Form 10-Q
period 1994-09-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1994-11-14
CIK 925692, 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1994

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Numbers 0-20421 and 0-5550


                           TELE-COMMUNICATIONS, INC.
                                      and
                           TCI COMMUNICATIONS, INC.
           ----------------------------------------------------------
           (Exact name of Registrants as specified in their charters)


             State of Delaware                                         84-1260157 and 84-0588868
- ------------------------------------------                       -------------------------------------
     (State or other jurisdiction of                             (I.R.S. Employer Identification Nos.)
      incorporation or organization)


              5619 DTC Parkway
            Englewood, Colorado                                                      80111
- -------------------------------------------                                     ----------------
 (Address of principal executive offices)                                          (Zip Code)


       Registrants' telephone number, including area code: (303) 267-5500



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                  ---       ---


         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury), as of October 31, 1994, was:

                 Class A common stock - 485,117,335 shares; and
                   Class B common stock - 85,976,717 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                       September 30,        December 31,
                                                                            1994                1993
                                                                       -------------        ------------
                                                                              amounts in millions
Assets
- ------

Cash                                                                    $       46                    1
Trade and other receivables, net                                               323                  232
Investment in Liberty Media Corporation
   ("Liberty") (note 4)                                                         --                  489
Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                                        988                  645
Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 6)                                                            764                  491
Investment in QVC, Inc. ("QVC") (note 7)                                       466                    2
Property and equipment, at cost:
   Land                                                                         95                   73
   Distribution systems                                                      7,636                6,629
   Support equipment and buildings                                           1,117                  818
                                                                        ----------               ------
                                                                             8,848                7,520
   Less accumulated depreciation                                             3,119                2,585
                                                                        ----------               ------
                                                                             5,729                4,935
                                                                        ----------               ------
Franchise costs                                                             11,019               10,620
   Less accumulated amortization                                             1,628                1,423
                                                                        ----------               ------
                                                                             9,391                9,197
                                                                        ----------               ------
Other assets, at cost, net of amortization                                   1,410                  528
                                                                        ----------               ------
                                                                        $   19,117               16,520
                                                                        ==========               ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Balance Sheets, continued
                                  (unaudited)


                                                                      September 30,         December 31,
                                                                          1994                 1993
                                                                      -------------         ------------
                                                                              amounts in millions
Liabilities and Stockholders' Equity
- ------------------------------------

Accounts payable                                                        $     230                  124
Accrued interest                                                              151                  157
Other accrued expenses                                                        801                  500
Debt (note 8)                                                              10,654                9,900

Deferred income taxes                                                       3,729                3,310

Other liabilities                                                             131                  114
                                                                        ---------               ------

      Total liabilities                                                    15,696               14,105
                                                                        ---------               ------

Minority interests in equity
   of consolidated subsidiaries                                               446                  285

Redeemable preferred stocks                                                    --                   18

Stockholders' equity (notes 1, 4, 6 and 9):
   Series Preferred Stock, $.01 par value                                      --                   --
   Class B 6% Cumulative Redeemable
      Exchangeable Junior Preferred Stock,
      $.01 par value                                                           --                   --
   Convertible Preferred Stock, Series C,
      $.01 par value                                                           --                   --
   Class A common stock, $1 par value
      Authorized 1,100,000,000 shares;
      issued 570,799,618 shares in 1994
      and 481,837,347 shares in 1993                                          571                  482
   Class B common stock, $1 par value
      Authorized 150,000,000 shares;
      issued 89,514,429 shares in 1994
      and 47,258,787 shares in 1993                                            89                   47
   Additional paid-in capital                                               2,833                2,293
   Cumulative foreign currency
      translation adjustment                                                   (5)                 (29)
   Unrealized holding gains for
      available-for-sale securities                                           433                   --
   Note receivable from related party                                         (15)                  --
   Accumulated deficit                                                       (285)                (348)
                                                                        ---------               ------
                                                                            3,621                2,445
   Treasury stock, at cost (85,713,880 and
      79,335,038 shares of Class A common
      stock in 1994 and 1993 and 3,537,712
      shares of Class B common stock in 1994)                                (646)                (333)
                                                                        ---------               ------

         Total stockholders' equity                                         2,975                2,112
                                                                        ---------               ------

Commitments and contingencies (note 10)

                                                                        $  19,117               16,520
                                                                        =========               ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                Three months              Nine months
                                                                   ended                     ended
                                                                September 30,            September 30,
                                                            ---------------------    ---------------------
                                                              1994         1993        1994         1993
                                                            --------     --------    --------     --------
                                                                         amounts in millions,
                                                                       except per share amounts
Revenue (note 4)                                             $1,286        1,044       3,427        3,104

Operating costs and expenses:
   Operating (note 4)                                           485          298       1,129          889
   Selling, general and administrative                          364          276         959          806
   Compensation relating to stock
      appreciation rights                                        --            6          --            9
   Adjustment to compensation relating to
      stock appreciation rights                                  10           --          (8)          --
   Depreciation                                                 163          158         499          454
   Amortization                                                  78           70         223          217
                                                             ------        -----       -----        -----
                                                              1,100          808       2,802        2,375
                                                             ------        -----       -----        -----

         Operating income                                       186          236         625          729

Other income (expense):
   Interest expense                                            (205)        (186)       (568)        (549)
   Interest and dividend income                                   6           11          26           23
   Share of earnings of Liberty
      (note 4)                                                  101           11         125            4
   Share of losses of other affiliates,
      net (note 5)                                              (26)         (17)        (56)         (44)
   Gain on disposition of assets                                  2            4           7           49
   Loss on early extinguishment of debt                          (1)          (6)         (3)         (17)
   Minority interests in earnings of
      consolidated subsidiaries, net                             --           (2)         --           (6)
   Other, net                                                    (5)          (2)         (8)          (6)
                                                             ------        -----       -----        -----
                                                               (128)        (187)       (477)        (546)
                                                             ------        -----       -----        -----

      Earnings before income taxes                               58           49         148          183

Income tax expense                                              (33)        (114)        (85)        (169)
                                                             ------        -----       -----        -----

      Net earnings (loss)                                        25          (65)         63           14

Dividend requirements on
   preferred stocks                                              (3)          (1)         (3)          (2)
                                                             ------        -----       -----        -----

      Net earnings (loss) attributable
         to common shareholders                              $   22          (66)         60           12
                                                             ======        =====       =====        =====

Primary and fully diluted earnings (loss)
   attributable to common shareholders
   per common and common equivalent
   share (note 2)                                            $  .04         (.14)        .12          .03
                                                             ======        =====       =====        =====


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1994
                                  (unaudited)




                                                                                                             Cumulative
                                                                                                               foreign
                                                Class B    Series C         Common stock       Additional     currency
                                               Preferred   Preferred    ------------------       paid-in     translation
                                                 Stock       Stock      Class A    Class B       capital      adjustment
                                               ---------   ---------    -------    -------    -------------  -----------
                                                                            amounts in millions
Balance at January 1, 1994                      $   --        --          482         47          2,293          (29)

   Net earnings                                     --        --           --         --             --           --
   Conversion of redeemable preferred
      stock                                         --        --            1         --             17           --
   Issuance of common stock upon
      conversion of notes (note 8)                  --        --            3         --             --           --
   Consummation of the Mergers
      (notes 1 and 4)                               --        --           85         42            355           --
   Issuance of Series C Preferred Stock
      in acquisition (note 9)                       --        --           --         --            168           --
   Accreted dividends on all classes of
      preferred stock                               --        --           --         --             (3)          --
   Accreted dividends on all classes of
      preferred stock not subject
      to mandatory redemption
      requirements                                  --        --           --         --              3           --
   Foreign currency translation adjustment          --        --           --         --             --           24
   Unrealized holding gains for
      available-for-sale securities (note 6)        --        --           --         --             --           --
                                                ------       ---          ---        ---          -----          ---

Balance at September 30, 1994                   $   --        --          571         89          2,833           (5)
                                                ======       ===          ===        ===          =====          ===

                                               Unrealized
                                                holding       Note
                                               gains for   receivable
                                               available-    from                                  Total
                                                for-sale    related    Accumulated   Treasury   stockholders'
                                               securities    party       deficit      stock       equity
                                               ----------  ----------  -----------   --------   ------------
                                                                  amounts in millions
Balance at January 1, 1994                         --          --         (348)       (333)        2,112

   Net earnings                                    --          --           63          --            63
   Conversion of redeemable preferred
      stock                                        --          --           --          --            18
   Issuance of common stock upon
      conversion of notes (note 8)                 --          --           --          --             3
   Consummation of the Mergers
      (notes 1 and 4)                             286         (15)          --        (313)          440
   Issuance of Series C Preferred Stock
      in acquisition (note 9)                      --          --           --          --           168
   Accreted dividends on all classes of
      preferred stock                              --          --           --          --            (3)
   Accreted dividends on all classes of
      preferred stock not subject
      to mandatory redemption
      requirements                                 --          --           --          --             3
   Foreign currency translation adjustment         --          --           --          --            24
   Unrealized holding gains for
      available-for-sale securities (note 6)      147          --           --          --           147
                                                  ---         ---         ----        ----         -----

Balance at September 30, 1994                     433         (15)        (285)       (646)        2,975
                                                  ===         ===         ====        ====         =====


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                     Nine months ended
                                                                                        September 30,
                                                                                  ------------------------
                                                                                    1994            1993
                                                                                  ---------        -------
                                                                                    amounts in millions
                                                                                        (see note 3)
Cash flows from operating activities:
   Net earnings                                                                   $      63            14
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                                  722           671
         Compensation relating to stock appreciation rights                              --             9
         Adjustment to compensation relating to stock
            appreciation rights                                                          (8)           --
         Share of earnings of Liberty                                                  (125)           (4)
         Share of losses of other affiliates                                             56            44
         Deferred income tax expense                                                     42           146
         Minority interests in earnings                                                  --             6
         Amortization of debt discount                                                    1            22
         Loss on early extinguishment of debt                                             3            17
         Gain on disposition of assets                                                   (7)          (49)
         Payment of premium received on
            preferred stock investment redemption                                        --            14
         Noncash interest and dividend income                                            (6)           (5)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                     (1)          (13)
               Change in accrued interest                                               (16)           39
               Change in other accruals and payables                                     63            14
                                                                                  ---------        ------
                 Net cash provided by operating activities                              787           925
                                                                                  ---------        ------

Cash flows from investing activities:
   Cash received from acquisitions                                                       67            --
   Cash paid for acquisitions                                                            --           (73)
   Capital expended for property and equipment                                         (949)         (686)
   Proceeds from disposition of assets                                                   32           146
   Payment received on preferred
      stock investment redemption                                                        --           183
   Additional investments in and
      loans to affiliates and others                                                   (308)         (257)
   Repayment of loans by affiliates and others                                          144            45
   Return of capital from affiliates                                                     22             1
   Other investing activities                                                          (312)         (104)
                                                                                  ---------        ------
                 Net cash used in investing activities                               (1,304)         (745)
                                                                                  ---------        ------

Cash flows from financing activities:
   Borrowings of debt                                                                 3,014         5,653
   Repayments of debt                                                                (2,449)       (5,769)
   Preferred stock dividends of subsidiaries                                             (3)           (4)
   Preferred stock dividends                                                             --            (2)
   Repurchase of preferred stock                                                         --           (92)
   Issuance of common stock                                                              --             6
   Repurchases of common stock                                                           --            (4)
                                                                                  ---------        ------
                 Net cash provided (used) by financing activities                       562          (212)
                                                                                  ---------        ------

                 Net increase (decrease) in cash                                         45           (32)

                    Cash at beginning of period                                           1            34
                                                                                  ---------        ------

                    Cash at end of period                                         $      46             2
                                                                                  =========        ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements

                               September 30, 1994
                                  (unaudited)


(1)     General

        The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. (formerly TCI/Liberty Holding Company) and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty entered into a definitive merger agreement (the "TCI/Liberty Merger Agreement") to combine the two companies (the "Mergers"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the Mergers, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares (see note 4). Upon consummation of the Mergers, subsidiaries of TCIC exchanged the 79,335,038 shares of Old TCI Class A common stock held by such subsidiaries for 79,335,038 shares of TCI Class A common stock. Such ownership is reflected as treasury stock at such subsidiaries' historical cost in the accompanying consolidated financial statements.

        The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K, as amended, for the year ended December 31, 1993.

        Certain amounts have been reclassified for comparability with the 1994 presentation.

(2)     Earnings (Loss) Per Common and Common Equivalent Share

        Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (628.3 million for the three months ended September 30, 1994; and 536.2 million and 431.9 million for the nine months ended September 30, 1994 and 1993, respectively). Shares issuable upon conversion of the Convertible Notes (see note 8) have not been included in the computation of weighted average shares outstanding for the nine months ended September 30, 1993 because their inclusion would be anti-dilutive.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements

        Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (628.3 million for the three months ended September 30, 1994; and 536.2 million and 432.2 million for the nine months ended September 30, 1994 and 1993, respectively). Shares issuable upon conversion of the Series C Preferred Stock (see note 9) have not been included in the computations of weighted average shares outstanding for the three months and the nine months ended September 30, 1994 because their inclusion would be anti-dilutive. Shares issuable upon conversion of the Convertible Notes (see note 8) and certain convertible notes and preferred stock converted subsequent to September 30, 1993 have not been included in the computations of weighted average shares outstanding for the nine months ended September 30, 1993 because their inclusion would be anti-dilutive.

        Loss per common share attributable to common shareholders for the three months ended September 30, 1993 was computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding (430.8 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $573 million and $494 million for the nine months ended September 30, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

        Significant noncash investing and financing activities are as follows:

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                    -----------------------
                                                                                     1994             1993
                                                                                    ------           ------
                                                                                      amounts in millions
                 Cash received from acquisitions:
                    Fair value of assets acquired                                   $1,398              --
                    Liabilities assumed                                               (449)             --
                    Deferred tax liability recorded
                       in acquisitions                                                (244)             --
                    Minority interests in equity of
                       acquired entities                                              (164)             --
                    Note receivable from related party assumed                          15              --
                    Common stock and preferred stock issued
                       in acquisitions                                                (650)             --
                    Common stock issued to TCIC and Liberty
                       in the Mergers reflected as treasury
                       stock (note 4)                                                  313              --
                    Unrealized gains on available-for-sale
                       securities reflected on acquired entities                      (286)             --
                                                                                    ------            ----

                       Cash received from acquisitions                              $  (67)             --
                                                                                    ======            ====

                 Cash paid for acquisitions:
                    Fair value of assets acquired                                   $   --              80
                    Liabilities assumed                                                 --              (7)
                                                                                    ------            ----
                       Cash paid for acquisitions                                   $   --              73
                                                                                    ======            ====
                 Common stock issued upon conversion
                    of redeemable preferred stock                                   $   18              --
                                                                                    ======            ====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


                                                                                      Nine months ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                     1994           1993
                                                                                    ------         ------
                                                                                    amounts in millions
                 Accreted and unpaid preferred
                    stock dividends                                                 $    3              --
                                                                                    ======          ======

                 Effect of foreign currency translation
                    adjustment on book value of foreign
                    equity investments                                              $   24               2
                                                                                    ======          ======

                 Unrealized gains, net of deferred income
                    taxes, on available-for-sale securities
                    exclusive of unrealized gains recorded in
                    the acquisition of Liberty                                      $  147              --
                                                                                    ======          ======

                 Noncash exchange of equity investments
                    and consolidated subsidiaries for
                    consolidated subsidiary                                         $   38              --
                                                                                    ======          ======

                 Common stock issued upon conversion
                    of notes                                                        $    3               3
                                                                                    ======          ======

                 Receipt of notes receivable upon
                    disposition of Liberty common
                    stock and preferred stock                                       $   --             182
                                                                                    ======          ======

                 Noncash exchange of equity investment
                    for consolidated subsidiary and
                    equity investment                                               $   --              19
                                                                                    ======          ======

                 Noncash capital contribution to
                    Community Cable Television ("CCT")                              $   --              22
                                                                                    ======          ======


(4)     Investment in Liberty Media Corporation

        TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock"). Upon consummation of the Mergers, TCIC received 3,390,833 shares of Class A common stock of TCI and 55,070 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), a new preferred stock of TCI having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the Class B Preferred Stock will be entitled to one vote per share in any general election of directors of TCI (see note 9).

        Upon consummation of the Mergers, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of Class A Preferred Stock, a new series of preferred stock of TCI having a substantially equivalent fair market value (see Note 9).


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Liberty owned 2,988,009 shares of Old TCI Class A common stock and 3,537,712 shares of Old TCI Class B common stock. Such shares were replaced with the same number of shares of TCI common stock upon consummation of the Mergers.

        TCIC's and Liberty's ownership of TCI common stock are reflected as treasury stock in the accompanying consolidated financial statements. Such amounts have been recorded at the historical cost previously reflected by TCIC and Liberty.

        Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the Mergers were consummated.

        The Mergers were accounted for using predecessor cost due to the aforementioned related party considerations.

        Prior to the Mergers, TCIC purchased sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which were based upon customary rates charged to others) for such programming were $27 million and $33 million for the period from January 1, 1994 through August 4, 1994 and for the nine months ended September 30, 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchased from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty paid a commission to TCIC for merchandise sales to customers who were subscribers of TCIC's cable systems. Aggregate commission and charges for such programming were $10 million and $7 million for the period from January 1, 1994 through August 4, 1994 and for the nine months ended September 30, 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

        On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased a 49.9% general partnership interest in American Movie Classics Company ("AMC") from Liberty under the terms of a buy/sell provision contained in the AMC partnership agreement. In connection with the purchase, Rainbow acquired an option to purchase the remaining 0.1% general partnership interest in AMC from Liberty for less than $1 million. The proceeds of $180,249,000 included the economic benefit of Liberty's consulting agreement with AMC assigned by Liberty to Cablevision Systems Corporation, the parent company of Rainbow. The gain recognized by Liberty in connection with the disposition of AMC was $183 million.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Summarized unaudited financial information of Liberty for the period from January 1, 1994 through August 4, 1994 and for the nine months ended September 30, 1993 is as follows:


                                                                                 1994             1993
                                                                                 ----             ----
                   Consolidated Operations                                        amounts in millions
                   -----------------------
                      Revenue                                                  $    790              796
                      Operating expenses                                           (726)            (762)
                      Depreciation and amortization                                 (32)             (33)
                                                                               --------          -------

                         Operating income                                            32                1

                      Interest expense                                              (22)             (21)
                      Other, net                                                    115               24
                                                                               --------          -------

                         Net earnings                                          $    125                4
                                                                               ========          =======

(5)     Investments in Affiliates

        Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method, are as follows:

                                                                                        Nine months
                                                                                           ended
                   Combined Operations                                                 September 30,
                   -------------------                                             ---------------------
                                                                                    1994           1993
                                                                                   ------         ------
                                                                                    amounts in millions
                      Revenue                                                    $     927            649
                      Operating expenses                                              (837)          (595)
                      Depreciation and amortization                                   (128)          (123)
                                                                                 ---------         ------

                         Operating loss                                                (38)           (69)

                      Interest expense                                                 (43)           (48)
                      Other, net                                                      (162)           (11)
                                                                                 ---------         ------

                         Net loss                                                $    (243)          (128)
                                                                                 =========         ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at September 30, 1994 are TeleWest Communications plc (carrying value of $296 million), Discovery Communications, Inc. (carrying value of $116 million) and Teleport Communications Group, Inc. (carrying value of $105 million).


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)     Investment in Turner Broadcasting System, Inc.

        The Company owns shares of a class of preferred stock of TBS which has voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. The Company's total holdings of TBS common and preferred stocks represent an approximate 12% voting interest for those matters for which preferred and common stock vote as a single class.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

        The Company applied the new rules beginning in the first quarter of 1994. Application of the new rules resulted in a net increase of $191 million to stockholders' equity in the first quarter of 1994, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale. Such amount was subsequently adjusted to $433 million at September 30, 1994, inclusive of the effect of $286 million recorded in the Mergers. The majority of such unrealized gain was reflected on the Company's investment in TBS common stock and QVC common stock (see note 7). The Company holds no material debt securities.

(7)     Investment in QVC, Inc.

        On August 5, 1994, Liberty, Comcast Corporation ("Comcast") and QVC announced that they had entered into a definitive merger agreement (the "QVC Merger Agreement") pursuant to which Comcast and Liberty would acquire all of the outstanding equity securities of QVC which they do not already own. In accordance with the QVC Merger Agreement, on August 11, 1994, a corporation owned by Comcast and Liberty (the "Purchaser") commenced a tender offer for all shares of stock of QVC at a net cash price of $46 per share of QVC common stock and a net cash price of $460 per share of QVC preferred stock. Following consummation of the tender offer, a corporation controlled by both Comcast and Liberty will merge with QVC (the "QVC Merger") and any remaining shares of QVC will be converted in the QVC Merger into cash at the same price as offered in the tender offer.

        The total amount of funds required to purchase all shares of QVC stock not owned by Comcast or Liberty in the tender offer and the merger and to pay certain related fees and expenses is estimated to be approximately $1.42 billion. In addition to the QVC stock owned by Comcast and Liberty, which will be contributed to the Purchaser immediately prior to the consummation of the tender offer, Comcast is required to contribute $296 million and Liberty is required to contribute approximately $6.5 million in cash to the Purchaser. The balance of the funds necessary to consummate the acquisition will be obtained from borrowings by QVC and subordinated debt of the Purchaser. The transaction is conditioned upon the majority of the fully diluted QVC common stock being tendered in the offer, the Purchaser obtaining the requisite financing on satisfactory terms, upon receipt of certain governmental approvals and other customary conditions. Should the transaction be consummated, Liberty would indirectly own approximately 43% of QVC and would account for its investment in QVC under the equity method.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Certain of the shares of stock of QVC owned by Liberty are subject to repurchase by QVC in the event that commitments to carry its programming are not met. Approximately 46% of the shares which Liberty holds or would hold upon exercise or conversion of convertible securities, are "unvested" and are subject to such repurchase rights by QVC. QVC's repurchase rights with respect to QVC securities held by the Company are exercisable over a period of time, ending in the year 2004, if certain carriage commitments made by an indirect wholly-owned subsidiary of TCIC are not met. Under the terms of a certain agreement pursuant to which Liberty acquired from TCIC a substantial number of the QVC securities it now beneficially owns, TCIC has agreed to reimburse Liberty in the event QVC exercises its right to repurchase certain of the "unvested" shares. Such reimbursement will be based on the value assigned such shares when Liberty acquired them from TCIC, which is substantially below the current market price of such shares. The agreement between Comcast and Liberty regarding the acquisition of QVC provides that Comcast and Liberty will, in connection with the consummation of the QVC Merger, cause QVC to waive its repurchase rights and to agree that all shares held by Comcast, Liberty and TCIC are fully vested and not subject to repurchase rights. Other than the waiver of such repurchase rights, the above described carriage obligation is not affected by the QVC Merger.

(8)     Debt

        Debt is summarized as follows:

                                                                        September 30,         December 31,
                                                                            1994                  1993
                                                                        -------------         ------------
                                                                              amounts in millions
          Senior notes                                                    $  5,412                 5,052
          Bank credit facilities                                             3,704                 3,344
          Commercial paper                                                     292                    44
          Notes payable                                                      1,039                 1,321
          Convertible notes (a)                                                 45                    47
          Other debt                                                           162                    92
                                                                          --------                ------

                                                                          $ 10,654                 9,900
                                                                          ========                ======

        (a) These convertible notes, which are stated net of unamortized discount of $186 million and $197 million at September 30, 1994 and December 31, 1993, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During July and August of 1994, certain of these notes were converted into 2,350,000 shares of Class A common stock. At September 30, 1994, the notes were convertible, at the option of the holders, into an aggregate of 38,710,990 shares of Class A common stock.

        The subsidiaries of the Company's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.

        As security for borrowings under one of its credit facilities, TCIC pledged a portion of the common stock (with a quoted market value of approximately $580 million at September 30, 1994) it holds of TBS.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        In order to provide interest rate protection on a portion of its variable rate indebtedness, certain subsidiaries of the Company have entered into various interest rate exchange agreements. The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at September 30, 1994, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $161 million at September 30, 1994 to terminate the agreements.

        The fair value of the subsidiaries of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,654 million, was $10,791 million at September 30, 1994.

        Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

        TCI has not assumed any of TCIC's or Liberty's indebtedness or other obligations that were outstanding at the time the Mergers were consummated.

(9)     Stockholders' Equity

        Common Stock

        The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

        Preferred Stock

        Class A Preferred Stock. The Company is authorized to issue
        700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all of the issued and outstanding shares of such stock, amounting to 592,797 shares. Such preferred stock is eliminated in consolidation. The holders of the Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Class A Preferred Stock (currently the Class A common stock, the Class B common stock and the Class B Preferred Stock), that accrue on each share of the Class A Preferred Stock at the rate of 9-3/8% per annum of the Stated Liquidation Value of such share ($322.84 per share). Dividends are fully cumulative and are payable in cash. The Class A Preferred Stock ranks on a parity basis with the Series C Preferred Stock and the Series E Preferred Stock as to dividend rights, rights of redemption or rights on liquidation. The Class A Preferred Stock is subject to mandatory redemption by the Company on the twelfth anniversary of the issue date. The Class A Preferred Stock may be redeemed at the option of the Company. The holders of the Class A Preferred Stock have the right to vote at any annual or special meeting of stockholders for the purpose of electing directors. Each share of Class A Preferred Stock shall have one vote for such purpose.

        Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. The Company is authorized to issue 1,675,026 shares of Class B Preferred Stock. All such shares are issued and outstanding. Subsidiaries of TCIC hold 55,070 of such issued and outstanding shares.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), commencing March 1, 1995, and, in the sole discretion of the TCI Board, may be declared and paid in cash, in shares of TCI Class A common stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of TCI Class A common stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B
        Preferred Stock as of a special record date fixed by the TCI Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends).
        No interest or additional dividends will accrue or be payable (whether in cash, shares of TCI Class A common stock or otherwise) with respect to any dividend payment on the Class B Preferred Stock that may be in arrears or with respect to that portion of any other payment on the Class B Preferred Stock that is in arrears which consists of accumulated or accrued and unpaid dividends. For so long as any dividends are in arrears on the Class B Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Class B Preferred Stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, no dividends may be declared or paid on the TCI common stock or on any parity stock or other junior stock and no money or assets may be set aside for such purpose, except for dividends declared and paid on parity stock contemporaneously and on a pro rata basis with dividends declared and paid on the Class B Preferred Stock. The Class B Preferred Stock will rank junior to the Class A Preferred Stock with respect to the declaration and payment of dividends.

        If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of TCI Class A common stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of TCI Class A common stock by the Average Market Price of the TCI Class A common stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of TCI Class A common stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        In the event of any liquidation, dissolution or winding up of TCI, the holders of Class B Preferred Stock will be entitled, after payment of preferential amounts on any class or series of stock ranking prior to the Class B Preferred Stock with respect to liquidating distributions, to receive from the assets of TCI available for distribution to stockholders an amount in cash or property or a combination thereof, per share, equal to the Stated Liquidation Value thereof, plus all accumulated and accrued but unpaid dividends thereon to and including the redemption date. TCI will not have any mandatory obligation to redeem the Class B Preferred Stock as of any fixed date, at the option of the holders or otherwise.

        Subject to the prior preferences and other rights of any class or series of TCI preferred stock, the Class B Preferred Stock will be exchangeable at the option of TCI in whole but not in part at any time for junior subordinated debt securities of TCI ("Junior Exchange Notes"). The Junior Exchange Notes will be issued pursuant to an indenture (the "Indenture"), to be executed by TCI and a qualified trustee to be chosen by TCI.

        If TCI exercises its optional exchange right, each holder of outstanding shares of Class B Preferred Stock will be entitled to receive in exchange therefor newly issued Junior Exchange Notes of a series authorized and established for the purpose of such exchange, the aggregate principal amount of which will be equal to the aggregate Stated Liquidation Value of the shares of Class B Preferred Stock so exchanged by such holder, plus all accumulated and accrued but unpaid dividends thereon to and including the exchange date. The Junior Exchange Notes will be issuable only in principal amounts of $100 or any integral multiple thereof and a cash adjustment will be paid to the holder for any excess principal that would otherwise be issuable. The Junior Exchange Notes will mature on the fifteenth anniversary of the date of issuance and will be subject to earlier redemption at the option of TCI, in whole or in part, for a redemption price equal to the principal amount thereof plus accrued but unpaid interest. Interest will accrue, and be payable annually, on the principal amount of the Junior Exchange Notes at a rate per annum to be determined prior to issuance by adding a spread of 215 basis points to the "Fifteen Year Treasury Rate" (as defined in the Indenture). Interest will accrue on overdue principal at the same rate, but will not accrue on overdue interest.

        The Junior Exchange Notes will represent unsecured general obligations of TCI and will be subordinated in right of payment to all Senior Debt (as defined in the Indenture). The Indenture will not limit the amount of Senior Debt or any other debt, secured or unsecured, of TCI or any subsidiary. There can be no assurance as to the establishment or continuity of any trading market for the Junior Exchange Notes that would be issued if TCI exercised its optional exchange right. Accordingly, holders of Class B Preferred Stock who receive Junior Exchange Notes in exchange therefor may have difficulty selling such Notes.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        For so long as any dividends are in arrears on the Class B Preferred Stock or any class or series of TCI preferred stock ranking pari passu with the Class B Preferred Stock which is entitled to payment of cumulative dividends prior to the redemption, exchange, purchase or other acquisition of the Class B Preferred Stock, and until all dividends accrued up to the immediately preceding dividend payment date on the Class B Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, neither TCI nor any subsidiary thereof may redeem, exchange, purchase or otherwise acquire any shares of Class B Preferred Stock, any such parity stock or any class or series of its capital stock ranking junior to the Class B Preferred Stock (including the TCI common stock), or set aside any money or assets for such purpose, unless all of the outstanding shares of Class B Preferred Stock and such parity stock are redeemed. For so long as any dividends are in arrears on the Class B Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Class B Preferred Stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not declare or pay any dividend on or make any distribution with respect to any junior stock or parity stock or set aside any money or assets for any such purpose, except for dividends declared and paid on parity stock contemporaneously and on a pro rata basis with dividends declared and paid on the Class B Preferred Stock. If TCI fails to redeem or exchange shares of Class B Preferred Stock on a date fixed for redemption or exchange, and until such shares are redeemed or exchanged in full, TCI may not redeem or exchange any parity stock or junior stock, declare or pay any dividend on or make any distribution with respect to any junior stock or set aside money or assets for such purpose and neither TCI nor any subsidiary thereof may purchase or otherwise acquire any Class B Preferred Stock, parity stock or junior stock or set aside money or assets for any such purpose. The failure of TCI to pay any dividends on any class or series of parity stock or to redeem or exchange on any date fixed for redemption or exchange any shares of Class B Preferred Stock shall not prevent TCI from (i) paying any dividends on junior stock solely in shares of junior stock or the redemption purchase or other acquisition of junior stock solely in exchange for (together with cash adjustment for fractional shares, if any) or (but only in the case of a failure to pay dividends on any parity stock) through the application of the proceeds from the sale of, shares of junior stock; or (ii) the payment of dividends on any parity stock solely in shares of parity stock and/or junior stock or the redemption, exchange, purchase or other acquisition of Class B Preferred Stock or parity stock solely in exchange for (together with a cash adjustment for fractional shares, if any), or (but only in the case of failure to pay dividends on any parity stock) through the application of the proceeds from the sale of, parity stock and/or junior stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock, the Class A Preferred Stock and any other class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the Delaware General Corporation Law ("DGCL"). Without limiting the generality of the foregoing, the number of authorized shares of Class B Preferred Stock may be increased or decreased (but not below the number of shares of Class B Preferred Stock then outstanding) by the affirmative vote of the holders of 66-2/3% of the total voting power of the then outstanding shares of TCI common stock and any class or series of TCI preferred stock entitled to vote generally on matters presented to TCI stockholders for a vote, voting together as a single class, and the Class B Preferred Stock will not be entitled to vote with respect to any proposed amendment to the TCI Charter that would create or designate any class or series of TCI preferred stock that would rank prior to, pari passu, or junior to the Class B Preferred Stock.

        Series Preferred Stock. The TCI Series Preferred Stock will be issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the TCI Board.

        All shares of any one series of the TCI Series Preferred Stock are required to be alike for every particular and all shares are required to rank equally and be identical in all respects, except insofar as they may vary with respect to matters which the TCI Board is expressly authorized by the TCI Charter to determine in the resolution or resolutions providing for the issue of any series of the TCI Series Preferred Stock.

        Series C Convertible Preferred Stock. TCI has issued 70,559 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," (the "Series C Preferred Stock") as partial consideration for an acquisition by TCI .

        Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of TCI Class A common stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock, each of which are discussed in greater detail below, will be determined by reference to the liquidation value of the TCI Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
        (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sums or clauses (i) and (ii) above, to such date of determination.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



        Subject to the prior preferences and other rights of any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock, the holders of Series C Preferred Stock will be entitled to receive and, subject to any prohibition or restriction contained in any instrument evidencing indebtedness of TCI, TCI will be obligated to pay preferential cumulative cash dividends out of funds legally available therefor. Dividends will accrue cumulatively at an annual rate of 5-1/2% of the liquidation value per share, whether or not such dividends are declared or funds are legally or contractually available for payment of dividends, except that if TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, dividends will thereafter accrue cumulatively at an annual rate of 15% of the liquidation value per share. Accrued dividends will be payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing on the first dividend payment date after the issuance of the Series C Preferred Stock. Dividends not paid on any dividend payment date will be added to the liquidation value on such date and remain a part thereof until such dividends and all dividends accrued thereon are paid in full. Dividends will accrue on unpaid dividends at the rate of 5-1/2% per annum, unless such dividends remain unpaid for two consecutive quarters in which event such rate will increase to 15% per annum. The Series C Preferred Stock will rank prior to the TCI common stock and Class B Preferred Stock and pari passu with the Class A Preferred Stock with respect to the declaration and payment of dividends.

        Upon the dissolution, liquidation or winding up of TCI, holders of the Series C Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value. The Series C Preferred Stock will rank prior to the TCI common stock and Class B Preferred Stock and pari passu with the Class A Preferred Stock as to any such distributions.

        The Series C Preferred Stock will be subject to optional redemption at any time after the seventh anniversary of its issuance, in whole or in part, by TCI at a redemption price, per share, equal to the then liquidation value of the Series C Preferred Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



        For so long as any dividends are in arrears on the Series C Preferred Stock or any class or series of TCI preferred stock ranking pari passu (including the Class A Preferred Stock) with the Series C Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Series C Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not redeem or otherwise acquire any shares of Series C Preferred Stock, any such parity stock or any class or series of its preferred stock ranking junior (including the TCI common stock and Series C Preferred Stock and such parity stock are redeemed. If TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, and until all such shares are redeemed in full, TCI may not redeem any such parity stock or junior stock, or otherwise acquire any shares of such stock or Series C Preferred Stock. Nothing contained in the two immediately preceding sentences shall prevent TCI from acquiring (i) shares of Series C Preferred Stock and any such parity stock pursuant to a purchase or exchange offer made to holders of all outstanding shares of Series C Preferred Stock and such parity stock, if (a) as to holders of all outstanding shares of Series C Preferred Stock, the terms of the purchase or exchange offer for all such shares are identical, (b) as to holders for all outstanding shares of a particular series or class of parity stock, the terms of the purchase or exchange offer for all such shares are identical and (c) as among holders of all outstanding shares of Series C Preferred Stock and parity stock, the terms of each purchase or exchange offer are substantially identically relative to the respective liquidation prices of the shares of Series C Preferred Stock and each series or class of such parity stock, or (ii) shares of Series C Preferred Stock, parity stock or junior stock in exchange for, or through the application of the proceeds of the sale of, shares of junior stock.

        The Series C Preferred Stock will be subject to restrictions on transfer although it will have certain customary registration rights with respect to the underlying shares of TCI Class A common stock. The Series C Preferred Stock will vote on all matters submitted to a vote of the holders of the TCI common stock, will have one vote for each share of TCI Class A common stock into which the shares of Series C Preferred Stock are converted for such purpose, and will vote as a single class with the TCI common stock. The Series C Preferred Stock will have no other voting rights except as required by the DGCL and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock will be necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock. Without limiting the generality of the foregoing, the number of authorized shares of Series C Preferred Stock may be increased or decreased (but not below the number of shares of Series C Preferred Stock then outstanding) by the affirmative vote of the holders of 66-2/3 of the total voting power of the then outstanding shares of TCI common stock and any class or series of TCI preferred stock entitled to vote generally on matters presented to TCI stockholders for a vote, voting together as a single class, and the Series C Preferred Stock will not be entitled to vote with respect to any proposed amendment to the TCI Charter that would create or designate any class or series of TCI preferred stock that would rank pari passu with, or junior to the Series C Preferred Stock.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                    (formerly TCI/Liberty Holding Company)

                  Notes to Consolidated Financial Statements


        Redeemable Convertible Preferred Stock, Series E. Subsequent to September 30, 1994, the Company reorganized its subsidiaries based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital. In connection with such reorganization, the Board of Directors created and authorized the issuance of the Redeemable Convertible Preferred Stock, Series E ("Series E Preferred Stock"), par value $.01 per share. The Company is authorized to issue 400,000 shares. Subsidiaries of TCI hold all of the issued and outstanding shares of such stock, amounting to 246,402 shares. All such preferred stock will eliminate in consolidation.

        The holders of the Series E Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series E Preferred Stock (currently the Class A common stock, the Class B common stock and the Class B Preferred Stock), that shall accrue on each share of Series E Preferred Stock at the rate of 5.0% per annum of the Stated Liquidation Value ($22,303 per share). Dividends are fully cumulative and are payable in cash. The Series E Preferred Stock ranks on parity with the Class A Preferred Stock and the Series C Preferred Stock as to dividend rights, rights of redemption or rights on liquidation.

        The Series E Preferred may be redeemed at the option of the Company. The Company may elect to pay the redemption price by issuing to the holder thereof a number of shares of Class A common stock equal to the aggregate redemption price of such shares divided by the Average Quoted Price (as defined) of a share of Class A common stock.

        Unless previously called for redemption, shares of Series E Preferred Stock shall be convertible, at the option of the holder thereof, into shares of Class A common stock at any time subsequent to a duly approved amendment to the Company's Restated Certificate of Incorporation increasing the number of Class A common shares to a number that would permit conversion of all shares of Series E Preferred Stock then outstanding into Class A common stock. The Series E Preferred Stock may be converted into Class A common stock at the initial conversion rate of 1,000 shares of Class A common stock for one share of the Series E Preferred Stock.

        The holders of the Series E Preferred Stock have the right to vote at any annual or special meeting of stockholders for the purpose of electing directors. Each share of Series E Preferred Stock shall have one vote for such purpose.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



        Stock Options

        The Company has adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. Pursuant to the TCI/Liberty Merger Agreement and certain assumption agreements, stock options and/or stock appreciation rights granted (or assumed) by Old TCI and stock options and/or stock appreciation rights granted by Liberty were assumed by the Company and new options and/or stock appreciation rights were substituted under the Plan. The following descriptions represent the terms of the assumed options and/or stock appreciation rights.

        Stock options to purchase 180,508 shares of TCI Class A common stock at an adjusted purchase price of $17.25 per share were outstanding at September 30, 1994. During the nine months ended September 30, 1994, options to acquire 33,000 shares were exercised and options for 3,500 shares were canceled. Such options expired on November 9, 1994.

        Stock options to acquire 162,228 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share were outstanding at September 30, 1994. During the nine months ended September 30, 1994, options to acquire 5,100 shares were exercised and no options were canceled. Options to acquire 19,428 shares of TCI Class A common stock expire August 14, 1995. Options to acquire 142,800 shares of TCI Class A common stock expire December 15, 1998.

        Stock options in tandem with stock appreciation rights to purchase 3,970,000 shares of Class A common stock at a purchase price of $16.75 per share were outstanding at September 30, 1994. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002.

        Stock options in tandem with stock appreciation rights to purchase 1,947,500 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at September 30, 1994. Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003. During the nine months ended September 30, 1994, stock options covering 7,500 shares of Class A common stock were canceled upon termination of employment.

        Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at September 30, 1994. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Stock options in tandem with stock appreciation rights to acquire 54,600 share of TCI Class A common stock at an adjusted purchase price of $19.56 were outstanding at September 30, 1994. The options vest in five equal annual installments commencing June 3, 1994 and expire in June 2003.

        Stock appreciation rights with respect to 1,423,500 shares of TCI Class A common stock were outstanding at September 30, 1994. These rights have an adjusted strike price of $0.82 per share, become exercisable and vest evenly over seven years, beginning March 28, 1992. Stock appreciation rights expire on March 28, 2001.

        Estimated compensation relating to stock appreciation rights has been recorded through September 30, 1994, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

        Other

        In connection with the exercise of a stock option by an officer/director of Liberty, a note was given to Liberty as partial payment of the exercise price. This note bears interest at 7.54% per annum. At the date of the Mergers, the Company recorded the net assumed note receivable, amounting to approximately $15 million, from such officer as a reduction of stockholders' equity.

        The shares issued by Liberty upon exercise of this option, together with all subsequent dividends and distributions thereon (collectively totaling 16,000,000 shares of Liberty Class B common stock and 200,000 shares of Liberty Class E Preferred Stock, the "Option Units"), were subject to repurchase by Liberty under certain circumstances. Such shares were exchanged for 15,600,000 shares of TCI Class A common stock and 200,000 shares of Class B Preferred Stock in the Mergers. The Company's repurchase right terminates as to 20% of the Option Units per year, commencing March 28, 1992, and will terminate as to all of the Option Units in the event of death, disability or under certain other circumstances.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

        At September 30, 1994, there were 55,505,226 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities described in this note 9 and in note 8. In addition, one share of Class A common stock is reserved for each share of Class B common stock.

(10)    Commitments and Contingencies

        On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

        The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for regulated services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993 or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems' rates are successfully challenged by franchising authorities is not considered to be material.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, the Company and Comcast entered into a purchase agreement whereby the Company would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition is expected to consummate in 1995.

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $368 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

        The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $247 million at September 30, 1994.

        In 1993, the President of Home Shopping Network, Inc. ("HSN") received stock appreciation rights with respect to 984,876 shares of HSN's common stock at an exercise price of $8.25 per share. These rights vest over a four year period and are exercisable until February 23, 2003. The stock appreciation rights will vest upon termination of employment other than for cause and will be exercisable for up to one year following the termination of employment. In the event of a change in ownership control of HSN, all unvested stock appreciation rights will vest immediately prior to the change in control and shall remain exercisable for a one year period. Stock appreciation rights not exercised will expire to the extent not exercised. These rights may be exercised for cash or, so long as HSN is a public company, for shares of HSN's common stock equal to the excess of the fair market value of each share of common stock over $8.25 at the exercise date. The stock appreciation rights also will vest in the event of death or disability. Estimated compensation related to stock appreciation rights has been recorded through September 30, 1994, but it is subject to future adjustment based upon market value, and ultimately on the final determination of market value when the rights are exercised.

        The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(11)    Proposed Merger with TeleCable Corporation

        As of August 8, 1994, TCI, TCIC and TeleCable Corporation ("TeleCable") entered into a merger agreement whereby TeleCable will be merged with and into TCIC. The aggregate purchase price of $1.6 billion will be paid with shares of TCI Class A common stock (currently estimated to be approximately 42 million shares), assumption of liabilities amounting to approximately $300 million and 1 million shares of a new TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of TCI Class A common stock and shall be redeemable by TCI after 5 years or the holder can cause TCI to redeem after 10 years. The merger requires the approval of the shareholders of TeleCable and various franchise and other governmental authorities.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


(12)    Subsequent Event

        Subsequent to September 30, 1994, subsidiaries of the Company, Comcast, Cox Cable Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners intend to bid for broadband personal communications services ("PCS") licenses in auctions (the "PCS Auctions") to be conducted by the FCC. WirelessCo has applied for eligibility to bid for licenses in 39 of the 51 Major Trading Areas ("MTAs") for which PCS licenses will be auctioned by the FCC commencing in December 1994. WirelessCo may also invest in, affiliate with or acquire licenses from successful bidders in the PCS Auctions. The Company owns a 30% interest in WirelessCo. Subsidiaries of Cox, Sprint and the Company have also formed a separate partnership, in which the Company owns a 35.3% interest, to bid for PCS licenses for the Philadelphia MTA. The Company cannot predict the cost of obtaining licenses in the PCS Auctions or the likelihood that WirelessCo and the Philadelphia partnership will be successful bidders for any of the PCS licenses for which they have applied to bid. If the respective bidding strategies of WirelessCo and the Philadelphia partnership are successful, however, the capital required to fund the license costs and the construction of the PCS systems will be substantial and the Company's share thereof would represent a material increase in its capital requirements.

        The Company, Comcast, Cox (collectively, the "Cable Partners") and Sprint have also agreed upon the basis upon which they would negotiate a definitive agreement for the formation of a partnership ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis, using cable television facilities of the Cable Partners and other cable television operators that agree to affiliate with NewTelco. The parties intend that the Cable Partners would contribute their interests in Teleport Communications Group, Inc. ("TCG") and its affiliated entities and other competitive access businesses to NewTelco. The Company currently owns an approximately 29.9% interest in TCG and would own a 30% interest in NewTelco. The modification or repeal of existing regulatory and legislative barriers to competition in the local telephony market will be necessary in order for NewTelco to provide its proposed services in most states. Formation of NewTelco is subject to certain conditions including the negotiation of a definitive partnership agreement and contribution agreement. The contributions of TCG and other competitive access businesses to NewTelco will be subject, among other things, to the receipt of necessary regulatory and other consents and approvals.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


Management's Discussion and Analysis of
 Financial Condition and Results of Operations


(1)     Material changes in financial condition:

        On August 4, 1994, TCIC and Liberty consummated the Mergers. The transaction was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of TCI. TCIC shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. TCI has not assumed any of TCIC's or Liberty's indebtedness or other obligations that were outstanding at the time the Mergers were consummated. The Mergers were accounted for using predecessor cost due to related party considerations.

        On August 5, 1994, Liberty, Comcast and QVC announced that they had entered into the QVC Merger Agreement pursuant to which Comcast and Liberty would acquire QVC. In accordance with the QVC Merger Agreement, Comcast and Liberty commenced a tender offer for all shares of stock of QVC at a net cash price of $46 per share of QVC common stock and a net cash price of $460 per share of QVC preferred stock. Following expiration of the tender offer, a corporation controlled by both Comcast and Liberty will merge with QVC and any remaining shares of QVC will be converted into cash at the same price as offered in the tender offer.

        The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund approximately $267 million and $20 million, respectively, of the acquisition with the balance expected to be provided through debt financing which, after the merger, will be an obligation of QVC. The transaction is conditioned upon Comcast and Liberty obtaining the requisite financing on satisfactory terms to purchase all of the outstanding shares of QVC, upon receipt of certain governmental approvals and other customary conditions. Liberty expects that the funds required to make Liberty's $20 million cash contribution will come from a combination of working capital and general corporate funds and existing credit facilities of Liberty and/or TCIC.

        As of August 8, 1994, TCI, TCIC and TeleCable entered into a merger agreement, whereby TeleCable will be merged with and into TCIC. The aggregate purchase price of $1.6 billion will be paid with shares of TCI Class A common stock (currently estimated to be approximately 42 million shares), assumption of liabilities amounting to approximately $300 million and 1 million shares of a new TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of TCI Class A common stock and shall be redeemable by TCI after 5 years or the holder can cause TCI to redeem after 10 years. The merger requires the approval of the shareholders of TeleCable and various franchise and other governmental authorities.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):

        Subsequent to September 30, 1994, subsidiaries of the Company, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners intend to bid for PCS licenses in PCS Auctions to be conducted by the FCC. WirelessCo has applied for eligibility to bid for licenses in 39 of the 51 MTAs for which PCS licenses will be auctioned by the FCC commencing in December 1994. WirelessCo may also invest in, affiliate with or acquire licenses from successful bidders in the PCS Auctions. The Company owns a 30% interest in WirelessCo. Subsidiaries of Cox, Sprint and the Company have also formed a separate partnership, in which the Company owns a 35.3% interest, to bid for PCS licenses for the Philadelphia MTA. The Company cannot predict the cost of obtaining licenses in the PCS Auctions or the likelihood that WirelessCo and the Philadelphia partnership will be successful bidders for any of the PCS licenses for which they have applied to bid. If the respective bidding strategies of WirelessCo and the Philadelphia partnership are successful, however, the capital required to fund the license costs and the construction of the PCS systems will be substantial and the Company's share thereof would represent a material increase in its capital requirements. The Company anticipates that it would finance its share of the required capital through borrowings under existing new credit facilities, although there can be no assurance that additional financing would be available on terms desired by the Company.

        The Cable Partners and Sprint have also agreed upon the basis upon which they would negotiate a definitive agreement for the formation of NewTelco to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis, using cable television facilities of the Cable Partners and other cable television operators that agree to affiliate with NewTelco. The parties intend that the Cable Partners would contribute their interests in TCG and its affiliated entities and other competitive access businesses to NewTelco. The Company currently owns an approximately 29.9% interest in TCG and would own a 30% interest in NewTelco. The modification or repeal of existing regulatory and legislative barriers to competition in the local telephony market will be necessary in order for NewTelco to provide its proposed services in most states. Formation of NewTelco is subject to certain conditions including the negotiation of a definitive partnership agreement and contribution agreement. The contributions of TCG and other competitive access businesses to NewTelco will be subject, among other things, to the receipt of necessary regulatory and other consents and approvals.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):

        The Company is a holding company and its assets consist solely of investments in its subsidiaries. The Company's rights, and therefore the extent to which the holders of the Company's Preferred Stocks will be able to participate in the distribution of assets of any subsidiary upon the latter's liquidation or reorganization, will be subject to prior claims of the subsidiary's creditors, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary (in which case the claims of the Company would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by the Company).

        The Company's ability to pay dividends on any classes or series of Preferred Stock is dependent upon the ability of the Company's subsidiaries to distribute amounts to the Company in the form of dividends, loans or advances or in the form of repayment of loans and advances from the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock or to make any funds available therefor, whether by dividends, loans or their payments. The payment of dividends, loans or advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, is contingent upon the cash flows generated by those subsidiaries and is subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on any class or series of preferred stock. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets.

        The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Although amounts expended for acquisitions and capital expenditures exceed net cash provided by operating activities, the borrowing capacity resulting from such acquisitions, construction and internal growth has been and is expected to continue to be adequate to fund the shortfall. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

        Subsidiaries of the Company had approximately $1.9 billion in unused lines of credit at September 30, 1994, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. TCI has not assumed any of TCIC's or Liberty's indebtedness or other obligations that were outstanding at the time the Mergers were consummated. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):

        One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of operating income before depreciation, amortization and other noncash credits or charges ($1,339 million and $1,409 million for the nine months ended September 30, 1994 and 1993, respectively) to interest expense ($568 million and $549 million for the nine months ended September 30, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 236% and 257% for the nine months ended September 30, 1994 and 1993, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, more than half of which results from fixed rate indebtedness.

        In July 1994, Rainbow purchased a 49.9% general partnership interest in AMC from Liberty under the terms of a buy/sell provision contained in the AMC partnership agreement for total cash proceeds of $180 million. Liberty used a portion of these proceeds to repay debt to TCI totaling $105 million of principal plus $7 million of accrued interest.

        The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

        Approximately thirty-five percent of the franchises held by TCIC, involving approximately 3.8 million basic subscribers, expire within five years. There can be no assurance that the franchises for TCIC's systems will be renewed as they expire although TCIC believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984, as amended (the "1984 Cable Act") for franchise renewal. However, in the event they are renewed, TCIC cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with such renewals. To date, they have not varied significantly from the original terms.

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios from January 1, 1993 through December 31, 2002. The aggregate minimum liability under certain of the license agreements is approximately $368 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):

        The Company is upgrading and installing optical fiber in its cable systems at a rate such that in three years TCIC anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. Through September 30, 1994, TCIC's capital expenditures amounted to $944 million. However, the Company is continually reevaluating its capital expenditures and such expenditures are subject to change based upon the effects to the Company's liquidity arising from rate regulation.

        The Company competes with operators of alternative methods of distribution of the same or similar video programming as that offered by its cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. One such competitor is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite; one DBS operator recently began offering nationwide video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on the Company's cable systems. As the cost declines of equipment needed to receive these transmissions, it is expected that the Company will experience increased and substantial competition from DBS operators. The 1984 Cable Act, the regulations of the FCC and the Modification of Final Judgment entered in United States v. AT&T currently prohibit Regional Bell operating companies from providing video programming and other information services directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). In separate decisions, four United States District Courts have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone companies First Amendment right to free expression. All four decisions have been appealed (or are expected to be appealed). If the current cross-entry restrictions are removed to relaxed, the Company could face increased competition from telephone companies which, in most cases, have greater financial resources than the Company.

        The FCC has authorized the provision of so-called "video-dialtone" services by which independent video programmers may deliver services to the home over telephone-provided circuits, thereby by-passing the local cable system or other video providers. Although local exchange telephone carriers, providing "video-dialtone" under the existing rules are allowed only a limited financial interest in programming services and must limit their role largely to that of a traditional "common carrier," the current status of these rules is uncertain under the court decisions referred to above. Numerous local exchange telephone carriers have filed applications with the FCC for authorization to construct video-dialtone systems and to provide such services. This alternative means of distribution of video services to consumer's homes, could eventually become a substantial competitor to the Company's cable and other video delivery systems.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):

        Management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets) and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future.

(2)     Material changes in results of operations:

        On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.

        Based on its analysis and interpretation of the FCC's 1993 and 1994 rate regulations, the Company estimates that the implementation of such regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as
        (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

        Subject to certain limitations, the FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees and any increase in the number of regulated channels.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(2)     Material changes in results of operations (continued):

        Cable operators may justify rates higher than the benchmark rates established by the FCC through demonstrating unusually high costs based upon a cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25%, which rate may be subject to change in the future.

        The Company believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993, or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that any system's rates were to be successfully challenged, is not considered to be material.

        Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations have had a material effect on its results of operations.

        The "must carry" provisions mandate that cable companies within a broadcast television station's reach, retransmit its signal. On July 2, 1993, the FCC voted to extend "must carry" rules to broadcast television stations with shop-at-home formats. "Must carry" requirements went into effect on October 6, 1993, and HSN, a consolidated subsidiary of Liberty, experienced growth in carriage as a result. The new law was challenged in the courts, and on June 27, 1994, the United States Supreme Court in Turner Broadcasting System, Inc. v. F.C.C. vacated the Federal District Court's decision upholding the law as constitutional because genuine issues of material fact remained unresolved. The "must carry" statute and regulations remain in place pending the outcome of further proceedings before the Federal District Court. If "must carry" ultimately is ruled unconstitutional, a portion of this growth in cable carriage may be reversed and HSN's revenues may be adversely effected.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(2)     Material changes in results of operations (continued):

        Revenue increased by approximately 10% for the nine months ended September 30, 1994 compared to the corresponding period of 1993. Such increase was the result of the Mergers (7%), the growth in subscriber levels within the Company's cable television systems (4%), the effect of certain acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In the third quarter of 1994, the Company experienced a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.

        Operating costs and expenses increased by 18% for the nine months ended September 30, 1994 compared to the corresponding period of 1993. The consolidation of Liberty in the Mergers resulted in an increase of $205 million in operating, selling, general and administrative expenses. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. Additionally, the Company incurred $30 million of programming and marketing costs associated with the launch in 1994 of a new premium programming service to its subscribers. The Company cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, the Company cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations. The Company recorded an adjustment of $8 million in 1994 to reduce its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of the Company's Class A common stock.

        The Company is a partner in a joint venture that is currently operating and constructing cable television and telephone systems in the United Kingdom. This joint venture, which is accounted for under the equity method, has generated losses of which the Company's share in 1994 and 1993 amounted to $32 million and $17 million, respectively. In contrast to the Company's domestic operations, the Company's results of operations in the United Kingdom continue to be subject to fluctuations in the applicable foreign currency exchange rates.

        The Company's net earnings (before preferred stock dividends)of $25 million for the three months ended September 30, 1994 represented an increase of $90 million as compared to the Company's net loss (before preferred stock dividends) of $65 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the Mergers (principally resulting from the gain recognized by Liberty upon the sale of its investment in AMC) and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(2)     Material changes in results of operations (continued):

        The Company's net earnings (before preferred stock dividends) of $63 million for the nine months ended September 30, 1994 represented an increase of $49 million as compared to the Company's net earnings (before preferred stock dividends) of $14 million for the corresponding period of 1993. Such increase is principally the result of the aforementioned increase in share of earnings of Liberty prior to the Mergers, the decrease in income tax expense, net of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                        September 30,         December 31,
                                                                            1994                 1993
                                                                        ------------          ------------
Assets                                                                         amounts in millions
- ------
Cash                                                                      $     --                     1

Trade and other receivables, net                                               227                   232

Due from affiliated companies                                                   64                    --

Investment in Liberty (note 4)                                                  --                   489

Investments in other affiliates, accounted for
  under the equity method, and related
  receivables (note 5)                                                         891                   645

Investment in TBS (note 6)                                                     764                   491

Property and equipment, at cost:
  Land                                                                          73                    73
  Distribution systems                                                       7,546                 6,629
  Support equipment and buildings                                              919                   818
                                                                          --------                ------
                                                                             8,538                 7,520
  Less accumulated depreciation                                              3,067                 2,585
                                                                          --------                ------
                                                                             5,471                 4,935
                                                                          --------                ------

Franchise costs                                                             10,802                10,620
  Less accumulated amortization                                              1,620                 1,423
                                                                          --------                ------
                                                                             9,182                 9,197
                                                                          --------                ------

Other assets, at cost, net of amortization                                     609                   530
                                                                          --------                ------

                                                                          $ 17,208                16,520
                                                                          ========                ======


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)


                                                                       September 30,         December 31,
                                                                           1994                 1993
                                                                       -------------         ------------
Liabilities and Stockholders' Equity                                          amounts in millions
- ------------------------------------
Accounts payable                                                         $    143                  124

Accrued interest                                                              148                  157

Other accrued expenses                                                        580                  500

Debt (note 7)                                                              10,479                9,900

Deferred income taxes                                                       3,426                3,310

Other liabilities                                                              89                  114
                                                                         --------               ------

   Total liabilities                                                       14,865               14,105
                                                                         --------               ------

Minority interests in equity
  of consolidated subsidiaries                                                312                  285

Redeemable preferred stocks                                                    --                   18

Stockholders' equity (note 8):
  Class A common stock, $1 par value.
   Authorized 904,000 shares in 1994 and
   1,000,000,000 in 1993; issued 811,655
   shares in 1994 and 481,837,347 shares
   in 1993                                                                      1                  482
  Class B common stock, $1 par value.
   Authorized 96,000 shares in 1994 and
   100,000,000 in 1993; issued 94,447 shares
   in 1994 and 47,258,787 shares in 1993                                       --                   47
  Additional paid-in capital                                                2,842                2,293
  Cumulative foreign currency
   translation adjustment                                                      (5)                 (29)
  Unrealized holding gains for
   available-for-sale securities                                              169                   --
  Accumulated deficit                                                        (287)                (348)
                                                                         --------               ------
                                                                            2,720                2,445
  Treasury stock, at cost (79,335,038
   shares of Class A common stock in 1993)                                     --                 (333)
  Investment in TCI (notes 1 and 4)                                          (689)                  --
                                                                         --------               ------

     Total stockholders' equity                                             2,031                2,112
                                                                         --------               ------

Commitments and contingencies (note 9)

                                                                         $ 17,208               16,520
                                                                         ========               ======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                Three months              Nine months
                                                                    ended                     ended
                                                                September 30,            September 30,
                                                             -------------------       ------------------
                                                              1994         1993         1994        1993
                                                             ------       ------       ------      ------
                                                                         amounts in millions,
                                                                       except per share amounts
Revenue (note 4)                                             $1,072        1,044       3,213         3,104

Operating costs and expenses:
  Operating (note 4)                                            336          298         980           889
  Selling, general and administrative                           313          276         908           806
  Compensation relating to stock
   appreciation rights                                           --            6          --             9
  Adjustment to compensation relating to
   stock appreciation rights                                     12           --          (6)           --
  Depreciation                                                  158          158         494           454
  Amortization                                                   72           70         217           217
                                                             ------        -----       -----         -----
                                                                891          808       2,593         2,375
                                                             ------        -----       -----         -----

     Operating income                                           181          236         620           729

Other income (expense):
  Interest expense                                             (203)        (186)       (566)         (549)
  Interest and dividend income                                    6           11          26            23
  Share of earnings of Liberty
   (note 4)                                                     101           11         125             4
  Share of losses of other affiliates,
   net (note 5)                                                 (29)         (17)        (59)          (44)
  Gain on disposition of assets                                   2            4           7            49
  Loss on early extinguishment of debt                           (1)          (6)         (3)          (17)
  Minority interests in losses (earnings)
   of consolidated subsidiaries, net                              1           (2)          1            (6)
  Other, net                                                     (6)          (2)         (9)           (6)
                                                             ------        -----       -----         -----
                                                               (129)        (187)       (478)         (546)
                                                             ------        -----       -----         -----

   Earnings before income taxes                                  52           49         142           183

Income tax expense                                              (29)        (114)        (81)         (169)
                                                             ------        -----       -----         -----

   Net earnings (loss)                                           23          (65)         61            14

Dividend requirement on redeemable
  preferred stocks                                               --           (1)         --            (2)
                                                             ------        -----       -----         -----

   Net earnings (loss) attributable
     to common shareholders                                  $   23          (66)         61            12
                                                             ======        =====       =====         =====

Primary and fully diluted earnings (loss)
  attributable to common shareholders
  per common and common equivalent
  share (note 2)                                                            (.14)                      .03
                                                                           =====                     =====


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1994
                                  (unaudited)


                                                                                    Unrealized
                                                                      Cumulative     holding
                                                                       foreign      gains for
                                     Common stock       Additional     currency     available-
                                   ------------------    paid-in     translation     for-sale      Accumulated
                                   Class A    Class B     capital     adjustment    securities       deficit
                                   -------    -------   ----------    ----------    ----------    -------------
                                                              amounts in millions
Balance at January 1, 1994           $482        47        2,293          (29)            --           (348)

   Net earnings                        --        --           --           --             --             61
   Conversion of redeemable
    preferred stock                     1        --           17           --             --             --
   Issuance of common stock
    upon conversion of notes            3        --           --           --             --             --
    (note 7)
   Exchange of TCIC common
    stock and Liberty common
    stock and preferred stock
    owned by subsidiaries of
    TCIC for TCI common
    stock and preferred
    stock in the Mergers               --        --           --           --             --             --
   Reclassification and change
    of common stock (note 8)         (485)      (47)         532           --             --             --
   Foreign currency
    translation adjustment             --        --           --           24             --             --
   Unrealized holding gains
    for available-for-sale
    securities (note 6)                --        --           --           --            169             --
                                     ----       ---        -----         ----            ---           ----

Balance at September 30, 1994        $  1        --        2,842           (5)           169           (287)
                                     ====       ===        =====         ====            ===           ====




                                                        Investment         Total
                                          Treasury         in          stockholders'
                                            stock          TCI            equity
                                          ---------     ----------     ------------
                                                     amounts in millions
Balance at January 1, 1994                    (333)            --            2,112

   Net earnings                                 --             --               61
   Conversion of redeemable
    preferred stock                             --             --               18
   Issuance of common stock
    upon conversion of notes                    --             --                3
    (note 7)
   Exchange of TCIC common
    stock and Liberty common
    stock and preferred stock
    owned by subsidiaries of
    TCIC for TCI common
    stock and preferred
    stock in the Mergers                       333           (689)            (356)
   Reclassification and change
    of common stock (note 8)                    --             --               --
   Foreign currency
    translation adjustment                      --             --               24
   Unrealized holding gains
    for available-for-sale
    securities (note 6)                         --             --              169
                                              ----          -----            -----

Balance at September 30, 1994                   --           (689)           2,031
                                              ====           ====            =====

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                     1994            1993
                                                                                    ------          ------
                                                                                      amounts in millions
                                                                                         (see note 3)
Cash flows from operating activities:
  Net earnings                                                                      $    61             14
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                                      711            671
     Compensation relating to stock appreciation rights                                  --              9
     Adjustment to compensation relating to stock
      appreciation rights                                                                (6)            --
     Share of earnings of Liberty                                                      (125)            (4)
     Share of losses of other affiliates                                                 59             44
     Deferred income tax expense                                                         37            146
     Minority interests in losses (earnings)                                             (1)             6
     Amortization of debt discount                                                        1             22
     Loss on early extinguishment of debt                                                 3             17
     Gain on disposition of assets                                                       (7)           (49)
     Payment of premium received on preferred stock
      investment redemption                                                              --             14
     Noncash interest and dividend income                                                (6)            (5)
     Changes in operating assets and liabilities,
      net of the effect of acquisitions:
        Change in receivables                                                            16            (13)
        Change in accrued interest                                                       (6)            39
        Change in other accruals and payables                                            85             14
                                                                                    -------         ------
         Net cash provided by operating activities                                      822            925
                                                                                    -------         ------

Cash flows from investing activities:
  Cash paid for acquisitions                                                           (260)           (73)
  Capital expended for property and equipment                                          (944)          (686)
  Proceeds from disposition of assets                                                    32            146
  Payment received on preferred stock investment
   redemption                                                                            --            183
  Additional investments in and
   loans to affiliates and others                                                      (312)          (257)
  Repayment of loans by affiliates and others                                           194             45
  Return of capital from affiliates                                                      22              1
  Other investing activities                                                           (118)          (104)
                                                                                    -------         ------
         Net cash used in investing activities                                       (1,386)          (745)
                                                                                    -------         ------

Cash flows from financing activities:
  Borrowings of debt                                                                  3,014          5,653
  Repayments of debt                                                                 (2,448)        (5,769)
  Preferred stock dividends of subsidiaries                                              (3)            (4)
  Preferred stock dividends                                                              --             (2)
  Repurchase of preferred stock                                                          --            (92)
  Issuance of common stock                                                               --              6
  Repurchases of common stock                                                            --             (4)
                                                                                    -------         ------
         Net cash provided (used) by financing activities                               563           (212)
                                                                                    -------         ------

         Net decrease in cash                                                            (1)           (32)

          Cash at beginning of period                                                     1             34
                                                                                    -------         ------

          Cash at end of period                                                     $    --              2
                                                                                    =======         ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1994
                                  (unaudited)


(1)     General

        The accompanying consolidated financial statements include the accounts of Old TCI and those of all majority-owned subsidiaries ("TCIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Mergers were consummated on August 4, 1994 and were structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the Mergers, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the Mergers, subsidiaries of TCIC exchanged the 79,335,038 shares of Old TCI Class A common stock held by such subsidiaries for 79,335,038 shares of TCI Class A common stock. Such ownership is reflected at historical cost in stockholders' equity as Investment in TCI.

        The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K, as amended, for the year ended December 31, 1993.

        Certain amounts have been reclassified for comparability with the 1994 presentation.

(2)     Earnings (Loss) Per Common and Common Equivalent Share

        Primary earnings per common and common equivalent share attributable to common shareholders for the nine months ended September 30, 1993 was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (431.9 million). Shares issuable upon conversion of the Convertible Notes (see note 7) have not been included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Fully diluted earnings per common and common equivalent share attributable to common shareholders for the nine months ended September 30, 1993, was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (432.2 million). Shares issuable upon conversion of the Convertible Notes (see note 7) and certain convertible notes and preferred stock converted subsequent to September 30, 1993 have not been included in the computations for weighted average shares outstanding because their inclusion would be anti-dilutive.

        Loss per common share attributable to common shareholders for the three months ended September 30, 1993 was computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding (430.8 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $574 million and $494 million for the nine months ended September 30, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

        Significant noncash investing and financing activities are as follows:

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                      1994           1993
                                                                                     ------         ------
                                                                                      amounts in millions
                 Common stock issued upon conversion
                   of redeemable preferred stock                                     $  18              --
                                                                                     =====            ====

                 Reclassification and change of common
                   stock (note 8)                                                    $ 532              --
                                                                                     =====            ====

                 Effect of foreign currency translation
                   adjustment on book value of foreign
                   equity investments                                                $  24               2
                                                                                     =====            ====

                 Exchange of TCIC common stock owned by
                   subsidiaries of TCIC for common stock of
                   TCI, classified as Investment in TCI                              $ 333              --
                                                                                     =====            ====

                 Exchange of Liberty common stock and
                   preferred stock owned by subsidiaries of
                   TCIC for TCI common stock and preferred
                   stock in the Mergers, classified as
                   Investment in TCI                                                 $ 356              --
                                                                                     =====            ====

                 Reversal of deferred tax liability recorded
                   in the Mergers                                                    $  38              --
                                                                                     =====            ====

                 Unrealized gains, net of deferred income
                   taxes, on available-for-sale securities                           $ 169              --
                                                                                     =====            ====


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                                                                      Nine months ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                     1994           1993
                                                                                    ------         ------
                                                                                     amounts in millions
                 Noncash exchange of equity investments
                   and consolidated subsidiaries for
                   consolidated subsidiary                                           $  38            --
                                                                                     =====           ===

                 Cash paid for acquisitions:
                   Fair value of assets acquired                                     $ 312            80
                   Liabilities assumed                                                 (21)           (7)
                   Minority interests in equity of
                    acquired entities                                                  (31)           --
                                                                                     -----           ---

                    Cash paid for acquisitions                                       $ 260            73
                                                                                     =====           ===

                 Common stock issued upon conversion
                   of notes                                                          $   3             3
                                                                                     =====           ===

                 Receipt of notes receivable upon
                   disposition of Liberty common
                   stock and preferred stock                                         $  --           182
                                                                                     =====           ===

                 Noncash exchange of equity investment
                   for consolidated subsidiary and
                   equity investment                                                 $  --            19
                                                                                     =====           ===

                 Noncash capital contribution to CCT                                 $  --            22
                                                                                     =====           ===

(4)     Investment in Liberty

        TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E Preferred Stock. Upon consummation of the Mergers, TCIC received 3,390,833 shares of TCI Class A common stock and 55,070 shares of Class B Preferred Stock. The holders of the Class B Preferred Stock will be entitled to one vote per share in any general election of directors of TCI. Upon consummation of the Mergers, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of Class A Preferred Stock which has a substantially equivalent fair market value. TCIC's ownership in TCI's common stock, Class B Preferred Stock and Class A Preferred Stock have been recorded as Investment in TCIC in stockholders' equity at TCIC's historical cost.

        Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC had accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the Mergers were consummated.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC and Liberty entered into the Option-Put Agreement, which was amended on November 30, 1993. Under the amended Option-Put Agreement, between January 1, 1996 and January 31, 1996, TCIC will have the option to purchase all of Liberty's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest accruing at the rate of 11.6% per annum on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, Liberty will have the right to require TCIC to purchase Liberty's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

        TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $35 million and $33 million for the nine months ended September 30, 1994 and 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchase from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commission and charges for such programming were $12 million and $7 million for the nine months ended September 30, 1994 and 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

        On July 11, 1994, Rainbow purchased a 49.9% general partnership interest in AMC from Liberty under the terms of a buy/sell provision contained in the AMC partnership agreement. In connection with the purchase, Rainbow acquired an option to purchase the remaining 0.1% general partnership interest in AMC from Liberty for less than $1 million. The proceeds of $180,249,000 included the economic benefit of Liberty's consulting agreement with AMC assigned by Liberty to Cablevision Systems Corporation, the parent company of Rainbow. The gain recognized by Liberty in connection with the disposition of AMC was $183 million.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Summarized unaudited financial information of Liberty for the period from January 1, 1994 through August 4, 1994 and for the nine months ended September 30, 1993 is as follows:


                   Consolidated Operations                                            1994           1993
                   -----------------------                                           ------         ------
                                                                                      amounts in millions
                     Revenue                                                          $ 790            796
                     Operating expenses                                                (726)          (762)
                     Depreciation and amortization                                      (32)           (33)
                                                                                      -----           ----

                      Operating income                                                   32              1

                     Interest expense                                                   (22)           (21)
                     Other, net                                                         115             24
                                                                                      -----           ----

                      Net earnings                                                    $ 125              4
                                                                                      =====           ====


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(5)     Investments in Other Affiliates

        Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method, are as follows:

                                                                                         Nine months
                   Combined Operations                                                      ended
                   -------------------                                                  September 30,
                                                                                     1994           1993
                                                                                    ------         ------
                                                                                     amounts in millions
                     Revenue                                                        $  649            649
                     Operating expenses                                               (613)          (595)
                     Depreciation and amortization                                    (102)          (123)
                                                                                    ------          -----

                      Operating loss                                                   (66)           (69)

                     Interest expense                                                  (26)           (48)
                     Other, net                                                       (160)           (11)
                                                                                    ------          -----

                      Net loss                                                      $ (252)          (128)
                                                                                    ======          =====

        TCIC has various investments accounted for under the equity method. Some of the more significant investments held by TCIC at September 30, 1994 are TeleWest Communications plc (carrying value of $296 million), Discovery Communications, Inc. (carrying value of $116 million) and Teleport Communications Group, Inc. (carrying value of $105 million).

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



        Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)     Investment in Turner Broadcasting System, Inc.

        TCIC owns shares of a class of preferred stock of TBS which has voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and TCIC appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. TCIC's total holdings of TBS common and preferred stocks represent an approximate 12% voting interest for those matters for which preferred and common stock vote as a single class.

        In May 1993, the Financial Accounting Standards Board issued Statement No. 115, effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that TCIC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that TCIC does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC applied the new rules beginning in the first quarter of 1994. Application of the new rules resulted in a net increase of $191 million in the first quarter of 1994, adjusted to $169 million at September 30, 1994, to stockholders' equity, representing the recognition of unrealized appreciation, net of taxes, for TCIC's investment in equity securities determined to be available-for-sale. The majority of such unrealized gain was reflected on TCIC's investment in TBS common stock. TCIC holds no material debt securities.

(7)     Debt

        Debt is summarized as follows:

                                                                       September 30,           December 31,
                                                                           1994                    1993
                                                                       -------------           ------------
                                                                              amounts in millions
          Parent company debt:
            Senior notes                                                  $  5,412                 5,052
            Bank credit facilities                                             252                    80
            Commercial paper                                                   292                    44
            Other debt                                                           2                     2
                                                                          --------                 -----
                                                                             5,958                 5,178

          Debt of subsidiaries:
            Bank credit facilities                                           3,340                 3,264
            Notes payable                                                    1,039                 1,321
            Convertible notes (a)                                               45                    47
            Other debt                                                          97                    90
                                                                          --------                 -----

                                                                          $ 10,479                 9,900
                                                                          ========                 =====

        (a) These convertible notes, which are stated net of unamortized discount of $186 million and $197 million at September 30, 1994 and December 31, 1993, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During July and August of 1994, certain of these notes were converted into 2,350,000 shares of TCIC Class A common stock. In conjunction with the Mergers, these notes became convertible into TCI Class A common stock. At September 30, 1994, the notes were convertible, at the option of the holders, into an aggregate of 38,710,990 shares of TCI Class A common stock.

        TCIC's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.

        As security for borrowings under one of its credit facilities, TCIC pledged a portion of the common stock (with a quoted market value of approximately $580 million at September 30, 1994) it holds of TBS.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,479 million, was $10,616 million at September 30, 1994.

        In order to provide interest rate protection on a portion of its variable rate indebtedness, TCIC has entered into various interest rate exchange agreements. TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate nonperformance by the counterparties.

        The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at September 30, 1994, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCIC would be required to pay $161 million at September 30, 1994 to terminate the agreements.

        TCIC and certain of its subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

        TCIC remains the sole obligor with respect to all indebtedness and other obligations of Old TCI outstanding at the time the Mergers were consummated and TCI has not assumed any of such indebtedness or other obligations.

(8)     Stockholders' Equity

        Common Stock

        The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

        Upon a Restated Certificate of Incorporation becoming effective in accordance with the General Corporation Law of the State of Delaware (the "Effective Time"), each 500.3735 shares of Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time was reclassified and changed into one share of Class A common stock and one share of Class B common stock.

        Stock Options

        TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the Mergers. Estimates of the compensation relating to the stock appreciation rights granted to employees of TCIC have been recorded through September 30, 1994, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(9)     Commitments and Contingencies

        On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

        TCIC believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for regulated services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated service rates would be retroactive to the later of September 1, 1993 or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by TCIC in the event that systems' rates are successfully challenged by franchising authorities is not considered to be material.

        Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage directly or indirectly owned by Comcast for either cash or assets or at TCI's election, shares of TCI common stock. On October 24, 1994, TCIC and Comcast entered into a purchase agreement whereby TCIC would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition is expected to consummate in 1995.

        TCIC is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios from January 1, 1993 through December 31, 2002 (the "Film License Liability"). The aggregate minimum liability under certain of the license agreements is approximately $192 million. The aggregate amount of the Film License Liability under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, TCIC's aggregate payments under the Film License Liability could prove to be significant.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC has guaranteed notes payable and other obligations of affiliated and other companies without outstanding balances of approximately $227 million at September 30, 1994.

        TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(10)    Proposed Merger with TeleCable Corporation

        As of August 8, 1994, TCI, TCIC and TeleCable entered into a merger agreement whereby TeleCable will be merged with and into TCIC. The aggregate purchase price of $1.6 billion will be paid with shares of TCI Class A common stock (currently estimated to be approximately 42 million shares), assumption of liabilities amounting to approximately $300 million and 1 million shares of a new TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of TCI Class A common stock and shall be redeemable by TCI after 5 years or the holder can cause TCI to redeem after 10 years. The merger requires the approval of the shareholders of TeleCable and various franchise and other governmental authorities.

(11)    Subsequent Event

        Subsequent to September 30, 1994, subsidiaries of the Company, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners intend to bid for PCS licenses in PCS Auctions to be conducted by the FCC. WirelessCo has applied for eligibility to bid for licenses in 39 of the 51 MTAs for which PCS licenses will be auctioned by the FCC commencing in December 1994. WirelessCo may also invest in, affiliate with or acquire licenses from successful bidders in the PCS Auctions. The Company owns a 30% interest in WirelessCo. Subsidiaries of Cox, Sprint and the Company have also formed a separate partnership, in which the Company owns a 35.3% interest, to bid for PCS licenses for the Philadelphia MTA. The Company cannot predict the cost of obtaining licenses in the PCS Auctions or the likelihood that WirelessCo and the Philadelphia partnership will be successful bidders for any of the PCS licenses for which they have applied to bid. If the respective bidding strategies of WirelessCo and the Philadelphia partnership are successful, however, the capital required to fund the license costs and the construction of the PCS systems will be substantial and the Company's share thereof would represent a material increase in its capital requirements.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        The Cable Partners and Sprint have also agreed upon the basis upon which they would negotiate a definitive agreement for the formation of NewTelco to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis, using cable television facilities of the Cable Partners and other cable television operators that agree to affiliate with NewTelco. The parties intend that the Cable Partners would contribute their interests in TCG and its affiliated entities and other competitive access businesses to NewTelco. The Company currently owns an approximately 29.9% interest in TCG and would own a 30% interest in NewTelco. The modification or repeal of existing regulatory and legislative barriers to competition in the local telephony market will be necessary in order for NewTelco to provide its proposed services in most states. Formation of NewTelco is subject to certain conditions including the negotiation of a definitive partnership agreement and contribution agreement. The contributions of TCG and other competitive access businesses to NewTelco will be subject, among other things, to the receipt of necessary regulatory and other consents and approvals.

        Subsequent to September 30, 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and
        Technology/Venture Capital.   Upon reorganization, certain of the
        assets of TCIC were transferred to the other operating units (e.g. TBS, QVC, Discovery, TeleWest, etc.).

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Management's Discussion and Analysis of
 Financial Condition and Results of Operations


(1)     Material changes in financial condition:

        On August 4, 1994, TCIC and Liberty consummated the Mergers. The transaction was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of TCI. TCIC shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. TCI has not assumed any of TCIC's indebtedness or other obligations that were outstanding at the time the Mergers were consummated.

        As of August 8, 1994, TCI, TCIC and TeleCable entered into a merger agreement, whereby TeleCable will be merged into TCIC. The aggregate purchase price of $1.6 billion will be paid with shares of TCI Class A common stock (currently estimated to be approximately 42 million shares), assumption of liabilities amounting to approximately $300 million and 1 million shares of a new TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of TCI Class A common stock and shall be redeemable by TCI after 5 years or the holder can cause TCI to redeem after 10 years. The merger requires the approval of the shareholders of TeleCable and various franchise and government authorities.

         Subsequent to September 30, 1994, subsidiaries of TCI, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners intend to bid for PCS licenses in PCS Auctions to be conducted by the FCC. WirelessCo has applied for eligibility to bid for licenses in 39 of the 51 MTAs for which PCS licenses will be auctioned by the FCC commencing in December 1994. WirelessCo may also invest in, affiliate with or acquire licenses from successful bidders in the PCS Auctions. The Company owns a 30% interest in WirelessCo. Subsidiaries of Cox, Sprint and the Company have also formed a separate partnership, in which the Company owns a 35.3% interest, to bid for PCS licenses for the Philadelphia MTA. The Company cannot predict the cost of obtaining licenses in the PCS Auctions or the likelihood that WirelessCo and the Philadelphia partnership will be successful bidders for any of the PCS licenses for which they have applied to bid. If the respective bidding strategies of WirelessCo and the Philadelphia partnership are successful, however, the capital required to fund the license costs and the construction of the PCS systems will be substantial and the Company's share thereof would represent a material increase in its capital requirements. The Company anticipates that it would finance its share of the required capital through borrowings under existing and new credit facilities, although there can be no assurance that additional financing would be available on terms desired by the Company.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


(1)     Material changes in financial condition (continued):

        The Cable Partners and Sprint have also agreed upon the basis upon which they would negotiate a definitive agreement for the formation of NewTelco to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis, using cable television facilities of the Cable Partners and other cable television operators that agree to affiliate with NewTelco. The parties intend that the Cable Partners would contribute their interests in TCG and its affiliated entities and other competitive access businesses to NewTelco. The Company currently owns an approximately 29.9% interest in TCG and would own a 30% interest in NewTelco. The modification or repeal of existing regulatory and legislative barriers to competition in the local telephony market will be necessary in order for NewTelco to provide its proposed services in most states. Formation of NewTelco is subject to certain conditions including the negotiation of a definitive partnership agreement and contribution agreement. The contributions of TCG and other competitive access businesses to NewTelco will be subject, among other things, to the receipt of necessary regulatory and other consents and approvals.

        TCIC generally finances acquisitions and capital expenditures through net cash provided by operating and financing activities. Although amounts expended for acquisitions and capital expenditures exceed net cash provided by operating activities, the borrowing capacity resulting from such acquisitions, construction and internal growth has been and is expected to continue to be adequate to fund the shortfall. See TCIC's consolidated statements of cash flows included in the accompanying consolidated financial statements.

        TCIC had approximately $1.8 billion in unused lines of credit at September 30, 1994, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCIC was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCIC's continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of TCIC's lines of credit.

        One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of operating income before depreciation, amortization and other noncash credits or charges ($1,325 million and $1,409 million for the nine months ended September 30, 1994 and 1993, respectively) to interest expense ($566 million and $549 million for the nine months ended September 30, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. TCIC's interest coverage ratio was 234% and 257% for the nine months ended September 30, 1994 and 1993, respectively. Management of TCIC believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of TCIC's interest expense, more than half of which results from fixed rate indebtedness.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


(1)     Material changes in financial condition (continued):

        In July 1994, Rainbow purchased a 49.9% general partnership interest in AMC from Liberty under the terms of a buy/sell provision contained in the AMC partnership agreement for total cash proceeds of $180 million. Liberty used a portion of these proceeds to repay debt to TCIC totaling $192 million of principal plus $7 million of accrued interest.

        TCIC's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCIC) and through net cash provided by their own operating activities.

        Certain subsidiaries' loan agreements contain restrictions regarding transfers of funds to the parent company in the form of loans, advances or cash dividends. The amount of net assets of such subsidiaries exceeds TCIC's consolidated net assets. However, net cash provided by operating activities of other subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

        Approximately thirty-five percent of the franchises held by TCIC, involving approximately 3.8 million basic subscribers, expire within five years. There can be no assurance that the franchises for TCIC's systems will be renewed as they expire although TCIC believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the 1984 Cable Act for franchise renewal. However, in the event they are renewed, TCIC cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with such renewals. To date, they have not varied significantly from the original terms.

        TCIC competes with operators of alternative methods of distribution of the same or similar video programming as that offered by its cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. One such competitor is DBS. DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite; one DBS operator recently began offering nationwide video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on TCIC's cable systems. As the cost declines of equipment needed to receive these transmissions, it is expected that TCIC will experience increased and substantial competition from DBS operators. The 1984 Cable Act, the regulations of the FCC and the Modifications of Final Judgment entered in United States v. AT&T currently prohibit Regional Bell operating companies from providing video programming and other information services directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). In separate decisions, four United States District Courts have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone companies First Amendment right to free expression. All four decisions have been appealed (or are expected to be appealed). If the current cross-entry restrictions are removed or relaxed, TCIC could face increased competition from telephone companies which, in most cases, have greater financial resources than TCIC.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


(1)     Material changes in financial condition (continued):

        The FCC has authorized the provision of so-called "video-dialtone" services by which independent video programmers will deliver services to the home over telephone-provided circuits, thereby by-passing the local cable systems or other video providers. Although local exchange telephone carriers providing "video-dialtone" under the existing rules are allowed only a limited financial interest in programming services and must limit their role largely to that of a traditional "common carrier," the current status of these rules is uncertain under the court decisions referred to above. Numerous local exchange telephone carriers have filed applications with the FCC for authorization to construct video-dialtone systems and to provide such services. This alternative means of distribution of video services to consumer's homes, could eventually become a substantial competitor to TCIC's cable and other video delivery systems.

        TCIC is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios from January 1, 1993 through December 31, 2002. The aggregate minimum liability under certain of the license agreements is approximately $105 million. The aggregate amount of the Film License Liability under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, TCIC's aggregate payments under the Film License Liability could prove to be significant.

        TCIC is upgrading and installing optical fiber in its cable systems at a rate such that in three years TCIC anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. Through September 30, 1994, TCIC's capital expenditures amounted to $944 million. However, TCIC is continually reevaluating its capital expenditures and such expenditures are subject to change based upon the effects to TCIC's liquidity arising from rate regulation.

        Subsequent to September 30, 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and
        Technology/Venture Capital. Upon reorganization, certain of the assets of TCIC were transferred to the other operating units (e.g. TBS, QVC, Discovery, TeleWest, etc.).

        Management believes that net cash provided by operating activities, TCIC's ability to obtain additional financing (including its available lines of credit and its access to public debt markets) and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


(2)     Material changes in results of operations:

        On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.

        Based on its analysis and interpretation of the FCC's 1993 and 1994 rate regulations, TCIC estimates that the implementation of such regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as
        (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

        Subject to certain limitations, the FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees and any increase in the number of regulated channels.

        Cable operators may justify rates higher than the benchmark rates established by the FCC through demonstrating unusually high costs based upon cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25%, which rate may be subject to change in the future.



                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


(2)     Material changes in results of operations (continued):

        TCIC believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993, or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by TCIC in the event that any system's rates were to be successfully challenged, is not considered to be material.

        Based on the foregoing, TCIC believes that the 1993 and 1994 rate regulations have had a material effect on its results of operations.

        Revenue increased by approximately 4% for the nine months ended September 30, 1994 compared to the corresponding period of 1993. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (4%), the effect of certain acquisitions (2%) and certain new services (2%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In the third quarter of 1994, TCIC experienced a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.

        Operating costs and expenses have increased by 9% for the nine months ended September 30, 1994 compared to the corresponding period of 1993. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, capital expenditures and depreciation expense have increased. Additionally, TCIC incurred $30 million of programming and marketing costs associated with the launch in February 1994 of a new premium programming service to its subscribers. TCIC cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, TCIC cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations. TCIC recorded an adjustment of $6 million in 1994 to reduce its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of TCI's Class A common stock.

        During the quarter ended September 30, 1994, TCIC was a partner in a joint venture that is currently operating and constructing cable television and telephone systems in the United Kingdom. This joint ventures, which is accounted for under the equity method, has generated losses of which TCIC's share in 1994 and 1993 amounted to $32 million and $17 million, respectively. In contrast to TCIC's domestic operations, TCIC's results of operations in the United Kingdom will continue to be subject to fluctuations in the applicable foreign currency exchange rates.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

(2)     Material changes in results of operations continued):

        TCIC's net earnings of $23 million for the three months ended
        September 30, 1994 represented an increase of $88 million as compared to TCIC's net loss (before preferred stock dividends) of $65 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the Mergers (principally resulting from the gain recognized by Liberty upon the sale of its investment in AMC) and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services.

        TCIC's net earnings of $61 million for the nine months ended September 30, 1994 represented an increase of $47 million as compared to TCIC's net earnings (before preferred stock dividends) of $14 million for the corresponding period of 1993. Such increase is principally the result of the aforementioned increase in share of earnings of Liberty prior to the Mergers, the decrease in income tax expense, net of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

        There were no material legal proceedings instituted during the quarter ended September 30, 1994 to which the Company or any of its consolidated subsidiaries is a party or of which any of their property is the subject, except as follows:

                On September 30, 1994, an action captioned The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustee v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners III or "IR-Daniels III"), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. (formerly known as Tele-Communications, Inc. or "TCIC") of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

                Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners (the "ACT 3 Limited Partners") of the Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 3 Transactions that allegedly "resulted in the dissolution of the ACT 3 Partnership and the loss of their limited partnership interests."

                Plaintiff seeks unspecified damages that allegedly include, but are not limited to (i) the difference between the value of ACT 3 Partnership's interest in the Redlands System (as a percentage of the appraised value of that system as determined by a 1992 appraisal) and the amount paid by TCIC for the ACT 3 Partnership's interest in the Redlands System, plus the amount of a fee paid to D&A, and (ii) the difference between the fair market value of the limited partnership interests owned by members of a putative class and value received by members of the putative class pursuant to the ACT 3 Transactions. Plaintiff also seeks interest and consequential damages.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.         Legal Proceedings (continued):

                Section 21 of ACT 3 Partnership's partnership agreement (the "ACT 3 Partnership Agreement") provides that the General Partners (IR-Daniels III and John V. Saeman) and their affiliates, subject to certain conditions set forth in more detail in ACT 3 Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 3 Partnership, provided that the General Partners determine, in good faith, that such course of conduct was in the best interest of ACT 3 Partnership and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. Accordingly, the defendants may make an indemnification claim against ACT 3 Partnership in connection with this litigation. The defendants believe that the claims asserted are without merit and intend to vigorously defend this action. The Company believes that the amount of any judgment will not materially affect the financial condition of the Company.

                On September 30, 1994, an action captioned WEBBCO v. Tele-Communications, Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners II (now known as IR-TCI Partners II or "IR-Daniels II"), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and D&A breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 2 (the "ACT 2 Partnership"), in connection with the sale to TCIC of ACT 2 Partnership's ownership interest in the Redlands System (the "ACT 2 Transaction").

                Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners (the "ACT 2 Limited Partners") of the ACT 2 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 2 Transaction that allegedly "resulted in the dissolution of the ACT 2 Partnership and the loss of their limited partnership interests."


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.         Legal Proceedings (continued):

                Plaintiff seeks unspecified damages that allegedly include, but are not limited to (i) the difference between the value of ACT 2 Partnership's interest in the Redlands System (as a percentage of the appraised value of that system as determined by a 1992 appraisal) and the amount paid by TCIC for ACT 2 Partnership's interest in the Redlands System, plus the amount of a fee paid to D&A, and (ii) the difference between the fair market value of the limited partnership interests owned by members of a putative class and value received by members of the putative class pursuant to the ACT 2 Transaction. Plaintiff also seeks interest and consequential damages.

                Section 21 of ACT 2 Partnership's partnership agreement (the "ACT 2 Partnership Agreement") provides that the General Partners (IR-Daniels II and John V. Saeman) and their affiliates, subject to certain conditions set forth in more detail in ACT 2 Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of the Partnership, provided that the General Partners determine, in good faith, that such course of conduct was in the best interest of the Partnership and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. Accordingly, the defendants may make an indemnification claim against ACT 2 Partnership in connection with this litigation. The defendants believe that the claims asserted are without merit and intend to vigorously defend this action. The Company believes that the amount of any judgment will not materially effect the financial condition of the Company.

                Intellectual Property Development Corporation v. UA-Columbia Cablevision of Westchester, Inc. and Tele-Communications, Inc. On September 1, 1994, plaintiff filed suit in federal court in New York for the alleged infringement of a patent for an invention used in broadcasting systems with fibre optic transmission lines. Plaintiff seeks injunctive relief and unspecified treble damages. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

         The following legal proceedings were previously reported by Liberty in their June 30, 1994 Form 10-Q:

                 In re Liberty Media Corporation Shareholders Litigation, Cons. C.A. No. 13168 (Del. Ch.): In October 1993, after the announcement that Liberty would recombine with TCI through the mergers of TCIC and Liberty with subsidiaries of a newly formed company, seven putative class action lawsuits were filed by Liberty stockholders in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") on behalf of unspecified classes of the holders of Liberty common stock (other than defendants). The original defendants included certain directors of Liberty (Bob Magness, John C. Malone, Peter R. Barton, H.F. Lenfest, Robert L. Johnson and Paul A. Gould), Liberty and TCI. These actions were consolidated by the Delaware Chancery Court on October 27, 1993 under the caption In re Liberty Media Corporation Shareholder Litigation, Cons. C.A. No. 13168 (the "Liberty Stockholder Action"). On November 9, 1994, plaintiffs filed a motion for leave from the Delaware Chancery Court to file a second consolidated amended complaint against the defendants named in the pending complaint and Liberty directors David Wargo and David Rapley. The proposed complaint is on behalf of a putative class consisting of all holders of Liberty common stock (except the defendants and their affiliates) from and after October 7, 1993. Plaintiffs allege that the Liberty stockholders received inadequate consideration in the Mergers, that the defendants impeded the ability of third parties to seek to acquire Liberty, and that the defendants failed to conduct an auction or market check following the announcement of the proposed Mergers. Plaintiffs seek to rescind the Mergers, to require defendants to take all appropriate steps to enhance Liberty's value as an acquisition candidate, to account to the plaintiff class for all profits obtained by defendants, and to require defendants to pay unspecified damages to the plaintiff class. The case remains pending before the Delaware Chancery Court. Discovery has commenced in the action. Management of the Company believes that plaintiffs' complaint is without merit, intends to contest vigorously the plaintiffs' allegations, and believes that any judgment will not materially affect the financial condition of the Company.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 In re Home Shopping Network, Inc. Shareholders Litigation, Cons. C.A. No. 12868 (Del. Ch.): Following the announcement in February 1993 by Liberty of a merger proposal to acquire Home Shopping Network, Inc. ("HSN"), eight complaints were filed with the Delaware Chancery Court on behalf of unspecified classes of HSN stockholders (other than defendants). Pursuant to orders approved by the Delaware Chancery Court on February 19, 1993 and March 15, 1993, the eight actions were consolidated for all purposes under the caption In re Home Shopping Network, Inc. Shareholders Litigation, Cons. C.A. No. 12868 (the "HSN Stockholder Action"). The defendants in the action have included Liberty, Liberty Program Investments, Inc. ("LPI"), John C. Malone, Peter R. Barton, Robert R. Bennett and John M. Draper (collectively the "Liberty Defendants"), Roy M. Speer, RMS Limited Partnership ("RMS"), Gerald F. Hogan, Les R. Wandler, J. Anthony Forstmann, John J. McNamara, QVC, Inc. ("QVC") and HSN. Plaintiffs originally alleged that the February 1993 merger proposal by Liberty to acquire HSN was fundamentally unfair to the public stockholders of HSN, that the consideration in the Liberty merger proposal did not represent the fair value of HSN stock, and that the HSN directors breached their fiduciary duties in responding to the Liberty merger proposal. In addition, plaintiffs alleged that Roy M. Speer and RMS breached their fiduciary duties to the HSN stockholders in approving and consummating the sale to Liberty in February 1993 of a majority of the HSN voting stock, and that Liberty aided and abetted their supposed breach of fiduciary duty. Plaintiffs sought an injunction against the consummation of the Liberty merger proposal, unspecified money damages, and to rescind the sale of HSN stock by RMS to Liberty. Following Liberty's withdrawal on April 9, 1993 of its merger proposal to HSN and Liberty's announcement on April 23, 1993 of a partial tender offer to purchase additional shares of HSN stock (the "Liberty Tender Offer"), the complaint in the HSN Stockholder Action was amended on April 26, 1993. The amended and supplemental complaint included the additional allegations that, among other things, the Liberty Tender Offer was coercive and contained an unfair price, that the HSN directors breached their fiduciary duties in responding to the Liberty Tender Offer, and that Liberty's disclosures in its tender offer circular were false and misleading. Plaintiffs sought, among other relief, an injunction preventing consummation of the Liberty Tender Offer, an order enjoining the defendants from taking any action to eliminate the supposedly separate class voting rights of the holders of HSN common stock on any business combination involving the company, and unspecified money damages.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Following expedited discovery and a hearing, the Delaware Chancery Court issued an opinion on May 19, 1993 denying plaintiffs' motion to enjoin the Liberty Tender Offer. The Liberty Tender Offer closed on May 20, 1993. On June 6, 1993, plaintiffs in the HSN Stockholder Action filed a second amended and supplemental complaint, which among other things set forth additional allegations against Liberty regarding its supposed failure to disclose material information in connection with the Liberty Tender Offer. Plaintiffs further alleged that HSN issued a misleading Schedule 14D-9 in response to the Liberty Tender Offer. On July 12, 1993, after QVC made a merger proposal to HSN, plaintiffs in the HSN Stockholder Action filed a third consolidated amended and supplemental class action complaint which added QVC as an additional defendant and which contained additional allegations that the financial terms of the proposed merger between HSN and QVC were unfair to the HSN stockholders. QVC withdrew its merger proposal to HSN on November 5, 1993. The HSN Stockholder Action remains pending before the Delaware Chancery Court. On August 19, 1994, plaintiffs and all defendants entered into a stipulation in connection with a contemplated settlement of the HSN Stockholder Action and the Delaware Federal Action (as defined below) which is described more fully below. See "Proposed Settlement of Certain Delaware Actions."


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 7547 Corp. v. Liberty Media Corporation: Following Liberty's announcement of a partial tender offer to purchase additional shares of HSN stock, on April 26, 1993, four HSN stockholders commenced an action in the Delaware Chancery Court on behalf of an unspecified class of HSN stockholders (other than defendants) (the "Section 203 Action"). The defendants include Liberty, LPI, HSN, Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Thomas A. James, John J. McNamara, William J. Ramsey and Michael V. Roberts. Plaintiffs allege that, upon the agreement in principle in December 1992 by Liberty to purchase from an affiliate of Roy M. Speer a majority of the HSN voting stock (the "Agreement in Principle"), Liberty became a non- exempt "interested stockholder" of HSN within the meaning of Section 203 of the Delaware General Corporation Law ("Section 203"). Plaintiffs contend that, as a supposedly non-exempt "interested stockholder" of HSN, Liberty engaged in a prohibited "business combination" within the meaning of Section 203 by purchasing additional shares of HSN stock through the Liberty Tender Offer. Plaintiffs also assert that Liberty's offer to purchase in the Liberty Tender Offer contained certain misrepresentations and omissions. Plaintiffs seek declaratory and injunctive relief, unspecified money damages and an injunction prohibiting Liberty from engaging in any "business combination" as defined in Section 203 until December 1995. Following expedited discovery and a hearing, the Delaware Chancery Court issued an opinion on May 19, 1993 denying plaintiffs' motion to enjoin the closing of the Liberty Tender Offer. The Liberty Tender Offer closed on May 20, 1993. On May 11, 1994, the Liberty defendants in the Section 203 Action filed their answer to plaintiffs' complaint which denied plaintiffs' allegations of wrongdoing and raised certain affirmative defenses.

                 On June 24, 1994 plaintiffs in the Section 203 Action filed an amended complaint which, in addition to the person and entities named as defendants in the original complaint, named Barton, Bennett, Draper, Hogan, Malone, Leo J. Hindery and George C. McNamee as defendants. The persons named as additional defendants in the amended complaint are past or present directors of HSN who, in addition to certain of the original defendants, allegedly committed or aided and abetted the alleged wrongdoing. According to the amended complaint, the plaintiff class in the Section 203 Action consists of (i) all persons who sold shares of HSN stock to Liberty in the Liberty Tender Offer (the "Tender Subclass"), (ii) all sellers of HSN shares subsequent to December 4, 1992; and (iii) all holders of HSN shares at any time since December 4, 1992 (including all current holders of HSN shares).


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 The gravamen of the amended complaint in the Section 203 Action is that, prior to the time when Liberty reached an understanding with RMS on December 4, 1992, to allow Liberty to purchase a controlling equity interest in HSN, the HSN Board and the HSN Executive Committee allegedly failed to approve the proposed transaction and, thereby, failed under
                 Section 203(a)(1) to exempt Liberty from the restrictions under Section 203 on any "business combination" with HSN. Plaintiffs assert that upon realizing that the HSN Board failed on December 4, 1992, to exempt Liberty from the restrictions of Section 203, HSN created a record of (i) a supposed meeting of the HSN Executive Committee on December 4, 1992, which never occurred; and (ii) purported action by the HSN Executive Committee at the allegedly fictional meeting on December 4, 1992, to exempt Liberty from the restrictions of
                 Section 203. The amended complaint in the Section 203 Action also alleged that, by asserting that Liberty was exempt from
                 Section 203, Liberty and the other defendants allegedly misrepresented a material fact to all sellers of HSN shares after the public announcement of the Agreement in Principle on December 7, 1992 (including the members of the Tender Subclass), as well as to the present holders of HSN shares. Plaintiffs also allege that the Liberty Tender Offer constituted a prohibited "business combination" under Section 203.

                 Plaintiffs in the Section 203 Action further assert that the members of the HSN Executive Committee (Speer, Wandler and Ramsey) had disabling conflicts of interest which prevented the HSN Executive Committee from taking effective action to exempt Liberty from the restrictions of Section 203. HSN and the individual defendants allegedly aided and abetted Liberty in its asserted scheme to misrepresent its status under
                 Section 203. The individual defendants also allegedly breached their fiduciary duties by failing to correct Liberty's asserted misrepresentation of its exemption from Section 203. Plaintiffs in the Section 203 Action seek a declaratory judgment that Liberty is subject to Section 203, an award of damages to the plaintiff class members who sold their HSN shares, and unspecified rescissionary and injunctive relief. The Section 203 Action remains pending before the Delaware Chancery Court. Discovery has commenced in the Section 203 Action.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Gerda Bartnik, et al. v. Home Shopping Network, Inc. et al., C.A. Nos. 93-336\347\406\480 (D. Del.) (the "Delaware Federal Action"): Following the announcement on July 12, 1993 of a proposed merger between QVC and HSN, three complaints were filed in the United States District Court for the District of Delaware (the "Delaware Federal Court"). The three complaints were consolidated by order of the Delaware Federal Court on September 14, 1993. On December 16, 1993, three actions that had been filed in, consolidated by and transferred from the United States District Court for the District of Colorado were consolidated with the Delaware Federal Action. On February 15, 1994, plaintiffs filed a consolidated and amended complaint. The action seeks unspecified damages on behalf of a putative class consisting of all purchasers of HSN common stock prior to March 30, 1993 who thereafter sold such shares on public exchanges prior to July 12, 1993 or in the Liberty Tender Offer. The defendants include Liberty, LPI, John C. Malone, Peter R. Barton and Robert R. Bennett, QVC, HSN, Gerald F. Hogan, J. Anthony Forstmann, John N. McNamara, Roy M. Speer and Les R. Wandler. Plaintiffs allege that, between March 30, 1993 and July 12, 1993, the Liberty Defendants failed to disclose their supposed "plans and expectations" for a merger of HSN and QVC. Plaintiffs also allege that (i) defendants supposedly made misleading and overly negative disclosures between April-July 1993 regarding the business activities and prospects of HSN which had the effect of artificially depressing the price of HSN shares; (ii) defendants allegedly misled sellers of HSN shares by failing to disclose defendants' expectations regarding a July 1993 ruling by the Federal Communications Commission which improved the business prospects of HSN; and (iii) Liberty and HSN supposedly misled the HSN stockholders by making incorrect disclosures (particularly in connection with the Liberty Tender Offer) regarding Liberty's ability to control the HSN stockholder vote on certain fundamental corporate transactions. Plaintiffs assert that the foregoing alleged acts and omissions violated the federal securities laws and state law. The Delaware Federal Action remains pending before the Delaware Federal Court. Discovery has commenced on the Delaware Federal Action. On August 19, 1994, plaintiffs and all defendants entered into a stipulation in connection with a contemplated settlement of the Delaware Federal Action (and the HSN Stockholders Action) which is described more fully below. See "Proposed Settlement of Certain Delaware Actions."


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Consolidated Home Shopping Network, Inc. Shareholders Derivative Action: In December 1992, two stockholder derivative actions were filed on behalf of HSN in the United States District Court for the Middle District of Florida, Tampa Division (the "Florida Federal Court"). The original defendants included Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Thomas A. James, John J. McNamara, Michael J. Ramsey, Michael V. Roberts and HSN. On February 23, 1993, the Florida Federal Court granted a motion to consolidate these lawsuits into a single action styled as 7457 Corp. v. Speer, No. 92-1966-Civ-T-15A and No. 92-2045-Civ-T-99C (the "Florida Derivative Action"). On April 16, 1993, plaintiffs in the Florida Derivative Action filed a consolidated amended complaint which added RMS, Richard Speer and Western Hemisphere Sales, Inc. ("Western") as defendants. HSN is named as a nominal defendant with respect to the two derivative claims in the amended complaint. Plaintiffs also assert a claim that the individual defendants (other than Roy
                 M. Speer) are liable to an unspecified class of HSN stockholders because HSN's proxy materials during 1991-1993 supposedly were false and misleading. The derivative claims in the suit allege that the HSN director defendants breached their duties to HSN and its stockholders by failing to exercise due care and diligence in the management of HSN. Western and Richard Speer are alleged to have aided and abetted such breaches. Plaintiffs also assert that Roy M. Speer violated various legal duties by causing HSN to enter into certain commercially unreasonable licensing, liquidations and other arrangements with Western (collectively, the "R. Speer/Western Arrangements"), by paying a former HSN executive unwarranted fees in exchange for the former executive's silence concerning derivative allegations involving HSN and then shifting such fee obligations to HSN, and by causing HSN to purchase a business of Western at a commercially unreasonable price. On May 24, 1993, plaintiffs in the Florida Derivative Action filed a second amended consolidated complaint naming Liberty and LPI as additional defendants. As to Liberty and LPI, the second amended complaint seeks unspecified damages on behalf of an unspecified class of HSN stockholders based on allegations that, among other things, Liberty's offer to purchase HSN common stock in May 1993 failed to disclose material information and otherwise violated the "going private" rules under the federal securities laws (the "Liberty Class Claims"). The Florida Derivative Action remains pending before the Florida Federal Court. On February 8, 1994, the parties to the Florida Derivative Action (other than Liberty and LPI) signed a memorandum of understanding (the "Florida Derivative MOU") in connection with a contemplated settlement of the derivative claims and class claims against HSN (the "Florida Derivative Settlement"). In the Florida Derivative MOU, the parties agreed, in principle and subject to the


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 approval of the Florida Derivative Settlement by the Florida Federal Court as follows: (i) Roy M. Speer will pay $2 million to HSN, as well as pay an additional $1 million to HSN in order to partially fund the proposed settlement of the Florida Federal Actions (see "Florida Federal Securities Actions Against HSN"); and (ii) HSN will pay $4.5 million to Western in exchange for releases from the R. Speer/Western Arrangements; (iii) the parties agreed to certain limitations on the rights of Roy M. Speer to seek indemnification for the advancement of expenses from HSN; (iv) HSN agreed to release any claim against Roy M. Speer, RMS, Richard Speer and Western arising out of any action by any federal or state taxing authority relating to the treatment of payments to Western pursuant to the R. Speer/ Western Arrangements; (v) the parties agreed to additional releases of potential claims against each other; and (vi) the parties agreed to several supplemental agreements. In conjunction with the Florida Derivative Settlement, HSN also has agreed to pay such attorneys' fees as may be awarded by the Florida Federal Court to plaintiffs' counsel. The Florida Derivative Settlement, as contemplated by the Florida Derivative MOU and, if approved by the Florida Federal Court, would result in the dismissal with prejudice of all claims in the Florida Derivative Action (other than the Liberty Class Claims), and a complete release of all claims that have been or could have been or in the future might be asserted by HSN against any of the defendants based on the allegations, transactions, matters or occurrences, representations or omissions set forth, referred or related in any way to the complaints in the Florida Derivative Action. The contemplated settlement is conditioned upon, among other things, the approval of the Florida Federal Court following notice of the Florida Derivative Settlement to the stockholders of HSN and a hearing before the Florida Federal Court on the fairness of the Florida Derivative Settlement. On April 22, 1994, the Florida Federal Court entered an order dismissing without prejudice the Liberty Class Claims. Liberty believes that the Liberty Class Claims would be barred as to the contemplated plaintiff class in the Florida Derivative Action, under principles of collateral estoppel and release, in the event the Delaware Federal Court and the Delaware Chancery Court approved the proposed settlement of the HSN Stockholder Action and the Delaware Federal Action, as contemplated by the parties to such proceedings in a memorandum of understanding dated May 11, 1994. See "Proposed Settlement of Certain Delaware Actions."


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Florida Federal Securities Actions Against HSN: During April 1993, nine purported class action lawsuits (collectively, the "Florida Federal Actions") were filed against HSN, Roy M. Speer and, in certain cases, RMS and several former officers and/or directors of HSN, including Les R. Wandler, Fernando DiFilippo, Jr., Lowell R. Paxson, Franklin J. Chu, John J. McNamara, Michael V. Roberts and Edward Vaughn. The complaints allege, in general, that certain public filings, announcements and statements by Roy M. Speer and HSN between November 1992 and April 1993 omitted to disclose material facts relating to HSN's business practices, including (among other things) that HSN employees allegedly accepted improper compensation from vendors, that HSN and/or Roy M. Speer and Lowell Paxson allegedly paid the company's former general counsel (Fernando DiFilippo, Jr.) to prevent the disclosure of such vendor bribes, that HSN allegedly engaged in undisclosed related party transactions, that unspecified vendors made improper payments to HSN employees (including Roy M. Speer and Lowell Paxson), that HSN assets and funds allegedly were transferred improperly to Western, that HSN's inventory practices were deceptive and that HSN allegedly made an improper loan to one of the company's financial advisors. The suits allege that the defendants' actions or omissions violated the federal securities laws and state law. The actions seek to recover damages, punitive damages, interest, costs and fees on behalf of various putative classes of purchasers of HSN common stock. The Florida Federal Actions were assigned the following civil action numbers by the Florida Federal Court: 93-602-CIV-T-23B, 93-608-CIV-T-15C, 93-610-CIV-T-21B, 93- 613-CIV-T-17B,
                 93-621-CIV-T-15A, 93-623-CIV-T-23A, 93-624-CIV-T-17B,
                 93-681-CIV-T-17A and 93-679-CIV-T-21C. Plaintiff in C.A. No. 93-621-CIV-T-15A voluntarily dismissed his claims without prejudice on April 22, 1993. The Florida Federal Actions (other than C.A. No. 93- 679-CIV-T-21C) were consolidated on June 6, 1994 by the Florida Federal Court and the parties were directed to file their papers in the action styled as Goldstein v. Speer, No. 93-602-CIV-T-23B. The Florida Federal Actions remain pending before the Florida Federal Court.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

Item 1.          Legal Proceedings (continued):

                 On October 10, 1994, the parties to the Florida Federal Actions entered into a stipulation in connection with a contemplated settlement of such actions (the "Florida Federal Settlement"). In the stipulation, the parties agreed, in principle and subject to the approval of the Florida Federal Settlement by the Florida Federal Court, that HSN will pay $9.6 million to create a fund in full settlement of any and all claims whatsoever which have been or could have been made in the Florida Federal Actions by any members of a plaintiff class consisting of all purchasers of HSN common stock (other than defendants and other related parties) from June 1, 1992 through and including April 12, 1993 (collectively, the "Purchaser Class"). The parties further agreed that the Florida Federal Settlement shall not affect the right of HSN to assert any claims against Roy M. Speer or any affiliated entity. The Florida Federal Settlement contemplates that the net proceeds of the settlement fund will be distributed to the members of the Purchaser Class in accordance with a plan of distribution to be approved by the Florida Federal Court. The distribution of the net proceeds of the settlement fund to the Purchaser Class will occur after the fees and expenses of plaintiffs' counsel in the Florida Federal Actions (and any administrative and notice expenses relating to the Florida Federal Settlement) are deducted from the fund. The consummation of the proposed Florida Federal Settlement is subject to a number of conditions, including notice of the proposed settlement to the Purchaser Class, final approval by the Florida Federal Court of the Florida Federal Settlement (and the exhaustion of possible appeals, if any) and the dismissal of the Florida Federal Actions by the Florida Federal Court with prejudice and without awarding costs to any party, except for certain fees and expenses that plaintiffs' counsel intend to seek in accordance with the stipulation of settlement. The Florida Federal Settlement, if approved by the Florida Federal Court, would result in the dismissal with prejudice of the Florida Federal Actions, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions, or occurrences that are alleged in the Florida Federal Actions or which relate to the purchase of HSN common stock from June 1, 1992 through and including April 12, 1993. HSN has denied, and continues to deny, that it has committed or has threatened to commit any violations of laws or breaches of duty to the plaintiffs or any member of the Purchaser Class. HSN has entered into the stipulation of settlement for the Florida Federal Actions solely because the Florida Federal Settlement would eliminate the distraction, burden and expense of further litigation.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Proposed Settlement of Certain Delaware Actions. On August 19, 1994, plaintiffs and all defendants in the HSN Stockholder Action and the Delaware Federal Action entered into a stipulation in connection with a contemplated settlement of such actions (the "Delaware Settlement"). The parties to the Delaware MOU agreed in principle and subject to the approval of the Delaware Settlement by the Delaware Chancery Court and the Delaware Federal Court (collectively, the "Delaware Courts"), that Liberty would create a $13 million settlement fund in full settlement of any and all claims whatsoever which have been or could have been made in the HSN Stockholder Action and the Delaware Federal Action by any members of a plaintiff class (other than defendants) consisting of (i) all record and beneficial owners of HSN common stock (the "HSN Shares") from December 4, 1992 through and including November 5, 1993, (ii) all sellers of HSN Shares in the Liberty Tender Offer; and (iii) all sellers of HSN Shares from March 30, 1993 through and including July 12, 1993 (collectively, the "Holder/Seller Class"). The Delaware Settlement contemplates that the net proceeds of the settlement fund will be distributed to the members of the subsclasses in subsections
                 (ii) and (iii) of the preceding sentence (the "Seller Class Members") in accordance with a method of loss calculation and a plan of allocation and distribution to be approved by the Delaware Courts. The distribution of the net proceeds of the settlement fund to the Seller Class Members will occur after the fees and expenses of plaintiffs' counsel in the two lawsuits (and any administrative and notice expenses relating to the Delaware Settlement which exceed $200,000) are deducted from the fund. The consummation of the proposed Delaware Settlement is subject to a number of conditions, including notice of the proposed settlement to the Holder/Seller Class, final approval by the Delaware Courts of the Delaware Settlement (and the exhaustion of possible appeals, if any), and the dismissal of the HSN Stockholder Action and the Delaware Federal Action by the Delaware Courts with prejudice and without awarding costs to any party, except for certain fees and expenses that plaintiffs' counsel intend to seek in accordance with the stipulation of settlement. The Delaware Settlement, if approved by the Delaware Courts, would result in the dismissal with prejudice of the HSN Stockholder Action and the Delaware Federal Action, and (subject to certain exceptions) a complete release of all claims that


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 have been, or could have been, or in the future might be asserted by any member of the Holder/Seller Class against any of the Settling Delaware Defendants in such actions based on the allegations, transactions, matters or occurrences, representations or omissions set forth, referred or related in any way to the complaints in the HSN Stockholder Action and the Delaware Federal Action. The Liberty Defendants have denied, and continue to deny, that they have committed or have threatened to commit any violations of law or breaches of duty to the plaintiffs or any member of the Holder/Seller Class. The Liberty Defendants have entered into the stipulation of settlement for the Delaware Actions solely because the proposed Delaware Settlement would eliminate the distraction, burden and expense of further litigation.

                 In conjunction with the proposed settlement of the Delaware Federal Action, the HSN Stockholder Action and the Florida Derivative Action, the Florida Federal Actions, certain defendants in those lawsuits agreed through their attorneys of February 8, 1994 that, upon the final consummation of the proposed settlements in all such actions pursuant to the Delaware MOU, the Florida Derivative MOU and the Florida Federal MOU, all such parties will release each other as to any claims for contribution relating to the claims actually asserted in those proceedings (the "Release Agreement"). The parties to the Release Agreement are HSN, Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Gerald F. Hogan, Thomas A. James, John J. McNamara, William J. Ramsey, Michael V. Roberts, RMS, Liberty, LPI, John C. Malone, Peter
                 R. Barton, Robert R. Bennett, and John M. Draper.

                 The foregoing descriptions of these actions, the Florida Derivative MOU, the proposed settlements of the HSN Stockholder Action, the Delaware Federal Action, the Florida Derivative Action and the Florida Federal Actions do not purport to be a complete summary thereof and are qualified in their entirety by reference to the complaints and other pleadings in these actions and the documents associated with the proposed settlements.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

Item 1.          Legal Proceedings (continued):

         The following legal proceeding was instituted subsequent to September 30, 1994 -

                 Cooper, et al. v. UCTC of Baltimore, Inc., et al. On October 24, 1994, plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele-Communications, Inc. The suit alleges, inter alia, eight various tort claims, including assault, false imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff seeks $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim is limited to four of the five plaintiffs. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         The following legal proceeding was instituted and previously reported during the nine months ended September 30, 1994, with material developments instituted subsequent to September 30, 1994 -

                 Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al. On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, nine various tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Plaintiffs also filed, on October 24, 1994, in United States District Court for the District of Maryland, Case No. MAR 94-2937, claims for race discrimination and loss of consortium. Both counts seek compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims apply to eight of the plaintiffs. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Elmer Lewis v. Tele-Communications, Inc., et al. On June 23, 1994, plaintiff filed suit in the Federal Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, invasion of privacy, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint seek compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision, dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, invasion of privacy, wrongful discharge and violation of cable franchise agreement claims. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         There were no material developments during the quarter ended September 30, 1994 in any of the existing legal proceedings which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, except as follows:

                 Ranlee Communications, Inc. v. United Artists Telecommunications, Inc. and United Artists Communications, Inc. This matter was filed in the United States District Court for the Eastern Division of New York in September of 1989. Plaintiff alleges that defendant United Artists Telecommunications, Inc., by and through its parent United Artists Communications, Inc., the predecessor company of UAE (now a wholly-owned subsidiary of TCI), entered into an agreement with plaintiff wherein plaintiff was engaged as a manager to order, install and supervise telephone switching systems throughout the Greater New York Metropolitan area, and that the defendants did wrongfully and in bad faith terminate the contract. Plaintiff and defendant have reached and executed a settlement; the case has been dismissed. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings.




                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Tyrone Belgrave, et al., vs. Tele-Communications, Inc., et al. On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, invasion of privacy, wrongful discharge, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each seek compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. In a decision, dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, invasion of privacy, wrongful discharge and violation of cable franchise agreement claims. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.


                                                                    (continued)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 1.          Legal Proceedings (continued):

                 Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink USA, Comcast Corporation, and QVC Network, Inc. This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleges that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. ("Paramount") merger agreement and with plaintiff's prospective business advantage. The amended complaint further alleges that even if plaintiff is ultimately successful in its bid to acquire Paramount, its competitive position will still be diminished because the Company, through Liberty, will have forced plaintiff to expend additional financial resources to consummate the acquisition. Plaintiff is seeking permanent injunctive relief and actual and punitive or treble damages of an undisclosed amount. Plaintiff claims that the Company, along with Liberty, has conspired to use its monopoly power in cable television markets to weaken unaffiliated programmers and deny access to essential facilities necessary for distributing programming to cable television systems. Plaintiff also alleges that the Company has conspired to deny essential, technology necessary for distributing programming to owners of home satellite dishes. Plaintiff claims that the Company is engaging in these alleged conspiracies in an attempt to monopolize alleged national markets for non-broadcast television programming and distribution. On October 11, 1994, the United States District Court granted Tele-Communications, Inc. and the other defendants' motion for partial summary judgment and dismissed Viacom's $2 billion damage claim alleging that defendants tortiously interfered with its contract to merge with Paramount and with the prospective business advantage Viacom claimed it had in seeking to merge with Paramount. The Court also held that the $2 billion difference between plaintiff's cost to acquire Paramount under its original proposed merger agreement with Paramount and the costs it finally incurred when plaintiff acquired Paramount pursuant to a merger agreement entered into after an auction, was not incurred as a result of an antitrust injury and could not be asserted as a discreet element of Viacom's damage even if Viacom was ultimately successful in proving any or all of its antitrust claims. Viacom has also voluntarily dismissed its claims that the defendants violated Section 7 of the Clayton Act and that certain of the defendants breached the affiliation agreement they had with Viacom. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should to have a material adverse effect upon the financial condition of the Company.

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 4.          Submission of Matters to a Vote of Security Holders

         At a Special Meeting of Stockholders held on August 4, 1994, the following matters were voted upon by the stockholders of Old TCI:

         1. To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of January 27, 1994, as amended, among TCI, Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergerco, Inc., and Liberty Mergerco, Inc. (746,050,444 for; 3,155,073 against; 3,041,704 abstentions)

         2. To consider and vote upon a proposal to approve the adoption of the TCI/Liberty Holding Company 1994 Stock Incentive Plan. (703,672,322 for; 81,795,549 against; 6,573,192 abstentions)

                           TELE-COMMUNICATIONS, INC.
                     (formerly TCI/Liberty Holding Company)
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)


Item 6.          Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 (27.1)   Tele-Communications, Inc. Financial Data Schedule

                 (27.2)   TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1994:

                     Date of                Item
                     Report                Reported         Financial Statements Filed
                     -------               --------         --------------------------
         Tele-Communications, Inc.:
         --------------------------

               August 5, 1994               Item 5          None.

               August 18, 1994              Item 2          Liberty Media Corporation,
                                             and              Six months ended June 30, 1994
                                            Item 5             and 1993

               August 26, 1994              Item 5          TeleCable Corporation,
                                                              Years ended December 31, 1993
                                                               and 1992
                                                              Six months ended June 30, 1994
                                                               and 1993

         TCI Communications, Inc.:
         --------------------------

               August 18, 1994              Item 2          Liberty Media Corporation,
                                             and              Six months ended June 30, 1994
                                            Item 5             and 1993

               August 26, 1994              Item 5          TeleCable Corporation,
                                                              Years ended December 31, 1993
                                                               and 1992
                                                              Six months ended June 30, 1994
                                                               and 1993

               September 21, 1994           Item 5          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TELE-COMMUNICATIONS, INC.
                                          (formerly TCI/Liberty Holding Company)




Date: November 11, 1994                  By:    /s/ John C. Malone
                                            John C. Malone
                                             President, and Chief
                                              Executive Officer




Date: November 11, 1994                  By:    /s/ Donne F. Fisher
                                            Donne F. Fisher
                                             Executive Vice President
                                               (Principal Financial and
                                               Accounting Officer)




                                         TCI COMMUNICATIONS, INC.
                                          (formerly Tele-Communications, Inc.)




Date: November 11, 1994                  By:    /s/ John C. Malone
                                            John C. Malone
                                             President, and Chief
                                              Executive Officer




Date: November 11, 1994                  By:    /s/ Donne F. Fisher
                                            Donne F. Fisher
                                             Executive Vice President




Date: November 11, 1994                  By:    /s/ Gary K. Bracken
                                            Gary K. Bracken, Controller
                                             and Senior Vice President
                                             (Principal Financial Officer
                                              and Chief Accounting
                                              Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


     (27.1)   Tele-Communications, Inc. Financial Data Schedule


     (27.2)   TCI Communications, Inc. Financial Data Schedule