Form 10-Q/A
period 1994-09-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1994-11-23
CIK 925692, 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                F O R M 10-Q/A
                              (Amendment No. 1)


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

                                    TELE-COMMUNICATIONS, INC.
                                      (formerly TCI/Liberty Holding Company)



Date: November 23, 1994             By: /s/ Stephen M. Brett
                                        -------------------------------
                                        Stephen M. Brett
                                          Executive Vice President and
                                            Secretary


                                    TCI COMMUNICATIONS, INC.
                                    (Registrant)



                                    By: /s/ Stephen M. Brett
                                        -------------------------------
                                        Stephen M. Brett
                                          Senior Vice President and
                                            General Counsel

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

(2)     Earnings (Loss) Per Common and Common Equivalent Share

        Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (571.1 million for the three months ended September 30, 1994; and 517.2 million and 431.9 million for the nine months ended September 30, 1994 and 1993, respectively). Shares issuable upon conversion of the Convertible Notes (see note 8) have not been included in the computation of weighted average shares outstanding for the nine months ended September 30, 1993 because their inclusion would be anti-dilutive.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements

        Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (571.1 million for the three months ended September 30, 1994; and 517.2 million and 432.2 million for the nine months ended September 30, 1994 and 1993, respectively). Shares issuable upon conversion of the Series C Preferred Stock (see note 9) have not been included in the computations of weighted average shares outstanding for the three months and the nine months ended September 30, 1994 because their inclusion would be anti-dilutive. Shares issuable upon conversion of the Convertible Notes (see note 8) and certain convertible notes and preferred stock converted subsequent to September 30, 1993 have not been included in the computations of weighted average shares outstanding for the nine months ended September 30, 1993 because their inclusion would be anti-dilutive.

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

(3)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $573 million and $488 million for the nine months ended September 30, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

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

(3)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $574 million and $488 million for the nine months ended September 30, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

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

                QVC Shareholders Litigation. In July 1994, eight putative class action lawsuits were filed by certain shareholders of the company in the Delaware Court of Chancery on behalf of unspecified classes of holders of QVC common stock. On
                August 3, 1994, these actions were consolidated under the caption In re QVC Shareholders Litigation, Consolidated Civil Action No. 13590 (Court of Chancery, New Castle County, State of Delaware) (the "Consolidated Action"). The defendants named in the designated complaint in the Consolidated Action included the company and its directors (Barry Diller, Bruce R. Ramer, Linda J Wachner, William F. Costello, J. Bruce Llewellyn,
                Brian L. Roberts, Ralph J. Roberts and Joseph M. Segal). In their designated complaint in the Consolidated Action, plaintiffs alleged, among other things, that the QVC directors breached their fiduciary duties by failing to take all possible steps to seek out and encourage the best offer for the company following the announcement by Comcast of a merger proposal to acquire the company. Plaintiffs sought, among other things, an injunction ordering the defendants to auction the company and an award of unspecified damages to the members of the plaintiff class. On July 22, 1994, Comcast and Liberty made a merger proposal to the company in order to acquire the remaining shares of QVC common stock that Comcast and Liberty collectively did not already own.

                During early August 1994, counsel for the plaintiffs in the Consolidated Action advised counsel for Liberty that they were preparing to amend the designated complaint to name Comcast and Liberty as defendants. On August 3-4, 1994, plaintiffs' counsel negotiated with counsel for Liberty with respect to a proposed increase in the consideration to be paid to the company's public shareholders as well as the accelerated payment of such consideration, with respect to the possible settlement of the Consolidated Action. The negotiations culminated on August 5, 1994 with the execution of a memorandum of understanding by plaintiffs, defendants, Comcast and Liberty which contemplates the settlement and dismissal with prejudice of the Consolidated Action. On August 4, 1994, Comcast, Liberty, QVC Programming Holdings, Inc. and the company executed a merger agreement which, among other things, reflected the parties' agreement to the terms and transactions contemplated by the memorandum of understanding and, on August 19, 1994, as also contemplated by the memorandum of understanding, plaintiffs filed a consolidated amended class action complaint with the Delaware Court of Chancery against QVC, the company's directors, Comcast and Liberty.

                The proposed settlement of the Consolidated Action is subject to the usual conditions set out in the memorandum of understanding and if approved by the Delaware Court of Chancery, would result in a dismissal with prejudice of Consolidated Action, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions or occurrences that are alleged in the Consolidated Action. Defendants in the Consolidated Action have entered into the memorandum of understanding and are proposing to enter into the stipulation of settlement for the Consolidated Action solely because the proposed settlement would eliminate the distraction, burden and expense of the litigation.

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