Form 10-Q/A
period 1994-09-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1994-12-07
CIK 925692, 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                F O R M 10-Q/A

                              (Amendment No. 2)


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

                                    TELE-COMMUNICATIONS, INC.
                                      (Registrant)



Date: December 7, 1994              By: /s/ Stephen M. Brett
                                        -------------------------------
                                        Stephen M. Brett
                                          Executive Vice President and
                                            Secretary


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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)


(1)     Material changes in financial condition (continued):


        One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other noncash credits or charges) ($1,339 million and $1,409 million for the nine months ended September 30, 1994 and 1993, respectively) to interest expense ($568 million and $549 million for the nine months ended September 30, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 236% and 257% for the nine months ended September 30, 1994 and 1993, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, more than half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.


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


        The Company is a shareholder of TeleWest Communications plc (formerly TCI/US West Cable Communications Group) ("TeleWest UK"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest UK, which is accounted for under the equity method, had a carrying value at September 30, 1994 of $296 million and accounted for $32 million and $17 million of the Company's share of its affiliates' losses in 1994 and 1993, respectively. In February 1994, the Company acquired a consolidated investment in Flextech plc ("Flextech"), a programming and video distribution company located in the UK. Flextech accounted for $135 million of the Company's total assets and $65 million of the Company's equity investments at September 30, 1994 and has generated losses in 1994 of $18 million (before deducting the minority interests' 40% share of such losses). In addition, the Company has other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia and certain other foreign countries. In the aggregate, such other investments had a carrying value of $46 million at September 30, 1994 and accounted for $14 million of the Company's share of its affiliates' losses in 1994.



        In connection with its investments in the above-described foreign entities, the Company is exposed to the risk that unfavorable and potentially volatile fluctuations in exchange rates with respect to the UK pound and other foreign currencies will cause the Company to experience unrealized foreign currency translation losses. To a much lesser extent, the Company is exposed to the risk that unfavorable and potentially volatile foreign currency fluctuations will cause the Company to experience realized and unrealized losses with respect to transactions denominated in currencies other than the respective functional currencies of the Company and its various foreign affiliates. Because the Company views its foreign assets as long-term investments, the Company generally does not hedge its exposure to short-term movements in foreign currencies. Due to the difficulty in accurately predicting the timing and amount of future cash inflows and outflows associated with the Company's foreign investments, the Company presently does not believe that it is prudent to hedge its exposure to currency risk on a long-term basis.


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


        One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other noncash credits or charges) ($1,325 million and $1,409 million for the nine months ended September 30, 1994 and 1993, respectively) to interest expense ($566 million and $549 million for the nine months ended September 30, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. TCIC's interest coverage ratio was 234% and 257% for the nine months ended September
        30, 1994 and 1993, respectively. Management of TCIC believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of TCIC's interest expense, more than half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such.


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

        Subsequent to September 30, 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and
        Technology/Venture Capital. Upon reorganization, certain of the assets of TCIC were transferred to the other operating units (e.g. TBS, QVC, Discovery, TeleWest UK, etc.).

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

        At September 30, 1994, TCIC had an investment in TeleWest UK, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which is accounted for under the equity method, had a carrying value at September 30, 1994 of $296 million and accounted for $32 million and $17 million of TCIC's share of its affiliates' losses in 1994 and 1993, respectively. In February 1994, TCIC acquired a consolidated investment in Flextech, a programming and video distribution company located in the UK. Flextech accounted for $135 million of TCIC's total assets and $65 million of TCIC's equity investments at September 30, 1994 and has generated losses in 1994 of $18 million (before deducting the minority interests' 40% share of such losses). In addition, at September 30, 1994, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia and certain other foreign countries. In the aggregate, such other investments had a carrying value of $46 million at September 30, 1994 and accounted for $14 million of TCIC's share of its affiliates' losses in 1994. As previously discussed, the Company was restructured subsequent to September 30, 1994. In connection with such restructuring, TCIC's ownership in the aforementioned entities will be transferred to another operating unit and TCIC will no longer be exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates.

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