Form 10-K/A
period 1994-12-31
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1995-05-02
CIK 925692, 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 FORM 10-K/A
                              (Amendment No. 1)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____ to ____

Commission File Numbers 0-20421 and 0-5550


                           TELE-COMMUNICATIONS, INC.
                                      and
                           TCI COMMUNICATIONS, INC.
           (Exact name of Registrants as specified in their charters)


        State of Delaware                        84-1260157 and 84-0588868
- -----------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification Nos.)
incorporation or organization)

5619 DTC Parkway
Englewood, Colorado                                               80111
- -----------------------------------------                  --------------------
(Address of principal executive offices)                        (Zip Code)


         Registrants' telephone number, including area code:  (303) 267-5500

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                 Class A common stock, par value $1.00 per share Class B common stock, par value $1.00 per share Class B 6% Cumulative Redeemable Exchangeable Junior
                    Preferred Stock, par value $.01 per share

         TCI Communications, Inc. meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Tele-Communications, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     -----
         Indicate by check mark whether Tele-Communications, Inc. and TCI Communications, Inc.(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90
days.     Yes  X     No
              -----     -----
         The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on February 10, 1995, was $13,811,439,150.

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury), as of February 10, 1995, was:

                 Class A common stock - 571,690,775 shares; and
                   Class B common stock - 85,114,800 shares.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 1, 1995



                                               TELE-COMMUNICATIONS, INC.
                                                 (Registrant)

                                               By       /s/ Stephen M. Brett
                                               ---------------------------------
                                                        Stephen M. Brett
                                                        Executive Vice President
                                                        and Secretary


                                               TCI COMMUNICATIONS, INC.
                                                 (Registrant)

                                               By       /s/ Stephen M. Brett
                                               ---------------------------------
                                                        Stephen M. Brett
                                                        Senior Vice President
                                                        and General Counsel

                           TELE-COMMUNICATIONS, INC.
                                      and
                            TCI COMMUNICATIONS, INC.

                        1994 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                                                        Page
                                                                                                        ----
                                                                PART I

Item 1.          Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          I-1

Item 2.          Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          I-40

Item 3.          Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          I-40

Item 4.          Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . .          I-55



                                                               PART II

Item 5.          Market for Registrant's Common Equity and
                  Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . .         II-1

Item 6.          Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . . . . .         II-2

Item 7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .         II-3

Item 8.          Financial Statements and Supplementary Data    . . . . . . . . . . . . . . . .         II-26

Item 9.          Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure    . . . . . . . . . . . . . . . . . .         II-26



                                                               PART III

Item 10.         Directors and Executive Officers of the Registrant   . . . . . . . . . . . . .        III-1

Item 11.         Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .        III-4

Item 12.         Security Ownership of Certain Beneficial Owners
                  and Management    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        III-13

Item 13.         Certain Relationships and Related Transactions   . . . . . . . . . . . . . . .        III-19



                                                               PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         IV-1

                                    PART I.


Item 1.  Business.

         (a)     General Development of Business

         Tele-Communications, Inc. ("TCI" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. The Company also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies. The Company is a Delaware corporation and was incorporated in 1994. TCI Communications, Inc. ("TCIC") and its predecessors have been engaged in the cable television business since the early 1950's.

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, Tele-Communications, Inc. (formerly TCI/Liberty Holding Company). In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI common shareholders received one share of TCI for each of their shares. Liberty common shareholders received
0.975 of a share of TCI for each of their shares. Holders of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock") received shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, a new preferred stock of TCI having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the new preferred stock are entitled to one vote per share in any general election of directors of TCI.
The other classes of preferred stock of Liberty held by Old TCI were converted into shares of TCI Class A Preferred Stock, a new series of preferred stock of TCI having a substantially equivalent fair market value to that which was given up.

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC (the "TeleCable Merger"). The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million. The Series D Preferred stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of TCI Class A common stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years. The amount of net liabilities assumed by TCIC and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post-closing adjustments.

         During 1994, subsidiaries of the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

         WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The Company owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and the Company also formed a separate partnership ("PhillieCo"), in which the Company owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.


         At the end of the first quarter of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial. See also related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Subsidiaries of the Company, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG"), which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG.
The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

         Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period, which amount includes the approximately $500 million already contributed by the partners to WirelessCo. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.

         On January 20, 1995, Tele-Vue Systems, Inc. ("Tele-Vue"), Viacom International, Inc. ("Viacom"), InterMedia Partners IV, L.P. ("IP-IV") and RCS Pacific, L.P. ("RCS Pacific") entered into an Asset Purchase Agreement (the "Tele-Vue Agreement") pursuant to which RCS Pacific agreed to acquire from Tele-Vue the assets of cable television systems serving approximately 1 million subscribers as of December 31, 1994 for total consideration of approximately $1,983 million, subject to adjustment in accordance with the terms of the Tele-Vue Agreement. A subsidiary of TCI has agreed to loan $600 million in cash to IP-IV. IP-IV will, in turn, loan such $600 million to RCS Pacific. RCS Pacific could use the proceeds of the aforementioned loan as a portion of the total cash consideration to be paid to Tele-Vue, or at the option of TCI, to purchase $600 million of TCI Class A common stock. Should TCI elect to sell such common stock, RCS Pacific has the option to pay the consideration to Tele-Vue by delivery of RCS Pacific's short-term note of up to $600 million of the consideration with the balance to be paid in cash. Such note, if it is delivered, will be secured by RCS Pacific's pledge of shares of stock of TCI having an aggregate market value equal to the principal amount of, and accrued interest on, the note delivered to Tele-Vue. The consummation of the transactions contemplated by the Tele-Vue Agreement is conditioned, among other things, on receipt of approvals of various franchise and other governmental authorities and receipt of "minority tax certificates" from the FCC. Both Houses of Congress have passed legislation to repeal previous legislation which provided for "minority tax certificates". The bills are currently in conference. There can be no assurance that the conditions precedent to closing the asset purchase will be satisfied, or that the parties will be able to agree on different terms, if necessary.

         TCI, through its indirect wholly-owned subsidiary, TCID-IP IV, Inc. would hold a 25% limited partnership interest in IP-IV, and IP-IV would in turn hold a 79% limited partnership interest in RCS Pacific.

         Pursuant to an Agreement and Plan of Merger dated as of August 4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC, Inc. ("QVC").

         The QVC Tender Offer expired at midnight, New York City time, on February 9, 1995, at which time the Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

         During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization").

         Following is a brief description of the units the Company operates in addition to its Domestic Cable and Communications services:

         Programming


         The Company and its affiliates provide satellite-delivered video entertainment, information and home shopping television services to video distribution outlets, including cable television systems, broadcast television stations and the direct-to-home satellite market. The Company has ownership interests in several domestic programming businesses, including Turner Broadcasting System, Inc. ("TBS"); Discovery Communications, Inc.; Home Shopping Network, Inc.; QVC; Encore Media Corporation; BET Holdings, Inc.; International Family Entertainment; E! Entertainment Television; and two national and 15 regional sports networks. Recently, the Company launched STARZ!, a first-run premium programming service. The Company is also the owner of Netlink USA, a provider of programming packages to home satellite dish owners. Excluding the Company's investment in TBS and Netlink USA, substantially all of the ownership interests included in the Programming unit were acquired in the TCI/Liberty Combination.


         International Cable and Programming

         The Company has investments in cable and telecommunications operations and television programming in international markets. The Company seeks to invest in markets with favorable regulatory environments and attractive growth opportunities. Among its overseas investments, the Company has a 38% interest in TeleWest Communications plc ("TeleWest"). TeleWest provides cable television and residential and business cable telephony in the United Kingdom. The Company also has a majority interest in Flextech p.l.c. ("Flextech"), which provides television programming in the United Kingdom through its interest in Bravo, The Children's Channel, UK Gold, UK Living and The Family Channel UK. Through certain other joint ventures, the Company has interests in cable television systems and television programming in Hungary, Norway, Sweden, Israel, Ireland, Malta, France, Chile, Puerto Rico, the Dominican Republic, New Zealand, Australia, Singapore and Japan.

         Technology/Venture Capital

         The Company is an investor in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies. Current investments and technologies under development include interactive and set-top box technology, entertainment software and other services for wireline and wireless switched broadband interactive networks. The Company has formed a joint venture with Sega of America and Time Warner Entertainment Company, L.P. to develop and market the first video game channel, called "The Sega Channel." More recently, the Company has made investments in TSX Corporation, a producer of communications equipment, and Interactive Network, Inc., a developer of interactive television programming systems. The Company also has an investment in Acclaim Entertainment, Inc. ("Acclaim") and has formed a joint venture with Acclaim to develop, acquire and distribute games and other interactive entertainment software over various telecommunications networks. The Company has also created the National Digital Television Center, a provider of digital compression and authorization services to program suppliers and to cable television systems and other video distribution outlets. In addition to its technology investments, the Company operates Western Tele-Communications, Inc., a wholesale provider of long distance, voice, data and other telecommunications services.

         The Board of Directors of TCI has adopted a proposal which, if approved by the stockholders, would authorize the Board to issue a new class of stock ("Liberty Group Common Stock") which corresponds to TCI's Programming Unit ("Liberty Media Group"). While the Liberty Group Common Stock would constitute common stock of TCI, it is intended to reflect the separate performance of such programming services. If shareholder approval is obtained, TCI intends to distribute to its security holders one hundred percent of the equity value of TCI attributable to Liberty Media Group.

         (b)     Financial Information about Industry Segments

         The Company operates principally in two industry segments subsequent to the TCI/Liberty Combination: cable and communications services and programming services. Home shopping is a programming service which includes a retail function. Relevant information with respect to the Company's International Cable and Programming Unit and Technology/Venture Capital Unit are contained in the discussion of the Company's Cable and Communications Unit due to their immateriality. The Company sold its motion picture theatre business and certain theatre-related real estate assets in 1992. Amounts related to the motion picture theatre business and certain theatre-related real estate assets are discontinued operations and are set forth separately in the consolidated financial statements and related notes included in Part II of this Report.

         (c)     Narrative Description of Business

         CABLE AND COMMUNICATIONS SERVICES

         General. Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. In many cases, cable television systems also originate and distribute local programming.

         Service Charges. The Company offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and a broader "expanded" tier (primarily comprised, in addition to the basic service, of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service " generally ranges from $8.00 to $10.00, and the monthly service fee for the "expanded" tier generally ranges from $11.00 to $15.00.
The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $14.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month and pay-per-view movies offered separately generally at $3.00 per movie and certain pay-per-view events offered separately at $10.00 to $40.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. The Company does not generally require basic subscribers to "buy-through" the "expanded" service to receive a Pay-TV service in its systems.

         The Company does not charge for additional outlets in a subscriber's home. As further enhancements to their cable services, customers may generally rent converters, with or without a remote control device, for a monthly charge ranging from $0.50 to $3.00 each, as well as purchase a channel guide for a monthly charge ranging from $0.85 to $2.00. Also a nonrecurring installation charge (which is based upon the FCC's rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

         Monthly fees for basic and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         As noted below, the Company's service offerings and rates were affected by rate regulations issued by the FCC in 1993 and 1994. See Federal Regulation - Cable and Communications Services below.

         Subscriber Data. TCI operates its cable television systems either directly through its regional operating divisions or indirectly through certain subsidiaries or affiliated companies. Basic and Pay-TV cable and satellite customers served by TCI and its consolidated subsidiaries are summarized as follows (amounts in millions):


                                                                  Basic subscribers at December 31,
                                                                -------------------------------------
                                                           1994      1993       1992       1991      1990
                                                           ----      ----       ----       ----      ----
 Managed through the Company's
    regional operating divisions (1)(2)                    10.7       9.8        9.4        6.4       5.1
 TKR Cable II, Inc. and
    TKR Cable III, Inc. (3)                                 0.3       0.3        0.3         --        --
 United Artists
    Entertainment Company ("UAE") (4)                        --        --         --        2.3       2.2
 Other non-managed subsidiaries                             0.7       0.6        0.5        0.2       1.2
                                                          -----     -----      -----      -----     -----

                                                           11.7      10.7       10.2        8.9       8.5
                                                          =====     =====      =====      =====     =====


                                                                 Pay TV subscribers at December 31,
                                                                ------------------------------------
                                                           1994      1993       1992       1991      1990
                                                           ----      ----       ----       ----      ----
 Managed through the Company's
    regional operating divisions (1)(2)                    11.5      9.5        8.8        6.1       3.3
 TKR Cable II, Inc. and
    TKR Cable III, Inc. (3)                                 0.2      0.2        0.3         --        --
 UAE (4)                                                     --       --         --        2.2       1.8
 Other non-managed subsidiaries                             0.7      0.6        0.5        0.1       0.7
                                                          -----    -----      -----      -----     -----

                                                           12.4     10.3        9.6        8.4       5.8
                                                          =====    =====      =====      =====     =====


(1)      In August of 1994, the TCI/Liberty Combination was consummated.

(2) In December of 1992, SCI Holdings, Inc. ("SCI") consummated a transaction (the "Split-Off") that resulted in the ownership of its cable television systems being split between its two stockholders, which stockholders were Comcast and the Company. The Split-Off was effected by the distribution of approximately 50% of the net assets of SCI to three holding companies formed by the Company (the "Holding Companies"). Immediately following the Split-Off, the Company owned a majority of the common stock of the Holding Companies. As such, the Company, which previously accounted for its investment in SCI using the equity method, now consolidates its investment in the Holding Companies. One of the Holding Companies, TKR Cable I, Inc., is managed through the Company's regional operating divisions.

(3) Management of the remaining two Holding Companies was assumed by an affiliated company of TCI in December of 1992.

(4) Management assumed by the Company's regional operating divisions in January of 1992.

         At December 31, 1994, TCI operated substantially all of its consolidated cable television systems through five regional operating divisions
- -- Central, East, Great Lakes, Southeast and West. Subsequent to December 31, 1994, the Company consolidated the East operating division into its Great Lakes and Southeast regional operating divisions. The table below sets forth certain statistical data of TCI's regional operating divisions as of December 31, 1994. The information for the Great Lakes and Southeast operating divisions includes data for the East cable television systems that were consolidated with such operating divisions in 1995.

                           Homes         Basic             Basic               Pay-TV               Pay
 Division                  passed     subscribers     penetration (1)     subscriptions (2)   penetration (3)
 --------                  ------     -----------     ---------------     -----------------   ---------------
                                              amounts in millions, except for percentages

 Central (4)                4.2           2.2              52%                2.5                  114%

 Great Lakes (5)            5.9           3.9              66%                3.8                   97%

 Southeast (6)              3.6           2.1              58%                2.3                  110%

 West (7)                   4.1           2.5              61%                2.9                  116%
                          -----         -----                               -----

       Total               17.8          10.7              60%               11.5                  107%
                          =====         =====                               =====


(1) Calculated by dividing the number of basic subscribers by the number of homes passed.

(2) A basic customer may subscribe to one or more Pay-TV services and the number of Pay-TV subscriptions reflected represents the total number of such subscriptions to Pay-TV services.

(3) Calculated by dividing the number of Pay-TV subscriptions by the number of basic subscribers.

(4) Central operating division includes cable television systems located in Colorado, Kansas, Nebraska, New Mexico, North Dakota, Oklahoma, South Dakota, Texas and Wyoming.

(5) Great Lakes operating division includes cable television systems located in Connecticut, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont and West Virginia.

(6) Southeast operating division includes cable television systems located in Alabama, Arkansas, Delaware, District of Columbia, Florida, Georgia, Iowa, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Puerto Rico, South Carolina, Tennessee and Virginia.

(7) West operating division includes cable television systems located in Arizona, California, Idaho, Nevada, Montana, Oregon, Utah and Washington.

         TCI, its subsidiaries and affiliates operate cable television systems throughout the continental United States and Hawaii and, through certain joint ventures accounted for under the equity method, have cable television systems and investments in the United Kingdom, other parts of Europe, Asia, Latin America and certain other foreign countries.

         Other Communications Services. The Sega Channel, the Company's joint venture with Time Warner and Sega of America is the industry's first interactive game delivery service, providing Sega Genesis video games on-demand, 24 hours a day. Subscribers can choose from a wide selection of games, special versions of soon-to-be released titles, gameplay tips, news, contests and promotions. Consumer testing in 12 markets was successfully completed during 1994. The Channel began a launch program in key markets in December 1994.

         In February 1995, the Company acquired approximately 10% of the common stock of Acclaim, a leading publisher of interactive entertainment software. In addition, TCI and Acclaim are forming a joint venture for the development and electronic distribution of interactive video game entertainment.

         Compressed digital video technology converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal will be uplinked to a satellite, which will send the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customers home. At the home, a set-top video terminal will convert the digital signal back into analog channels that can be viewed on a normal television set. The Company intends to begin offering such technology to its cable subscribers as the set-top terminals become available for distribution. The Company has established the National Digital Television Center in Denver during 1994 to compress, uplink, encrypt and authorize reception of digital television signals as well as provide digital television and multimedia production services. Through March 1995, the Center has established long term contracts to provide services to a dozen content providers, digitally compressing and distributing more than 100 channels of programming.

         The Company is focusing on the commercialization of broadband Internet and online services access over cable networks. In March 1995, the Company released a preliminary specification and requirements for a broadband cable modem. When commercially available at mass market prices, this device could enable broadband access from personal computers to the Internet and online services with significantly enhanced speed and capabilities. In 1994 the Company invested in a partnership with Microsoft Corporation for development of The Microsoft Network. The Microsoft Network will offer an improved online service to compete with existing services.

         On February 2, 1994, United Artists European Holdings, Ltd. ("UAEH"), a wholly-owned subsidiary of the Company, merged all of the issued share capital and loan stock of each of the following of its wholly-owned subsidiaries into Flextech (the "Flextech Merger"): Bravo Classic Movies Limited, United Artists Limited (Children's Channel), United Artists Investments Limited and United Artists Entertainment Limited (Programming) (collectively, "The European Programming Assets"). Flextech's shares trade publicly on the Unlisted Securities Market of the London Stock Exchange. In the Flextech Merger, UAEH received 52,356,707 ordinary shares of Flextech stock, representing an approximate 60% interest in Flextech subsequent to the closing of the Flextech Merger. In connection with the Flextech Merger, the Company also committed to make certain additional loans to and investments in Flextech. All but 4.6 million pounds of such committments were fully satisfied by the Company during 1994.

         The Company has entered into long-term agreements with substantially all of its program suppliers in order to obtain favorable rates for programming and to protect the Company from unforeseen future increases in the Company's cost of programming.

         Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, generally ranging from 3% to 5% of revenue, to the governmental authority granting the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

         Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

         In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable Federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,400 of the Company's franchises expire within the next five years. This represents approximately thirty-five percent of the franchises held by the Company and involves approximately 3.8 million basic subscribers.

         Technological Changes. Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. The Company is installing optical fiber in its cable systems at a rate such that in two years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The systems, which facilitate digital transmission of television signals as discussed below, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point.

         In 1994 the Company entered into an agreement with Microsoft Corporation ("Microsoft") to test the full potential of interactive television using upgraded TCI cable television and networking technologies and Microsoft's software. Beginning in 1995, a first phase will test the technical design and operations of a few basic services using Microsoft and TCI employees in Redmond, Washington. A second phase will use a broader base of TCI customers in Seattle to test a wide variety of broadband interactive television services and features.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations. The passage of the 1992 Cable Act was designed to increase competition in the cable television industry.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other service providers that offer Pay-TV and other satellite-delivered programming to subscribers on a direct over-the-air basis. Multi-channel programming services are distributed by communications satellites directly to home satellite dishes ("HSDs") serving residences, private businesses and various non-profit organizations. Cable programmers have developed marketing efforts directed to HSD owners. The Company estimates that there are currently in excess of 3.5 million HSDs in the United States, most of which are in the 6 to 10 foot range.

         A more significant competitive impact is expected from medium power and higher power communications satellites ("DBS") that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size. The Company has an interest in an entity, Primestar Partners, that distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in size. Such service currently serves an estimated 250,000 HSDs in the United States. Two other service providers, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., began offering multi-channel programming services to HSDs in 1994 via high power communications satellites that require a dish antenna of only approximately 18 inches. Additionally, such DBS operators have acquired the right to distribute all of the significant cable television programming services. The Company's application for a license to launch and operate a high power direct broadcast satellite was granted by the FCC in 1992 and the satellite is currently under construction. Competition from both medium and high power DBS services could become substantial as developments in technology continue to increase satellite transmitter power, and decrease the cost and size of equipment needed to receive these transmissions.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise. The effect of competition from these services cannot be predicted. The Company nonetheless assumes that such competition could be substantial in the near future.

         The 1984 Cable Act and FCC rules prohibit telephone companies from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). However, a number of Federal Court decisions have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone company's First Amendment right to free expression. In addition, certain proposals are also pending before the FCC and Congress which would eliminate or relax these restrictions on telephone companies. As the current cross-entry restrictions are removed or relaxed, the Company will face increased competition from telephone companies which, in most cases, have greater financial resources than the Company. All major telephone companies have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         The FCC authorized the provision of so-called "video-dialtone" services by which independent video programmers may deliver services to the home over telephone-provided circuits, thereby by-passing the local cable system or other video provider. Under the FCC decision, such services would require no local franchise agreement or payment to the city or local governmental authority. Although telephone companies providing "video-dialtone" were originally allowed only a limited financial interest in programming services and their role was limited largely to that of a traditional "common carrier," the FCC recently has proposed relaxation of these restrictions and has authorized some telephone companies to offer programming services directly to subscribers. Telephone companies have filed numerous applications with the FCC for authorization to construct video-dialtone systems to provide such services. This alternative means of distributing video services to the consumer's home represents a direct competitive threat to the Company.

         Another alternative method of distribution is the multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with a special antenna. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few MMDS systems in the United States that are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology have significantly increased the number of channels that can be made available from other over-the-air technologies.

         Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

         The Company also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities.

         In addition to competition for subscribers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

         The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States but, measured by the number of basic subscribers, the Company is the largest provider of cable television services.

         The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

         Regulation and Legislation. The operation of cable television systems is extensively regulated through a combination of Federal legislation and FCC regulations, by some state governments and by most local government franchising authorities such as municipalities and counties. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be adversely affected by future legislation, new regulation or deregulation.

         Federal Regulation. The 1984 Cable Act and the 1992 Cable Act extensively regulate the cable television industry. Among other things, the 1984 Cable Act (a) requires cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (b) permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; (c) limits the amount of fees required to be paid by the cable operator to franchise authorities to a maximum of 5% of annual gross revenues; and (d) regulates the revocation and renewal of franchises as described above.


         The 1992 Cable Act greatly expands federal and local regulation of the cable television industry. Because many of the regulations adopted by the FCC to implement the 1992 Cable Act are subject to reconsideration and because many of the 1992 Cable Act provisions are currently subject to litigation, it is difficult to predict the impact of this legislation upon the Company. However, the Company believes that the legislation taken as a whole has had and will continue to have a material adverse impact upon the cable industry in general and upon the Company's cable operations specifically. See also related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain of the more significant areas of regulation imposed by the 1992 Cable Act are discussed below.


         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementation regulations adopted by the FCC preclude most exclusive programming contracts (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video program distributors. Further, the 1992 Cable Act requires that such cable affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS services on terms and conditions that do not unfairly discriminate among such competitors.

         Regulation of Carriage of Programming. Under the 1992 Cable Act the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Cable Service Rates. The Company's cable systems are subject to rate regulation. The 1992 Cable Act required that the FCC establish standards and procedures governing regulation of rates for basic cable service and equipment to be implemented by state and local cable franchising authorities. The 1992 Cable Act also required that the FCC, upon complaint from a franchising authority or a cable subscriber, review the "reasonableness" of rates for additional tiers of cable service. On April 1, 1993, the FCC adopted rate regulations governing virtually all cable systems. Services offered on an individual services basis, such as pay television and pay-per-view services are not subject to rate regulation. The FCC subsequently established September 1, 1993 as the effective date for its rate regulations. On February 22, 1994, the FCC announced that it had adopted revised benchmark regulations, which regulations were effective on July 15, 1994. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges are subject to the jurisdiction of local franchising authorities and the FCC. Under such regulations, existing basic and tier service rates were evaluated initially against "benchmark" rates established by the FCC. Equipment and installation charges are regulated based on actual costs.

         On February 22, 1994, the FCC also adopted interim "cost-of-service" rules which allow cable operators to justify rates in excess of the benchmark based on higher costs. The FCC stated that under its interim cost-of-service rules, a cable operator may recover through rates for regulated cable services its normal operating expenses plus an interim rate of return equal to 11.25 percent on the rate base, as defined, which rate may be subject to change in the future. However, the FCC has excluded from the rate base acquisition costs in excess of the book value of tangible assets and of allowable intangible assets at the time of acquisition, has declined to prescribe depreciation rates and has suggested that the rules will have limited application. The FCC also adopted rules governing transactions between cost-of-service regulated cable operators and their affiliates.

         The FCC's rate regulations generally permit most cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees, to the extent such increases exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects either prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. The FCC's revised regulations confirm that increases in pole attachment fees will not be accorded external cost treatment.

         The regulations also provide a mechanism for adjusting rates when regulated tiers are affected by channel additions or deletions. Cable operators adding or deleting channels on a regulated tier will be required to adjust the per-channel benchmark for that tier based on the number of channels offered after the addition or deletion. Additional programming costs resulting from channel additions will be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. The rules provide an alternative methodology for adding programming services to cable programming service tiers which includes a flat fee increase per added channel, with an aggregate cap on such increases plus a license fee reserve on price increases through 1996. Increases in the license fees for newly added services are included within such cap. In 1997, an additional flat fee increase will be available and the license fees for additional channels and for increases in existing channels will not be subject to the aggregate cap. These regulations for adding services are scheduled to expire on December 31, 1997.

         The FCC has continued to revise its regulations regarding rate adjustments when regulated tiers are affected by channel additions or deletions. Recently the FCC adopted regulations which permit certain additional channels of programming to be added to regulated tiers.

         The FCC recently adopted rules that permit channels of new programming services to be added to cable systems in a separate new product tier which the FCC has determined will not be rate regulated at this time.

         The Company reduced many of its rates and has limited rate increases in response to FCC regulations. Such actions have had a material adverse effect on the operating income of the Company's cable systems. Many of these rate regulations are subject to change during the course of ongoing proceedings before the FCC. The rate regulations have also been challenged in court.

         Regulation of Customer Service. As required by the 1992 Cable Act, the FCC has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. As of October of 1993, cable operators were required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcasters' signals. Established "superstations" were not granted such rights. Local and distant broadcasters can require cable operators to make payments as a condition to carriage of such broadcasters' station on a cable system. The 1992 Cable Act imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC provided for mandatory carriage by cable systems after September 1, 1993, of all local full-power commercial television broadcast signals, including the signals of stations carrying home-shopping programming and, depending on a cable system's channel capacity, non-commercial television broadcast signals, or, at the option of commercial broadcasters after October 6, 1993, the right to deny such carriage unless the broadcaster consents. The FCC's must carry rules are currently under review in the United States District Court for the District of Columbia. The Company is currently retransmitting the signals of broadcasters which elected negotiated "retransmission consent" rights.

         Ownership Regulations. The 1992 Cable Act required the FCC to (1) promulgate rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a single multiple system cable operator or entities in which it has an attributable interest; (2) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest; and (3) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. On September 23, 1993, the FCC adopted regulations establishing a 30 percent limit on the number of homes passed nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, (attributable for these purposes is if its ownership interest therein is 5% or greater or if there are any common directors) with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems.

         On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes passed nationwide that a cable operator may reach through its cable systems) to 40 percent of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45 percent limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules may limit carriage of the Company's programming services on certain systems of cable operators affiliated with the Company.

         In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Under the 1992 Cable Act and the FCC's regulations, cable operators may not hold a license for a MMDS system within the same geographic area in which it provides cable service. Additionally, cable operators are prohibited, subject to certain exceptions, from selling a cable system within 3 years of acquisition or construction of such cable system.

         The 1992 Cable Act contains numerous other provisions which together with the 1984 Cable Act creates a comprehensive regulatory framework. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions such as suspension of licenses and authorizations, issuance of cease and desist orders, and imposition of penalties that could be of severe consequence to the conduct of a cable operator's business.

         Many of the specific obligations imposed on the operation of cable television systems under these laws and regulations are complex, burdensome and increase the Company's costs of doing business. Numerous petitions have been filed with the FCC seeking reconsideration of various aspects of the regulations implementing the 1992 Cable Act. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulation, also remain pending. The Company is uncertain how the courts and/or the FCC will ultimately rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all are subject to revision at the discretion of the appropriate governmental authority.

         In the normal course of business, the Company obtains licenses from the FCC for two-way communications stations, and in certain cases microwave relay stations and other facilities. Based upon its experience and knowledge with the renewal process, the Company has no reason to believe that such licenses will not be renewed as they expire.

         Pursuant to lease agreements with local public utilities, the cable facilities in the Company's cable television systems are generally attached to utility poles or are in underground ducts controlled by the utility owners. The rates and conditions imposed on the Company for such attachments or occupation of utility space are generally subject to regulation by the FCC or, in some instances, by state agencies, and are subject to change.

         Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not adversely be affected by future legislation, new regulation or deregulation. There are proposals before the Congress and the FCC which, if adopted, would provide further encouragement for local telephone companies to enter the business of cable television and to directly compete with existing cable systems. In addition, a number of recent court decisions have held that FCC cross- ownership regulations restricting telephone company entry into cable television are unconstitutional.

         Copyright Regulations. The Copyright Revision Act of 1976 (the "Copyright Act") provides cable television operators with a compulsory license for retransmission of broadcast television programming without having to negotiate with the stations or individual copyright owners for retransmission consent for the programming. The availability of the compulsory license is conditioned upon the cable operators' compliance with applicable FCC regulations, certain reporting requirements and payment of appropriate license fees, including interest charges for late payments, pursuant to the schedule of fees established by the Copyright Act and regulations promulgated thereunder. The Copyright Act also empowers the Copyright Office to periodically review and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. The FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. Any material change in the existing statutory copyright scheme could significantly increase the costs of programming and be adverse to the business interests of the Company.

         State and Local Regulation. Cable television systems are generally licensed or "franchised" by local municipal or county governments and, in some cases, by centralized state authorities with such franchises being given for fixed periods of time subject to extension or renewal largely at the discretion of the issuing authority. The specific terms and conditions of such franchises vary significantly depending on the locality, population, competitive services, and a host of other factors. While this variance takes place even among systems of essentially the same size in the same state, franchises generally are comprehensive in nature and impose requirements on the cable operator relating to all aspects of cable service including franchise fees, technical requirements, channel capacity, subscriber rates, consumer and service standards, "access" channel and studio facilities, insurance and penalty provisions and the like. Local franchise authorities generally control the sale or transfer of cable systems to third parties and such authority often affords local governmental officials the power to affect the disposition of the cable property as well as to obtain other concessions from the operator. The franchising process, like the federal regulatory climate, is highly politicized and no assurances can be given that the Company's franchises will be extended or renewed or that other problems will not be engendered at the local level. There appears to be a growing trend for local authorities to impose more stringent requirements on cable operators often increasing the costs of doing business. The 1984 Cable Act grants certain protective procedures in connection with renewal of cable franchises, which procedures were further clarified by the renewal provisions of the 1992 Cable Act.

         PROGRAMMING SERVICES

         The Company is an investor in and manager of entities engaged in the production, acquisition and distribution through all available forms of media, including cable television systems, broadcast television stations, HSDs, DBS, on-line and interactive services, home video and traditional retail outlets, of globally branded entertainment, educational and informational programming and software, including multimedia products, both analog and digitally delivered. The various entertainment, education and information programming and programming-related businesses in which the Company has interests fall into two categories: sports programming services; and general entertainment and information services. The Company is also engaged in electronic retailing, direct marketing, advertising sales, infomercials and transaction processing.

         The following table sets forth the Company's programming interests which are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible into common stock. Ownership percentages in the table are approximate, calculated as of March 1, 1995 and, where applicable, assume conversion to common stock by all holders of convertible securities. In some cases, the Company's interest may be subject to buy/sell procedures or repurchase rights.


                          SPORTS PROGRAMMING SERVICES

- ------------------------------------------------------------------------------------------------------------------------------------
          PROGRAMMING                 SUBSIDIARY/AFFILIATE            SUBSCRIBERS            OWNERSHIP
           SERVICES                                                       AT                  INTEREST
                                                                       12/31/94
- ------------------------------------------------------------------------------------------------------------------------------------
                                   amounts in thousands, except percentages
                                                NATIONAL SPORTS
                                                   NETWORKS
 America One                    Liberty Sports, Inc.                      14,941 (1)          100.0%
 Prime Network                  Prime SportsChannel                       45,947               34.0%(2)(3)
 NewSport                          Networks Associates                     5,363
 Prime Sports Radio             Liberty Sports, Inc.                         N/A              100.0%
 Prime Sports Showcase          Liberty Sports, Inc.                       1,800              100.0%
 Liberty Satellite Sports(4)    Affiliated Regional                        1,401               68.0%(2)(3)
                                   Communications, Ltd.
                                   ("ARC")

                                                REGIONAL SPORTS
                                                   NETWORKS
 Home Team Sports               Home Team Sports Limited                   2,810               20.5%(2)
                                   Partnership
 Prime Sports-                  Liberty Sports, Inc.                         535              100.0%
    Intermountain West
 Prime Sports-KBL               Liberty Sports, Inc.                       1,623              100.0%
 Prime Sports-Southwest         ARC                                        4,138               68.0%(2)
 Prime Sports-Midwest           ARC                                          300               68.0%(2)
 Prime Sports-Rocky             Liberty Sports, Inc.                       1,525               78.5%(2)
   Mountain
 Prime Sports-Northwest         LMC Northwest Cable Sports,                2,188               60.0%(3)
                                   Inc.
 Prime Sports-West              Liberty Sports, Inc.                       4,170              100.0%
 La Cadena Deportiva            Liberty Sports Inc.                          900              100.0%
 Prime Sports-Upper             Upper Midwest Cable Partners                 429               38.6%(2)(3)
   Midwest
 SportsChannel Chicago          SportsChannel Chicago                      2,330               50.0%(3)
                                   Associates
 SportsChannel Pacific          SportsChannel Pacific                      3,242               50.0%(3)
                                   Associates
 SportsChannel                  SportsChannel Prism                        2,355               23.0%(2)(3)
   Philadelphia/PRISM              Associates
 SportSouth Network             SportSouth Network, L.P.                   4,270               44.0%(3)
 Sunshine Network               Sunshine Network JV                        3,380               38.0%(2)(3)

                                             INTERNATIONAL SPORTS
                                                  PROGRAMMING
 Premier Sports Network         LMC International, Inc.                        2               50.0%
 Prime International            ARC                                          138               68.0%

                 GENERAL ENTERTAINMENT AND INFORMATION SERVICES

- -------------------------------------------------------------------------------------------------------------
     PROGRAMMING               SUBSIDIARY/AFFILIATE                   SUBSCRIBERS        OWNERSHIP
      SERVICES                                                             at            INTEREST
                                                                        12/31/94
- -------------------------------------------------------------------------------------------------------------
                                   amounts in thousands, except percentages
                                                MOVIE SERVICES
 Encore                      Encore Media Corporation                    5,405              90%
 Love Stories                Encore Media Corporation                      304              90%
 Westerns                    Encore Media Corporation                      304              90%
 Mystery                     Encore Media Corporation                      304              90%
 Action                      Encore Media Corporation                      185              90%
 True Stories and            Encore Media Corporation                      180              90%
    Drama
 WAM! America's Youth        Encore Media Corporation                      185              90%
   Network



 STARZ!                      QE+Ltd.                                     1,348              90%
 Request TV                  Reiss Media Enterprises, Inc.              23,853 (5)          40%(3)
 Viewer's Choice             PPVN Holding Company                       26,386 (5)          10%

                                                  EDUCATION/INFORMATION


 Court TV                    Courtroom Television    Network            15,550              33%(3)
 The Discovery Channel       Discovery Communications, Inc.             61,500              49%
 The Learning Channel        Discovery Communications, Inc.             31,500              49%
 Discovery Asia              Discovery Communications, Inc.                462              49%
 Discovery Europe            Discovery Communications, Inc.              9,100              49%
 TLC Europe                  Discovery Communications, Inc.                 (6)             49%
 Discovery Latin             Discovery Communications, Inc.              2,900              49%
    America


 What on Earth               Ingenius                                       20 (5)          50%
 X*Change                    Ingenius                                   26,500 (5)          50%
                             MacNeil/Lehrer Productions                    N/A              66%

                                                  GENERAL ENTERTAINMENT


                             Americana Television                          N/A              66%(3)
                               Productions LLC
 BET Cable Network           BET Holdings, Inc.                         40,282              18%
 BET Action                  BET Holdings, Inc.                          6,571              18%
    Pay-Per-View
 The Box                     Video Jukebox Network, Inc.                21,548 (US)          5.5%
                                                                           650 (UK)
 Digital Music Express       International Cablecasting                 32,281 (5)           8.6%(3)
    ("DMX")                    Technologies, Inc.
 E! Entertainment            E! Entertainment Television, Inc.          26,792              10%(3)
 The Family Channel          International Family                       58,800              18.5%(7)(8)
                                Entertainment, Inc.
 Cable Health Club           International Family                        1,002              18.5%
                                Entertainment, Inc.
 International Channel       International Cable Channels                5,839              45%(3)
                               Partnership Ltd.
 CNN                         Turner Broadcasting System, Inc.           62,800              23%(9)
 Cartoon Network             Turner Broadcasting System, Inc.           12,100              23%(9)
 Headline News               Turner Broadcasting System, Inc.           54,200              23%(9)
 TNT                         Turner Broadcasting System, Inc.           60,800              23%(9)
 Turner Classic Movies       Turner Broadcasting System, Inc.            3,200              23%(9)
 WTBS                        Turner Broadcasting System, Inc.           62,100              23%(9)
 tv! Network                 TV Network Corporation                      6,900             100%
- -------------------------------------------------------------------------------------------------------------

                         ELECTRONIC RETAILING SERVICES

- ------------------------------------------------------------------------------------------------------------------------------------
      PROGRAMMING                  SUBSIDIARY/AFFILIATE             SUBSCRIBERS            OWNERSHIP
       SERVICES                                                         at                 INTEREST
                                                                        12/31/94
- ------------------------------------------------------------------------------------------------------------------------------------
                                   amounts in thousands, except percentages
 Home Shopping Club          Home Shopping Network                      62,000 (10)         41.5%(11)
    (HSN 1, HSN 2, HSN
    Spree)

 QVC Network                 QVC, Inc.                                  50,000              42.6%
 Q2                          QVC, Inc.                                  11,568              42.6%
- ------------------------------------------------------------------------------------------------------------------------------------
                                                             OTHER ASSETS
- ------------------------------------------------------------------------------------------------------------------------------------
       DESCRIPTION                 SUBSIDIARY/AFFILIATE               SUBSCRIBERS       OWNERSHIP
                                                                           at            INTEREST
                                                                        12/31/94
- ------------------------------------------------------------------------------------------------------------------------------------
                                   amounts in thousands, except percentages

 Distribution of TBS         Southern Satellite Systems, Inc.           58,522             100%
    SuperStation
    signal (in the US)
 Distribution of TBS         Royal Communications, Inc.                    916             100%
    SuperStation
    signal (in Canada)
 Distribution of             Netlink USA                                   380             100%
    programming to           Netlink International                          20             100%
    HSD market
 UHF/LPTV    broadcast       Silver King Communications,    Inc.        28,000 (1)          23%(12)
 TV    stations

 Hardware/software           Asian Television and                             N/A           44%
    sales and                Communications LLC
    consulting


(1)      Number of television households in broadcast areas.

(2) Includes indirect interest attributed through ARC's ownership. Gives effect to a currently exercisable option by Group W Services, Inc., which, if exercised, would reduce the Company's ownership interest in ARC from 76.66% to 68%. Group W has given notice of its intent to exercise such option, with a closing anticipated in 1995.

(3) The interests of the Company in these entities are presently or will become subject to buy-sell arrangements under which one owner may initiate the arrangement by giving notice setting forth value for the entity and other owners then elect either to buy the interest of the initiating owner or to sell their interests to the initiating owner. In the case of agreements with multiple parties, a party electing to purchase the initiating party's interest must also purchase the interest of any other party that has elected to sell.

(4)      Distributor of Sports Programming to HSD and DBS markets.

(5)      Number of subscribers to whom service is available.

(6)      Included with Discovery Europe.

(7) Assumes conversion of preferrred stock, $22 million face amount, convertible at $6.67 per share.

(8) Assumes conversion of notes, $23 million face amount, convertible at $11.11 per share.

(9) Assumes the conversion of preferred stock into 6 shares of Class B common stock for each share of preferred stock.

(10)     Includes broadcast households and cable subscribers.

(11)     The Company has 80% voting power.

(12) Assumes exercise of an option to purchase 2,000,000 shares of Class B common stock at $1.50 per share. See description of Silver King Communi-cations, Inc. in Other Assets below.


         Sports Programming Services

         National Sports Programming Services. The Company has varying interests in several national sports services. Such national sports services can be used as "backdrop" services, stand-alone services or both. The term backdrop service is used to distinguish between original programming produced by a regional sports network and ancillary programming purchased by the regional sports network from others to supplement its programming service.

         Liberty Sports, Inc. ("Liberty Sports") also acts on occasion as a syndicator of sports events programming to the broadcast television market.

         In September of 1994, Liberty Sports launched Prime Sports Radio ("PSR"), a 24-hour per day all sports radio programming service. PSR ended 1994 with affiliate distribution in 22 United States markets. The largest affiliated markets are Boston, Houston and Pittsburgh. The programming service is offered to radio stations on an inventory split basis and delivered via satellite. There are 11,500 radio stations in the United States and each of the 261 rated markets has several stations which would meet Liberty Sports' affiliate criteria. The format is designed to provide the affiliates with sports information at a national level with the flexibility to customize for local interest. PSR will cross-promote the Company's regional sports networks with radio in their respective markets.

         Regional Sports Programming Services. The Company also has varying interests in several regional sports networks (the "Liberty Sports Networks"), which have been formed for the purpose of acquiring, developing, producing, syndicating and distributing sports programming of primarily local and regional interest by satellite to cable television operators and other multi-channel video programming distributors, and to HSD owners in specified geographic areas.

         Effective January 1, 1995, Liberty Sports changed the names of its owned and operated regional sports networks to "Prime Sports". Programming will be restructured to create uniformity throughout the networks without losing the regional or "home town team" aspect of individual networks. Liberty Sports believes the name changes and consistent programming and on-air look will improve national recognition of the networks for both viewers and the advertising community.

         The Liberty Sports Networks derive revenue from two principal sources:
(1) fees paid by cable operators pursuant to affiliation agreements entered into with the regional sports networks and (2) the sale of advertising time to local, regional and national advertisers. Each cable operator or other distributor is typically charged a monthly fee per subscriber in its systems receiving the programming service, which fees vary depending on the level of service at which the distributor offers the network to its subscribers and the proximity of the cable system to the venue of the major sporting events distributed by the network. The affiliation agreements generally provide for limited increases during their term in the fees charged by the networks.

         In addition to owning interests in and operating regional sports networks, Liberty Sports also provides various services to affiliated and non-affiliated networks. Liberty Sports, through Liberty Satellite Sports, acts as a marketing agent to HSD owners and distributors to HSD owners for certain of the regional sports networks with which it is affiliated. In addition, Liberty Sports provides support services, such as master control and satellite uplinking services, and certain program scheduling, post-production and editing services, to certain of its affiliated networks.

         Each of the Liberty Sports Networks sells advertising time to local, regional and national advertisers. Approximately 25% of the consolidated revenue derived from the Company's sports programming businesses for the year ended December 31, 1994, was derived from advertising sales (including barter transactions). Advertising revenue as a percentage of each network's total revenue varies from network to network, with the more established networks generally deriving a greater percentage of their revenue from advertising sales than the newer networks with fewer subscribers. To date, the networks have concentrated their efforts on increasing the numbers of subscribers to which their programming service is made available and improving the quantity and quality of the programming offered. If the networks are successful in this regard, the Company believes that advertising sales could become a more significant source of revenue for its sports networks in the future.

         The cost of acquiring sports programming rights is the principal expense of the sports networks. The Liberty Sports Networks typically enter into rights contracts with one or more professional sports teams in their regions and acquire rights to collegiate sporting events through arrangements with regional conferences, individual schools and programming syndicators. The duration of the rights agreements with the professional teams range from one to ten years, with most of the existing agreements having remaining terms from two to four years. The rights contracts for collegiate sporting events typically range from two to three years. Pursuant to the professional sports rights agreements, the networks usually acquire the exclusive right to distribute via cable and other forms of pay television, in their respective regions, a specified number of games that are not subject to national cable or broadcast contracts. The arrangements with respect to collegiate sports are more varied, but usually also provide exclusive regional distribution rights (other than via over-the-air broadcast television) as to a specified number of events. The grant of both professional and collegiate rights under such agreements are generally subordinate to rights granted under league or conference national broadcast and national cable contracts. In most cases, contracts provide for a charge per game or event, subject to limited increases over the term of the contract, with either a minimum annual exhibition requirement or a minimum payment requirement or both. In certain recent cases a regional network has also acquired broadcast or radio rights to professional team or collegiate events and has sub-licensed such rights to broadcast or radio distributors. Certain factors such as player strikes, or bankruptcy of leagues or individual teams may have an adverse effect on the revenue of the Liberty Sports Networks.

         The value of the exhibition rights granted under sports rights contracts, and in some cases the financial commitments incurred thereunder, are subject to certain contingencies that are not within the control of the networks, such as the relationship of a professional team to a different region, changes in the schools participating in a particular collegiate conference, the terms of applicable national broadcast or cable contracts, and the rules and regulations of the applicable professional collegiate league, conference or association.

         International Sports Programming Services. Liberty Sports also sells and delivers certain programming internationally to satellite and cable programming distributors in Asia, Europe, Latin America and South America. Such programming consists primarily of United States domestic sports programming to which Liberty Sports has acquired international distribution rights and of programming acquired outside the United States.

         In January 1995, Liberty Sports launched "Premier Sports Network," a sports programming service for distribution in Australia and New Zealand, in partnership with Australia Sports Pty, Ltd. ("Australis"). Liberty Sports produces and manages the service. Premier Sports Network is currently delivered as part of a multi-channel pay television package distributed by Australis to approximately 2,000 subscribers.

         General Entertainment and Information Services

         Movie Services. "Encore," which is produced and distributed by Encore Media Corporation ("EMC"), was launched in mid-1991 and primarily airs movies from the 1960's, 1970's and 1980's. As of December 31, 1994, the service was being offered by cable operators and other distribution technologies to approximately 20.4 million households, of which approximately 5.4 million subscribed to Encore. The service is generally offered as a single premium service or in conjunction with other programming services. In either case, the subscription price paid by the subscriber for Encore is generally lower than the prices charged for other premium movie services. During 1994, Encore launched six new thematic multiplex services. Three of these pay services (Love Stories, Westerns and Mystery) launched in July 1994 and the remaining three (Action, True Stories and Drama and WAM!, America's Youth Network) launched in September 1994. Cable operators pay EMC a per subscriber fee for the services. The Company's cable and communications services have entered into an affiliation agreement with EMC and currently accounts for approximately 72% of its total subscribers. EMC obtains rights to air movies by entering into film licensing agreements with the holders of distribution rights. EMC has entered into agreements extending through 2005 with various distributors to exhibit certain films. EMC has entered into various other agreements where license fees are contingent on future production, sales and certain other criteria.

         STARZ! is a first-run premium movie programming service which is managed by EMC. As of December 31, 1994, STARZ! was offered by the Company to its cable systems, of which approximately 1.4 million elected to receive STARZ!.

         The Company also has interests in Request TV and Viewer's Choice which provide pay-per-view movies and pay-per-view events to cable operators. Both Request TV and Viewer's Choice act as intermediaries between movie studios, event promoters and cable operators providing scheduling for movies to be sold on a pay-per-view basis, satellite distribution of such movies, marketing and promotion, and, in some instances, billing and collection services. For providing these services, they are paid a negotiated percentage of pay-per view revenue generated by their respective affiliated cable operators.

         Education/Information Services. The principal businesses of Discovery Communications, Inc. ("Discovery") are the advertiser-supported basic cable networks "The Discovery Channel", and "The Learning Channel". The Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all cable homes. The Learning Channel broadcasts a variety of educational and non-fiction programming to customers constituting approximately 47% of all cable television customers in the United States. The Learning Channel has distribution to more than 31.5 million homes as of December 1994. In addition, through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. Discovery is expanding the Discovery brand name by establishing channels based in Europe, Latin America and Asia, a substantial portion of the programming of which is drawn from Discovery's own documentary programming library. In November 1994, Discovery announced its intent to launch four new networks: "Animal Planet", a nature network; "Quark!", a science and technology network; "Time Traveler", a history network; and "Living", a home repair network.

         In January 1995, the Company acquired a 66-2/3% general partnership interest in MacNeil/Lehrer Productions ("MLP"). MLP is the primary producer of the "MacNeil/Lehrer News Hour" on PBS and a producer of other high-quality documentary and public affairs programming. The Company is attempting to increase the level of production at MLP by finding new markets for MLP documentary and public affairs programming. These markets may include cable, as well as broadcast networks, on line services and CD-ROM applications.

         Ingenius is a general partnership between the Company and Reuters New Media, Inc. Ingenius operates "X*Change", an information service which is delivered via cable to personal computers. X*Change consists of news, weather, sports and limited stock quotes, and is offered to subscribers as part of their cable service. X*Change is currently available to approximately 30 million households.

         Ingenius has also developed "What On Earth", a daily multimedia learning resource delivered via cable to personal computers using X*Change. What on Earth delivers six news stories each day, including international news articles, world sports, and significant cultural events and features. The news stories comprise text, video, audio pronunciation of key words, glossary, activities associated with each news story and lesson plans for teachers. What on Earth was launched on February 10, 1995 and is currently available to approximately 20,000 educators who already receive X*Change.

         "Court TV" provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings. The Court TV service was received by approximately 15.5 million subscribers at December 31, 1994.

         General Entertainment. Turner Broadcasting System, Inc. ("TBS") is a diversified information and entertainment company, which produces, finances and distributes entertainment and news programming worldwide, and has operations in motion pictures, animation and television production, video television syndication, licensing and merchandising and publishing. Through its subsidiaries, TBS owns and operates four domestic entertainment networks, (TBS SuperStation, Turner Network Television, the Cartoon Network and Turner Classic Movies); three international entertainment networks (TBS Latin America, Cartoon Network Latin America, and TNT & Cartoon Network Europe); three news networks (Cable News Network, Headline News and Cable News Network International); a motion picture and television production company (Castle Rock Entertainment); and an independent producer and distributor of motion pictures (New Line Cinema Corporation). TBS also has ownership interests in two professional sports teams (the Atlanta Braves and the Atlanta Hawks) and a regional sports network (SportSouth Network, in which the Company also has an interest).

         International Family Entertainment, Inc.'s ("IFE") principal business is "The Family Channel," an advertiser-supported basic cable network carried by cable television systems reaching 95% of all United States cable television households. Its programming consists of a variety of comedies, adventures, children's shows, westerns and inspirational and other programs. As of December 31, 1994, The Family Channel was being provided to approximately 58.8 million subscribers.

         "BET Cable Network" is a cable television network whose programming targets interests and concerns of black Americans. The network's productions, most of which are live, include hosted music video programs and variety shows. Acquired programs include situation comedies, soap operas, movies, gospel music programs and sports and entertainment specials. As of December 31, 1994, BET Cable Network was being provided to approximately 40 million subscribers.

         "E! Entertainment Television" ("E!") is a 24-hour network featuring programming about celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs and exclusive live coverage of major awards shows and celebrity events. E! was distributed to more than 26 million subscribers as of the end of December 1994.

         International Cablecasting Technologies, Inc. ("ICT") is primarily engaged in programming, distributing and marketing a premium digital music service, Digital Music Express ("DMX"), which provides 24-hour per day, commercial-free, CD quality music programming.

         "International Channel" is a basic cable service providing multi-lingual programming. As of December 31, 1994, International Channel was being carried by 167 cable systems, which account for a total of 5.8 million subscribers.

         "tv! Network", a new 24-hour basic cable service, features programming from new and existing cable networks which are not widely distributed. tv! Network also previews premium and pay-per-view services and showcases the latest developments in programming, new technology and emerging interactive services. As of December 31, 1994, Network had approximately 7 million subscribers.

         "The Box" is a viewer interactive music video service produced by Video Jukebox Network, Inc. ("VJN") and offered through cable television systems and low-power television stations that are located within the 900 or 976 telephone service range. Viewers may select the music videos they desire to watch by calling a designated 900 or 976 telephone number, in which case they pay a fee to VJN for their selections, or they may passively view the music videos selected by others, in which case there is no additional charge for the service.

         Americana Television Productions ("ATP") is a new production company formed in February 1995 to produce and distribute television shows for the cable, satellite and broadcast markets, as well as home video and audio product. ATP's video library includes nearly 600 hours of original programming highlighting traditional music, people and crafts which are uniquely American.

         Competition. The business of distributing programming for cable television is highly competitive. The number of channels available to the average subscriber of a domestic cable television system is 60 or less. The various entertainment and information programming companies described above in which the Company has interests (the "Programming Companies") directly compete with other programming services for distribution and, when distribution is obtained, the programming offered by the Programming Companies competes, in varying degrees, for viewers and advertisers with other cable programming services and off-air broadcast television, radio, print media, motion picture theaters, video cassettes and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and effectiveness of marketing efforts. With the advent of new compression technologies, competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

         In addition to competition for cable distributors, viewers and advertisers, the Programming Companies also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, the Programming Companies compete for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations", which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. They also compete for local and regional rights with those competitors, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service areas for the right to distribute a number of such teams' games on their systems. Recently, at least one sports league has entered into an agreement with a national DBS distribution outlet for the distribution of selected league games. With respect to the acquisition of non-sports programming (such as syndicated programs and movies) which is not produced by or specifically for the Programming Companies, competitors include the national broadcast television networks, local broadcast television stations, suppliers of premium services and pay-per-view programs and other cable program suppliers.

         As set forth in the discussion of Federal Regulation-Programming Companies below, the FCC's "financial interest and syndication" rules limit the ability of the three major broadcast networks to distribute network programs through syndication to broadcast stations and to acquire certain financial interests or domestic syndication rights in first-run non-network programs. However, these rules are scheduled to expire in November 1995. Elimination of these restrictions could permit a myriad of broadcast station/network production/exhibition arrangements, further increasing competition to the Programming Companies in the acquisition and sale of programming.

         In a series of decisions, federal courts have invalidated the statute prohibiting telephone companies from providing video programming and other information directly to subscribers in their telephone service areas. Although these decisions remain subject to review, telephone companies have begun to invest in and/or form entities for the production and/or acquisition of programming. Such entities will provide further competition to the Programming Companies in the creation, acquisition and/or sale of programming. Certain proposals also are pending before the FCC and Congress which would eliminate or relax the statutory restrictions on telephone companies.

         Satellite Transponder Agreements. The Company's entertainment and information programming services subsidiaries and 50% owned affiliates described above lease satellite transponders as follows: 6 full time leases and one shared lease on a "protected" or "transponder protected" basis, and 15 full time "unprotected" leases for an aggregate of 21 transponders on 10 domestic and 2 international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected", "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all lessors' "protected" transponders would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

         Although the Company believes it has taken reasonable steps to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of the programming group.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which the Company has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites. Many of the commercial satellites now in orbit will have to be replaced in the next few years. The federal government has placed restrictions on the launching of commercial satellites by means of the space shuttle, causing manufacturers of commercial satellites to rely on alternative delivery systems to place these satellites in orbit. Additional commercial launching facilities are being developed currently, but there can be no assurance that the launch systems currently in place, or to be developed, will be able to replace the domestic communications satellites as their useful lives end.

         Several of the Company's transponder leases provide the right to use the transponders to provide compressed digital video services. Use of compressed digital video service may result in greater transponder capacity.

         Federal Regulation - Programming Companies. The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services and to some extent the programming services themselves. The 1984 Cable Act and the 1992 Cable Act extensively regulate the cable television industry.

         The 1984 Cable Act, among other things, requires cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access.

         The 1992 Cable Act has expanded greatly the scope of federal and local regulation. Because a number of the regulations adopted by the FCC to implement the 1992 Cable Act remain subject to reconsideration and because many of the 1992 Cable Act provisions are currently subject to litigation, it is difficult to predict the impact of this legislation upon the Company. However, the Company believes that the legislation taken as a whole and as presently implemented has had and will continue to have a material adverse impact upon the Company's programming operations. See also related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain of the more significant areas of regulation imposed by the 1992 Cable Act upon the Company's programming operations are discussed below.


         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts with cable operators (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS services on terms and conditions that do not unfairly discriminate among such technologies.

         Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Cable Service Rates. As set forth in the above discussion of regulation affecting the Company's cable and communications services, under the 1992 Cable Act, cable systems are subject to extensive rate regulation. The FCC has established standards and procedures governing regulation of rates for basic cable service and equipment to be implemented by state and local cable franchising authorities and for the FCC's review of the "reasonableness" of rates for additional tiers of cable service upon complaint from a franchising authority or a cable subscriber.

         The aggregate cap and flat fee mark-up elements of these regulations may adversely affect higher-cost programming services, including the regional sports networks in which the Company has an ownership interest, while expanding the carriage of programming services with lower license fees, including programming services in which the Company has an ownership interest.

         The complexity of and numerous revisions to the FCC's rate regulations have impaired the willingness and ability of cable operators to add programming services and to invest in additional cable plant to expand channel capacity. Consequently, the cumulative impact of the FCC's rate regulation is likely to continue to have an adverse impact on the Company's programming interests.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. Such statutorily mandated expansion of carriage of broadcast stations coupled with the requirements of the 1984 Cable Act noted above could adversely affect some or substantially all of the programming services in which the Company holds an interest by decreasing the carriage of such services in cable systems with limited channel capacity.

         Ownership Regulations. In addition to the rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a cable operator or entities in which it has an attributable interest as previously described, the 1992 Cable Act required the FCC to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and to consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming.

         The FCC also adopted regulations in 1993 limiting carriage by a cable operator of national programming services in which the operator holds an attributable interest. These rules, which currently are subject to pending petitions for reconsideration before the FCC, may limit carriage of the Company's programming services on certain systems of cable operators affiliated with the Company.

         In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Numerous petitions have been filed with the FCC seeking reconsideration of various aspects of the regulations implementing the 1992 Cable Act. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. The Company is uncertain how the courts and/or FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all are subject to revision at the discretion of the appropriate governmental authority.

         Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's programming business will not be affected adversely by future legislation, new regulation or deregulation.

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. Certain satellites are more valuable than others to cable television programmers based on whether a particular satellite is used by other programmers of popular cable services. Under current policy, the Galaxy V, Spacenet 2, SatCom C-1 and SatCom C-3 service providers are not subject to the market exit provisions of Section 214 of the Communications Act of 1934, as amended (the "Communications Act") and may therefore cease providing communications services to customers on short notice, provided that such action is just, reasonable and non-discriminatory, and subject to any additional rights or remedies to which the customer and the carrier may have agreed. The Company has no reason to believe that such service providers have any intention to cease providing transmission services via their respective satellite systems. See Transmission of SuperStation WTBS below and Satellite Transponder Arrangements above. The other Programming Companies in which the Company has interests have separate arrangements with satellite service providers for transmission of their services.

         Financial Interest and Syndication. The FCC's "financial interest and syndication" rules limit the ability of the three major broadcast networks to distribute network programs through syndication to broadcast stations. The major broadcast networks have not been restricted from distributing network programs to cable or satellite programmers, such as the Programming Companies. However, under the original rules, network programming has been available to non-network broadcast television stations only through syndicators in which the three major networks have no financial interest. At the same time, networks have been prohibited from purchasing syndication rights or obtaining financial interests in programs obtained from outside (non-network) producers. In response to the decision of the United States Court of Appeals for the Seventh Circuit in Schurz Communications, Inc. v. FCC, the FCC released modified financial interest and syndication rules in 1993. Although the FCC relaxed the financial interest and syndication rules in many respects, under the modified rules the three major networks are prohibited from: (a) actively syndicating any prime-time entertainment or first-run non-network programming to television stations in the United States; (b) acquiring financial interests or domestic syndication rights in any first-run non-network program or series distributed in the United States unless that program or series was produced solely "in-house" by the network; and (c) warehousing programming by withholding it from the syndication market beyond certain defined periods. However, the rules are scheduled to expire in November 1995.

         Elimination or further modification of these restrictions could permit a myriad of broadcast station/network production/exhibition arrangements that now only cable operators and the major broadcast networks (to the extent of distributing to cable and satellite programmers) are permitted to undertake, further increasing competition to the Programming Companies in the acquisition and sale of programming. The grant of expanded syndication powers to the three major networks could lessen the attractiveness and/or availability of the major networks' programming to cable system operators and programmers because they would have to compete directly for such programming with broadcast stations and could be less likely to secure cable/broadcast network exclusive distribution and other arrangements.

         Copyright licensing procedures have not yet been negotiated for the public performance of non-dramatic musical works used in connection with various programming services provided by the Programming Companies. The American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI"), organizations which license the public performance of musical compositions of their members or affiliated composers, authors and publishers, respectively, had claimed that cable programmers and cable system operators each must have a separate license to lawfully exhibit programs and advertisements containing musical compositions. Such split licensing has been held unlawful under the ASCAP and BMI Consent Decrees, respectively, by the United States Court of Appeals for the Second Circuit in the Turner case in 1992 and by United States District Court for Washington, D.C. in the NCTA case in 1991. BMI has indicated that it does not consider itself bound by this decision in the NCTA case.

         Electronic Retailing Services

         The Company currently provides electronic retailing services through a subsidiary, Home Shopping Network, Inc. ("HSN") and through an equity affiliate, QVC.

         HSN

         As of March 1, 1995, the Company owned 41.5% of the common stock of HSN, which represents 80.4% voting control (as a result of multiple voting rights associated with HSN Class B common stock held by the Company). The primary business and principal source of revenue of HSN is electronic retail sales of merchandise by Home Shopping Club, Inc. ("HSC"), a wholly owned subsidiary of HSN. HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive retail sales programs which are transmitted twenty-four hours a day, seven days a week, via satellite to cable television systems, affiliated broadcast television stations and HSD's. As of December 31, 1994, HSC programming could be received by approximately 62 million homes, including broadcast television households and cable television subscribers.

         HSC's product offerings include: jewelry, hardgoods (such as consumer electronics, housewares and toys), softgoods (primarily clothing), cosmetics; and other product categories which include collectibles and consumables. For calendar 1994, jewelry, hardgoods, softgoods, cosmetics and other categories accounted for approximately 41%, 34%, 14%, 10% and 1% respectively, of HSC's sales. HSC principally purchases merchandise made to its specifications and also purchases inventories from retailers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. HSC has no long- term commitments with any of its vendors, and, historically, there have been various sources of supply available for each category of merchandise sold by HSC.

         As part of HSC's customer service policy, HSC maintains a return policy under which a customer may, generally within thirty days, return for any reason any item purchased from HSC, except certain special sales items, for a full refund of the purchase price, including the original shipping and handling charges.

         Transmission and Programming. HSC produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations and HSD's by means of HSN's satellite uplink facilities to satellite transponders leased by HSN which retransmit the signals received from HSN. Any cable television system, broadcast television station or HSD owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving HSC programming.

         HSN has lease agreements securing full time use of three transponders on three domestic communications satellites. Although HSN believes it is taking every reasonable measure to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmission will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the operation and financial condition of HSN. See Federal Government Regulation of Satellite Transmissions below. The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which HSN has no control, including competition among prospective users of available transponders and the availability of satellite launching facilities for replacement satellites.

         Federal Government Regulation of Satellite Transmission. The FCC grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. HSN has been granted two licenses for operation of C-Band satellite transmission facilities and two licenses for operation of Ku-Band satellite transmission facilities on a permanent basis in Clearwater and St. Petersburg, Florida.

         Affiliation with Cable Systems. HSC enters into affiliation agreements with cable system operators to carry HSC. HSC's standard affiliation agreement provides that the cable operator generally will receive a commission of 5% of the net sales of merchandise sold to customers located within the cable operator's franchise area (from both cable and non-cable households). In addition, HSC also purchases advertising time from affiliated operators and in certain markets, pays additional commissions for sales above a specified minimum amount. Although there is some variation among affiliation agreements with cable operators, the current standard affiliation agreement provides for an initial term of five years which is automatically renewable for subsequent one year terms. During the past year, due to the possibility of "must carry" being found unconstitutional, HSN embarked on an aggressive campaign to bring the "must carry" households under contract by volunteering to pay commissions to certain cable operators. See Effect on HSN of the 1992 Cable Act, below. As an additional contract incentive, HSN offered to make payments of cable distribution fees, primarily consisting of up-front payments, based on the number of subscribers committed to the contract by the cable operator. In exchange for these payments, HSN required significant long term commitments of up to fifteen years, with an average term of ten years, for the current programming carriage and additional carriage of HSC's programming. Due to HSN's success in obtaining long term carriage commitments, in the event "must carry" is ruled unconstitutional, HSN does not believe the ruling will have a material adverse effect on HSN or result in a significant loss in carriage. Affiliation agreements were entered into during the year with the Company's cable and communications services.

         Affiliation Agreements with Broadcast Television Stations. In July 1986, HSN initiated a program to broaden the viewership of HSC's programming services by acquiring broadcast television stations in principal television markets through Silver King Communications, Inc. ("SKC"). On December 28, 1992, HSN distributed the capital stock of SKC to HSN shareholders, in the form of a pro rata stock dividend. Each SKC station has an affiliation agreement with HSC to carry HSC's programming through December 28, 1997 that is automatically renewable at SKC's option for a five-year term, unless written notice is given at least 18 months prior to the expiration date. HSC pays an affiliation fee to SKC based on hourly rates and, upon reaching certain sales levels, commissions on net sales. Certain of the SKC stations have realized additional compensation during the year, and those stations, and possibly others, are expected to continue to receive additional compensation during subsequent years of their affiliation agreements if "must carry" survives legal challenge. See Effect on HSN of the 1992 Cable Act below. SKC owns 12 full power UHF television stations (the "Stations") which serve 8 of the 12 largest metropolitan television markets in the United States. SKC also owns 21 low power television ("LPTV") stations that broadcast HSC's programming services. LPTV stations have lower power transmitters than conventional television stations, and therefore, the broadcast signal of an LPTV station does not cover as broad a geographical area as conventional broadcast stations.

         In addition to affiliation agreements with the SKC broadcast television and LPTV stations, HSC has entered into affiliation agreements with other broadcast television stations and LPTV stations. The broadcast station affiliation agreements may generally be terminated upon proper notice and specify the payment of fixed fees for the carriage of HSC programming.

         Distribution, Data Processing and Telecommunications. HSN's fulfillment subsidiaries ship merchandise purchased by customers from warehouses located in St. Petersburg, Florida; Salem Virginia; Waterloo, Iowa; and Reno, Nevada. Substantially all inventory resides at HSN's four fulfillment centers prior to being offered for sale. Merchandise typically is delivered to customers within 7 to 10 days of placing an order with HSC. HSN currently operates several Unisys main frame computers and has extensive proprietary data processing and order processing systems which facilitate the timely delivery of merchandise to customers. HSN's computerized systems track purchase orders, inventory, customer orders, shipping records, and customer payments.

         To facilitate merchandise orders by its customers, HSC installed a state-of-the-art fiber optic telephone system and switching complex which was developed for HSN. HSC also utilizes a computerized voice response phone answering system (the "VRU System") capable of handling incoming sales calls. The VRU System provides callers with the option to place their order by means of touch tone input or to be transferred, in the case of new members or if the customer requires personal service, to an operator.

         Competition-HSN. HSN operates in a highly competitive environment. It is in direct competition with businesses which are engaged in retail merchandising and competes most intensely with other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, and other discount volume retail outlets and companies that market through computer technology. HSN also competes for access to its customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, HSD's and home entertainment centers. In particular, the price and availability of programming for cable television systems affects the availability of these channels for HSN's programs and the compensation which must be paid to the cable operators for carriage of HSC programming. In addition, HSN believes that due to a number of factors, including the development by cable operators of alternative sources of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

         HSN was the first specialty retailer to market merchandise by means of live, nationally televised sales programs. There are other companies, some having an affiliation or common ownership with cable operators, that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which HSN operates. Some of HSN's competitors are larger and more diversified than HSN, or are affiliated with cable operators which have a substantial number of subscribers. HSN cannot predict the degree of success with which it will meet competition in the future.

         In addition to the above factors, HSN's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within the local markets. HSN's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television generally requires greater power and a higher antenna to secure substantially the same geographical coverage as a VHF television station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be operated in all such markets, with the possible exception of New York City. HSN cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of HSN's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

         In summary, HSN operates in a highly competitive environment in which, among other things, technological change, changes in distribution patterns, media innovations, data processing improvements and new entrants make the competitive position of both HSN and its competitors extremely difficult to predict.

         Effect on HSN of the 1992 Cable Act. Among the many provisions of the 1992 Cable Act is one that mandates that cable systems carry the signals of local commercial television stations ("must carry") or, at the station's option, that cable systems and television stations negotiate a fee to be paid by cable systems for the retransmission by such cable systems of the local television stations broadcast signal. See Federal Regulation-Programming Companies above. HSC's full-time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee.

         In July 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to "must carry" status. A petition for reconsideration of the FCC's ruling currently is pending before the FCC. HSN has filed in opposition to that petition. In addition, the limitation on carriage of affiliated programming entities, discussed in Federal Regulation-Programming Companies above, may limit carriage of HSN's programming services on certain systems of cable operations affiliated with the Company.

         In April 1993, a decision by the United States District Court for the District of Columbia upheld the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. On appeal, in a multi-opinion decision released on June 27, 1994, the Supreme Court vacated the District Court decision and remanded the case to the District Court to permit the development of a full factual record concerning the need for "must carry". Pending judicial resolution, the "must carry" rules remain in effect. Therefore, HSN 2 programming carried by HSC's broadcast affiliates generally is being transmitted by cable operators located within the broadcast markets. As a result of "must carry", HSC has experienced increased cable distribution of its programming due to an increase in the number of cable systems that carry HSC programming.

         In November 1994 the FCC issued, pursuant to the 1992 Cable Act, "going forward" rules regarding the fees cable operators can impose upon subscribers for new programming. The going forward rules provide that cable operators can increase the charges to subscribers due to increases in external programming costs. The cable operator must offset these increases by revenues it receives from all sources other than advertising. As a revenue provider to the cable operator, this ruling may have an adverse effect on HSN's ability to seek and maintain new cable carriage. HSN has filed a Petition for Reconsideration asking that shop-at-home programming revenues be excluded from the cable operator's external cost adjustment.

         In September 1993, the FCC adopted a Notice of Inquiry initiating a proceeding to evaluate the commercial programming practices of broadcast television stations (including stations with shop at home formats) and seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. The FCC has received comments and reply comments. Although the FCC is only seeking comments at this time and has not made any proposals to limit the amount of commercialization on television stations, there can be no assurance whether or when such proposals will be forthcoming, what the nature of such proposals might be, whether they will be implemented, and thus what impact, if implemented, they would have on HSN.

         QVC

         The Company owns a 42.6% interest in QVC. The remaining 57.4% of QVC is owned by Comcast, which manages the day-to-day operations of QVC.

         QVC markets and sells a wide variety of consumer products and services primarily by means of its televised shopping programs, known as "QVC" and "Q2". As of December 31, 1994, QVC's programs were being transmitted by cable television systems on a full-time basis to approximately 47 million subscribers and on a part-time basis to approximately 3.1 million subscribers. Cable television system operators that have entered into affiliation agreements with QVC carry its programming as part of their basic service and pursuant to such agreements receive from QVC 5% of net sales of merchandise sold to customers located in the cable operator's service area. QVC is also a joint venturer in the operation of Mexican and British televised shopping programs. QVC faces most of the same competitive factors that HSN does, described above under Competition-HSN.

         Other Assets

         Silver King Communications, Inc. The Stations serve eight of the 12 largest metropolitan television markets in the United States. As of December 31, 1994, the Stations reached approximately 28 million households, which is one of the largest audience reaches of any owned and operated independent television broadcast group in the United States. In addition to the HSC programming, the Stations broadcast advertising inserts, issue-responsive programming, children's programming, ethnic, information and/or religious programming and public service announcements. At December 31, 1994, SKC held options to purchase 5 additional LPTV stations and held construction permits for 2 additional LPTV stations.

         On February 11, 1993, the Company entered into an Option Agreement with RMS Limited Partnership ("RMS") pursuant to which the Company had the right to purchase 2,000,000 shares of the Class B Common Stock of SKC at $1.00 per share. On September 23, 1994, the Company and RMS entered into an Amendment to the Option Agreement which, among other things, extended the exercise period of the option to February 11, 1999, and increases the exercise price by $0.25 each year with the final exercise price from February 12, 1998 to February 11, 1999 being $2.25. The current option exercise price is $1.50. Upon exercise of the option, the Company would control SKC by virtue of the voting power of the SKC Class B Stock.

         It is a condition to the exercise of the option that the Company or its assignee receive all necessary FCC and other approvals prior to the exercise. As of the date hereof, the Company has not filed any application for the consent of the FCC to any such transfer. Under present FCC rules it is unlikely that the Company will be able to obtain the consent of the FCC with respect to the exercise of its options because of the Company's ownership of certain cable television assets. However, FCC rules and regulations do permit certain types of noncontrolling direct and indirect interests in SKC to be held by the Company. If the Company is unable to obtain consent to exercise the option, the Company may assign the option to a third party.

         Transmission of TBS SuperStation ("WTBS"). Through its wholly owned subsidiary Southern Satellite Systems, Inc. ("Southern") and Southern's wholly owned subsidiary, Royal Communications, Inc. ("Royal"), the Company transmits the signal of WTBS, a 24-hour independent UHF television station originated by TBS to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Southern also makes the WTBS signal available to HSD owners through program packagers. A substantial portion of Southern's consolidated revenue for calendar year 1994 was derived from the HSD market.
No payment to TBS is required for the transmission by Southern of the WTBS signal. See Federal Regulation-Southern below. At December 31, 1994, Southern (and Royal) transmitted WTBS for reception by an estimated 59.4 million homes throughout the United States, Puerto Rico, the United States Virgin Islands, and Canada. Cable and other operators pay Southern a per-subscriber fee for this service, generally pursuant to written affiliation agreements, the expiration dates of which range from 1995 to 2004.

         Competition-Southern. Although Southern is currently the sole satellite carrier of WTBS, other independent television stations are transmitted by other carriers. Southern does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Act, as amended and any applicable requirements of the Communications Act of 1934, as amended, or, if the carrier serves HSD owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988 (the "SHV Act"). Further, Southern has no control over the programming on such station. TBS produces and distributes other cable programming services, including "TNT", a basic cable entertainment service, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenue from the sale of advertising time on WTBS, however, and the Company therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

         Federal Regulation-Southern. Southern markets the WTBS signal through program packagers to HSD owners. Pursuant to the SHV Act, Congress granted a compulsory copyright license to satellite carriers retransmitting the broadcast signals of "superstations", such as WTBS, and network stations to the public for private home viewing. In 1994, Congress extended this license until December 31, 1999. Pursuant to the provisions of the SHV Act, on May 1, 1992 the Copyright Royalty Tribunal ("CRT") adopted an increase in the compulsory license fees for the HSD market effective January 1, 1993, which Congress has extended through July 1, 1997, thus increasing Southern's copyright payment by 17%. New fees after July 1, 1997, will be determined either through negotiations with the copyright owners of the signals being carried or, if no agreement can be reached, by an arbitration panel conducted under the auspices of the Copyright Office.

         Copyright Regulations. The Copyright Act provides cable television operators with a compulsory copyright license for retransmission of broadcast television programming without having to negotiate program rights with the stations or individual copyright owners. However, see Regulation of Carriage of Broadcast Stations above, regarding the imposition of retransmission consent for broadcast stations. Therefore, cable systems that carry distant broadcast signals, such as WTBS, must pay royalty fees to the Register of Copyrights, the amount of which is based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number and type of distant signals carried by the system. Any increases in the required fees could adversely affect the competitive position of WTBS and therefore, Southern. The Copyright Act empowers the Copyright Office to review periodically and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. Further, the FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. If the compulsory license is abolished, Southern would not be permitted to distribute WTBS to cable operators unless the cable operator and the copyright owners or licensees of the programming contained on the WTBS signal being retransmitted reach an agreement for the licensing of such programming.

         Southern is not permitted to provide the WTBS signal to HSD owners under the separate compulsory license extended to cable systems. Under regulations adopted by the Copyright Office, satellite carriers such as Southern are not "cable systems" within the meaning of the Copyright Act. In 1994, the United States Court of Appeals for the Eleventh Circuit upheld such regulations in an action challenging their validity brought by Southern and other satellite carriers, and the Supreme Court declined to review that decision. Thus, if the license granted under the SHV Act is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyrighted material to HSD owners after 1999.

         Syndicated Exclusivity. The FCC's syndicated exclusivity rules, which became effective January 1, 1990, require cable systems with more than 1,000 subscribers to delete programming from distant broadcast signals if exclusive local broadcast rights to such programming have been purchased by a television station which broadcasts in the locale of the cable system and such station requests the cable system to "black out" such programming. These rules could lead to cable operators dropping distant broadcast signals from their systems because of the administrative difficulty of providing for the blackout and because the service may be less attractive to subscribers if a material portion of its programming were blacked out. Although such rules could therefore result in additional channels becoming available for certain of the Programming Companies' services, they could have an adverse effect on Southern's business if WTBS were to carry a material amount of programming subject to deletion.
TBS has stated that it is programming WTBS to avoid blackouts and that, because it has a reasonable basis for believing that deletions of its programming will not be required, it is offering, as permitted by the FCC, to indemnify cable operators that carry WTBS in order to ensure that its programming is not blacked out. Southern cannot control TBS's programming decisions with respect to WTBS, nor can it predict what the long-term response of the cable television industry will be to the syndicated exclusivity rules.

         An FCC license is also required to construct and operate the uplinking equipment which transmits program signals to satellites. The FCC has granted a license to Southern for its uplink of the WTBS signal and licenses for a terrestrial path which carries the signal from the TBS facilities to the uplink facilities, which licenses Southern has assigned to LMC SatCom, Inc.

         Satellite carriers, including carriers like Southern that lease transponders from others rather than owning a satellite, may provide their services as a private carrier and/or as a common carrier. Common carriers are required, pursuant to the Communications Act, to provide services on terms and conditions that are just, reasonable and non-discriminatory. The FCC does not set the rates charged by non-dominant common carriers. However, the United States Court of Appeals for the District of Columbia Circuit in AT&T Co. v. FCC has invalidated the FCC's permissive de-tariffing rules for non-dominant carriers and its streamlined tariff filing rules for such carriers. Consequently, even non-dominant carriers are required to file tariffs pursuant to the FCC's rules. Private carriers are subject to a lesser degree of regulation by the FCC. The Copyright Act exempts any carrier from liability for copyright infringement in delivering television broadcast signals to cable television systems if it meets the passive carrier requirements of the Copyright Act.

         Netlink USA ("Netlink"). Netlink markets and distributes programming to the United States HSD subscriber market. As of December 31, 1994, approximately 380,000 HSD owners, or 18% of the estimated authorized HSD subscriber market subscribed to programming through Netlink. Netlink acquires rights from programmers to market various satellite-transmitted programming, including services such as ESPN, CNN, HBO, WTBS (which it purchases from Southern) and the Discovery Channel, to HSD owners. Netlink offers HSD owners various packages of programming for monthly, quarterly or annual subscription periods.

         In addition, Netlink uplinks and sells the signals of nine broadcast television stations to other HSD packagers and marketers in the United States and, through Netlink International, in Canada. As of December 31, 1994, approximately 500,000 HSD households subscribed to one or more of such stations through HSD packages offered by Netlink and other HSD packaging and marketing companies. The other HSD packaging and marketing companies pay Netlink a fee for the right to distribute these services to their customers.

         Competition - Netlink. Netlink competes with several large HSD program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of Netlink's sales are generated through HSD dealers, Netlink also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the HSD market faces competition from cable television as well as emerging technologies such as DBS services, which were launched in 1994. DBS uses higher power Ku-Band frequencies that can be received by significantly smaller, and possibly less expensive, hardware than HSDs that receive C-Band frequencies. Because of the smaller dish size, DBS may be more widely accepted than HSD systems in urban markets. Although the Company is unable to predict the effects of DBS competition, the Company believes that for the foreseeable future more programming will be available for the HSD market than DBS because programming for cable television systems is transmitted on C-Band frequencies. While HSD C-Band dishes can be equipped to receive Ku-Band frequencies, small DBS dishes cannot reliably receive C-Band frequencies. Given the initial investment costs of an HSD system, the Company believes that a significant portion of current HSD owners will continue to use HSD services rather than invest in a DBS system.

        Netlink leases nine satellite transponders on an "unprotected" or "transponder unprotected" basis on two separate communications satellites. Netlink has "seniority status" on such satellite transponders which results in Netlink having favorable ranking should transponders be required to restore a "protected" service.

         GENERAL

         Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

         The Company has not expended material amounts during the last three fiscal years on research and development activities.

         There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's consolidated revenue.

         Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

         At December 31, 1994, the Company had approximately 32,000 employees, the majority of which are employees of TCI Communications, Inc. Of these employees, approximately 666 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems or programming services.

(d)      Financial Information about Foreign & Domestic Operations and Export
Sales

         The Company has neither material foreign operations nor export sales.

Item 2.  Properties.

         The Company owns its executive offices in a suburb of Denver, Colorado. It leases most of its regional and local operating offices. The Company owns many of its head-end and antenna sites. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components. The Company's programming subsidiaries generally own their production and transmitting equipment and facilities.

         The Company's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of the Company are not held subject to any major encumbrance.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         On September 30, 1994, an action captioned The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustee v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners III"), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

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

         The defendants have moved to dismiss various claims asserted in the complaint and plaintiff has opposed such motions. Discovery on the issue of class certification is underway and merits discovery is scheduled to commence on or after April 11, 1995. The defendants believe that the claims asserted are without merit and intend to vigorously defend this action. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         On September 30, 1994, an action captioned WEBBCO v. Tele-Communications, Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners II (now known as IR-TCI Partners II"), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and D&A breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 2 (the "ACT 2 Partnership"), in connection with the sale to TCIC of ACT 2 Partnership's ownership interest in the Redlands System (the "ACT 2 Transaction").

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

         The defendants have moved to dismiss various claims asserted in the complaint and plaintiff has opposed such motions. Discovery on the issue of class certification is underway and merits discovery is scheduled to commence on or after April 11, 1995. The defendants believe that the claims asserted are without merit and intend to vigorously defend this action. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Intellectual Property Development Corporation v. UA-Columbia Cablevision of Westchester, Inc. and Tele-Communications, Inc. On September 1, 1994, plaintiff filed suit in federal court in New York for the alleged infringement of a patent for an invention used in broadcasting systems with fiber optic transmission lines. Plaintiff seeks injunctive relief and unspecified treble damages. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this action should not have a material adverse effect upon the financial condition of the Company.

         QVC Shareholders Litigation. In July 1994, eight putative class action lawsuits were filed by certain shareholders of the company in the Delaware Court of Chancery on behalf of unspecified classes of holders of QVC common stock. On August 3, 1994, these actions were consolidated under the caption In re QVC Shareholders Litigation, Consolidated Civil Action No. 13590 (Court of Chancery, New Castle County, State of Delaware) (the "Consolidated Action"). The defendants named in the designated complaint in the Consolidated Action included QVC and its then directors (Barry Diller, Bruce R. Ramer, Linda
J. Wachner, William F. Costello, J. Bruce Llewellyn, Brian L. Roberts, Ralph J. Roberts and Joseph M. Segal). In their designated complaint in the Consolidated Action, plaintiffs alleged, among other things, that the QVC directors breached their fiduciary duties by failing to take all possible steps to seek out and encourage the best offer for QVC following the announcement by Comcast of a merger proposal to acquire QVC. Plaintiffs sought, among other things, an injunction ordering the defendants to auction QVC and an award of unspecified damages to the members of the plaintiff class. On July 22, 1994, Comcast and Liberty made a merger proposal to QVC in order to acquire the remaining shares of QVC common stock that Comcast and Liberty collectively did not already own.

         During early August 1994, counsel for the plaintiffs in the Consolidated Action advised counsel for Liberty that they were preparing to amend the designated complaint to name Comcast and Liberty as defendants. On August 3-4, 1994, plaintiffs' counsel negotiated with counsel for Liberty with respect to a proposed increase in the consideration to be paid to QVC's public shareholders as well as the accelerated payment of such consideration, as bases for the possible settlement of the Consolidated Action. On August 5, plaintiffs, defendants, Comcast and Liberty executed a memorandum of understanding which contemplates the settlement and dismissal with prejudice of the Consolidated Action. On August 4, 1994, Comcast, Liberty, QVC Programming Holdings, Inc. and the company executed a merger agreement which, among other things, reflected the parties' agreement to the terms and transactions contemplated by the memorandum of understanding. On August 19, 1994, as contemplated by the memorandum of understanding, plaintiffs filed a consolidated amended class action complaint with the Delaware Court of Chancery against QVC, the company's directors, Comcast and Liberty.

         The proposed settlement of the Consolidated Action is subject to numerous conditions set forth in the memorandum of understanding and, if approved by the Delaware Court of Chancery, would result in a dismissal with prejudice of the Consolidated Action, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions or occurrences that are alleged in the Consolidated Action. Defendants in the Consolidated Action have entered into the memorandum of understanding and are proposing to enter into the stipulation of settlement for the Consolidated Action solely because the proposed settlement would eliminate the distraction, burden and expense of the litigation. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         In re Liberty Media Corporation Shareholders Litigation, Cons. C.A. No. 13168 (Del. Ch.): In October 1993, after the announcement that Liberty would recombine with TCI through the mergers of TCIC and Liberty with subsidiaries of a newly formed holding company, seven putative class action lawsuits were filed by Liberty stockholders in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") on behalf of unspecified classes of the holders of Liberty common stock (other than defendants). The original defendants included certain directors of Liberty (Bob Magness, John C. Malone, Peter R. Barton, H.F. Lenfest, Robert L. Johnson and Paul A. Gould), Liberty and TCI. These actions were consolidated by the Delaware Chancery Court on October 27, 1993 under the caption In re Liberty Media Corporation Shareholder Litigation, Cons. C.A. No. 13168 (the "Liberty Stockholder Action"). On December 21, 1994, plaintiffs were permitted by the Delaware Chancery Court to file a second consolidated amended complaint against the defendants named in the pending complaint and Liberty directors David Wargo and David Rapley. The pending complaint is on behalf of a putative class consisting of all holders of Liberty common stock (except the defendants and their affiliates) from and after October 7, 1993 through the date of the TCI/Liberty Combination. Plaintiffs allege that the Liberty stockholders received inadequate consideration in the TCI/Liberty Combination, that the defendants impeded the ability of third parties to seek to acquire Liberty, and that the defendants failed to conduct an auction or market check following the announcement of the proposed TCI/Liberty Combination. Plaintiffs seek to rescind the TCI/Liberty Combination, to require defendants to take all appropriate steps to enhance Liberty's value as an acquisition candidate, to account to the plaintiff class for all profits obtained by defendants, and to require defendants to pay unspecified damages to the plaintiff class. The case remains pending before the Delaware Chancery Court. Discovery has commenced in the action. Management of the Company believes that plaintiffs' complaint is without merit, and intends to contest vigorously the plaintiffs' allegations. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Following expedited discovery and a hearing, the Delaware Chancery Court issued an opinion on May 19, 1993 denying plaintiffs' motion to enjoin the Liberty Tender Offer. The Liberty Tender Offer closed on May 20, 1993. On June 6, 1993, plaintiffs in the HSN Stockholder Action filed a second amended and supplemental complaint, which among other things set forth additional allegations against Liberty regarding its supposed failure to disclose material information in connection with the Liberty Tender Offer. Plaintiffs further alleged that HSN issued a misleading Schedule 14D-9 in response to the Liberty Tender Offer. On July 12, 1993, after QVC made a merger proposal to HSN, plaintiffs in the HSN Stockholder Action filed a third consolidated amended and supplemental class action complaint which added QVC as an additional defendant and which contained additional allegations that the financial terms of the proposed merger between HSN and QVC were unfair to the HSN stockholders. QVC withdrew its merger proposal to HSN on November 5, 1993. On November 16, 1994, plaintiffs and all defendants entered into a stipulation in connection with a contemplated settlement of the HSN Stockholder Action, as well as the Section 203 Action and the Delaware Federal Action (as defined below) which is described more fully below. In accordance with the parties settlement stipulation, the Delaware Chancery Court dismissed the HSN Stockholders Action on January 24, 1995. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings. See "Settlement Of Delaware Actions."

         7547 Corp. v. Liberty Media Corporation: Following Liberty's announcement of a partial tender offer to purchase additional shares of HSN stock, on April 26, 1993, four HSN stockholders commenced an action in the Delaware Chancery Court on behalf of an unspecified class of HSN stockholders (other than defendants) (the "Section 203 Action"). The defendants included Liberty, LPI, HSN, Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Thomas A. James, John J. McNamara, William J. Ramsey and Michael V. Roberts. Plaintiffs alleged that, upon the agreement in principle in December 1992 by Liberty to purchase from an affiliate of Roy M. Speer a majority of the HSN voting stock (the "Agreement in Principle"), Liberty became a non-exempt "interested stockholder" of HSN within the meaning of Section 203 of the Delaware General Corporation Law ("Section 203"). Plaintiffs contended that, as a supposedly non-exempt "interested stockholder" of HSN, Liberty engaged in a prohibited "business combination" within the meaning of Section 203 by purchasing additional shares of HSN stock through the Liberty Tender Offer. Plaintiffs also asserted that Liberty's offer to purchase in the Liberty Tender Offer contained certain misrepresentations and omissions. Plaintiffs sought declaratory and injunctive relief, unspecified money damages and an injunction prohibiting Liberty from engaging in any "business combination" as defined in
Section 203 until December 1995. Following expedited discovery and a hearing, the Delaware Chancery Court issued an opinion on May 19, 1993 denying plaintiffs' motion to enjoin the closing of the Liberty Tender Offer. The Liberty Tender Offer closed on May 20, 1993. On May 11, 1994, the Liberty defendants in the Section 203 Action filed their answer to plaintiffs' complaint which denied plaintiffs' allegations of wrongdoing and raised certain affirmative defenses.

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

         The gravamen of the amended complaint in the Section 203 Action was that, prior to the time when Liberty reached an understanding with RMS on December 4, 1992, to allow Liberty to purchase a controlling equity interest in HSN, the HSN Board and the HSN Executive Committee allegedly failed to approve the proposed transaction and, thereby, failed under Section 203(a)(1) to exempt Liberty from the restrictions under Section 203 on any "business combination" with HSN. Plaintiffs asserted that upon realizing that the HSN Board failed on December 4, 1992, to exempt Liberty from the restrictions of Section 203, HSN created a record of (i) a supposed meeting of the HSN Executive Committee on December 4, 1992, which never occurred; and (ii) purported action by the HSN Executive Committee at the allegedly fictional meeting on December 4, 1992, to exempt Liberty from the restrictions of Section 203. The amended complaint in the Section 203 Action also alleged that, by asserting that Liberty was exempt from Section 203, Liberty and the other defendants allegedly misrepresented a material fact to all sellers of HSN shares after the public announcement of the Agreement in Principle on December 7, 1992 (including the members of the Tender Subclass), as well as to the present holders of HSN shares. Plaintiffs also alleged that the Liberty Tender Offer constituted a prohibited "business combination" under Section 203.

         Plaintiffs in the Section 203 Action further asserted that the members of the HSN Executive Committee (Speer, Wandler and Ramsey) had disabling conflicts of interest which prevented the HSN Executive Committee from taking effective action to exempt Liberty from the restrictions of Section 203. HSN and the individual defendants allegedly aided and abetted Liberty in its asserted scheme to misrepresent its status under Section 203. The individual defendants also allegedly breached their fiduciary duties by failing to correct Liberty's asserted misrepresentation of its exemption from Section 203. Plaintiffs in the Section 203 Action sought a declaratory judgment that Liberty is subject to Section 203, an award of damages to the plaintiff class members who sold their HSN shares, and unspecified rescissionary and injunctive relief. On November 16, 1994, plaintiffs and all defendants entered into a stipulation in connection with a contemplated settlement of the Section 203 Action, as well as the HSN Stockholder Actions and the Delaware Federal Action (as defined below), which is described more fully below. In accordance with the parties' settlement stipulation, the Delaware Chancery Court dismissed the Section 203 Action on January 27, 1995. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings.
See "Settlement Of Delaware Actions."

         Gerda Bartnik, et al. v. Home Shopping Network, Inc. et al., C.A. Nos. 93-336\347\406\480 (D. Del.) (the "Delaware Federal Action"): Following the announcement on July 12, 1993 of a proposed merger between QVC and HSN, three complaints were filed in the United States District Court for the District of Delaware (the "Delaware Federal Court"). The three complaints were consolidated by order of the Delaware Federal Court on September 14, 1993. On December 16, 1993, three actions that had been filed in, consolidated by and transferred from the United States District Court for the District of Colorado were consolidated with the Delaware Federal Action. On February 15, 1994, plaintiffs filed a consolidated and amended complaint. The action sought unspecified damages on behalf of a putative class consisting of all purchasers of HSN common stock prior to March 30, 1993 who thereafter sold such shares on public exchanges prior to July 12, 1993 or in the Liberty Tender Offer. The defendants included Liberty, LPI, John C. Malone, Peter R. Barton and Robert R. Bennett, QVC, HSN, Gerald F. Hogan, J. Anthony Forstmann, John N. McNamara, Roy
M. Speer and Les R. Wandler. Plaintiffs alleged that, between March 30, 1993 and July 12, 1993, the Liberty Defendants failed to disclose their supposed "plans and expectations" for a merger of HSN and QVC. Plaintiffs also alleged that (i) defendants supposedly made misleading and overly negative disclosures between April-July 1993 regarding the business activities and prospects of HSN which had the effect of artificially depressing the price of HSN shares; (ii) defendants allegedly misled sellers of HSN shares by failing to disclose defendants' expectations regarding a July 1993 ruling by the Federal Communications Commission which improved the business prospects of HSN; and
(iii) Liberty and HSN supposedly misled the HSN stockholders by making incorrect disclosures (particularly in connection with the Liberty Tender Offer) regarding Liberty's ability to control the HSN stockholder vote on certain fundamental corporate transactions. Plaintiffs asserted that the foregoing alleged acts and omissions violated the federal securities laws and state law. On November 16, 1994, plaintiffs and all defendants entered into a stipulation in connection with a contemplated settlement of the Delaware Federal Action, as well as the HSN Stockholder Action and the Section 203 Action, which is described more fully below. In accordance with the parties' settlement stipulation, the Delaware Federal Court dismissed the Delaware Federal Action on January 24, 1995. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings. See "Settlement Of Delaware Actions."

         Consolidated Home Shopping Network, Inc. Shareholders Derivative
Action: In December 1992, two stockholder derivative actions were filed on behalf of HSN in the United States District Court for the Middle District of Florida, Tampa Division (the "Florida Federal Court"). The original defendants included Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Thomas A. James, John J. McNamara, Michael J. Ramsey, Michael V. Roberts and HSN. On February 23, 1993, the Florida Federal Court granted a motion to consolidate these lawsuits into a single action styled as 7457 Corp. v. Speer, No. 92-1966-Civ-T-15A and No. 92- 2045-Civ-T-99C (the "Florida Derivative Action"). On April 16, 1993, plaintiffs in the Florida Derivative Action filed a consolidated amended complaint which added RMS, Richard Speer and Western Hemisphere Sales, Inc. ("Western") as defendants. HSN is named as a nominal defendant with respect to the two derivative claims in the amended complaint. Plaintiffs also assert a claim that the individual defendants (other than Roy
M. Speer) are liable to an unspecified class of HSN stockholders because HSN's proxy materials during 1991-1993 supposedly were false and misleading. The derivative claims in the suit allege that the HSN director defendants breached their duties to HSN and its stockholders by failing to exercise due care and diligence in the management of HSN. Western and Richard Speer are alleged to have aided and abetted such breaches. Plaintiffs also assert that Roy M. Speer violated various legal duties by causing HSN to enter into certain commercially unreasonable licensing, liquidations and other arrangements with Western (collectively, the "R. Speer/Western Arrangements"), by paying a former HSN executive unwarranted fees in exchange for the former executive's silence concerning derivative allegations involving HSN and then shifting such fee obligations to HSN, and by causing HSN to purchase a business of Western at a commercially unreasonable price. On May 24, 1993, plaintiffs in the Florida Derivative Action filed a second amended consolidated complaint naming Liberty and LPI as additional defendants. As to Liberty and LPI, the second amended complaint seeks unspecified damages on behalf of an unspecified class of HSN stockholders based on allegations that, among other things, Liberty's offer to purchase HSN common stock in May 1993 failed to disclose material information and otherwise violated the "going private" rules under the federal securities laws (the "Liberty Class Claims"). The Florida Derivative Action remains pending before the Florida Federal Court. On February 8, 1994, the parties to the Florida Derivative Action (other than Liberty and LPI) signed a memorandum of understanding (the "Florida Derivative MOU") in connection with a contemplated settlement of the derivative claims and class claims against HSN (the "Florida Derivative Settlement"). In the Florida Derivative MOU, the parties agreed, in principle and subject to the approval of the Florida Derivative Settlement by the Florida Federal Court as follows: (i) Roy M. Speer will pay $2 million to HSN, as well as pay an additional $1 million to HSN in order to partially fund the proposed settlement of the Florida Federal Actions (see "Florida Federal Securities Actions Against HSN"); and (ii) HSN will pay $4.5 million to Western in exchange for releases from the
R. Speer/Western Arrangements; (iii) the parties agreed to certain limitations on the rights of Roy M. Speer to seek indemnification for the advancement of expenses from HSN; (iv) HSN agreed to release any claim against Roy M. Speer, RMS, Richard Speer and Western arising out of any action by any federal or state taxing authority relating to the treatment of payments to Western pursuant to the R. Speer/ Western Arrangements; (v) the parties agreed to additional releases of potential claims against each other; and (vi) the parties agreed to several supplemental agreements. In conjunction with the Florida Derivative Settlement, HSN also has agreed to pay such attorneys' fees as may be awarded by the Florida Federal Court to plaintiffs' counsel. The Florida Derivative Settlement, as contemplated by the Florida Derivative MOU and, if approved by the Florida Federal Court, would result in the dismissal with prejudice of all claims in the Florida Derivative Action (other than the Liberty Class Claims), and a complete release of all claims that have been or could have been or in the future might be asserted by HSN against any of the defendants based on the allegations, transactions, matters or occurrences, representations or omissions set forth, referred or related in any way to the complaints in the Florida Derivative Action. The contemplated settlement is conditioned upon, among other things, the approval of the Florida Federal Court following notice of the Florida Derivative Settlement to the stockholders of HSN and a hearing before the Florida Federal Court on the fairness of the Florida Derivative Settlement. On April 22, 1994, the Florida Federal Court entered an order dismissing without prejudice the Liberty Class Claims.
Liberty believes that the Liberty Class Claims are barred as to the contemplated plaintiff class in the Florida Derivative Action, under principles of collateral estoppel and release because the Delaware Federal Court and the Delaware Chancery Court approved the settlement and dismissal of the HSN Stockholder Action and the Delaware Federal Action. This represents the final resolution of this matter, and accordingly, this case will not be reported in future filings. See "Settlement Of Delaware Actions."

         Settlement Of Delaware Actions. On November 16, 1994, plaintiffs and all defendants in the HSN Stockholder Action, the Section 203 Action and the Delaware Federal Action entered into a stipulation in connection with a contemplated settlement of such actions (the "Delaware Settlement"). The settlement of the HSN Stockholder Action and the Delaware Federal Action (collectively, the "HSN/Federal Actions") was approved by the Delaware Chancery Court and the Delaware Federal Court on January 24, 1995. In accordance with the final orders approving the settlement of the HSN/Federal Actions, Liberty created a $13.7 million settlement fund in full settlement of any and all claims whatsoever which have been or could have been made in the HSN/Federal Actions by any members of a plaintiff class (other than defendants) consisting of (i) all record and beneficial owners of HSN common stock (the "HSN Shares") from December 4, 1992 through and including November 5, 1993, (ii) all sellers of HSN Shares in the Liberty Tender Offer; and (iii) all sellers of HSN Shares from March 30, 1993 through and including July 12, 1993 (collectively, the "Holder/Seller Class"). The Delaware Settlement provides that the net proceeds of the settlement fund will be distributed to the members of the subsclasses in subsections (ii) and (iii) of the preceding sentence (the "Seller Class Members") in accordance with a method of loss calculation and a plan of allocation and distribution which has been approved by the Delaware Courts.
The Delaware Settlement resulted in the dismissal with prejudice of the HSN Stockholder Action and the Delaware Federal Action, and (subject to certain exceptions) a complete release of all claims that have been, or could have been, or in the future might be asserted by any member of the Holder/Seller Class against any of the Settling Delaware Defendants in such actions based on the allegations, transactions, matters or occurrences, representations or omissions set forth, referred or related in any way to the complaints in the HSN Stockholder Action and the Delaware Federal Action. The Liberty Defendants have denied, and continue to deny, that they have committed or have threatened to commit any violations of law or breaches of duty to the plaintiffs or any member of the Holder/Seller Class. The Liberty Defendants agreed to settle the HSN/Federal Actions solely because the settlement eliminated the distraction, burden and expense of further litigation.

         In approving the settlement and dismissal of the Section 203 Action on January 27, 1995, the Delaware Court of Chancery certified a plaintiff class consisting of all record or beneficial holders, purchasers or sellers of HSN common stock from December 4, 1992 through December 4, 1995. In accordance with the parties' settlement stipulation, the Delaware Court of Chancery entered a final order dismissing with prejudice all claims which were, could have been or in the future might be asserted by any member of the plaintiff class relating in any manner to Liberty's purchase of HSN stock in exchange for, among other things, the agreement by Liberty and HSN that, as defined in Delaware antitakeover statute, the consummation of any "business combination" prior to December 4, 1995 between HSN and Liberty or any of its "affiliates" or "associates" shall be subject to the prior approval of the HSN board of directors and the authorization at an annual or special meeting of the HSN stockholders, and not by written consent, by the affirmative vote of the holders of at least a majority of the outstanding HSN voting stock which is not "owned" by Liberty. Although HSN and Liberty denied the allegations of the complaint in the Section 203 Action and raised affirmative defenses, both companies and certain additional defendants agreed to the settlement in order to halt the substantial expense, inconvenience and distraction of the litigation.

         In conjunction with the settlement of the Delaware Federal Action, the HSN Stockholder Action, the Florida Derivative Action and the Florida Federal Actions, certain defendants in those lawsuits agreed through their attorneys on February 8, 1994 that, upon the final consummation of the proposed settlements in all such actions, all such parties released each other as to any claims for contribution relating to the claims actually asserted in those proceedings (the "Release Agreement"). The parties to the Release Agreement are HSN, Roy M. Speer, Les R. Wandler, Franklin J. Chu, J. Anthony Forstmann, Gerald F. Hogan, Thomas A. James, John J. McNamara, William J. Ramsey, Michael V. Roberts, RMS, Liberty, LPI, John C. Malone, Peter R. Barton, Robert R. Bennett, and John M. Draper.

         Florida Federal Securities Actions Against HSN: During April 1993, nine purported class action lawsuits (collectively, the "Florida Federal Actions") were filed against HSN, Roy M. Speer and, in certain cases, RMS and several former officers and/or directors of HSN, including Les R. Wandler, Fernando DiFilippo, Jr., Lowell R. Paxson, Franklin J. Chu, John J. McNamara, Michael V. Roberts and Edward Vaughn. The complaints alleged, in general, that certain public filings, announcements and statements by Roy M. Speer and HSN between November 1992 and April 1993 omitted to disclose material facts relating to HSN's business practices, including (among other things) that HSN employees allegedly accepted improper compensation from vendors, that HSN and/or Roy M. Speer and Lowell Paxson allegedly paid the company's former general counsel (Fernando DiFilippo, Jr.) to prevent the disclosure of such vendor bribes, that HSN allegedly engaged in undisclosed related party transactions, that unspecified vendors made improper payments to HSN employees (including Roy M. Speer and Lowell Paxson), that HSN assets and funds allegedly were transferred improperly to Western, that HSN's inventory practices were deceptive and that HSN allegedly made an improper loan to one of the company's financial advisors. The suits alleged that the defendants' actions or omissions violated the federal securities laws and state law. The actions sought to recover damages, punitive damages, interest, costs and fees on behalf of various putative classes of purchasers of HSN common stock. The Florida Federal Actions were assigned the following civil action numbers by the Florida Federal Court: 93-602-CIV-T-23B, 93-608-CIV-T-15C, 93-610-CIV-T-21B,
93-613-CIV-T-17B, 93-621-CIV-T-15A, 93-623-CIV-T-23A, 93-624- CIV-T-17B,
93-681-CIV-T-17A and 93-679-CIV-T-21C.  Plaintiff in C.A. No. 93-621-CIV-T-15A
voluntarily dismissed his claims without prejudice on April 22, 1993. The Florida Federal Actions (other than C.A. No. 93-679-CIV-T-21C) were consolidated on June 6, 1994 by the Florida Federal Court and the parties were directed to file their papers in the action styled as Goldstein v. Speer, No. 93- 602-CIV-T-23B.

         On October 10, 1994, the parties to the Florida Federal Actions entered into a stipulation in connection with a contemplated settlement of such actions (the "Florida Federal Settlement"). The settlement of the Florida Federal Actions was approved by the Florida Federal Court on January 9, 1995. In accordance with the final order approving the settlement of the Florida Federal Actions, HSN paid $9.6 million to create a fund in full settlement of any and all claims whatsoever which have been or could have been made in the Florida Federal Actions by any members of a plaintiff class consisting of all purchasers of HSN common stock (other than defendants and other related parties) from June 1, 1992 through and including April 12, 1993 (collectively, the "Purchaser Class"). The Florida Federal Settlement provides that the net proceeds of the settlement fund will be distributed to the members of the Purchaser Class in accordance with a plan of distribution approved by the Florida Federal Court. The Florida Federal Settlement resulted in the dismissal with prejudice of the Florida Federal Actions, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions, or occurrences that are alleged in the Florida Federal Actions or which relate to the purchase of HSN common stock from June 1, 1992 through and including April 12, 1993. HSN has denied, and continues to deny, that it has committed or has threatened to commit any violations of laws or breaches of duty to the plaintiffs or any member of the Purchaser Class. HSN agreed to settle the Florida Federal Actions solely because the settlement eliminates the distraction, burden and expense of further litigation. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings.

         Cooper, et al. v. UCTC of Baltimore, Inc., et al. On October 24, 1994, plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele- Communications, Inc. The suit alleges, inter alia, eight various tort claims, including assault, false imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff seeks $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim is limited to four of the five plaintiffs. The Company intends to contest the state court case. On November 1, 1994, plaintiffs also filed an action in United States District Court for the District of Maryland alleging discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages for each plaintiff (the loss of consortium claim is limited to four of the five plaintiffs). On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. The Company intends to contest the state court case. Based upon the facts available, management believes that, although no assurance can be given, as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al. On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, nine various tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. On October 24, 1994, plaintiffs also filed in the United States District Court for the District of Maryland, a lawsuit containing claims of discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims apply to eight of the plaintiffs. On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. The Company intends to contest the state court case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Elmer Lewis v. Tele-Communications, Inc., et al. On June 23, 1994, plaintiff filed suit in the United States District Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race.
The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint seek compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 4, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to Circuit Court for Baltimore City. On February 14, 1995, Lewis and his spouse filed an amended complaint in Circuit Court for Baltimore City against the current defendants (the amended complaint was consolidated with the Belgrave and Fannell plaintiffs). Lewis alleges assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Lewis and his spouse also allege loss of consortium. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Tyrone Belgrave, et al., v. Tele-Communications, Inc., et al. On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each seek compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland. In a decision dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, 37 persons (the 27 original plaintiffs and 10 spouses of plaintiffs) filed an amended complaint in Circuit Court for Baltimore City against the current defendants. (The amended complaint was consolidated with the Lewis and Fannell plaintiffs). The 27 existing plaintiffs allege assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Ten existing plaintiffs and their spouses allege loss on consortium. Ten existing plaintiffs also allege wrongful discharge and civil conspiracy to wrongfully terminate. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink USA, Comcast Corporation, and QVC Network, Inc. This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleges that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. ("Paramount") merger agreement and with plaintiff's prospective business advantage. The amended complaint further alleges that even if plaintiff is ultimately successful in its bid to acquire Paramount, its competitive position will still be diminished because the Company, through Liberty, will have forced plaintiff to expend additional financial resources to consummate the acquisition. Plaintiff is seeking permanent injunctive relief and actual and punitive or treble damages of an undisclosed amount. Plaintiff claims that the Company, along with Liberty, has conspired to use its monopoly power in cable television markets to weaken unaffiliated programmers and deny access to essential facilities necessary for distributing programming to cable television systems. Plaintiff also alleges that the Company has conspired to deny essential, technology necessary for distributing programming to owners of home satellite dishes. Plaintiff claims that the Company is engaging in these alleged conspiracies in an attempt to monopolize alleged national markets for non-broadcast television programming and distribution. On October 11, 1994, the United States District Court granted Tele-Communications, Inc. and the other defendants' motion for partial summary judgment and dismissed Viacom's $2 billion damage claim alleging that defendants tortiously interfered with its contract to merge with Paramount and with the prospective business advantage Viacom claimed it had in seeking to merge with Paramount. The Court also held that the $2 billion difference between plaintiff's cost to acquire Paramount under its original proposed merger agreement with Paramount and the costs it finally incurred when plaintiff acquired Paramount pursuant to a merger agreement entered into after an auction, was not incurred as a result of an antitrust injury and could not be asserted as a discreet element of Viacom's damage even if Viacom was ultimately successful in proving any or all of its antitrust claims. Viacom has also voluntarily dismissed its claims that the defendants violated Section 7 of the Clayton Act and that certain of the defendants breached the affiliation agreement they had with Viacom. On January 20, 1995, the parties entered into a settlement agreement under which this action is to be dismissed with prejudice contemporaneously with the first closing of the sale of certain cable systems pursuant to the Tele-Vue Agreement. The Stipulation of Discontinuance with Prejudice has been executed by the parties and is being held in escrow pending the first closing described above. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Euan Fannell v. Tele-Communications, Inc., et al. On February 8, 1994, Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, breach of contract, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise of the Company. The plaintiff seeks $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland and the case was subsequently consolidated with the Belgrave case. In a decision dated November 15, 1994, the federal court dismissed plaintiffs' intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, plaintiff filed an amended complaint in Circuit Court for Baltimore City against the current defendants. The amended action alleges intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, and breach of contract. With respect to all claims other than breach of contract, plaintiff seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the breach of contract claim, plaintiff seeks $100,000 plus prejudgment interest. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Leonie Palumbo, et al. v. Tele-Communications, Inc., et al. On February 8, 1994, Leonie Palumbo, a former employee of TCI East, Inc., filed a class action suit in the United States District Court for the District of Columbia against Tele-Communications, Inc., John Malone, and J.C. Sparkman.
The action alleges, on behalf of a class of past, present and future black employees of the Company, and all past, present and future black applicants for employment with the Company, discrimination on the basis of race. The complaint seeks unspecified compensation and punitive damages as well as injunctive relief for these violations. The Company intends to contest the action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Law, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Law seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondant superior claim. The Company intends to contest the action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Tony Jeffreys, et al v. Tele-Communications, Inc. et al. On February 7, 1995, Tony Jeffreys and 41 current and former employees of United Cable Television of Baltimore Limited Partnership filed a complaint in Circuit Court for Baltimore City against Tele-Communications, Inc., UCT of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. With two exceptions, these plaintiffs are also parties to identical claims asserted in the amended complaints filed on February 14, 1994 in the previously described Belgrave, Fannell and Lewis actions. The action alleges, in part, that the Companies engaged U.S. Corporate Investigations, Inc. and Blackburn Associates and conspired to illegally terminate the employment of management personnel and employees of the Baltimore system which culminated in the October 26, 1993, incident described in earlier reports. Plaintiffs seek damages in connection with their claims of assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotion distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation as to plaintiff Fannell, defamation as to all plaintiffs except Fannell, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, breach of contract as to plaintiff Fannell, and loss of consortium. Each count seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.
         Leo Wagner v. United Cable Television of Baltimore Limited Partnership. On February 8, 1994, a current salesman of the Baltimore system filed a suit in the United States District Court for the District of Maryland against United Cable Television of Baltimore Limited Partnership. The plaintiff alleges that he has been the victim of reverse discrimination in violation of 42 U.S.C. Section 1981 and Title VII of the Civil Rights Act of 1946, and that the Partnership has retaliated against him because he filed charges of discrimination with the Baltimore Community Relations Commission and the Equal Employment Opportunity Commission. He seeks unspecified back pay and lost wages, $250,000 in compensatory damages, and $10,000,000 in punitive damages. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares of Tele-Communications, Inc.'s Class A and Class B common stock are traded in the over-the-counter market on the Nasdaq National Market under the symbols TCOMA and TCOMB, respectively. The following table sets forth the range of high and low sales prices of shares of Class A and Class B common stock for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions. The transaction whereby TCI Communications, Inc. and Liberty Media Corporation became wholly-owned subsidiaries of Tele-Communications, Inc. was consummated on August 4, 1994.

                                              Class A                   Class B
                                          ----------------         ----------------
                                          High         Low         High         Low
                                          ----         ---         ----         ---
           1993:
           ----
           First quarter                  25-1/2       20-3/4      25-1/2       21
           Second quarter                 24           17-1/2      24           18-3/8
           Third quarter                  26-3/4       21-5/8      27           22
           Fourth quarter                 33-1/4       24-7/8      40           25-1/2

           1994:
           ----
           First quarter                  30-1/4       20-3/8      32-3/4       22
           Second quarter                 23-3/8       18-1/4      24-3/4       21-1/4
           Third quarter                  23-7/8       19-3/4      25-3/4       21-1/4
           Fourth quarter                 25           20-1/4      25-3/4       21-1/2


         As of March 9, 1995, there were 8,802 holders of record of the Company's Class A common stock and 671 holders of record of the Company's Class B common stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

         The Company has not paid cash dividends on its Class A or Class B common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. Certain loan agreements contain provisions that limit the amount of dividends, other than stock dividends, that the Company may pay (see note 7 to the Tele-Communications, Inc. consolidated financial statements). See also related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of Tele-Communications, Inc. for the past five years.

                                                                     December 31,
                                            ----------------------------------------------------------
                                            1994            1993         1992        1991         1990
                                            ----            ----         ----        ----         ----
                                                                 amounts in millions
 Summary Balance Sheet Data:
 --------------------------
 Property and equipment, net                $   5,876       4,935        4,562       4,081        4,156

 Franchise costs, net                       $   9,444       9,197        9,300       8,104        7,348

 Net assets of discontinued
    operations                              $      --          --           --         242           54

 Total assets                               $  19,528      16,520       16,310      15,166       14,106

 Debt                                       $  11,162       9,900       10,285       9,455        8,922

 Stockholders' equity                       $   2,971       2,112        1,726       1,570          748

 Common shares outstanding
    (net of treasury shares):
       Class A common stock                       491         403          382         370          310
       Class B common stock                        85          47           48          49           48

                                                                   Years ended December 31,
                                              -----------------------------------------------------------
                                              1994          1993          1992         1991          1990
                                              ----          ----          ----         ----          ----
                                                      amounts in millions, except per share data
 Summary Statement of
 --------------------
  Operations Data:
  ---------------
 Revenue                                      $ 4,936       4,153        3,574       3,214        2,940

 Operating income                             $   788         916          864         674          546

 Earnings (loss) from:
    Continuing operations                     $    55         (7)           7         (78)        (191)
    Discontinued operations                        --          --          (15)        (19)         (63)
                                              -------      ------       ------      ------       ------
                                                   55         (7)          (8)        (97)        (254)
 Dividend requirement on
    redeemable preferred stocks                    (8)         (2)         (15)         --           --
                                              -------      ------       ------      ------       ------
 Net earnings (loss) attributable
    to common shareholders                    $    47          (9)         (23)        (97)        (254)
                                              =======      ======       ======      ======       ======
 Earnings (loss) attributable to
    common shareholders
    per common share:
       Continuing operations                  $   .09        (.02)        (.01)       (.22)        (.54)
       Discontinued operations                     --          --         (.04)       (.05)        (.18)
                                              -------      ------       ------      ------       ------
                                              $   .09        (.02)        (.05)       (.27)        (.72)
                                              =======      ======       ======      ======       ======
 Weighted average common
    shares outstanding                            541         433          424         360          355

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         TELE-COMMUNICATIONS, INC.

         General


         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement (the "TCI/Liberty Merger Agreement") to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("TCI" or the "Company"). Old TCI common shareholders received one share of TCI for each of their common shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged the 79,335,038 shares of Old TCI Class A common stock held by such subsidiaries for 79,335,038 shares of TCI Class A common stock. Such ownership is reflected as treasury stock at such subsidiaries' historical cost.

         TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock"). Upon consummation of the TCI/Liberty Combination, TCIC received 3,390,833 shares of TCI Class A common stock and 55,070 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), a new preferred stock of TCI having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the Class B Preferred Stock will be entitled to one vote per share in any general election of directors of TCI. The Class B Preferred Stock received by TCIC eliminates in consolidation.

         Upon consummation of the TCI/Liberty Combination, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of Class A Preferred Stock, a new series of preferred stock of TCI having a substantially equivalent fair market value to that which was given up. All such preferred stock eliminates in consolidation.

         Liberty owned 2,988,009 shares of Old TCI Class A common stock and 3,537,712 shares of Old TCI Class B common stock. Such shares were replaced with the same number of shares of TCI Class A and Class B common stock upon consummation of the TCI/Liberty Combination.

         TCIC's and Liberty's ownership of TCI common stock are reflected as treasury stock in the accompanying consolidated financial statements. Such amounts have been recorded at the historical cost previously reflected by TCIC and Liberty.

         Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the TCI/Liberty Combination was consummated.

         The TCI/Liberty Combination was accounted for using predecessor cost due to the aforementioned related party considerations.


         During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). The Company reorganized its structure to provide for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While neither the International Cable and Programming unit nor the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate operational focus.



         The Board of Directors of TCI has adopted a proposal which, if approved by the stockholders, would authorize the Board to issue a new class of stock ("Liberty Group Common Stock") which corresponds to TCI's programming services ("Liberty Media Group"). The Programming unit include the production, acquisition and distribution of globally branded entertainment, education and information programming services and software for distribution through all available formats and media; and home shopping via television and other interactive media, direct marketing, advertising sales, infomercials and transaction processing. While the Liberty Group Common Stock would constitute common stock of TCI, it is intended to reflect the separate performance of such programming services. TCI intends to distribute to its security holders one hundred percent of the equity value of TCI attributable to Liberty Media Group.


         Summary of Operations


         The Company operates principally in two industry segments subsequent to consummation of the TCI/Liberty Combination: cable and communications services and programming services. Home shopping is a programming service which includes a retail function. Separate amounts of the aforementioned services have been provided to enhance the readers understanding of the Company. The Technology/Venture Capital and the International Cable and Programming portions of the Company's business have been included with cable and communications services due to their immateriality. The tables below set forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Balances in the following table have been presented net of any intercompany amounts associated with the provision of programming services among the groups. Other items of significance are discussed separately under separate captions below. Amounts set forth below reflect the Company's motion picture theatre exhibition industry segment as discontinued operations.

                                                             Years ended December 31,
                                               -------------------------------------------------
                                              1994                   1993                    1992
                                              ----                   ----                    ----
                                                amounts in millions, except for percentages
 Cable and Communications Services
 ---------------------------------
    Revenue                              100%      $ 4,247      100%       $ 4,153    100%      $ 3,574

    Operating costs and expenses
       before depreciation
       and amortization                   56         2,390       56          2,326     54         1,946

    Depreciation and amortization         23           992       22            911     22           764
                                        ----       -------     ----        -------   ----       -------
          Operating income                21%      $   865       22%       $   916     24%      $   864
                                        ====       =======     ====        =======   ====       =======
 Programming Services:
 --------------------
    Electronic Retailing Services:

       Net revenue                       100%      $   482       --        $    --     --        $   --

       Cost of sales                      65           313       --             --     --            --

       Operating costs and expenses
          before depreciation
          and amortization                30           145       --             --     --            --

       Depreciation and amortization       3            15       --             --     --            --
                                        ----       -------     ----        -------   ----       -------
          Operating income                 2%      $     9       --        $    --     --        $   --
                                        ====       =======     ====        =======   ====       =======
    Other Programming Services:

       Revenue                           100%      $   207       --        $    --     --        $   --

       Operating costs and expenses
          before depreciation and
          amortization                   136           282       --             --     --            --

       Depreciation and amortization       5            11       --             --     --            --
                                        ----       -------     ----        -------   ----       -------
             Operating income (loss)     (41)%     $   (86)      --         $   --     --        $   --
                                        ====       =======     ====        =======   ====       =======






         Cable and Communications Services


         Revenue increased by approximately 2% from 1993 to 1994. Such increase was the result of the TCI/Liberty Combination in August of 1994 (1%), growth in subscriber levels within the Company's cable television systems (5%), the effect of certain other acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and a decrease in revenue (3%) due to the transfer of Netlink USA to the Programming unit in the Reorganization. Netlink USA's operations were included in Cable and Communications Services in 1993 and 1992, but have been reflected in Programming Services for all of 1994. In the second half of 1994, the Company experienced an additional decrease, in excess of that which was incurred in 1993, in the price charged for those services that are subject to rate regulation under the 1992 Cable Act. Revenue increased by approximately 16% from 1992 to 1993. Such increase was the result of an acquisition in late 1992 (10%), growth in subscriber levels within the Company's cable television systems (4%) and increases in prices charged for cable services (3%), net of a decrease in revenue (1%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. See related discussion below.

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC.

         The Company estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such rate regulation. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

         Cable operators may justify rates higher than the benchmark rates established by the FCC through demonstrating higher costs based upon a cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25% on the rate base, as defined, which rate may be subject to change in the future.

         The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. The FCC substantially revised its rules for adding and deleting services in November 1994 and has provided an alternative methodology for adding services to cable programming service tiers which includes a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Operating costs and expenses before depreciation and amortization have increased by 3% for the year ended December 31, 1994 compared to the corresponding period of 1993. The consolidation of Liberty resulted in an increase of $18 million in operating, selling, general and administrative expenses from Liberty's cable television systems. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. In 1993, the Company incurred certain one-time direct charges relating to the implementation of the FCC rate regulations. Due to a program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. The Company recorded an adjustment of $6 million in 1994 to reduce its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of the Company's Class A common stock. The Company made several separate grants (in 1992 and 1993) of stock options issued in tandem with stock appreciation rights. The Company recorded compensation relating to such stock appreciation rights of $31 million and $1 million in 1993 and 1992, respectively. During 1992, the Company streamlined its operating structure through the consolidation of three of its regional operating divisions into two divisions. In connection with the consolidation of these divisional offices, the Company incurred restructuring charges of approximately $8 million which are reflected in the accompanying consolidated financial statements for the year ended December 31, 1992.

         Effective April 1, 1993, based upon changes in FCC regulations, the Company revised its estimate of the useful lives of certain distribution equipment to correspond to the Company's anticipated remaining period of ownership of such equipment. The revision resulted in a decrease in net earnings of approximately $12 million (or $.03 per share) for the year ended December 31, 1993.

         Electronic Retailing Services

         This information reflects the results of Home Shopping Network, Inc. ("HSN"), which became a consolidated subsidiary of the Company in the TCI/Liberty Combination. HSN's primary business is the sale of merchandise to viewers of the home shopping programming produced and distributed by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

         Revenue for 1994 represents net sales for HSC. HSN believes that future levels of net sales of HSC will be dependent, in large part, on program carriage, market penetration and merchandising management. Program carriage is defined as the number of cable systems and broadcast television stations that carry HSC programming. Market penetration represents the level of active purchasers within a market.

         Cable television systems and affiliated broadcast television stations broadcast HSC programming under affiliation agreements with varying original terms. HSN seeks to increase the number of cable television systems and broadcast television stations that televise HSC programming while evaluating the expected profitability of each contract.

         The 1992 Cable Act contains "must carry" provisions which mandate that cable companies within a broadcast television station's reach retransmit its signal, subject to certain limitations on this obligation depending upon a cable system's channel capacity. The FCC adopted rules which extend such "must carry" provisions to broadcast television stations with shop-at-home formats effective October 6, 1993. As a result of the mandatory carriage of stations carrying home-shopping programming, HSN has experienced growth in cable carriage. However, the constitutionality of the "must carry" provisions of the 1992 Cable Act has been challenged in the courts. Although the "must carry" provisions were upheld as constitutional by a three-judge panel of the United States District Court for the District of Columbia, the Supreme Court vacated the District Court's decision because genuine issues of material fact remain unresolved. The "must-carry" statutory provisions and regulations remain in effect pending the outcome of the ongoing proceedings before the District Court. During the past year, HSN has aggressively pursued and obtained long term carriage commitments from a number of cable operators. As a result of HSN's success in obtaining such commitments, the exposure to loss of revenue should the "must-carry" rules be declared unconstitutional has been largely mitigated.

         HSN expects that certain of its costs will increase in the future. Management believes that selling and marketing expenses will be at higher levels in future periods as HSN maintains its efforts to increase the number of cable systems carrying HSC programming, increase market penetration and develop new electronic opportunities. In addition, these expenses will increase if program carriage increases. Broadcast expenses are expected to increase in future periods. "Must carry" legislation, as discussed above, is expected to result in increases in certain operating expenses related to cable and broadcast carriage in dollars. However, as a percentage of sales, the effect is not currently determinable.

         HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

         Other Programming Services


         Revenue of TCI's consolidated entertainment and information programming services represented 4% or $207 million, of total consolidated revenue for 1994. This revenue was attributable to subscription and advertising revenue at TCI's consolidated sports programming businesses ($58 million), revenue from Netlink USA, a marketer and distributor of programming to the United States home satellite dish subscriber market ($132 million) and subscription revenue generated by Southern Satellite Systems, Inc. ("Southern") and Encore Media Corporation ("EMC") ($17 million). Programming expenses represented 4% or $136 million total operating expenses (including cost of sales). The Company incurred $44 million of programming costs and $7 million of marketing costs associated with the launch in 1994 of a new premium programming service to its subscribers. The programming costs of such new premium service is included in the aforementioned $136 million total programming costs. The Company's Other Programming Services will continue to reflect losses associated with the new premium service as the Company's programming costs are reflected in the operations of the Programming group and the revenue from the subscribers of such service are reflected in the Company's Cable and Communications group. However, although there can be no assurance, as the Cable and Communications group increases its distribution of this service to its subscribers, management of the Company believes that the consolidated impact from such premium service should be positive.


         Other Income and Expense

         The Company's weighted average interest rate on borrowings was 7.5%, 7.2% and 7.6% during 1994, 1993 and 1992, respectively. At December 31, 1994, after considering the net effect of various interest rate hedge and exchange agreements (see note 7 to the consolidated financial statements) with notional amounts aggregating $1,730 million, the Company had $4,818 million (or 43%) of fixed-rate debt with a weighted average interest rate of 8.9% and $6,344 million (or 57%) of variable-rate debt with interest rates approximating the prime rate (8.5% at December 31, 1994).

         The Company is a shareholder of TeleWest Communications plc (formerly TCI/US WEST Cable Communications Group or "TeleWest UK") ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at December 31, 1994 of $454 million and comprised $43 million, $28 million and $26 million of the Company's share of its affiliates' losses in 1994, 1993 and 1992, respectively. In February 1994, the Company acquired a consolidated investment in Flextech p.l.c. ("Flextech"). Flextech accounted for net losses of $24 million (before deducting the minority interests' 40% share of such losses) in 1994. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $135 million at December 31, 1994 and accounted for $50 million of the Company's share of its affiliates' losses in 1994.


        In November of 1994, TCI and US West, Inc. each exchanged their respective 50% ownership interest in TeleWest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of TeleWest Communications (the "TeleWest Exchange"). Following the completion of the TeleWest Exchange, TeleWest Communications conducted an initial public offering in November of 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of 401 million pounds (the "TeleWest IPO"). Upon completion of the TeleWest Exchange and the TeleWest IPO, TCI and US WEST, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications. As a result of the TeleWest IPO and the associated dilution of the Company's ownership interest of TeleWest Communications, the Company has recognized a nonrecurring gain amounting to $161 million (before deducting the related tax expense of $57 million). There is no assurance that the Company will realize similar nonrecurring gains in future periods.



         TeleWest Communications, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. At December 31, 1994, TeleWest Communications had completed approximately 37% of its network construction and, within five years it is expected that approximately 97% of TeleWest Communications' network construction will be complete. Although there is no assurance, the Company believes (i) that the continued expansion of TeleWest Comunications' networks ultimately will provide TeleWest Communications with a revenue base that will exceed its expenses and (ii) that TeleWest Communications' present and future sources of liquidity (including the net proceeds from the TeleWest IPO and certain bank credit facilities) will be sufficient to meet TeleWest Communications' liquidity requirements for the foreseeable future. The Company has no present intention to make significant loans to or investments in TeleWest Communications.



         In connection with its investments in the above-described foreign entities, the Company, through the International Cable and Programming unit, is exposed to the risk that unfavorable and potentially volatile fluctuations in exchange rates with respect to the UK currency and other foreign currencies will cause the Company to experience unrealized foreign currency translation losses. To a much lesser extent, the Company is exposed to the risk that unfavorable and potentially volatile foreign currency fluctuations will cause the Company to experience unrealized losses with respect to transactions denominated in currencies other than the respective functional currencies of the Company and its various foreign affiliates. Because the Company views its foreign assets as long-term investments, the Company generally does not hedge its exposure to short-term movements in foreign amounts of future foreign cash inflows and outflows associated with the Company's foreign investments. Although the Company continually evaluates the advantages and disadvantages of hedging its exposure to currency risk on a long-term basis, the Company historically has not entered into any significant long-term hedge agreements.


         On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination.

         The Company sold certain investments and other assets for an aggregate net pre-tax gain of $42 million and $9 million in 1993 and 1992, respectively.

         During 1994, 1993 and 1992, the Company recorded losses of $9 million, $17 million and $67 million, respectively, from early extinguishments of debt. Included in the 1992 amount was $52 million from the extinguishment of the SCI Holdings, Inc. ("SCI") indebtedness (see note 4 to the consolidated financial statements). There may be additional losses associated with early extinguishments of debt in the future.

         Interest and dividend income was $36 million, $34 million and $69 million in 1994, 1993 and 1992, respectively. Included in the 1992 amounts was $30 million earned on the preferred stock investment that was repurchased by a subsidiary of SCI in 1992 (see note 4 to the consolidated financial statements). In connection with such repurchase, the Company received a premium amounting to $14 million which has been separately reflected in the accompanying consolidated statements of operations.

         Income Taxes

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. The Company has reflected the tax rate change in its consolidated statements of operations. Such tax rate change resulted in an increase of $76 million to the Company's income tax expense and deferred income tax liability in the third quarter of 1993.

         Net Earnings (Loss)

         The Company's net earnings (before preferred stock dividends) of $55 million for the year ended December 31, 1994 represented an increase of $62 million as compared to the Company's net loss (before preferred stock dividends) of $7 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the TCI/Liberty Combination (principally resulting from the gain recognized by Liberty upon the sale of its investment in AMC), the recognition of a nonrecurring gain resulting from the TeleWest IPO and the associated dilution of TCI's ownership in TeleWest Communications, and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

         The Company's loss (before preferred stock dividends) of $7 million for the year ended December 31, 1993 represented a decrease of $14 million as compared to the Company's earnings from continuing operations of $7 million for the corresponding period of 1992. Such decline was due primarily to an increase in income tax expense arising from the aforementioned tax rate change enacted in the third quarter of 1993, an increase in compensation relating to stock appreciation rights and the reduction of interest and dividend income resulting from the disposition at the end of 1992 of a preferred stock investment, net of an increase in gain on disposition of assets, a reduction in loss from early extinguishment of debt and a reduction in minority interest in earnings of consolidated subsidiaries attributable to the repurchase of certain preferred stock of a consolidated subsidiary.

         On May 12, 1992, the Company sold its motion picture theatre business and certain theatre-related real estate assets (see note 14 to the accompanying consolidated financial statements). Accordingly, the operations of the Company's motion picture theatre exhibition industry segment have been reclassified and reflected as "discontinued operations" in the accompanying consolidated financial statements.

         Inflation has not had a significant impact on the Company's results of operations during the three-year period ended December 31, 1994.

         Recent Accounting Pronouncements

         In November of 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). As the Company's present accounting policies generally are in conformity with the provisions of Statement No. 112, the Company does not believe that Statement No. 112 will have a material effect on the Company. Statement No. 112 is effective for years beginning after December 31, 1994.

         In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Under Statement No. 115, debt securities that TCI has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that TCI does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

         The Company applied Statement No. 115 beginning in the first quarter of 1994. Application of Statement No. 115 resulted in a net increase of $304 million to stockholders' equity on January 1, 1994, representing the recognition of unrealized appreciation, net of taxes, for the Company's investments in marketable equity securities determined to be available-for-sale. Such amount was adjusted by $182 million recorded in the TCI/Liberty Combination. The amount of net unrealized gain was reduced by $233 million through December 31, 1994. The majority of the aggregate unrealized gain is comprised of the Company's investment in Turner Broadcasting System, Inc. ("TBS") common stock ($100 million) and QVC, Inc. ("QVC") common stock ($127 million). The Company holds no material debt securities.

         The FASB has recently issued other accounting pronouncements which are not yet effective. The Company does not expect that these pronouncements will have a material effect on the Company's consolidated financial statements.

         Liquidity and Capital Resources

         During 1994, subsidiaries of the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

         WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The Company owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and the Company also formed a separate partnership ("PhillieCo"), in which the Company owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. The Company anticipates funding its portion of WirelessCo's capital requirements through borrowings under a new credit facility.

        At the end of the first quarter of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.

         Subsidiaries of the Company, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG"), which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG.
The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

         Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period, which amount includes the approximately $500 million already contributed by the partners to WirelessCo. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.


         At December 31, 1994, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. There were no borrowings pursuant to such letter of credit at December 31, 1994.


         As of January 26, 1995, TCI, TCIC, a wholly-owned subsidiary of TCI, and TeleCable Corporation ("TeleCable") consummated a transaction whereby TeleCable was merged into TCIC (the "TeleCable Merger"). The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of TCI Class A common stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years. The amount of net liabilities assumed by TCIC and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post-closing adjustments.

         On January 20, 1995, Tele-Vue Systems, Inc. ("Tele-Vue"), Viacom International, Inc. ("Viacom"), InterMedia Partners IV, L.P. ("IP-IV") and RCS Pacific, L.P. ("RCS Pacific") entered into an Asset Purchase Agreement (the "Tele-Vue Agreement") pursuant to which RCS Pacific agreed to acquire from Tele-Vue the assets of cable television systems serving approximately 1 million subscribers as of December 31, 1994 for total consideration of approximately $1,983,000,000, subject to adjustment in accordance with the terms of the Tele-Vue Agreement. A subsidiary of TCI has agreed to loan $600 million in cash to IP-IV. IP-IV will, in turn, loan such $600 million to RCS Pacific. RCS Pacific could use the proceeds of the aforementioned loan as a portion of the total cash consideration to be paid to Tele-Vue, or at the option of TCI, to purchase $600 million of TCI Class A common stock. Should TCI elect to sell such common stock, RCS Pacific has the option to pay the consideration to Tele-Vue by delivery of RCS Pacific's short-term note of up to $600 million of the total consideration with the balance to be paid in cash. Such note, if it is delivered, will be secured by RCS Pacific's pledge of shares of stock of TCI having an aggregate market value equal to the principal amount of, and accrued interest on, the note delivered to Tele-Vue. The consummation of the transactions contemplated by the Tele-Vue Agreement is conditioned, among other things, on receipt of approvals of various franchise and other governmental authorities and receipt of "minority tax certificates" from the FCC. Both Houses of Congress have passed legislation to repeal previous legislation which provided for minority tax certificates. The bills are currently in conference. There can be no assurance that the conditions precedent to closing the asset purchase will be satisfied, or that the parties will be able to agree on different terms, if necessary. Separately, TCI and Viacom have reached agreement regarding the settlement of litigation currently pending between them. Final settlement of the litigation will be subject, among other things, to the effectiveness of a new affiliation agreement covering TCI's long-term carriage of Showtime and The Movie Channel. Effectiveness of this affiliation agreement, in turn, is subject to certain conditions, including completion of the cable transactions described above.

         TCI, through its indirect wholly-owned subsidiary, TCID-IP IV, Inc. ("TCID-IP IV"), would hold a 25% limited partnership interest in IP-IV, and IP-IV would in turn hold a 79% limited partnership interest in RCS Pacific. TCI would account for its investment in IP-IV under the equity method of accounting. It is anticipated that if the transactions contemplated by the Tele-Vue Agreement are consummated, TCI's consolidated net income will be significantly reduced because of losses allocable to TCID-IP IV from its investment in IP-IV. As a result of the depreciation and amortization arising from allocation of the purchase price to the assets to be acquired by RCS Pacific and as a result of the interest expense resulting from the third party debt incurred by RCS
Pacific to finance the acquisition, it is expected that RCS Pacific will incur losses for some time after the acquisition.

         Pursuant to an Agreement and Plan of Merger dated as of August 4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC, Inc. ("QVC").

         The QVC Tender Offer expired at midnight, New York City time, on February 9, 1995, at which time the Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

         In connection with the financing of the QVC merger, the Purchaser entered into a credit facility. The credit facility is secured by substantially all of the assets of QVC. In addition, Comcast and Liberty have pledged their shares of QVC (as the surviving corporation following the QVC merger) pursuant to the credit facility. Neither Liberty nor Comcast has provided any guarantees of the credit facility.

         In connection with the transactions contemplated under a stockholders agreement entered into among Comcast, Liberty and the Purchaser, TCI has undertaken to cause Liberty to comply with each of its representations, warranties, covenants, agreements and obligations under the stockholders agreement. All such undertakings will terminate at such time as equity securities of Liberty or the Liberty Group Common Stock have been distributed and such securities impute a market capitalization of Liberty in excess of $2 billion.

         Upon consummation of the aforementioned QVC transactions, the Company is deemed to exercise significant influence over QVC and, as such, will account for its investment in QVC under the equity method. Had the Company accounted for its investment under the equity method during 1994, the Company would have reflected additional share of earnings of QVC of $8 million (of which $1 million would have been included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination). Additionally, the Company's investment in QVC, its deferred tax liability and its unrealized gain from available-for-sale securities would have been reduced by $216 million, $89 million and $127 million, respectively, had the Company accounted for its investment in QVC under the equity method during 1994. The 1994 consolidated financial statements will be restated in the first quarter of 1995.

         Pursuant to an underwritten public offering, the Company sold 19,550,000 shares of TCI Class A common stock in February of 1995. The Company received net proceeds of approximately $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.

         The Company's assets consist primarily of investments in its subsidiaries. The Company's rights, and therefore the extent to which the holders of the Company's preferred stocks will be able to participate in the distribution of assets of any subsidiary upon the latter's liquidation or reorganization, will be subject to prior claims of the subsidiary's creditors, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary (in which case the claims of the Company would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by the Company).

         The Company's ability to pay dividends on any classes or series of preferred stock is dependent upon the ability of the Company's subsidiaries to distribute amounts to the Company in the form of dividends, loans or advances or in the form of repayment of loans and advances from the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock of TCI or to make any funds available therefor, whether by dividends, loans or their payments. The payment of dividends, loans or advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, is contingent upon the cash flows generated by those subsidiaries and is subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on any class or series of preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         Subsidiaries of the Company had approximately $1.8 billion in unused lines of credit at December 31, 1994 excluding amounts related to lines of credit which provide availability to support commercial paper. Although subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined). The Company believes that the aforementioned FCC 1993 and 1994 rate regulations will not materially impact the availability under its subsidiaries' lines of credit or its ability to repay indebtedness as it matures. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($1,798 million, $1,858 million and $1,637 million in 1994, 1993 and 1992, respectively) to interest expense ($785 million, $731 million and $718 million in 1994, 1993 and 1992, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 229%, 254% and 228% for 1994, 1993 and 1992, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation of other measures of performance.



         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,005 million, $1,251 million and $957 million in 1994, 1993 and 1992, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.


         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 7.2% to 9.9% on notional amounts of $550 million at December 31, 1994 and (ii) variable interest rates on notional amounts of $2,605 million at December 31, 1994. During the years ended December 31, 1994, 1993 and 1992, the Company's net payments pursuant to its fixed rate exchange agreements were $26 million, $38 million and $46 million, respectively. During the years ended December 31, 1994, 1993 and 1992, the Company's net receipts pursuant to its variable rate exchange agreements were $36 million, $31 million and $7 million, respectively. The Company's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $325 million at 11%. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         Approximately thirty-five percent of the franchises held by the Company, involving approximately 3.8 million basic subscribers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

         The Company competes with operators who provide, via alternative methods of distribution, the same or similar video programming as that offered by the Company's cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC. One such technology is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite; two DBS operators recently began offering nationwide video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on the Company's cable systems. As the cost of equipment needed to receive these transmissions declines, the Company expects that it will experience increased and substantial competition from DBS operators.

         The 1984 Cable Act and FCC rules prohibit telephone companies from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). However, a number of Federal Court decisions have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone company's First Amendment right to free expression. In addition, certain proposals are also pending before the FCC and Congress which would eliminate or relax these restrictions on telephone companies. As the current cross-entry restrictions are removed or relaxed, the Company will face increased competition from telephone companies which, in most cases, have greater financial resources than the Company. All major telephone companies have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         The FCC authorized the provision of so-called "video-dialtone" services by which independent video programmers may deliver services to the home over telephone-provided circuits, thereby by-passing the local cable system or other video provider. Under the FCC decision, such services would require no local franchise agreement or payment to the city or local governmental authority. Although telephone companies providing "video-dialtone" were originally allowed only a limited financial interest in programming services and their role was limited largely to that of a traditional "common carrier," the FCC recently has proposed relaxation of these restrictions and has authorized some telephone companies to offer programming services directly to subscribers. Telephone companies have filed numerous applications with the FCC for authorization to construct video-dialtone systems to provide such services. This alternative means of distributing video services to the consumer's home represents a direct competitive threat to the Company.

        The Company's entertainment and information programming services subsidiaries and 50% owned affiliates lease satellite transponders as follows:
6 full time leases and one shared lease on a "protected" or "transponder protected" basis, and 15 full time "unprotected" leases for an aggregate of 21 transponders on 10 domestic and 2 international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected", "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all lessors' "protected" transponders would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

        Although the Company believes it has taken reasonable steps to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of the programming group.

        The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which the Company has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites. Many of the commercial satellites now in orbit will have to be replaced in the next few years. The federal government has placed restrictions on the launching of commercial satellites by means of the space shuttle, causing manufacturers of commercial satellites to rely on alternative delivery systems to place these satellites in orbit. Additional commercial launching facilities are being developed currently, but there can be no assurance that the launch systems currently in place, or to be developed, will be able to replace the domestic communications satellites as their useful lives end.

         The Company is currently the sole satellite carrier of WTBS, a 24-hour independent UHF television station originated by TBS to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Other independent television stations are transmitted by other carriers. Southern does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Revision Act of 1976, as amended and any applicable requirements of the Communications Act of 1934, as amended, or, if the carrier serves home satellite dish owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988. Further, Southern has no control over the programming on such station. TBS produces and distributes other cable programming services, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenue from the sale of advertising time on WTBS, however, and the Company therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

         The Company is upgrading and installing optical fiber in its cable systems at a rate such that in two years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The Company made capital expenditures of $1,264 million in 1994 and the Company expects to expend similar amounts in 1995 to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in the Company's liquidity, including those resulting from rate regulation.


         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations").
The aggregate minimum liability under certain of the license agreements is approximately $405 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant. Additionally, the Company has guaranteed up to $70 million of similar license fee obligations of another affiliate.

         The Company intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of December 31, 1994 was $170 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

         The Company believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Generally, any refunds of the excess portion of all other Regulated Services rates would be retroactive to the later of September 1, 1993, or one year prior to the implementation of the rate reduction. The amount of refunds, if any, which could be payable by the Company in the event that any system's rates were to be successfully challenged, is not considered to be material.

         The Company believes that the FCC's comprehensive system of rate regulation, including regulation of the changes in rates when programming services are added or deleted from service tiers, also may have an adverse effect on the programming services in which the Company has an ownership interest by limiting the carriage of such services and/or the ability and willingness of cable operators to pay the rights fees for such carriage.

         The FCC has adopted rules providing for mandatory carriage by cable systems after September 1, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying home-shopping programming after October 6, 1993, and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. The "must-carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings to resolve challenges to their constitutionality. TCI believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of TCI's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to TCI's programming services also will be limited. However, as discussed above, such regulations have resulted in expanded cable distribution of HSN, which is carried by a number of full-power commercial broadcast television stations.

         The FCC has adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40 percent of the first 75 activated channels on each of the operator's systems. The rules provide for the use of two additional channels or a 45 percent limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules, which currently are subject to pending petitions for reconsideration before the FCC, may limit carriage of the Company's programming services on certain cable systems of cable operators in which TCI has ownership interests.

         On September 23, 1993, the FCC also adopted regulations establishing a 30% limit on the number of homes passed nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. Under the FCC regulations, if the ownership limits are determined to be constitutional, they may limit TCI's future ability to acquire interests in additional cable systems.

         A number of petitions for reconsideration of various aspects of the regulations implementing the 1992 Cable Act remain pending before the FCC. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. The Company is uncertain how the courts and/or the FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.




         TCI COMMUNICATIONS, INC.

         General


         During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) TBS and Discovery Communications, Inc. ("Discovery") were transferred to the Programming unit and (ii) TeleWest UK was transferred to the International Cable and Programming unit. As consideration for such transfers of assets, TCIC received 8 shares of TCI Class A common stock and 169,155 shares of TCI Redeemable Convertible Preferred Stock, Series E with a liquidation value of $22,303 per share. Such investment in TCI has been reflected at TCIC's historical cost of the transferred assets and is included as a reduction of stockholder's(s') equity.

         Summary of Operations

         The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue and the percentage increase or decrease of the dollar amount of such items as compared to the prior period. This summary provides trend data relating to TCIC's normal recurring operations. Other items of significance are discussed separately under the captions "Other Income and Expense", "Income Taxes" and "Net Loss" below.

                                                   Relationship to
                                                       Revenue                Period to Period
                                                     Years ended                 Increase
                                                       December 31,             Years ended
                                              ----------------------            December 31,
                                              1994              1993             1993-94
                                              ----              ----           -------------
    Revenue                                   100%              100%                  4%

    Operating costs and
       expenses before
       depreciation and
       amortization                            58                56                   8%
    Depreciation and
        amortization                           23                22                   8%
                                             ----              ----
    Operating income                           19%               22%                (11)%
                                             ====              ====

         Revenue increased by approximately 4% from 1993 to 1994. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (5%), the effect of certain acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In the second half of 1994, TCIC experienced an additional decrease, in the excess of that which was incurred in 1993, in price charged for those services that are subject to rate regulation under the 1992 Cable Act.

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.

         TCIC estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such regulation. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

         Cable operators may justify rates higher than the benchmark rates established by the FCC through demonstrating higher costs based upon a cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25% on the rate base, as defined, which rate may be subject to change in the future.

         The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. The FCC substantially revised its rules for adding and deleting services in November 1994 and has provided an alternative methodology for adding services to cable programming service tiers which includes a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

         Based on the foregoing, TCIC believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Operating costs and expenses before depreciation and amortization have increased by 8% for the year ended December 31, 1994 compared to the corresponding period of 1993. TCIC incurred $29 million of programming and marketing costs associated with the launch in 1994 of a new premium programming service to its subscribers. Such premium programming service became a part of the Programming unit in the Reorganization. TCIC cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. In 1993, TCIC incurred certain one-time direct charges relating to the implementation of the FCC rate regulations. Due to a program to upgrade and install optical fiber in its cable systems, TCIC's capital expenditures and depreciation expense have increased. TCIC recorded an adjustment of $5 million in 1994 to reduce its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of TCIC's Class A common stock. TCIC made several separate grants (in 1992 and 1993) of stock options issued in tandem with stock appreciation rights. TCIC recorded compensation relating to such stock appreciation rights of $31 million in 1993.

         Effective April 1, 1993, based upon changes in FCC regulations, TCIC revised its estimate of the useful lives of certain distribution equipment to correspond to TCIC's anticipated remaining period of ownership of such equipment. The revision resulted in a decrease in net earnings of approximately $12 million (or $.03 per share) for the year ended December 31, 1993.

         Other Income and Expense

         TCIC's weighted average interest rate on borrowings was 7.5% and 7.2% during 1994 and 1993, respectively. At December 31, 1994, after considering the net effect of various interest rate hedge and exchange agreements (see note 6 to the consolidated financial statements) with notional amounts aggregating $1,730 million, TCIC had $4,770 million (or 45%) of fixed-rate debt with a weighted average interest rate of 8.9% and $5,942 million (or 55%) of variable-rate debt with interest rates approximating the prime rate (8.5% at December 31, 1994).

         TCIC had an investment in TeleWest UK, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which was accounted for under the equity method comprised $40 million and $28 million of TCIC's share of its affiliates' losses in 1994 and 1993, respectively. In February 1994, TCIC acquired a consolidated investment in Flextech. Flextech accounted for net losses in 1994 of $21 million (before deducting the minority interests' 40% share of such losses). In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994.
In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to the International Cable and Programming unit effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.



        In November of 1994, TCI and US WEST, Inc. each exchanged their respective 50% ownership interest in TeleWest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of Telewest Communications. Following the completion of the TeleWest Exchange, TeleWest Communications conducted an initial public offering in November of 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of pounds sterling 401 million. Upon completion of the TeleWest Exchange and the TeleWest IPO, TCI and US WEST, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications. As a result of the TeleWest IPO and the associated dilution of TCI's ownership interest of TeleWest Communications, TCIC has recognized a nonrecurring gain amounting to $161 million (before deducting the related tax expense of $57 million). There is no assurance that TCIC will realize similar nonrecurring gains in future periods.


         Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the TCI/Liberty Combination were consummated.

         On July 11, 1994, Rainbow purchased 49.9% of Liberty's 50% general partnership interest in AMC. The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in TCIC's share of Liberty's earnings prior to the TCI/Liberty Combination.

         TCIC recognized share of earnings from Discovery of $5 million and $6 million in 1994 and 1993, respectively. Subsequent to the Reorganization, TCIC will no longer include such share of earnings in its operations.

         TCIC sold certain investments and other assets for an aggregate net pre-tax gain of $42 million in 1993.

         During 1994 and 1993, TCIC recorded losses of $9 million and $17 million, respectively, from early extinguishments of debt. There may be additional losses associated with early extinguishments of debt in the future.

         Interest and dividend income was $35 million and $34 million in 1994 and 1993, respectively. Included in each amount was $5 million of dividends earned on TCIC's investment in TBS. Subsequent to the Reorganization, TCIC will no longer be the recipient of such stock dividends.

         Income Taxes

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. TCIC reflected the tax rate change in its consolidated statements of operations. Such tax rate change resulted in an increase of $76 million to TCIC's income tax expense and deferred income tax liability in the third quarter of 1993.

         Net Earnings (Loss)

         TCIC's net earnings of $92 million for the year ended December 31, 1994 represented an increase of $99 million as compared to TCIC's net loss (before preferred stock dividends) of $7 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the TCI/Liberty Combination (principally resulting from the gain recognized by Liberty upon the sale of its investment in AMC), TCIC's recognition of a nonrecurring gain resulting from the TeleWest IPO and the associated dilution of TCIC's ownership interest in TeleWest Communications, and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

         Inflation has not had a significant impact on TCIC's results of operations during the two-year period ended December_31, 1994.

         Recent Accounting Pronouncements

         In November of 1992, the FASB issued Statement No. 112. As TCIC's present accounting policies generally are in conformity with the provisions of Statement No. 112, TCIC does not believe that Statement No. 112 will have a material effect on TCIC. Statement No. 112 is effective for years beginning after December 31, 1994.

         In May 1993, the FASB issued Statement No. 115, effective for fiscal years beginning after December 15, 1993. Under Statement No. 115, debt securities that TCIC has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that TCIC does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholder's(s') equity. Unrealized holding gains and losses classified as trading are reported in earnings.


         TCIC applied Statement No. 115 beginning in the first quarter of 1994. Application of Statement No. 115 resulted in a net increase of $304 million to stockholder's(s') equity on January 1, 1994, representing the recognition of unrealized appreciation, net of taxes, for TCIC's investments in marketable equity securities determined to be available-for-sale. Such amount was subsequently reduced by $141 million immediately prior to the Reorganization. In conjunction with the Reorganization, TCIC transferred its investments in certain marketable equity securities, the most significant of which was its investment in TBS common stock. As a result, TCIC's unrealized holding gain for available-for-sale securities, net of taxes, was reduced by $161 million in the Reorganization.


         The FASB has recently issued other accounting pronouncements which are not yet effective. TCIC does not expect that these pronouncements will have a material effect on TCIC's consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.


         The consolidated financial statements of Tele-Communications, Inc. are filed under this Item, beginning on Page II-27 and the consolidated financial statements of TCI Communications, Inc. are filed under this Item, beginning on Page II-76. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.





                                                       /s/ KPMG Peat Marwick LLP
                                                       KPMG Peat Marwick LLP




Denver, Colorado
March 27, 1995

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                          Consolidated Balance Sheets

                           December 31, 1994 and 1993


                                                                          1994                 1993
                                                                   ------------------    -----------------
Assets                                                                        amounts in millions
- ------
Cash                                                               $     74                    1

Trade and other receivables, net                                        301                  232

Inventories, net                                                        121                   --

Investment in Liberty Media Corporation
   ("Liberty") (note 3)                                                  --                  489

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 4)                                               1,215                  645

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                                     660                  491

Investment in QVC, Inc. ("QVC") (note 6)                                281                    2

Property and equipment, at cost:
   Land                                                                  91                   73
   Distribution systems                                               7,705                6,629
   Support equipment and buildings                                    1,085                  818
   Computer and broadcast equipment                                      61                   --
                                                                   --------               ------
                                                                      8,942                7,520
   Less accumulated depreciation                                      3,066                2,585
                                                                   --------               ------
                                                                      5,876                4,935
                                                                   --------               ------

Franchise costs                                                      11,152               10,620
   Less accumulated amortization                                      1,708                1,423
                                                                   --------               ------
                                                                      9,444                9,197
                                                                   --------               ------

Other assets, at cost, net of amortization                            1,556                  528
                                                                   --------               ------

                                                                   $ 19,528               16,520
                                                                   ========               ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Balance Sheets, continued

                           December 31, 1994 and 1993


                                                                          1994                 1993
                                                                   ------------------    -----------------
Liabilities and Stockholders' Equity                                          amounts in millions
- ------------------------------------
Accounts payable                                                   $    201                 124

Accrued interest                                                        183                 157

Other accrued expenses                                                  809                 500

Debt (note 7)                                                        11,162               9,900

Deferred income taxes (note 11)                                       3,613               3,310

Other liabilities                                                       160                 114
                                                                   --------              ------

      Total liabilities                                              16,128              14,105
                                                                   --------              ------

Minority interests in equity
   of consolidated subsidiaries                                         429                 285

Redeemable preferred stocks (note 8)                                     --                  18

Stockholders' equity (note 9):
      Series Preferred Stock, $.01 par value                             --                  --
      Class B 6% Cumulative Redeemable
         Exchangeable Junior Preferred Stock,
         $.01 par value                                                  --                  --
      Convertible Preferred Stock, Series C,
         $.01 par value                                                  --                  --
      Class A common stock, $1 par value
         Authorized 1,100,000,000 shares;
         issued 576,979,498 shares in 1994
         and 481,837,347 shares in 1993                                 577                 482
      Class B common stock, $1 par value
         Authorized 150,000,000 shares;
         issued 89,287,429 shares in 1994
         and 47,258,787 shares in 1993                                   89                  47
      Additional paid-in capital                                      2,959               2,293
      Cumulative foreign currency
         translation adjustment, net of taxes                            (4)                (29)
      Unrealized holding gains for
         available-for-sale securities, net of taxes                    253                  --
      Accumulated deficit                                              (293)               (348)
                                                                   --------              ------
                                                                      3,581               2,445
      Treasury stock, at cost (86,030,992 and
         79,335,038 shares of Class A common
         stock in 1994 and 1993 and 4,172,629
         shares of Class B common stock in 1994)                       (610)               (333)
                                                                   --------              ------

            Total stockholders' equity                                2,971               2,112
                                                                   --------              ------

Commitments and contingencies (note 12)

                                                                   $ 19,528              16,520
                                                                   ========              ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Statements of Operations

                  Years ended December 31, 1994, 1993 and 1992

                                                                1994          1993             1992
                                                              --------      --------         --------
                                                                       amounts in millions,
                                                                    except per share amounts
Revenue (note 13):
   From cable and programming services (note 3)            $  4,454          4,153            3,574
   Net sales from home shopping services                        482             --               --
                                                           --------          -----            -----
                                                              4,936          4,153            3,574
                                                           --------          -----            -----

Operating costs and expenses:
   Operating (note 3)                                         1,445          1,190            1,028
   Cost of sales                                                313             --               --
   Selling, general and administrative (note 4)               1,380          1,105              909
   Compensation relating to stock
      appreciation rights                                        --             31                1
   Adjustment to compensation relating to stock
      appreciation rights                                        (8)            --               --
   Restructuring charge                                          --             --                8
   Depreciation                                                 700            622              512
   Amortization                                                 318            289              252
                                                           --------          -----            -----
                                                              4,148          3,237            2,710
                                                           --------          -----            -----

         Operating income (note 13)                             788            916              864

Other income (expense):
   Interest expense                                            (785)          (731)            (718)
   Interest and dividend income                                  36             34               69
   Share of earnings of Liberty (note 3)                        125              4               22
   Share of losses of other affiliates, net (note 4)           (120)           (76)            (105)
   Gain on sale of stock by equity investee (note 4)            161             --               --
   Gain (loss) on disposition of assets                         (10)            42                9
   Premium received on redemption of
      preferred stock investment (note 4)                        --             --               14
   Loss on early extinguishment of debt                          (9)           (17)             (67)
   Minority interests in losses (earnings) of
      consolidated subsidiaries, net                              2             (5)             (41)
   Other, net                                                   (17)            (6)              (2)
                                                           --------          -----            -----
                                                               (617)          (755)            (819)
                                                           --------          -----            -----

      Earnings from continuing operations
         before income taxes                                    171            161               45

Income tax expense (note 11)                                   (116)          (168)             (38)
                                                           --------          -----            -----

      Earnings (loss) from continuing operations                 55             (7)               7

Loss from discontinued operations,
   net of income taxes (note 14)                                 --             --              (15)
                                                           --------          -----            -----

      Net earnings (loss)                                        55             (7)              (8)

Dividend requirements on preferred stocks                        (8)            (2)             (15)
                                                           --------          -----            -----

      Net earnings (loss) attributable
         to common stockholders                            $     47             (9)             (23)
                                                           ========          =====            =====

Primary and fully diluted earnings (loss)
   attributable to common stockholders per
   common and common equivalent share (note 1):
      Continuing operations                                $    .09           (.02)            (.01)
      Discontinued operations                                    --             --             (.04)
                                                           --------          -----            -----

                                                           $    .09           (.02)            (.05)
                                                           ========          =====            =====

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1994, 1993 and 1992




                                                                                                         Cumulative
                                                                                                          foreign
                                      Class B     Series C        Common stock         Additional         currency
                                     Preferred   Preferred    -------------------        paid-in         translation
                                       Stock       Stock     Class A      Class B        capital          adjustment
                                     --------    ---------   -------      -------      -----------       ----------
                                                            amounts in millions
Balance at December 31, 1991          $    --         --         449         49         1,738              --
   Net loss                                --         --          --         --            --              --
   Conversion of public debentures
      (note 7)                             --         --           7         --           105              --
   Issuance of common stock upon
      exercise of options                  --         --           1         --            13              --
   Issuance of Class A common
      stock for acquisition and
      investment                           --         --           5         --            93              --
   Dividends on redeemable
      preferred stocks                     --         --          --         --           (15)             --
   Foreign currency translation
      adjustment                           --         --          --         --            --             (19)
   Acquisition and retirement
     of common stock                       --         --          --         (1)          (25)             --
                                      -------      -----         ---         --         -----             ---

Balance at December 31, 1992               --         --         462         48         1,909             (19)
   Net loss                                --         --          --         --            --              --
   Issuance of common stock
      upon conversion of notes
      (note 7)                             --         --          20         --           383              --

   Issuance of common stock upon
      exercise of options                  --         --          --         --             7              --
   Dividends on redeemable
      preferred stocks                     --         --          --         --            (2)             --
   Foreign currency translation
      adjustment                           --         --          --         --            --             (10)
   Acquisition and retirement
      of common stock                      --         --          --         (1)           (4)             --
                                      -------      -----         ---         --         -----             ---

Balance at December 31, 1993          $    --         --         482         47         2,293             (29)
                                      -------      -----         ---         --         -----             ---

                                     Unrealized
                                       holding       Note
                                     gains for    receivable
                                     available-     from                                  Total
                                      for-sale     related    Accumulated   Treasury    stockholders'
                                     securities     party       deficit       stock        equity
                                     ----------   ---------   -----------   --------    ---------------
                                                           amounts in millions
Balance at December 31, 1991           --         --           (333)         (333)       1,570
   Net loss                            --         --             (8)           --           (8)
   Conversion of public debentures
      (note 7)                         --         --             --            --          112
   Issuance of common stock upon
      exercise of options              --         --             --            --           14
   Issuance of Class A common
      stock for acquisition and
      investment                       --         --             --            --           98
   Dividends on redeemable
      preferred stocks                 --         --             --            --          (15)
   Foreign currency translation
      adjustment                       --         --             --            --          (19)
   Acquisition and retirement
     of common stock                   --         --             --            --          (26)
                                     ----       ----           ----          ----        -----

Balance at December 31, 1992           --         --           (341)         (333)       1,726
   Net loss                            --         --             (7)           --           (7)
   Issuance of common stock
      upon conversion of notes
      (note 7)                         --         --             --            --          403

   Issuance of common stock upon
      exercise of options              --         --             --            --            7
   Dividends on redeemable
      preferred stocks                 --         --             --            --           (2)
   Foreign currency translation
      adjustment                       --         --             --            --          (10)
   Acquisition and retirement
      of common stock                  --         --             --            --           (5)
                                     ----       ----           ----          ----        -----

Balance at December 31, 1993           --         --           (348)         (333)       2,112
                                     ----       ----           ----          ----        -----


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

           Consolidated Statements of Stockholders' Equity, continued

                  Years ended December 31, 1994, 1993 and 1992


                                                                                                         Cumulative
                                                                                                          foreign
                                      Class B     Series C        Common stock         Additional         currency
                                     Preferred   Preferred    -------------------        paid-in         translation
                                       Stock       Stock     Class A      Class B        capital          adjustment
                                     --------    ---------   -------      -------      -----------       ----------
                                                            amounts in millions
Balance at December 31, 1993          $    --        --         482         47         2,293              (29)

   Unrealized holding gains for
      available-for-sale securities
      as of January 1, 1994 (note 5)       --        --          --         --            --               --
   Net earnings                            --        --          --         --            --               --
   Conversion of redeemable preferred
      stock (note 8)                       --        --           1         --            17               --
   Issuance of common stock upon
      conversion of notes (note 7)         --        --           3         --            --               --
   Issuance of common stock upon
      exercise of stock option             --        --          --         --             3               --
   Acquisition and retirement of
      common stock                         --        --          --         --            (2)              --
   Consummation of the TCI/Liberty
      Combination (notes 1 and 3)          --        --          85         42           383               --
   Issuance of Series C Preferred
      Stock in acquisition (note 9)        --        --          --         --           168               --
   Accreted dividends on all classes of
      preferred stock                      --        --          --         --            (8)              --
   Accreted dividends on all classes of
      preferred stock not subject
      to mandatory redemption
      requirements                         --        --          --         --             8               --
   Payment of preferred stock
      dividends                            --        --          --         --            (4)              --
   Foreign currency translation
      adjustment                           --        --          --         --            --               25
   Issuance of TCI Class A common
      stock to subsidiaries of TCI
      in  Reorganization                   --        --          --         --           (23)              --
   Issuance of Class A common stock
      for investment                       --        --           6         --           124               --
   Repayment of note receivable
      from related party (note 9)          --        --          --         --            --               --
   Change in unrealized holding gains
      for available-for-sale
      securities (note 5)                  --        --          --         --            --               --
                                      -------     -----         ---         --         -----              ---


Balance at December 31, 1994          $    --        --         577         89         2,959               (4)
                                      =======     =====         ===         ==         =====              ===



                                     Unrealized
                                       holding       Note
                                     gains for    receivable
                                     available-     from                                  Total
                                      for-sale     related    Accumulated   Treasury    stockholders'
                                     securities     party       deficit       stock        equity
                                     ----------   ---------   -----------   --------    ---------------
                                                           amounts in millions

Balance at December 31, 1993              --         --           (348)         (333)       2,112

   Unrealized holding gains for
      available-for-sale securities
      as of January 1, 1994 (note 5)     304         --             --            --          304

   Net earnings                           --         --             55            --           55
   Conversion of redeemable
      preferred stock (note 8)            --         --             --            --           18
   Issuance of common stock upon
      conversion of notes (note 7)        --         --             --            --            3
   Issuance of common stock upon
      exercise of stock option            --         --             --            --            3
   Acquisition and retirement of
      common stock                        --         --             --            --           (2)
   Consummation of the TCI/Liberty
      Combination (notes 1 and 3)        182        (15)            --          (285)         392
   Issuance of Series C Preferred
      Stock in acquisition (note 9)       --         --             --            --          168
   Accreted dividends on all
      classes of preferred stock          --         --             --            --           (8)
   Accreted dividends on all
      classes of  preferred stock
      not subject to mandatory
      redemption requirements             --         --             --            --            8
   Payment of preferred stock
      dividends                           --         --             --            --           (4)
   Foreign currency translation
      adjustment                          --         --             --            --           25
   Issuance of TCI Class A common
      stock to subsidiaries of TCI
      in  Reorganization                  --         --             --            23           --
   Issuance of Class A common stock
      for investment                      --         --             --            --          130
   Repayment of note receivable
       from related party (note 9)        --         15             --           (15)          --
   Change in unrealized holding
      gains for available-for-sale
      securities (note 5)               (233)        --             --            --         (233)
                                      ------       ----            ---          ----         ----


Balance at December 31, 1994             253         --           (293)         (610)       2,971
                                      ======       ====            ===          ====        =====

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992


                                                                              1994        1993           1992
                                                                             ------      ------         ------
                                                                                    amounts in millions
                                                                                       (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                                    $   55             (7)            (8)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                     1,018            911            764
         Compensation relating to stock appreciation
            rights                                                            --             31              1
         Adjustment to compensation relating to stock
            appreciation rights                                               (8)            --             --
         Payment for stock appreciation rights                                --             --            (80)
         Share of earnings of Liberty                                       (125)            (4)           (22)
         Share of losses of other affiliates                                 120             76            105
         Gain on sale of stock by equity investee                           (161)            --             --
         Deferred income tax expense                                          33            139             28
         Minority interests in earnings (losses)                              (2)             5             41
         Amortization of debt discount                                         1             27             27
         Loss on early extinguishment of debt                                  9             17             67
         Loss (gain) on disposition of assets                                 10            (42)            (9)
         Noncash interest expense                                              5             --             --
         Premium received on preferred stock
            investment redemption                                             --             --            (14)
         Payment of premium received on
            preferred stock investment redemption                             --             14             --
         Noncash interest and dividend income                                 (8)            (7)           (40)
         Discontinued operations                                              --             --             15
         Restructuring charge                                                 --             --              8
         Payment on restructuring charge                                      --             (8)            --
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                          15            (32)            (3)
               Change in inventories                                         (26)            --             --
               Change in accrued interest                                     13             63             --
               Change in other accruals and payables                          56             68             77
                                                                          -----------     -----         ------
                 Net cash provided by operating activities                 1,005          1,251            957
                                                                          -----------     -----         ------


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                Consolidated Statements of Cash Flows, continued

                  Years ended December 31, 1994, 1993 and 1992


                                                                              1994        1993           1992
                                                                             ------      ------         ------
                                                                                    amounts in millions
                                                                                        (see note 2)
Cash flows from investing activities:
   Cash paid for acquisitions                                                   (358)      (158)         (1,256)
   Capital expended for property and equipment                                (1,264)      (947)           (526)
   Cash proceeds from disposition of assets                                       39        149              66
   Payment received on preferred
      stock investment redemption                                                 --        183              --
   Cash proceeds from disposition of discontinued
      operations                                                                  --         --             220
   Discontinued operations                                                        --         --               9
   Additional investments in and
      loans to affiliates and others                                           (445)       (361)           (205)
   Repayment of loans by affiliates and others                                  148          62              32
   Return of capital from affiliates                                             24           1               1
   Other investing activities                                                  (136)        (99)           (155)
                                                                            -------      ------          ------
                  Net cash used in investing activities                      (1,992)     (1,170)         (1,814)
                                                                            -------      ------          ------

Cash flows from financing activities:
   Borrowings of debt                                                          4,676      6,305           5,354
   Repayments of debt                                                         (3,607)    (6,321)         (4,435)
   Repayment of short-term notes to affiliate                                     --         --             (22)
   Preferred stock dividends of subsidiaries                                      (6)        (6)             (6)
   Preferred stock dividends                                                      (4)        (2)            (15)
   Repurchases of preferred stock                                                 --        (92)             (5)
   Issuances of common stock                                                       1          6               7
   Repurchases of common stock                                                    --         (4)            (19)
                                                                            --------     ------          ------
                  Net cash provided (used) by financing
                     activities                                                1,060        (114)            859
                                                                            --------      ------          ------

                  Net increase (decrease) in cash                                 73        (33)              2

                  Cash at beginning of year                                        1         34              32
                                                                            --------      ------          ------

                  Cash at end of year                                      $      74          1              34
                                                                           =========      ======          ======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

(1)  Summary of Significant Accounting Policies

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. (formerly TCI/Liberty Holding Company) and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The TCI/Liberty Combination

    As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty entered into a definitive merger agreement (the "TCI/Liberty Merger Agreement") to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares (see note 3). Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged the 79,335,038 shares of Old TCI Class A common stock held by such subsidiaries for 79,335,038 shares of TCI Class A common stock. Such ownership is reflected as treasury stock at such subsidiaries' historical cost in the accompanying consolidated financial statements.

    Reorganization

    During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. As consideration for such transfer of assets by TCIC and Liberty, TCI issued 317,112 shares of TCI Class A common stock and 246,402 shares of Redeemable Convertible Preferred Stock, Series E ("Series E Preferred Stock") (see note 9).


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



    Receivables

    Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1994 and 1993 was not material.

    Inventories, net

    Inventories, consisting of products held for sale, are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehousing costs and other allocable overhead. Market is determined on the basis of replacement cost or net realizable value, giving consideration to obsolescence and other factors. The inventory balances are presented net of a reserve of $19 million at December 31, 1994.

    Investments

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Under Statement No. 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Marketable equity securities held by the Company were reported at the lower of cost or market prior to the adoption of Statement No. 115, and any declines in the value which were other than temporary were reflected as a reduction in the Company's carrying value of such investment.

    Other investments in which the ownership interest is less than 20% but do not fall within the guidelines of Statement No. 115 are generally carried at cost. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

    Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as gains or losses in the Company's consolidated statement of operations.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



    Property and Equipment

    Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1994, 1993 and 1992, interest capitalized was not material.

    Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems, 3 to 40 years for support equipment and buildings and 6 to 13 years for computer and broadcast equipment.

    Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

    Franchise Costs

    Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

    Interest Rate Derivatives

    Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from the Company's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining terms of the debt. The Company does not use such instruments for trading purposes.

    Minority Interests

    Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of consolidated subsidiaries have the right to cause the Company to repurchase such holders' common equity.

    Included in minority interests in equity of consolidated subsidiaries is $50 million in each of 1994 and 1993 of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Foreign Currency Translation

    All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

    Net Sales from Home Shopping Services

    Net sales include merchandise sales and shipping and handling revenues, and are reduced by incentive discounts and sales returns to arrive at net sales. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days after the date of sale. An allowance for returned merchandise is provided based upon past experience.

    Earnings (Loss) Per Common and Common Equivalent Share

    Primary earnings per common and common equivalent share attributable to common stockholders was computed by dividing net earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million for the year ended December 31, 1994).

    Fully diluted earnings per common and common equivalent share attributable to common stockholders was computed by dividing earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million for the year ended December 31, 1994). Shares issuable upon conversion of the Convertible Preferred Stock, Series C ("Series C Preferred Stock") (see note 9) have not been included in the computation of weighted average shares because their effect would be anti-dilutive.

    Loss per common share attributable to common stockholders for the years ended December 31, 1993 and 1992 was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (432.6 million for the year ended December 31, 1993 and 424.1 million for the year ended December 31, 1992). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

    Reclassification

    Certain amounts have been reclassified for comparability with the 1994 presentation.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows

    Cash paid for interest was $758 million, $641 million and $689 million for the years ended December 31, 1994, 1993 and 1992, respectively. Also, during these periods, cash paid for income taxes was not material.

    Significant noncash investing and financing activities are as follows:

                                                                                   Years ended
                                                                                   December 31,
                                                                       ------------------------------
                                                                        1994        1993         1992
                                                                       ------      ------       ------
                                                                              amounts in millions
         Cash paid for acquisitions:
            Fair value of assets acquired                              $1,921       172          1,231
            Liabilities assumed, net of current assets                   (648)       (7)            21
            Deferred tax liability recorded
               in acquisitions                                           (190)       (7)             7
            Minority interests in equity of
               acquired entities                                          (35)        --             --
            Note receivable from related party
               assumed                                                     15        --             --
            Common stock and preferred stock
               issued in acquisitions                                    (808)       --             (3)
            Common stock issued to TCIC and
               Liberty in the TCI/Liberty Combination
               reflected as treasury stock (note 3)                       285        --             --
            Unrealized gains on available-for-sale
               securities of acquired entities                           (182)       --             --
                                                                       ------       ---          -----

               Cash paid for acquisitions                              $  358       158          1,256
                                                                       ======       ===          =====

         Common stock issued upon conversion
            of redeemable preferred stock                              $   18        --             --
                                                                       ======       ===          =====

         Effect of foreign currency translation
            adjustment on book value of foreign
            consolidated subsidiaries and equity
            method investments                                         $   25        10             19
                                                                       ======       ===          =====

         TCI common stock issued to subsidiaries
            in Reorganization reflected as
            treasury stock                                             $   23        --             --
                                                                       ======       ===          =====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


                                                                                    Years ended
                                                                                    December 31,
                                                                                  ----------------
                                                                         1994        1993         1992
                                                                        ------      ------       ------
                                                                               amounts in millions
          Unrealized gains, net of deferred income
             taxes, on available-for-sale securities
             as of January 1, 1994                                      $  304          --           --
                                                                        ======      ======       ======

          Reduction in unrealized gains, net of deferred
             income taxes, on available-for-sale securities
             exclusive of unrealized gains recorded in
             the TCI/Liberty Combination                                $  233          --           --
                                                                        ======      ======       ======

          Common stock issued upon conversion
             of notes (with accrued interest
             through conversion)                                        $    3         403          112
                                                                        ======      ======       ======

          Repayment of note receivable from related
             party with shares of TCI Class A
             common stock                                               $   15          --           --
                                                                        ======      ======       ======

          Receipt of notes receivable upon
             disposition of Liberty common
             stock and preferred stock                                  $   --         182           --
                                                                        ======      ======       ======

          Noncash exchange of equity investment
             for consolidated subsidiary and
             equity investment                                          $   --          22           --
                                                                        ======      ======       ======

          Noncash capital contribution to
             Community Cable Television ("CCT")                         $   --          22           --
                                                                        ======      ======       ======

          Common stock surrendered in lieu of cash
             upon exercise of stock options                             $    2           1            7
                                                                        ======      ======       ======

          Value of TCI Class A common stock issued
             as part of purchase price of equity
             investment                                                 $   --          --           95
                                                                        ======      ======       ======

          Note received upon disposition of assets                      $   --          --           15
                                                                        ======      ======       ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



(3)  Investment in Liberty Media Corporation

    TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock"). Upon consummation of the TCI/Liberty Combination, TCIC received 3,390,833 shares of TCI Class A common stock and 55,070 shares of TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), a new preferred stock of TCI having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the Class B Preferred Stock will be entitled to one vote per share in any general election of directors of TCI (see note 9). The Class B Preferred Stock received by TCIC eliminates in consolidation.

    Upon consummation of the TCI/Liberty Combination, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of Class A Preferred Stock, a new series of preferred stock of TCI having a substantially equivalent fair market value to that which was given up. All such preferred stock eliminates in consolidation (See note 9.)

    Liberty owned 2,988,009 shares of Old TCI Class A common stock and 3,537,712 shares of Old TCI Class B common stock. Such shares were replaced with the same number of shares of TCI Class A and Class B common stock upon consummation of the TCI/Liberty Combination.

    TCIC's and Liberty's ownership of TCI common stock are reflected as treasury stock in the accompanying consolidated financial statements. Such amounts have been recorded at the historical cost previously reflected by TCIC and Liberty.

    Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the TCI/Liberty Combination was consummated.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The TCI/Liberty Combination was accounted for using predecessor cost due to the aforementioned related party considerations. The results of operations of such acquired entity have been consolidated with those of the Company since the date the TCI/Liberty Combination was consummated. On a pro forma basis, the Company's revenue would have been increased by approximately $790 million and $1,153 million for the years ended December 31, 1994 and 1993, respectively, had the acquisition occurred prior to January 1, 1993. On a pro forma basis, the Company's net earnings would have remained unchanged as the Company had recognized 100% of Liberty's earnings or losses through the date the TCI/Liberty Combination was consummated. On a pro forma basis, the Company's earnings per share would have decreased by $ .01 for the year ended December 31, 1994 and the Company's loss per share would have remained unchanged for the year ended December 31, 1993 had the acquisition occurred prior to January 1, 1993. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entity prior to January 1, 1993.

    Summarized unaudited financial information of Liberty as of December 31, 1993 and for the period from January 1, 1994 through August 4, 1994 and for the years ended December 31, 1993 and 1992 is as follows:

                                                                                        December 31,
                                                                                        ------------
                                                                                            1993
                                                                                            ----
                   Consolidated Financial Position                                  amounts in millions
                   -------------------------------
                      Cash and cash equivalents                                          $    91
                      Investment in TCI common stock                                         104
                      Other investments and
                         related receivables                                                 372
                      Other assets, net                                                      870
                                                                                         -------

                            Total assets                                                 $ 1,437
                                                                                         =======

                      Debt                                                               $   446
                      Deferred income taxes                                                    2
                      Other liabilities                                                      307
                      Minority interests                                                     175
                      Redeemable preferred stocks                                            155
                      Stockholders' equity                                                   352
                                                                                         -------

                            Total liabilities and
                               stockholders' equity                                      $ 1,437
                                                                                         =======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


                                                                           1994     1993         1992
                                                                           ----     ----         ----
                   Consolidated Operations                                      amounts in millions
                   -----------------------
                      Revenue                                           $  790         1,153        157
                      Operating expenses                                  (726)       (1,105)      (144)
                      Depreciation and amortization                       (32)           (49)       (16)
                                                                        ------        ------       ----

                         Operating income (loss)                           32             (1)        (3)

                      Interest expense                                    (22)           (31)        (7)
                      Other, net                                          115             36         32
                                                                        ------        ------       ----

                         Net earnings                                   $ 125              4         22
                                                                        ======        ======       ====

    Prior to the TCI/Liberty Combination, TCIC purchased sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which were based upon customary rates charged to others) for such programming were $27 million, $44 million and $44 million for the period from January 1, 1994 through August 4, 1994 and for the years ended December 31, 1993 and 1992, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchased from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty paid a commission to TCIC for merchandise sales to customers who were subscribers of TCIC's cable systems. Aggregate commission and charges for such programming were $10 million, $11 million and $3 million for the period from January 1, 1994 through August 4, 1994 and for the years ended December 31, 1993 and 1992, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

    On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination.

    In January 1992, the Company and Liberty formed CCT, a general partnership created for the purpose of acquiring and operating cable television systems. The definitive partnership agreement was executed in March 1992. Pursuant to a cable television management agreement, a subsidiary of TCI provided management services for cable television systems owned by CCT. The subsidiary received a fee equal to 3% of the gross cable television revenue of the partnership prior to the TCI/Liberty Combination.

(4)  Investments in Affiliates

    The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at December 31, 1994 are TeleWest Communications plc ("TeleWest
    Communications") (carrying value of $454 million), Discovery
    Communications, Inc. (carrying value of $113 million) and Teleport Communications Group, Inc. ("TCG") (carrying value of $126 million).

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The Company is a shareholder of TeleWest Communications plc (formerly TCI/US WEST Cable Communications Group or "TeleWest UK") ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at December 31, 1994 of $454 million and comprised $43 million, $28 million and $26 million of the Company's share of its affiliates' losses in 1994, 1993 and 1992, respectively. In February 1994, the Company acquired a consolidated investment in Flextech p.l.c. ("Flextech"). Flextech accounted for net losses of $24 million (before deducting the minority interests' 40% share of such losses) in 1994. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $135 million at December 31, 1994 and accounted for $50 million of the Company's share of its affiliates' losses in 1994.


    On November 22, 1994, TCI and US West, Inc. each exchanged their respective 50% ownership interest in TeleWest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of TeleWest Communications (the "TeleWest Exchange"). Following the completion of the TeleWest Exchange, TeleWest Communications conducted an initial public offering on November 23, 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of 401 million pounds (the "TeleWest IPO"). Upon completion of the TeleWest Exchange and the TeleWest IPO, TCI and US West, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications. As a result of the TeleWest IPO and the associated dilution of the Company's ownership interest of TeleWest Communications, Inc., the Company has recognized a nonrecurring gain amounting to $161 million (before deducting the related tax expense of $57 million).


    On December 2, 1992, SCI Holdings, Inc. ("SCI") consummated a transaction (the "Split-Off") that resulted in the ownership of its cable systems being split between its two stockholders, which stockholders were Comcast Corporation ("Comcast") and the Company. Prior to the Split-Off, the Company had an investment in the common stock of SCI and the preferred stock of its wholly-owned subsidiary, Storer Communications, Inc. ("Storer").

    The Split-Off, which permitted refinancing of substantially all of the publicly held debt of SCI and the preferred stock of Storer, was effected by the distribution of approximately 50% of the net assets of SCI to three holding companies formed by the Company (the "Holding Companies").

    Prior to the Split-Off, the Company contributed its SCI common stock to the Holding Companies in exchange for 100% of such Holding Companies' common stock. The amount of SCI common stock contributed to each of the Holding Companies was based upon the proportionate value of net assets to be received by each of the Holding Companies in the Split-Off. SCI then merged into Storer and the SCI common stock held by the Holding Companies was converted into Storer common stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Also prior to the Split-Off, (i) the Holding Companies incurred long-term debt aggregating approximately $1.1 billion and contributed substantially all of the resulting proceeds to Storer and (ii) a consolidated subsidiary of TCI redeemed approximately $476 million of its debt securities held by Storer with proceeds of its separate financing, and an affiliate of Comcast redeemed approximately $274 million of its debt securities held by Storer. In turn, Storer utilized substantially all of the proceeds of such contributions and redemptions to repurchase its preferred stock and extinguish all of its debt. The Company's share of Storer's loss on early extinguishment of debt was $52 million and such amount is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations. Additionally, the Company received a premium, amounting to $14 million, on the repurchase of the Storer preferred stock. Such amount is reflected separately in the accompanying consolidated financial statements.

    In the Split-Off, Storer redeemed its common stock held by the Holding Companies in exchange for 100% of the capital stock of certain operating subsidiaries of Storer.

    Immediately following the Split-Off, the Company owned a majority of the common stock of the Holding Companies and Comcast owned 100% of the common stock of Storer. As such, the Company, which previously accounted for its investment in SCI using the equity method, now consolidates its investment in the Holding Companies. The assets of the Holding Companies were recorded at predecessor cost.

    In connection with the Company's 1988 acquisition of an equity interest in SCI, a subsidiary of the Company issued certain debt and equity securities to Storer for $650 million. Such debt securities were redeemed and the equity securities were received by one of the Holding Companies in the Split-Off. Interest charges and preferred stock dividend requirements on these debt and equity securities, prior to the Split-Off, aggregated $81 million for the period ended December 2, 1992. The Company's share of losses of SCI, prior to the Split-Off for the period ended December 2, 1992 amounted to $51 million, as adjusted for the effect of interest and dividends accounted for by Storer as capital transactions due to their related party nature.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Summarized unaudited financial information for affiliates other than Liberty is as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                            1994             1993
                                                                            ----             ----
          Combined Financial Position                                        amounts in millions
          ---------------------------
             Property and equipment, net                                    $  2,243          1,059
             Franchise costs, net                                              1,231            266
             Feature film inventory                                              115             --
             Other assets, net                                                 1,512            727
                                                                            --------          -----

                Total assets                                                $  5,101          2,052
                                                                            ========          =====

             Debt                                                           $  2,579            593
             Due to (from) TCI                                                    (2)            78
             Feature film rights payable                                          16             --
             Other liabilities                                                   681            338
             Owners' equity                                                    1,827          1,043
                                                                            --------          -----

                Total liabilities and equity                                $  5,101          2,052
                                                                            ========          =====


                                                                  Years ended December 31,
                                                                  ------------------------
                                                           1994             1993             1992
                                                           ----             ----             ----
          Combined Operations                                       amounts in millions
          -------------------
             Revenue                                       $    2,015           713            1,224
             Operating expenses                                (1,674)         (648)            (786)
             Depreciation and amortization                       (398)         (127)            (303)
                                                           ----------       -------          -------

                Operating income (loss)                           (57)          (62)             135

             Interest expense                                    (169)          (37)            (295)
             Other, net                                            82            98             (234)
                                                           ----------       -------          -------

                Net loss                                   $     (144)           (1)            (394)
                                                           ==========       =======          =======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)  Investment in Turner Broadcasting System, Inc.

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

    The Company's investment in TBS common stock had an aggregate market value of $803 million (which exceeded cost by $485 million) at December 31, 1993.

    The Company applied Statement No. 115 beginning in the first quarter of 1994. Application of Statement No. 115 resulted in a net increase of $304 million to stockholders' equity on January 1, 1994, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in marketable equity securities determined to be available-for-sale. Such amount was adjusted by $182 million recorded in the TCI/Liberty Combination. The amount of net unrealized gain was reduced by $233 million through December 31, 1994. The majority of such unrealized gain is comprised of the Company's investment in TBS common stock ($100 million) and QVC common stock ($127 million) (see note 6). The Company holds no material debt securities.

    The Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $579 million and $954 million, based upon the market value of the common stock into which it is convertible, (which exceeded cost by $406 million and $781 million) at December 31, 1994 and 1993, respectively.

(6)  Investment in QVC, Inc.

    Pursuant to an Agreement and Plan of Merger dated as of August 4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast Corporation ("Comcast") and Liberty, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC, Inc. ("QVC").





                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The QVC Tender Offer expired at midnight, New York City time, on
    February 9, 1995, the Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

    A credit facility entered into by the Purchaser is secured by substantially all of the assets of QVC. In addition, Comcast and Liberty have pledged their shares of QVC pursuant to such credit facility.

    TCI's ownership of QVC was received in the TCI/Liberty Combination. Liberty had begun accounting for its investment in QVC under the cost method in May 1994, upon its determination to remain outside of the previous QVC shareholders agreement. Prior to such determination, Liberty had accounted for its investment in QVC under the equity method.

    Upon consummation of the aforementioned QVC transactions, the Company is deemed to exercise significant influence over QVC and, as such, will account for its investment in QVC under the equity method. Had the Company accounted for its investment under the equity method during 1994, the Company would have reflected additional share of earnings of QVC of $8 million (of which $1 million would have been included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination). Additionally, the Company's investment in QVC, its deferred tax liability and its unrealized gain from available-for-sale securities would have been reduced by $216 million, $89 million and $127 million, respectively, had the Company accounted for its investment in QVC under the equity method during 1994. The 1994 consolidated financial statements will be restated in the first quarter of 1995.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


(7)  Debt

    Debt is summarized as follows:

                                               Weighted average                  December 31,
                                               interest rate at                  ------------
                                               December 31, 1994             1994             1993
                                               -----------------             ----             ----
                                                                              amounts in millions
          Debt of subsidiaries:
             Senior notes                       8.5%                          $  5,412          5,052
             Bank credit facilities             7.3%                             4,045          3,344
             Commercial paper                   6.6%                               445             44
             Notes payable                     10.2%                             1,024          1,321
             Convertible notes (a)              9.5%                                45             47
             Other debt                          --                                191             92
                                                                              --------          -----

                                                                              $ 11,162          9,900
                                                                              ========          =====

    (a) These convertible notes, which are stated net of unamortized discount of $186 million and $197 million at December 31, 1994 and 1993, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1993, certain of these notes were converted into 819,000 shares of TCI Class A common stock. During the year ended December 31, 1994, certain of these notes were converted into 2,350,000 shares of TCI Class A common stock. At December 31, 1994, the notes were convertible, at the option of the holders, into an aggregate of 38,710,990 shares of TCI Class A common stock.

    On October 28, 1993, the Company called for redemption of its remaining Liquid Yield Option(TM) Notes. In connection with such call for redemption, Notes aggregating $405 million were converted into 18,694,377 shares of TCI Class A common stock and Notes aggregating less than $1 million were redeemed together with accrued interest to the redemption date. Prior to the aforementioned redemption, Notes aggregating $6 million were converted into 259,537 shares of TCI Class A common stock during 1993.

    During the year ended December 31, 1992, TCI called for redemption all of its 7% convertible subordinated debentures. Debentures aggregating $114 million were converted into 6,636,881 shares of TCI Class A common stock and the remaining debentures were redeemed at 104.2% of the principal amount together with accrued interest to the redemption date.

    The bank credit facilities and various other debt instruments of the Company's subsidiaries generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    As security for borrowings under one of its credit facilities, TCI pledged a portion of the common stock (with a quoted market value of approximately $479 million at December 31, 1994) it holds of TBS.

    In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.9% on notional amounts of $550 million at December 31, 1994 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,605 million at December 31, 1994. During the years ended December 31, 1994, 1993 and 1992, the Company's net payments pursuant to the Fixed Rate Agreements were $26 million, $38 million and $47 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $36 million, $31 million and $7 million, respectively. After giving effect to the Company's interest rate exchange agreements, approximately 43% of the Company's indebtedness bears interest at fixed rates.

    The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                   Fixed Rate Agreements                               Variable Rate Agreements
                   ---------------------                                ------------------------
          Expiration            Interest Rate   Notional    Expiration          Interest Rate      Notional
              Date                To Be Paid     Amount         Date            To Be Received     Amount
          --------------        -------------   ------      --------------      --------------     ------
          August 1995              7.2%         $ 10        April 1995             6.4%             $    75
          April 1996               9.9%           30        August 1995            7.7%                  10
          May 1996                 8.3%           50        April 1996             6.8%                  50
          July 1996                8.2%           10        July 1996              8.2%                  10
          August 1996              8.2%           10        August 1996            8.2%                  10
          November 1996            8.9%          150        September 1996         4.6%                 150
          October 1997          7.2%-9.3%         60        April 1997             7.0%                 200
          December 1997            8.7%          230        September 1998      4.8%-5.2%               300
                                                ----
                                                            April 1999             7.4%                 100
                                                $550        September 1999      7.2%-7.4%               300
                                                ====
                                                            February 2000       5.8%-6.6%               650
                                                            March 2000          5.8%-6.0%               675
                                                            September 2000         5.1%                  75
                                                                                                    -------

                                                                                                    $ 2,605
                                                                                                    =======

    The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at December 31, 1994, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. The Company would pay an estimated $195 million at December 31, 1994 to terminate the agreements.

    In order to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate hedge agreements on notional amounts of $325 million which fix the maximum variable interest rates at 11%. Such agreements expire during the third and fourth quarters of 1995.

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $11,162 million, was $11,065 million at December 31, 1994.

    TCI and certain of its subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCI and certain of its subsidiaries pay fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

    TCI has not assumed any of TCIC's or Liberty's indebtedness or other obligations that were outstanding at the time the TCI/Liberty Combination was consummated.

   Annual maturities of debt for each of the next five years are as follows (amounts in millions):


              1995                 $1,206*
              1996                    890
              1997                    839
              1998                    813
              1999                    823

              * Includes $445 million of commercial paper.

(8)  Redeemable Preferred Stocks

    4-1/2% Convertible Preferred Stock. The 4-1/2% Convertible Preferred Stock was stated at its redemption value of $3,000 per share, and each share was convertible into 204 shares of TCI Class A common stock. In February of 1994, all of the shares of such convertible preferred stock were tendered to the Company for conversion and, on March 3, 1994, 1,265,004 shares of TCI Class A common stock were issued to the holders of such preferred stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Convertible Preferred Stock, Series D. Subsequent to December 31, 1994, the Company issued 1,000,000 shares of a series of TCI Series Preferred Stock (see note 9) designated "Convertible Preferred Stock, Series D" (the "Series D Preferred Stock"), par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable Corporation ("TeleCable") (see note 16).

    The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the Class A common stock, the Class B common stock and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value
    ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Class A Preferred Stock, the Series C Preferred Stock and the Series E Preferred Stock.

    Each share of Series D Preferred Stock is convertible into 10 shares of TCI Class A common stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock.
    To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI Class A common stock at a conversion rate equal to 95% of the then current market price of TCI Class A common stock, and upon issuance of TCI Class A common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes.

    Shares of Series D Preferred Stock are redeemable for cash at the option of the holder at any time after the tenth anniversary of the issue date at a price equal to the liquidation value in effect as of the date of the redemption. Shares of Series D Preferred Stock may also be redeemed for cash at the option of TCI after the fifth anniversary of the issue date at such redemption price or after the third anniversary of the issue date if the market value per share of TCI Class A common stock shall have exceeded $37.50 for periods specified in the certificate of designation.

    If TCI fails to effect any required redemption of Series D Preferred Stock, the holders thereof will have the option to convert their shares of Series D Preferred Stock into TCI Class A common stock at a conversion rate of 95% of the then current market value of TCI Class A common stock, provided that such option may not be exercised unless the failure to redeem continues for more than a year.

    Except as required by law, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of TCI.


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

    Employee Benefit Plans

    The Company has an Employee Stock Purchase Plan ("ESPP") to provide employees an opportunity for ownership in the Company and to create a retirement fund. Terms of the ESPP provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. The Company, by annual resolution of the Board of Directors, contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $19 million, $16 million and $13 million for 1994, 1993 and 1992, respectively.

    Preferred Stock

    Class A Preferred Stock. The Company is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all of the issued and outstanding shares of such stock, amounting to 592,797 shares. Such preferred stock is eliminated in consolidation. The holders of the Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Class A Preferred Stock (currently the Class A common stock, the Class B common stock and the Class B Preferred Stock), that accrue on each share of the Class A Preferred Stock at the rate of 9-3/8% per annum of the Stated Liquidation Value of such share ($322.84 per share). Dividends are fully cumulative and are payable in cash. The Class A Preferred Stock ranks on a parity basis with the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock as to dividend rights, rights of redemption or rights on liquidation. The Class A Preferred Stock is subject to mandatory redemption by the Company on the twelfth anniversary of the issue date. The Class A Preferred Stock may be redeemed at the option of the Company. The holders of the Class A Preferred Stock have the right to vote at any annual or special meeting of stockholders for the purpose of electing directors. Each share of Class A Preferred Stock shall have one vote for such purpose.

    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. The Company is authorized to issue 1,675,096 shares of Class B Preferred Stock. All such shares are issued and outstanding. Subsidiaries of TCIC hold 55,070 of such issued and outstanding shares.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), commencing March 1, 1995, and, in the sole discretion of the TCI Board, may be declared and paid in cash, in shares of TCI Class A common stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of TCI Class A common stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the TCI Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Class A Preferred Stock with respect to the declaration and payment of dividends.

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

    In the event of any liquidation, dissolution or winding up of TCI, the holders of Class B Preferred Stock will be entitled, after payment of preferential amounts on any class or series of stock ranking prior to the Class B Preferred Stock with respect to liquidating distributions, to receive from the assets of TCI available for distribution to stockholders an amount in cash or property or a combination thereof, per share, equal to the Stated Liquidation Value thereof, plus all accumulated and accrued but unpaid dividends thereon to and including the redemption date. TCI does not have any mandatory obligation to redeem the Class B Preferred Stock as of any fixed date, at the option of the holders or otherwise.


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

    Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the TCI Board.


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

    Convertible Preferred Stock, Series C. TCI has issued 70,559 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI .

    Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of TCI Class A common stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the TCI Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and (ii) above, to such date of determination.

    Subject to the prior preferences and other rights of any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock, the holders of Series C Preferred Stock are entitled to receive and, subject to any prohibition or restriction contained in any instrument evidencing indebtedness of TCI, TCI is obligated to pay preferential cumulative cash dividends out of funds legally available therefor. Dividends accrue cumulatively at an annual rate of 5-1/2% of the liquidation value per share, whether or not such dividends are declared or funds are legally or contractually available for payment of dividends, except that if TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, dividends will thereafter accrue cumulatively at an annual rate of 15% of the liquidation value per share. Accrued dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing on the first dividend payment date after the issuance of the Series C Preferred Stock. Dividends not paid on any dividend payment date will be added to the liquidation value on such date and remain a part thereof until such dividends and all dividends accrued thereon are paid in full. Dividends accrue on unpaid dividends at the rate of 5-1/2% per annum, unless such dividends remain unpaid for two consecutive quarters in which event such rate will increase to 15% per annum. The Series C Preferred Stock ranks prior to the TCI common stock and Class B Preferred Stock and pari passu with the Class A Preferred Stock with respect to the declaration and payment of dividends.


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

    The Series C Preferred Stock is subject to optional redemption at any time after the seventh anniversary of its issuance, in whole or in part, by TCI at a redemption price, per share, equal to the then liquidation value of the Series C Preferred Stock.

    For so long as any dividends are in arrears on the Series C Preferred Stock or any class or series of TCI preferred stock ranking pari passu (including the Class A Preferred Stock) with the Series C Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Series C Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not redeem or otherwise acquire any shares of Series C Preferred Stock, any such parity stock or any class or series of its preferred stock ranking junior (including the TCI common stock and Series C Preferred Stock) unless all then outstanding shares of Series C Preferred Stock and such parity stock are redeemed. If TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, and until all such shares are redeemed in full, TCI may not redeem any such parity stock or junior stock, or otherwise acquire any shares of such stock or Series C Preferred Stock. Nothing contained in the two immediately preceding sentences shall prevent TCI from acquiring (i) shares of Series C Preferred Stock and any such parity stock pursuant to a purchase or exchange offer made to holders of all outstanding shares of Series C Preferred Stock and such parity stock, if (a) as to holders of all outstanding shares of Series C Preferred Stock, the terms of the purchase or exchange offer for all such shares are identical, (b) as to holders for all outstanding shares of a particular series or class of parity stock, the terms of the purchase or exchange offer for all such shares are identical and (c) as among holders of all outstanding shares of Series C Preferred Stock and parity stock, the terms of each purchase or exchange offer are substantially identical relative to the respective liquidation prices of the shares of Series C Preferred Stock and each series or class of such parity stock, or (ii) shares of Series C Preferred Stock, parity stock or junior stock in exchange for, or through the application of the proceeds of the sale of, shares of junior stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The Series C Preferred Stock is subject to restrictions on transfer although it has certain customary registration rights with respect to the underlying shares of TCI Class A common stock. The Series C Preferred Stock may vote on all matters submitted to a vote of the holders of the TCI common stock, has one vote for each share of TCI Class A common stock into which the shares of Series C Preferred Stock are converted for such purpose, and may vote as a single class with the TCI common stock. The Series C Preferred Stock has no other voting rights except as required by the DGCL and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock is necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock.

    Redeemable Convertible Preferred Stock, Series E. In connection with the Reorganization, the Board of Directors created and authorized the issuance of the Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. The Company is authorized to issue 400,000 shares. Subsidiaries of TCI hold all of the issued and outstanding shares of such stock, amounting to 246,402 shares. All such preferred stock eliminates in consolidation.

    The holders of the Series E Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series E Preferred Stock (currently the Class A common stock, the Class B common stock and the Class B Preferred Stock), that shall accrue on each share of Series E Preferred Stock at the rate of 5.0% per annum of the Stated Liquidation Value ($22,303 per share). Dividends are fully cumulative and are payable in cash. The Series E Preferred Stock ranks on parity with the Class A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to dividend rights, rights of redemption or rights on liquidation.

    The Series E Preferred Stock may be redeemed at the option of the Company. The Company may elect to pay the redemption price by issuing to the holder thereof a number of shares of Class A common stock equal to the aggregate redemption price of such shares divided by the Average Quoted Price (as defined) of a share of Class A common stock.

    Unless previously called for redemption, shares of Series E Preferred Stock shall be convertible, at the option of the holder thereof, into shares of Class A common stock at any time subsequent to a duly approved amendment to the Company's Restated Certificate of Incorporation increasing the number of Class A shares to a number that would permit conversion of all shares of Series E Preferred Stock then outstanding into Class A common stock. The Series E Preferred Stock may be converted into Class A common stock at the initial conversion rate of 1,000 shares of Class A common stock for one share of the Series E Preferred Stock.


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

    Stock Options

    The Company has adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. Pursuant to the TCI/Liberty Merger Agreement and certain assumption agreements, stock options and/or stock appreciation rights granted (or assumed) by Old TCI and stock options and/or stock appreciation rights granted by Liberty were assumed by the Company and new options and/or stock appreciation rights were substituted under the Plan. The following descriptions represent the terms of the assumed options and/or stock appreciation rights and additional awards under the Plan.

    TCI assumed certain options which were exercisable through November 9, 1994. During the years ended December 31, 1994, 1993 and 1992, options to acquire 203,508, 96,242 and 321,406 shares, respectively, were exercised at prices ranging from $10.00 to $17.25 per share and options for 3,500, 25,000 and 12,000 shares, respectively, were canceled.

    TCI assumed certain stock options which are currently exercisable, representing the right, as of December 31, 1994, to acquire 162,228 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share. During the year ended December 31, 1994, options to acquire 5,100 shares were exercised and no options were canceled. Options to acquire 19,428 shares of TCI Class A common stock expire August 14, 1995. Options to acquire 142,800 shares of TCI Class A common stock expire December 15, 1998.

    Stock options in tandem with stock appreciation rights to purchase 3,963,000 shares of Class A common stock at a purchase price of $16.75 per share were outstanding at December 31, 1994. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the year ended December 31, 1994, stock appreciation rights covering 7,000 shares of Class A common stock were exercised and the tandem stock options were canceled. During the year ended December 31, 1993, stock options covering 50,000 shares of Class A common stock were canceled upon termination of employment of the option holder.

    Stock options in tandem with stock appreciation rights to purchase 1,940,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at December 31, 1994. Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003. During the year ended December 31, 1994, stock options covering 1,875 shares of Class A common stock were exercised and stock options covering 13,125 shares of Class A common stock were canceled upon termination of employment of the option holder.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at December 31, 1994. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

    Stock options in tandem with stock appreciation rights to acquire 54,600 shares of TCI Class A common stock at an adjusted purchase price of $19.56 were outstanding at December 31, 1994. The options vest in five equal annual installments commencing June 3, 1994 and expire in June 2003.

    Stock appreciation rights with respect to 1,423,500 shares of TCI Class A common stock were outstanding at December 31, 1994. These rights have an adjusted strike price of $0.82 per share, become exercisable and vest evenly over seven years, beginning March 28, 1992. Stock appreciation rights expire on March 28, 2001.

    On November 17, 1994, stock options in tandem with stock appreciation rights to purchase 3,214,000 shares of TCI Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $22.00 per share. Such options become exercisable and vest evenly over five years, first become exercisable beginning November 17, 1995 and expire on November 17, 2004.


    The Company's Board of Directors has approved, subject to stockholder approval of the Director Stock Option Plan, the grant effective as of November 16, 1994, to each person that as of that date was a member of the Board of Directors and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of Class A common stock. Such options have an exercise price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995 and will expire on November 16, 2004.


    Estimated compensation relating to stock appreciation rights has been recorded through December 31, 1994, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

    An officer of the Company received payments of $512,500 and $569,000 from the Company (based on the then market value of Class A common stock of $20.25 and $21.375 per share) in July and December of 1992, respectively, in cancellation of the remainder of his option covering 100,000 shares of TCI Class A common stock. Another officer received payment of $2,276,000 from the Company in December of 1992 upon cancellation of his option covering 200,000 shares of TCI Class A common stock. The amount paid was based on the then market value of Class A common stock of $21.375 per share.

    Other

    In connection with the exercise of a stock option by an officer/director of Liberty, a note was given to Liberty as partial payment of the exercise price. This note bore interest at 7.54% per annum. At the date of the TCI/Liberty Combination, the Company recorded the net assumed note receivable, amounting to approximately $15 million, from such officer as a reduction of stockholders' equity. On October 27, 1994, such officer tendered to the Company 634,917 shares of TCI Class B common stock in full payment of principal and interest amounting to $15 million. Such Class B common stock is reflected as treasury stock in the accompanying consolidated balance sheet.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


     The shares issued by Liberty upon exercise of the aforementioned
     Liberty option, together with all subsequent dividends and distributions thereon (collectively totaling 16,000,000 shares of Liberty Class B common stock and 200,000 shares of Liberty Class E Preferred Stock, the "Option Units"), were subject to repurchase by Liberty under certain circumstances. Such shares were exchanged for 15,600,000 shares of TCI Class A common stock and 200,000 shares of Class B Preferred Stock in the TCI/Liberty Combination. The Company's repurchase right terminates as to 20% of the Option Units per year, commencing March 28, 1992, and will terminate as to all of the Option Units on March 28, 1996 or in the event of death, disability or under certain other circumstances.

     The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

     At December 31, 1994, there were 58,534,218 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock described in this note 9 and in note 7. Additionally, subsequent to December 31, 1994, the Company issued the Series D Preferred Stock (see note 8) which is convertible into 10,000,000 shares of TCI Class A common stock. In addition, one share of Class A common stock is reserved for each share of outstanding Class B common stock.

(10) Transactions with Officers and Directors

     On December 10, 1992, pursuant to a restricted stock award agreement, an officer, who is also a director, of the Company was transferred the right, title and interest in and to 124.03 shares (having a liquidation value of $4 million) of the 12% Series B cumulative compounding preferred stock of WestMarc Communications, Inc. (a wholly-owned subsidiary of the Company) owned by the Company. Such preferred stock is subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, decreasing by 10% on February 1 of each year.

     On December 14, 1992, an officer, who is also a director, sold 100,000 shares of Class B common stock to the Company for $2,138,000.

(11) Income Taxes

     TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    The Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("Statement No. 109") requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Income tax expense attributable to income or loss from continuing operations for the years ended December 31, 1994, 1993 and 1992 consists of:

                                                               Current      Deferred          Total
                                                               -------      --------         -------
                                                                         amounts in millions
          Year ended December 31, 1994:
             Federal                                          $(69)           (25)             (94)
             State and local                                   (14)            (8)             (22)
                                                              ----          -----            -----
                                                              $(83)           (33)            (116)
                                                              ====          =====            =====
          Year ended December 31, 1993:
             Federal                                          $(14)          (119)            (133)
             State and local                                   (15)           (20)             (35)
                                                              ----          -----            -----

                                                              $(29)          (139)            (168)
                                                              ====          =====            =====
          Year ended December 31, 1992:
             Federal                                          $ --            (24)             (24)
             State and local                                   (10)            (4)             (14)
                                                              ----          -----            -----
                                                              $(10)           (28)             (38)
                                                              ====          =====            =====

        The significant components of deferred income tax expense for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                        Years ended
                                                                        December 31,
                                                           --------------------------------------
                                                            1994             1993             1992
                                                           ------           ------           ------
                                                                      amounts in millions
          Deferred tax expense
             (exclusive of effects of other
             components listed below)                      $ (33)             (63)             (28)
          Adjustment to deferred tax assets
             and liabilities for enacted change
             in tax rates                                     --              (76)              --
                                                           -----            -----             ----
                                                           $ (33)            (139)             (28)
                                                           =====            =====             ====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 as a result of the following:

                                                                           Years ended
                                                                           December 31,
                                                           ----------------------------------------
                                                              1994            1993            1992
                                                             ------          ------          ------
                                                                     amounts in millions
          Computed "expected" tax
             expense                                         $ (60)           (56)             (15)
          Adjustment to deferred tax assets
             and liabilities for enacted change
             in Federal income tax rate                         --            (76)              --
          Dividends excluded for income
             tax purposes                                        1              4               10
          Amortization not deductible for
             tax purposes                                      (13)           (12)              (8)
          Minority interest in earnings of
             consolidated subsidiaries                          (3)            (1)             (14)
          Recognition of losses of
             consolidated partnership                          (10)            (8)              --
          State and local income taxes,
             net of Federal income
             tax benefit                                       (20)           (23)              (9)
          Valuation allowance on
             foreign corporations                              (10)            --               --
          Other                                                 (1)             4               (2)
                                                             -----           ----             ----

                                                             $(116)          (168)             (38)
                                                             =====           ====             ====


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                                                  December 31,
                                                                            ----------------------
                                                                             1994             1993
                                                                            ------           ------
                                                                               amounts in millions
          Deferred tax assets:
             Net operating loss carryforwards                               $   490            590
                Less - valuation allowance                                     (100)           (90)
             Investment tax credit carryforwards                                122            140
                Less - valuation allowance                                      (36)           (36)
             Alternative minimum tax credit
                carryforwards                                                    90             19
             Investments in affiliates, due
                principally to losses of affiliates
                recognized for financial statement
                purposes in excess of losses
                recognized for income tax purposes                              294            266
             Future deductible amounts principally
                due to non-deductible accruals                                   52             27
             Other                                                               19             13
                                                                            --------         -----

                   Net deferred tax assets                                      931            929
                                                                            ---------        -----

          Deferred tax liabilities:
             Property and equipment, principally
                due to differences in depreciation                            1,197          1,193
             Franchise costs, principally due to
                differences in amortization                                   2,600          2,784
             Investment in affiliates, due
                principally to undistributed
                earnings of affiliates                                          556            256
             Intangible assets, principally due to
                differences in amortization                                     108             --
             Other                                                               83              6
                                                                            --------         -----
                   Total gross deferred tax liabilities                       4,544          4,239
                                                                            --------         -----

                   Net deferred tax liability                               $ 3,613          3,310
                                                                            =======          =====

    The valuation allowance for deferred tax assets as of December 31, 1994 was $136 million. Such balance increased by $10 million from December 31, 1993 resulting from a valuation allowance established against net operating losses of foreign corporation. Subsequently recognized tax benefits relating to $126 million of the valuation allowance for deferred tax assets as of December 31, 1994 will be recorded as reductions of franchise costs.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    At December 31, 1994, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $927 million of which, if not utilized to reduce taxable income in future periods, $11 million expires through 2002, $151 million in 2003, $121 million in 2004, $364 million in 2005, $269 million in 2006, $8 million in 2008 and $3 million in 2009. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $247 million and these net operating losses are subject to certain rules limiting their usage.

    At December 31, 1994, the Company had remaining available investment tax credits of approximately $67 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

    Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1979 through 1992. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company. The Company pursued a course of action on certain issues (primarily the deductibility of franchise cost amortization) the IRS had raised and such issues were argued before the United States Tax Court. During 1990, the Company received a favorable decision regarding these issues. The IRS appealed this decision but the Company prevailed in the appeal. The IRS elected not to further appeal the decision to the Supreme Court. The Company has entered into a closing agreement with the IRS which settles these matters for all open tax years. A subsidiary of the Company has filed a petition in United States Tax Court protesting the disallowance of certain Transitional Investment Tax Credits and such issue should be litigated by early 1996.

    Certain of the Federal income tax returns of a less than 80% owned subsidiary of the Company (the "Subsidiary") were examined by the IRS for the Subsidiary's 1986 through 1989 fiscal years and several adjustments were proposed. On June 8, 1994, the Subsidiary and the IRS agreed to settle all of the outstanding issues with the exception of the Subsidiary's deduction of certain royalty payments to a related party. In August of 1994, the Subsidiary paid $15 million, including interest, in settlement of all the assessments related to all the issues brought upon examination except the royalty payments issue. The payment covered all of the Subsidiary's tax returns through August 31, 1993. The assessments had previously been accrued.

    On September 9, 1994, the IRS issued a Statutory Notice of Deficiency for the Subsidiary's fiscal years 1986 through 1989 related to the royalty payments issue. In December 1994, the Subsidiary paid the assessments, totaling $5 million, including interest. The assessments had previously been accrued. The Subsidiary continues to maintain that it has meritorious positions regarding the deductibility of the payments and intends to file a refund claim with the IRS during 1995.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


       New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. The Company has reflected the tax rate change in its consolidated statements of operations in accordance with the treatment prescribed by Statement No. 109. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.

(12)   Commitments and Contingencies

       During 1994, subsidiaries of the Company, Comcast, Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

       WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The Company owns a 30% interest in WirelessCo.

       During 1994, subsidiaries of Cox, Sprint and the Company also formed a separate partnership ("PhillieCo"), in which the Company owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.

    At the end of the first quarter of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.

    Subsidiaries of the Company, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG"), which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

    Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period, which amount includes the approximately $500 million already contributed by the partners to WirelessCo. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.


    At December 31, 1994, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. There were no borrowings pursuant to such letter of credit at December 31, 1994.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


     On January 20, 1995, Tele-Vue Systems, Inc. ("Tele-Vue"), Viacom International, Inc. ("Viacom"), InterMedia Partners IV, L.P. ("IP-IV") and RCS Pacific, L.P. ("RCS Pacific") entered into an Asset Purchase Agreement (the "Tele-Vue Agreement") pursuant to which RCS Pacific agreed to acquire from Tele-Vue the assets of certain cable television systems for total consideration of approximately $1,983 million, subject to adjustment in accordance with the terms of the Tele-Vue Agreement. A subsidiary of TCI has agreed to loan $600 million in cash to IP-IV. IP-IV will, in turn, loan such $600 million to RCS Pacific. RCS Pacific could use the proceeds of the aforementioned loan as a portion of the total cash consideration to be paid to Tele-Vue, or at the option of TCI, to purchase $600 million of TCI Class A common stock. Should TCI elect to sell such common stock, RCS Pacific has the option to pay the consideration to Tele-Vue by delivery of RCS Pacific's short-term note of up to $600 million of the total consideration with the balance to be paid in cash. Such note, if it is delivered, will be secured by RCS Pacific's pledge of shares of stock of TCI having an aggregate market value equal to the principal amount of, and accrued interest on, the note delivered to Tele-Vue. The consummation of the transactions contemplated by the Tele-Vue Agreement is conditioned, among other things, on receipt of approvals of various franchise and other governmental authorities and receipt of "minority tax certificates" from the FCC. Both Houses of Congress have passed legislation to repeal previous legislation which provided for minority tax certificates. The bills are currently in conference. There can be no assurance that the conditions precedent to closing the asset purchase will be satisfied, or that the parties will be able to agree on different terms, if necessary.

    TCI, through an indirect wholly-owned subsidiary, would hold a 25% limited partnership interest in IP-IV, and IP-IV would in turn hold a 79% limited partnership interest in RCS Pacific. TCI would account for its investment in IP-IV under the equity method of accounting.

    On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.


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


    The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $405 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant. Additionally, the Company has guaranteed up to $70 million of similar license fee obligations of another affiliate.


    The Company has long-term sports program rights contracts which require payments through 2006. Future payments for each of the next five years are as follows (amounts in millions):

         1995              $32
         1996               32
         1997               28
         1998               25
         1999               22


    The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $234 million at December 31, 1994. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.


    The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Minimum rental expense under such arrangements, net of sublease rentals, amounted to $70 million, $59 million and $57 million in 1994, 1993 and 1992, respectively.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


    Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                   Years ending
                   December 31,
                   ------------
                         1995            $48
                         1996             43
                         1997             41
                         1998             34
                         1999             31

    It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1995.

    In 1993, the President of Home Shopping Network, Inc. ("HSN") received stock appreciation rights with respect to 984,876 shares of HSN's common stock at an exercise price of $8.25 per share. These rights vest over a four year period and are exercisable until February 23, 2003. The stock appreciation rights will vest upon termination of employment other than for cause and will be exercisable for up to one year following the termination of employment. In the event of a change in ownership control of HSN, all unvested stock appreciation rights will vest immediately prior to the change in control and shall remain exercisable for a one year period.
    Stock appreciation rights not exercised will expire to the extent not exercised. These rights may be exercised for cash or, so long as HSN is a public company, for shares of HSN's common stock equal to the excess of the fair market value of each share of common stock over $8.25 at the exercise date. The stock appreciation rights also will vest in the event of death or disability. Estimated compensation related to stock appreciation rights has been recorded through December 31, 1994, but it is subject to future adjustment based upon market value, and ultimately on the final determination of market value when the rights are exercised.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


(13)  Information about the Company's Operations

      Subsequent to the consummation of the TCI/Liberty Combination, the Company operates primarily in two industry segments: cable and communications services ("Cable") and programming services. The programming services include the production, acquisition and distribution of globally branded entertainment, education and information programming services and software for distribution through all available formats and media; and home shopping via television and other interactive media, direct marketing, advertising sales, infomercials and transaction processing ("Programming"). Home shopping is a programming service which includes a retail function. Separate amounts of the aforementioned home shopping service have been provided to enhance the readers understanding of the Company. The Technology/Venture Capital and the International Cable and Programming portions of the Company's business have been included in Cable due to their immateriality. Operating income is total revenue less operating costs and expenses which includes an allocation of corporate general and administrative expenses. Identifiable assets by industry are those assets used in the Company's operations in each industry. The Company has investments, accounted for under the equity method and the cost method, which also operate in the Cable and Programming industries. The following is selected information about the Company's operations for the year ended December 31, 1994:

                                                                     Programming
                                                           -------------------------------
                                                          Electronic           Other
                                        Cable              Retailing         Programming           Total
                                        -----              ---------         -----------           -----
                                        amounts in millions
          Revenue                       $ 4,247               482                 207               4,936
                                        =======               ===               =====              ======

          Operating income
             (loss)                     $   865                 9                 (86)                788
                                        =======               ===               =====              ======

          Depreciation and
             amortization               $   992                15                  11               1,018
                                        =======               ===               =====              ======

          Capital
             expenditures               $ 1,239                19                   6               1,264
                                        =======               ===               =====              ======


          Identifiable assets           $16,959               948               1,583              19,490
                                        =======               ===               =====              ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



(14) Discontinued Operations

     The Company sold its motion picture theatre business and certain theatre-related real estate assets on May 12, 1992. The selling price (including liabilities assumed) was approximately $680 million. In connection with the disposition, the Company paid $92.5 million for certain preferred stock of the buyer. No gain or loss was recognized in connection with this transaction as the net assets of discontinued operations were reflected at their net realizable value.

     Operating results for the theatre operations for the period from January 1, 1992 through May 12, 1992 are reported separately in the consolidated statements of operations under the caption "Loss from discontinued operations" and include:

                                                                                  1992
                                                                                  ----
                                                                           amounts in millions
                   Revenue                                                      $  211

                   Loss before income taxes                                     $  (16)

                   Income tax benefit                                           $    1

                   Net loss                                                     $  (15)


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements



(15)  Quarterly Financial Information (Unaudited)

                                                           1st            2nd        3rd          4th
                                                         Quarter        Quarter     Quarter      Quarter
                                                         -------        -------     -------      -------
                                                                          amounts in millions,
                                                                        except per share amounts
          1994:
          ----
             Revenue                                     $   1,060       1,081       1,286        1,509

             Operating income                            $     234         205         186          163

             Income tax expense                          $     (31)        (21)        (33)         (31)

             Net earnings (loss)                         $      32           6          25           (8)

             Primary and fully diluted
                earnings (loss) attributable to
                common shareholders per
                common and common
                equivalent share                         $     .07         .01         .04         (.02)

          1993:
          ----

             Revenue                                     $   1,018       1,042       1,044        1,049

             Operating income                            $     247         246         236          187

             Income tax benefit (expense)                $     (38)        (17)       (114)           1

             Net earnings (loss)                         $      53          26         (65)         (21)

             Primary and fully diluted
                earnings (loss) attributable to
                common shareholders per
                common and common
                equivalent share                         $     .11        .06         (.14)        (.05)




                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly TCI/Liberty Holding Company)

                   Notes to Consolidated Financial Statements


(16)    Subsequent Events (Unaudited)

        Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, the Company and Comcast entered into a purchase agreement whereby the Company would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition was consummated subsequent to December 31, 1994.

        As of January 26, 1995, TCI, TCIC, a wholly-owned subsidiary of TCI, and TeleCable consummated a transaction, whereby TeleCable was merged into TCIC, a wholly-owned subsidiary of TCI. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million (see note 8).

        The Board of Directors of TCI has adopted a proposal which, if approved by the stockholders, would authorize the Board to issue a new class of stock ("Liberty Group Common Stock") which corresponds to TCI's Programming ("Liberty Media Group")(see note 13). While the Liberty Group Common Stock would constitute common stock of TCI, it is intended to reflect the separate performance of such programming services. TCI intends to distribute to its security holders one hundred percent of the equity value of TCI attributable to Liberty Media Group.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholder
TCI Communications, Inc.:


We have audited the accompanying consolidated balance sheets of TCI Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's(s') equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.





                                                      /s/ KPMG Peat Marwick LLP
                                                      KPMG Peat Marwick LLP





Denver, Colorado
March 27, 1995

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                          Consolidated Balance Sheets

                           December 31, 1994 and 1993

                                                                         1994                 1993
                                                                   ----------------      ---------------
Assets                                                                        amounts in millions
- ------
Cash                                                                 $    6              1

Trade and other receivables, net                                        198            232

Investment in Liberty Media Corporation
   ("Liberty") (note 3)                                                  --            489

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 4)                                                 341            645

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                                       6            491

Property and equipment, at cost:
   Land                                                                  68             73
   Distribution systems                                               7,589          6,629
   Support equipment and buildings                                      921            818
                                                                     ------         ------
                                                                      8,578          7,520
   Less accumulated depreciation                                      2,999          2,585
                                                                     ------         ------
                                                                      5,579          4,935
                                                                     ------         ------

Franchise costs                                                      10,994         10,620
   Less accumulated amortization                                      1,697          1,423
                                                                     ------         ------
                                                                      9,297          9,197
                                                                     ------         ------

Other assets, at cost, net of amortization                              453            530
                                                                     ------         ------

                                                                    $15,880         16,520
                                                                    =======         ======


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued


                                                                         1994                 1993
                                                                   ----------------      ---------------
Liabilities and Stockholder's(s') Equity                                      amounts in millions
- ----------------------------------------
Accounts payable                                                             $    74             124

Accrued interest                                                                 179             157

Other accrued expenses                                                           603             500

Debt (note 6)                                                                 10,712           9,900

Deferred income taxes (note 10)                                                3,299           3,310

Other liabilities                                                                 96             114
                                                                            --------          ------

      Total liabilities                                                       14,963          14,105
                                                                            --------          ------

Minority interests in equity
   of consolidated subsidiaries                                                  271             285

Redeemable preferred stocks (note 7)                                              --              18

Stockholder's(s') equity (note 8):
   Preferred stock, $1 par value.
      Authorized 10,000,000 shares in 1993,
      issued and outstanding 6,201 shares
      of redeemable preferred stocks in 1993                                      --              --
   Class A common stock, $1 par value.
      Authorized 904,000 shares in 1994 and
      1,000,000,000 shares in 1993; issued
      811,655 shares in 1994 and
      481,837,347 shares in 1993                                                   1             482
   Class B common stock, $1 par value.
      Authorized 96,000 shares in 1994 and
      100,000,000 shares in 1993; issued
      94,447 shares in 1994 and 47,258,787
      shares in 1993                                                              --              47
   Additional paid-in capital                                                  2,842           2,293
   Cumulative foreign currency
      translation adjustment, net of taxes                                        --             (29)
   Unrealized holding gains for
      available-for-sale securities, net of taxes                                  2              --
   Accumulated deficit                                                          (256)           (348)
                                                                            --------            ----
                                                                               2,589           2,445
   Treasury stock, at cost (79,335,038 shares
      of Class A common stock in 1994 and 1993)                                   --            (333)
   Investment in Tele-Communications, Inc.
      ("TCI")                                                                 (1,096)             --
   Due from TCI                                                                 (847)             --
                                                                            --------         -------

         Total stockholder's(s') equity                                          646           2,112
                                                                            --------         -------

Commitments and contingencies (note 11)

                                                                             $15,880          16,520
                                                                             =======          ======



See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Statements of Operations

                  Years ended December 31, 1994, 1993 and 1992


                                                             1994           1993             1992
                                                             ----           ----             ----
                                                                      amounts in millions
Revenue (note 3)                                           $  4,318         4,153            3,574

Operating costs and expenses:
   Operating (note 3)                                         1,315         1,190            1,028
   Selling, general and administrative                        1,202         1,105              909
   Compensation relating to stock
      appreciation rights                                        --            31                1
   Adjustment to compensation relating to
      stock appreciation rights                                  (5)           --               --
   Restructuring charge                                          --            --                8
   Depreciation                                                 685           622              512
   Amortization                                                 303           289              252
                                                           --------         -----            -----
                                                              3,500         3,237            2,710
                                                           --------         -----            -----

         Operating income                                       818           916              864

Other income (expense):
   Interest expense                                            (777)         (731)            (718)
   Interest and dividend income                                  35            34               69
   Share of earnings of Liberty (note 3)                        125             4               22
   Share of losses of other affiliates,
      net (note 4)                                             (114)          (76)            (105)
   Gain on sale of stock by equity investee
      (note 4)                                                  161            --               --
   Gain (loss) on disposition of assets                          (5)           42                9
   Premium received on redemption of
      preferred stock investment (note 4)                        --            --               14
   Loss on early extinguishment of debt                          (9)          (17)             (67)
   Minority interests in losses (earnings) of
      consolidated subsidiaries, net                              6            (5)             (41)
   Other, net                                                   (17)           (6)              (2)
                                                           --------         -----            -----
                                                               (595)         (755)            (819)
                                                           --------         -----            -----

         Earnings from continuing
            operations before income taxes                      223           161               45

Income tax expense                                             (131)         (168)             (38)
                                                           --------         -----            -----

         Earnings (loss) from continuing
            operations                                           92            (7)               7

Loss from discontinued operations,
   net of income taxes (note 12)                                 --            --              (15)
                                                           --------         -----            -----

         Net earnings (loss)                                     92            (7)              (8)

Dividend requirements on preferred
   stocks                                                        --            (2)             (15)
                                                           --------         -----            -----

         Net earnings (loss) attributable to
            common stockholder(s)                          $    92             (9)             (23)
                                                           ========         =====            =====


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

              Consolidated Statements of Stockholder's(s') Equity

                  Years ended December 31, 1994, 1993 and 1992


                                                                                    Unrealized
                                                                      Cumulative      holding
                                                                       foreign       gains for
                                      Common stock      Additional     currency     available-
                                      ------------       paid-in      translation    for-sale    Accumulated
                                    Class A  Class B     capital      adjustment    securities     deficit
                                    -------  -------     -------      ----------    ----------   -----------

                                                              amounts in millions
Balance at January 1, 1992           $ 449      49        1,738           --            --          (333)
   Net loss                             --      --           --           --            --            (8)
   Conversion of public
      debentures                         7      --          105           --            --            --
   Issuance of common stock
      upon exercise of options           1      --           13           --            --            --
   Issuance of Class A common
      stock for acquisition and
      investment                         5      --           93           --            --            --
   Dividends on redeemable
      preferred stock                   --      --          (15)          --            --            --
   Foreign currency translation
      adjustment                        --      --           --          (19)           --            --
   Acquisition and retirement of
      common stock                      --      (1)         (25)          --            --            --
                                     -----    ----       ------         ----          ----         -----

Balance at December 31, 1992           462      48        1,909          (19)           --          (341)
   Net loss                             --      --           --           --            --            (7)
   Issuance of common stock
      upon conversion of notes          20      --          383           --            --            --
   Issuance of common stock
      upon exercise of options          --      --            7           --            --            --
   Dividends on redeemable
      preferred stocks                  --      --           (2)          --            --            --
   Foreign currency translation
      adjustment                        --      --           --          (10)           --            --
   Acquisition and retirement of
      common stock                      --      (1)          (4)          --            --            --
                                     -----    ----       ------         ----          ----         -----
Balance at December 31, 1993         $ 482      47        2,293          (29)           --          (348)
                                     -----    ----       ------         ----          ----         -----


                                                   Investment       Due      Total
                                        Treasury      in           from   stockholder's(s)
                                         stock        TCI           TCI      equity
                                         -----        ---          -----     ------
                                                     amount in millions
Balance at January 1, 1992               (333)         --            --      1,570
   Net loss                                --          --            --         (8)
   Conversion of public
      debentures                           --          --            --        112
   Issuance of common stock
      upon exercise of options             --          --            --         14
   Issuance of Class A common
      stock for acquisition and
      investment                           --          --            --         98
   Dividends on redeemable
      preferred stock                      --          --            --        (15)
   Foreign currency translation
      adjustment                           --          --            --        (19)
   Acquisition and retirement of
      common stock                         --          --            --        (26)
                                      -------      ------        ------      -----

Balance at December 31, 1992             (333)         --            --      1,726
   Net loss                                --          --            --         (7)
   Issuance of common stock
      upon conversion of notes             --          --            --        403
   Issuance of common stock
      upon exercise of options             --          --            --          7
   Dividends on redeemable
      preferred stocks                     --          --            --         (2)
   Foreign currency translation
      adjustment                           --          --            --        (10)
   Acquisition and retirement of
      common stock                         --          --            --         (5)
                                      -------      ------        ------      -----

Balance at December 31, 1993             (333)         --            --      2,112
                                      -------      ------        ------      -----

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

         Consolidated Statements of Stockholder's(s') Equity, continued

                  Years ended December 31, 1994, 1993 and 1992


                                                                                      Unrealized
                                                                     Cumulative        holding
                                                                      foreign         gains for
                                       Common stock      Additional   currency        available-
                                       ------------       paid-in    translation      for-sale
                                    Class A   Class B     capital    adjustment       securities
                                    -------   -------     -------    ----------       ----------
                                                        amounts in millions
Balance at December 31, 1993        $ 482       47         2,293         (29)              --
   Unrealized holding gains for
      available-for-sale
      securities as of
      January 1, 1994                  --       --            --          --              304
   Net earnings                        --       --            --          --               --
   Conversion of redeemable
      preferred stock                   1       --            17          --               --
   Issuance of common stock upon
      conversion of notes               3       --            --          --               --
   Exchange of TCIC common
      stock and Liberty common
      stock and preferred stock
      owned by subsidiaries of
      TCIC for TCI common stock
      and preferred stock in the
      TCI/Liberty Combination          --       --            --          --               --
   Reclassification and change
      of common stock (note 8)       (485)     (47)          532          --               --
   Foreign currency translation
      adjustment                       --       --            --          24               --
   Reduction in unrealized
      holding gains for
      available-for-sale
      securities (note 5)              --       --            --          --             (141)
   Change in due from TCI              --       --            --          --               --
   Effect of Reorganization            --       --            --           5             (161)
                                    -----   ------         -----      ------            -----
Balance at December 31, 1994        $   1       --         2,842          --                2
                                    =====   ======         =====      ======            =====


                                                                Investment         Due        Total
                                    Accumulated    Treasury        in              from    stockholder's(s)
                                      deficit      stock           TCI             TCI        equity
                                      -----       ---------       -----            ------     -------
                                                            amounts in millions
Balance at December 31, 1993         (348)         (333)            --               --       2,112
   Unrealized holding gains for
      available-for-sale
      securities as of
      January 1, 1994                  --            --             --               --         304
   Net earnings                        92            --             --               --          92
   Conversion of redeemable
      preferred stock                  --            --             --               --          18
   Issuance of common stock upon
      conversion of notes              --            --             --               --           3
   Exchange of TCIC common
      stock and Liberty common
      stock and preferred stock
      owned by subsidiaries of
      TCIC for TCI common stock
      and preferred stock in the
      TCI/Liberty Combination          --            333          (651)              --        (318)
   Reclassification and change
      of common stock (note 8)         --            --             --               --          --
   Foreign currency translation
      adjustment                       --            --             --               --          24
   Reduction in unrealized
      holding gains for
      available-for-sale
      securities (note 5)              --            --             --               --        (141)
   Change in due from TCI              --            --             --             (847)       (847)
   Effect of Reorganization            --            --           (445)              --        (601)
                                   ------        ------         ------           ------       -----
Balance at December 31, 1994         (256)           --         (1,096)            (847)        646
                                   ======        ======         ======           ======       =====



See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992

                                                                           1994      1993         1992
                                                                          ------    ------       ------
                                                                               amounts in millions,
                                                                                 (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                                $  92          (7)          (8)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                  988         911          764
         Share of earnings of Liberty                                  (125)         (4)         (22)
         Share of losses of other affiliates                            114          76          105
         Loss (gain) on disposition of assets                             5         (42)          (9)
         Loss on early extinguishment of debt                             9          17           67
         Compensation relating
            to stock appreciation rights                                 --          31            1
         Adjustment to compensation relating
            to stock appreciation rights                                 (5)         --           --
         Payment for stock appreciation rights                           --          --          (80)
         Minority interests in losses (earnings)                         (6)          5           41
         Deferred income tax expense                                     44         139           28
         Amortization of debt discount                                    1          27           27
         Gain on sale of stock by equity investee                      (161)         --           --
         Noncash interest expense                                         4          --           --
         Premium received on preferred stock
            investment redemption                                        --          --          (14)
         Payment of premium received on preferred
            stock investment redemption                                  --          14           --
         Discontinued operations                                         --          --           15
         Restructuring charge                                            --          --            8
         Payment of restructuring charge                                 --          (8)          --
         Noncash interest and dividend income                            (8)         (7)         (40)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                     16         (32)          (3)
               Change in accrued interest                                22          63           --
               Change in other accruals and payables                    152          68           77
                                                                     ------      ------       ------
                  Net cash provided by
                     operating activities                             1,142       1,251          957
                                                                     ------      ------       ------

Cash flows from investing activities:
   Cash paid for acquisitions                                          (494)       (158)      (1,256)
   Capital expended for property and equipment                       (1,235)       (947)        (526)
   Cash proceeds from disposition of assets                              36         149           66
   Cash proceeds from disposition of
      discontinued operations                                            --          --          220
   Discontinued operations                                               --          --            9
   Additional investments in and loans to
      affiliates and others                                            (384)       (361)        (205)
   Payment received on preferred stock
      investment redemption                                              --         183           --
   Return of capital from affiliates                                     20           1            1
   Repayment of loans by affiliates and others                          145          62           32
   Other investing activities                                           (91)        (99)        (155)
                                                                     ------      ------       ------
                  Net cash used in investing activities              (2,003)     (1,170)      (1,814)
                                                                     ------      ------       ------


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                Consolidated Statements of Cash Flows, continued

                  Years ended December 31, 1994, 1993 and 1992





                                                                           1994      1993         1992
                                                                          ------    ------       ------
                                                                               amounts in millions,
                                                                                 (see note 2)
Cash flows from financing activities:
   Borrowings of debt                                                 4,409         6,305        5,354
   Repayments of debt                                                (3,348)       (6,321)      (4,435)
   Change in due from TCI                                              (189)           --           --
   Repayment of short-term notes to affiliate                            --            --          (22)
   Preferred stock dividends of subsidiaries                             (6)           (6)          (6)
   Preferred stock dividends                                             --            (2)         (15)
   Repurchase of preferred stock                                         --           (92)          (5)
   Issuances of common stock                                             --             6            7
   Repurchases of common stock                                           --            (4)         (19)
                                                                       ----         -----        -----
                  Net cash provided (used) by
                     financing activities                               866          (114)         859
                                                                       ----         -----        -----

                  Net increase (decrease) in cash                         5           (33)           2

                  Cash at beginning of year                               1            34           32
                                                                       ----         -----        -----

                  Cash at end of year                                   $ 6             1           34
                                                                       ====         =====        =====


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

(1)     Summary of Significant Accounting Policies

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and those of all majority-owned subsidiaries ("TCIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The TCI/Liberty Combination

        As of January 27, 1994, TCI Communications, Inc. and Liberty entered into a definitive merger agreement (the "TCI/Liberty Merger Agreement") to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("TCI"). Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares (see note 3). Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged the 79,335,038 shares of Old TCI Class A common stock held by such subsidiaries for 79,335,038 shares of TCI Class A common stock. Such ownership is reflected as treasury stock at such subsidiaries' historical cost in the accompanying consolidated financial statements.


        Reorganization


        During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) TBS and Discovery Communications, Inc. were transferred to the Programming unit and
        (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to the International Cable and Programming unit. As consideration for such transfer of assets, TCIC received 8 shares of TCI Class A common stock and 169,155 shares of TCI Redeemable Convertible Preferred Stock, Series E, with a liquidation value of $22,303 per share. Such investment in TCI has been reflected at TCIC's historical cost of the transferred assets and is included as a reduction of stockholder's(s') equity.


        Receivables


        Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1994 and 1993 was not material.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Investments


        In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Under Statement No. 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Marketable equity securities held by the Company were reported at the lower of cost or market prior to the adoption of Statement No. 115, and any declines in the value which were other than temporary were reflected as a reduction in the Company's carrying value of such investment.

        Other investments in which the ownership interest is less than 20% but do not fall within the guidelines of Statement No. 115 are generally carried at cost. For those investments in affiliates in which TCIC's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize TCIC's share of the net earning or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of TCIC's investment in, advances to and limited to the extent of TCIC's investment in, advances to and guarantees for the investee. TCIC's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

        Changes in TCIC's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of addition equity securities by such subsidiary or equity investee, are recognized as gains or losses in TCIC's consolidated statement of operations.

        Property and Equipment

        Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1994, 1993 and 1992, interest capitalized was not material.

        Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in recognition of gains on sales of properties in their entirety. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to TCIC's ownership interest in such affiliates.

        Franchise Costs

        Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCIC in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

        Interest Rate Derivatives

        Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from TCIC's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining terms of the debt. TCIC does not use such instruments for trading purposes.

        Minority Interests

        Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of consolidated subsidiaries have the right to cause TCIC to repurchase such holders' common equity.

        Included in minority interests in equity of consolidated subsidiaries is $50 million in each of 1994 and 1993 of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

        Foreign Currency Translation


        All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period.
        Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment was recorded as a separate component of stockholder's(s') equity prior to the Reorganization.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Reclassification


        Certain amounts have been reclassified for comparability with the 1994 presentation.

(2)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $754 million, $641 million and $689 million for the years ended December 31, 1994, 1993 and 1992, respectively. Also, during these periods, cash paid for income taxes was not material.

        Significant noncash investing and financing activities are as follows:

                                                                             Years ended
                                                                             December 31,
                                                                          ----------------
                                                                  1994           1993           1992
                                                                 ------         ------         ------
                                                                          amounts in millions
          Cash paid for acquisitions:
             Fair value of assets acquired                       $ 539          172            1,231
             Liabilities assumed, net of
                current assets                                     (13)          (7)              21
             Deferred tax liability recorded
                in acquisitions                                     --           (7)               7
             Minority interests in equity of
                acquired entities                                  (32)          --               --
             Value of TCIC common stock issued
                in acquisitions                                     --           --               (3)
                                                                 -----          ---            -----
                   Cash paid for acquisitions                    $ 494          158            1,256
                                                                 =====          ===            =====

          Common stock issued upon
             conversion of redeemable preferred
             stock                                               $  18           --               --
                                                                 =====          ===            =====

          Reclassification and change of
            common stock (note 8)                                $ 532           --               --
                                                                 =====          ===            =====

          Exchange of TCIC common stock
            owned by subsidiaries of TCIC for
            common stock of TCI, classified as
            investment in TCI                                    $ 333           --               --
                                                                 =====          ===            =====

          Exchange of Liberty common stock
             and preferred stock owned by
             subsidiaries of TCIC for TCI common
             stock and preferred stock in the
             TCI/Liberty Combination, classified
             as investment in TCI                                $ 318           --               --
                                                                 =====          ===            =====



                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                                                            Years ended
                                                                            December 31,
                                                                          ----------------
                                                                  1994           1993           1992
                                                                 ------         ------         ------
                                                                           amounts in millions
             Reversal of deferred tax liability
                recorded in TCI/Liberty
                Combination                                      $    38             --              --
                                                                 =======        =======        ========

             Unrealized gains, net of deferred
                income taxes, on available-for-
                sale securities as of
                January 1, 1994                                  $   304             --              --
                                                                 =======        =======        ========

             Reduction in unrealized gains, net of
                deferred income taxes, on available-
                for-sale securities                              $   141             --              --
                                                                 =======        =======        ========

             Net assets of TCIC transferred in the
                Reorganization in exchange for
                TCI common stock and TCI
                preferred stock, reflected as
                investment in TCI                                $   445             --              --
                                                                 =======        =======        ========

             Net assets of TCIC transferred in
                the Reorganization through due
                from TCI                                         $   544             --              --
                                                                 =======        =======        ========

             Unrealized holding gains, net of
                deferred income taxes, on
                available-for-sale securities
                transferred in the
                Reorganization                                   $   161             --              --
                                                                 =======        =======        ========

             Foreign currency translation
                transferred in the
                Reorganization                                   $     5             --              --
                                                                 =======        =======        ========

             Effect of foreign currency translation
                adjustment on book value of foreign
                equity investments                               $    24             10              19
                                                                 =======        =======        ========

             Common stock issued upon
                conversion of notes (with accrued
                interest through conversion)                     $     3            403             112
                                                                 =======        =======        ========

             Value of TCIC Class A common stock
                issued as part of purchase price of
                equity investment                                $    --             --              95
                                                                 =======        =======        ========

             Note received upon disposition of
                assets                                           $    --             --              15
                                                                 =======        =======        ========

             Receipt of notes receivable upon
                disposition of Liberty common
                stock and preferred stock (note 3)               $    --            182              --
                                                                 =======        =======        ========

             Noncash capital contribution to
                Community Cable Television ("CCT")
                (note 3)                                         $    --             22              --
                                                                 =======        =======        ========

             Noncash exchange of equity
                investment for consolidated
                subsidiary and equity investments                $    --             22              --
                                                                 =======        =======        ========

             Common stock surrendered in lieu of
                cash upon exercise of stock options              $    --              1               7
                                                                 =======        =======        ========


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(3)     Investment in Liberty Media Corporation

        TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. Upon consummation of the TCI/Liberty Combination, TCIC received 3,390,883 shares of TCI Class A common stock and 55,070 shares of Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"). The holders of the Class B Preferred Stock will be entitled to one vote per share in any general election of directors of TCI. Upon consummation of the TCI/Liberty Combination, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of TCI Class A Preferred Stock which has a substantially equivalent fair market value to that which was given up. TCIC's ownership in TCI's common stock, Class B Preferred Stock and TCI Class A Preferred Stock have been recorded as investment in TCI in stockholder's(s') equity at TCIC's historical cost.

        Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC had accounted for its investment in Liberty under the equity method. Accordingly, TCIC had not recognized any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the TCI/Liberty Combination was consummated.

        During 1992, TCIC and Liberty formed CCT, a general partnership created for the purpose of acquiring and operating cable television systems with TCIC owning a 49.999% interest and Liberty owning a 50.001% interest. Pursuant to a cable television management agreement, a subsidiary of TCIC provides management services for cable television systems owned by CCT. The subsidiary receives a fee equal to 3% of the gross cable television revenue of the Partnership.

        TCIC and Liberty entered into an Option-Put Agreement (the "Option-Put Agreement"), as amended. Under the Option-Put Agreement, between January 1, 1996 and January 31, 1996, TCIC will have the option to purchase all of Liberty's interest in CCT and a loan receivable (the "Mile Hi Note") for an amount equal to $77 million plus interest accruing at the rate of 11.6% per annum on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, Liberty will have the right to require TCIC to purchase Liberty's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $59 million, $44 million and $44 million for the years ended December 31, 1994 and 1993 and 1992, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchased from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming through the consummation of the TCI/Liberty Combination. In addition, a consolidated subsidiary of Liberty pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commission and charges for such programming were $16 million, $11 million and $3 million for the years ended December 31, 1994, 1993 and 1992 , respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

        On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in TCIC's share of Liberty's earnings prior to the TCI/Liberty Combination.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Summarized unaudited financial information of Liberty as of December 31, 1993 and for the period from January 1, 1994 through August 4, 1994 and for the years ended December 31, 1993 and 1992 is as follows:

                                                                                        December 31,
                                                                                        ------------
                                                                                            1993
                                                                                            ----
          Consolidated Financial Position                                           amounts in millions
          -------------------------------
             Cash and cash equivalents                                                   $   91
             Investment in TCI common stock                                                 104
             Other investments and
                related receivables                                                         372
             Other assets, net                                                              870
                                                                                         ------
                   Total assets                                                          $1,437
                                                                                         ======

             Debt                                                                        $  446
             Deferred income taxes                                                            2
             Other liabilities                                                              307
             Minority interests                                                             175
             Redeemable preferred stocks                                                    155
             Stockholders' equity                                                           352
                                                                                         ------
                   Total liabilities and
                      stockholders' equity                                               $1,437
                                                                                         ======


          Consolidated Operations                           1994            1993             1992
          -----------------------                           ----            ----             ----
                                                                    amounts in millions
             Revenue                                       $ 790            1,153            157
             Operating expenses                             (726)          (1,105)          (144)
             Depreciation and amortization                   (32)             (49)           (16)
                                                           -----           ------           ----

                Operating income (loss)                       32               (1)            (3)

             Interest expense                                (22)             (31)            (7)
             Other, net                                      115               36             32
                                                           -----           ------           ----

                Net earnings                               $ 125                4             22
                                                           =====           ======           ====

(4)     Investments in Other Affiliates

        TCIC has various investments accounted for under the equity method. Some of the more significant investments held by TCIC at December 31, 1994 are Teleport Communications Group, Inc. ("TCG") (carrying value of $126 million) and CCT (carrying value of $30 million).


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC had an investment in TeleWest UK, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which was accounted for under the equity method comprised $40 million, $28 million and $26 million of TCIC's share of its affiliates' losses in 1994, 1993 and 1992, respectively. In February 1994, TCIC acquired a consolidated investment in Flextech p.l.c. ("Flextech"). Flextech accounted for net losses in 1994 of $21 million (before deducting the minority interests' 40% share of such losses) in 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to another operating unit effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.


        On November 22, 1994, TCI and US WEST, Inc. each exchanged their respective 50% ownership interest in TeleWest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of TeleWest Communications (the "TeleWest Exchange"). Following the completion of the TeleWest Exchange, TeleWest Communications conducted an initial public offering on November 23, 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of 401 million pounds (the "TeleWest IPO"). Upon completion of the TeleWest Exchange and the TeleWest IPO, TCI and US West, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications. As a result of the TeleWest IPO and the associated dilution of TCI's ownership interest of TeleWest Communications, Inc., TCIC has recognized a nonrecurring gain amounting to $161 million (before deducting the related tax expense of $57 million). Effective December 1, 1994, such ownership of TeleWest Communications was transferred to the International Cable and Programming unit in the Reorganization.


        On December 2, 1992, SCI Holdings, Inc. ("SCI") consummated a transaction (the "Split-Off") that resulted in the ownership of its cable systems being split between its two stockholders, which stockholders were Comcast Corporation ("Comcast") and TCIC. Prior to the Split-Off, TCIC had an investment in the common stock of SCI and the preferred stock of its wholly-owned subsidiary, Storer Communications, Inc. ("Storer").

        The Split-Off, which permitted refinancing of substantially all of the publicly held debt of SCI and the preferred stock of Storer, was effected by the distribution of approximately 50% of the net assets of SCI to three holding companies formed by TCIC (the "Holding Companies").


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Prior to the Split-Off, TCIC contributed its SCI common stock to the Holding Companies in exchange for 100% of such Holding Companies' common stock. The amount of SCI common stock contributed to each of the Holding Companies was based upon the proportionate value of net assets to be received by each of the Holding Companies in the Split-Off. SCI then merged into Storer and the SCI common stock held by the Holding Companies was converted into Storer common stock.

        Also prior to the Split-Off, (i) the Holding Companies incurred long-term debt aggregating approximately $1.1 billion and contributed substantially all of the resulting proceeds to Storer and (ii) a consolidated subsidiary of TCIC redeemed approximately $476 million of its debt securities held by Storer with proceeds of its separate financing, and an affiliate of Comcast redeemed approximately $274 million of its debt securities held by Storer. In turn, Storer utilized substantially all of the proceeds of such contributions and redemptions to repurchase its preferred stock and extinguish all of its debt. TCIC's share of Storer's loss on early extinguishment of debt was $52 million and such amount is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations. Additionally, TCIC received a premium, amounting to $14 million, on the repurchase of the Storer preferred stock. Such amount is reflected separately in the accompanying consolidated financial statements.

        In the Split-Off, Storer redeemed its common stock held by the Holding Companies in exchange for 100% of the capital stock of certain operating subsidiaries of Storer.

        Immediately following the Split-Off, TCIC owned a majority of the common stock of the Holding Companies and Comcast owned 100% of the common stock of Storer. As such, TCIC, which previously accounted for its investment in SCI using the equity method, now consolidates its investment in the Holding Companies. The assets of the Holding Companies were recorded at predecessor cost.

        In connection with TCIC's 1988 acquisition of an equity interest in SCI, a subsidiary of TCIC issued certain debt and equity securities to Storer for $650 million. Such debt securities were redeemed and the equity securities were received by one of the Holding Companies in the Split-Off. Interest charges and preferred stock dividend requirements on these debt and equity securities, prior to the Split-Off, aggregated $81 million for the period ended December 2, 1992. TCIC's share of losses of SCI, prior to the Split-Off for the period ended December 2, 1992 amounted to $51 million, as adjusted for the effect of interest and dividends accounted for by Storer as capital transactions due to their related party nature.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Summarized unaudited financial information for affiliates other than Liberty is as follows:

                                                                                  December 31,
                                                                                  ------------
                                                                             1994             1993
                                                                             ----             ----
          Combined Financial Position                                         amounts in millions
          ---------------------------
             Property and equipment, net                                    $    777       1,059
             Franchise costs, net                                                100         266
             Other assets, net                                                   313         727
                                                                            --------       -----

                Total assets                                                $  1,190       2,052
                                                                            ========       =====

             Debt                                                           $    635         593
             Due to TCIC                                                           2          78
             Other liabilities                                                   180         338
             Owners' equity                                                      373       1,043
                                                                            --------       -----

                Total liabilities and equity                                $  1,190       2,052
                                                                            ========       =====

                                                                    Years ended December 31,
                                                                    ------------------------
                                                           1994             1993             1992
                                                           ----             ----             ----
          Combined Operations                                             amounts in millions
          -------------------
             Revenue                                          $  332         713            1,224
             Operating expenses                                 (283)       (648)            (786)
             Depreciation and amortization                       (66)       (127)            (303)
                                                              ------        ----             ----

                Operating income (loss)                          (17)        (62)             135

             Interest expense                                    (16)        (37)            (295)
             Other, net                                          128          98             (234)
                                                              ------        ----             ----

                Net earnings (loss)                           $   95          (1)            (394)
                                                              ======        ====             ====

        Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(5)     Investment in Turner Broadcasting System, Inc.

        TCIC owned shares of a class of preferred stock of TBS which has voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and TCI appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the Board and chief executive officer. Additionally, TCIC owned common stock of TBS. Substantially all of such ownership of TBS common stock and preferred stock was transferred to the Programming unit in the Reorganization.

        TCIC's investment in TBS common stock had an aggregate market value of $803 million (which exceeded cost by $485 million) at December 31, 1993. In addition, TCIC's investment in TBS preferred stock, carried at cost, had an aggregate market value of $954 million, based upon the market value of the common stock into which it is convertible, (which exceeded cost by $781 million) at December 31, 1993.


        TCIC applied Statement No. 115 beginning in the first quarter of 1994. Application of Statement No. 115 resulted in a net increase of $304 million to stockholders' equity on January 1, 1994, representing the recognition of unrealized appreciation, net of taxes, for TCIC's investment in equity securities determined to be available-for-sale (primarily its investment in TBS common stock). Such amount was subsequently adjusted by $141 million immediately prior to the Reorganization. In conjunction with the Reorganization, TCIC reduced its unrealized gain on available-for-sale securities by $161 million, including the transfer of TBS common stock.


(6)     Debt

        Debt is summarized as follows:



                                               Weighted average                   December 31,
                                               interest rate at                   ------------
                                               December 31, 1994             1994             1993
                                               -----------------             ----             ----
                                                                              amounts in millions
          Parent company debt:
             Senior notes                       8.5%                          $  5,412        5,052
             Bank credit facilities             6.9%                               869           80
             Commercial paper                   6.6%                               445           44
             Other debt                                                              2            2
                                                                              --------        -----
                                                                                 6,728        5,178


          Debt of subsidiaries:
             Bank credit facilities             7.3%                             2,828        3,264
             Notes payable                     10.2%                             1,024        1,321
             Convertible notes (a)              9.5%                                45           47
             Other debt                          --                                 87           90
                                                                              --------        -----

                                                                              $ 10,712        9,900
                                                                              ========        =====



                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        (a) These convertible notes, which are stated net of unamortized discount of $186 million and $197 million on December 31, 1994 and 1993, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1993, certain of these notes were converted into 819,000 shares of TCIC Class A common stock. During the year ended December 31, 1994, certain of these notes were converted into 2,350,000 shares of TCIC Class A common stock. In conjunction with the TCI/Liberty Combination, these notes became convertible into TCI Class A common stock. At December 31, 1994, the notes were convertible at the option of the holders, into an aggregate of 38,710,990 shares of TCI Class A common stock.

        On October 28, 1993, TCIC called for redemption all of its remaining Liquid Yield Option(TM) Notes. In connection with such call for redemption, Notes aggregating $405 million were converted into 18,694,377 shares of TCIC Class A common stock and Notes aggregating less than $1 million were redeemed together with accrued interest to the redemption date. Prior to the aforementioned redemption, Notes aggregating $6 million were converted into 259,537 shares of TCIC Class A common stock during 1993.

        During the year ended December 31, 1992, TCIC called for redemption all of its 7% convertible subordinated debentures. Debentures aggregating $114 million were converted into 6,636,881 shares of TCIC Class A common stock and the remaining debentures were redeemed at 104.2% of the principal amount together with accrued interest to the redemption date.

        TCIC's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments.

        In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.9% on notional amounts of $550 million at December 31, 1994 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,605 million at December 31, 1994. During the years ended December 31, 1994, 1993 and 1992, TCIC's net payments pursuant to the Fixed Rate Agreements were $26 million, $38 million and $46 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $36 million, $31 million and $7 million, respectively. After giving effect to TCIC's interest rate exchange agreements, approximately 45% of TCIC's indebtedness bears interest at fixed rates.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

                       Fixed Rate Agreements                               Variable Rate Agreements
                       ---------------------                               ------------------------
          Expiration            Interest Rate    Notional    Expiration            Interest Rate        Notional
            Date                  To Be Paid      Amount        Date               To Be Received       Amount
          --------------        -------------    ------      --------------        --------------       ------
          August 1995                7.2%          $ 10          April 1995               6.4%           $   75
          April 1996                 9.9%            30          August 1995              7.7%               10
          May 1996                   8.3%            50          April 1996               6.8%               50
          July 1996                  8.2%            10          July 1996                8.2%               10
          August 1996                8.2%            10          August 1996              8.2%               10
          November 1996              8.9%           150          September 1996           4.6%               150
          October 1997          7.2%-9.3%            60          April 1997               7.0%               200
          December 1997              8.7%           230          September 1998      4.8%-5.2%               300
                                                   ----
                                                                 April 1999               7.4%               100
                                                   $550          September 1999      7.2%-7.4%               300
                                                   ====
                                                                 February 2000       5.8%-6.6%               650
                                                                 March 2000          5.8%-6.0%               675
                                                                 September 2000           5.1%                75
                                                                                                         -------
                                                                                                         $ 2,605
                                                                                                         =======

        TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

        The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at December 31, 1994, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $195 million at December 31, 1994 to terminate the agreements.

        In order to diminish its exposure to extreme increases in variable interest rates, TCIC has also entered into various interest rate hedge agreements on notional amounts of $325 million which fix the maximum variable interest rates at 11%. Such agreements expire during the third and fourth quarters of 1995.

        The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,712 million, was $10,614 million at December 31, 1994.

        TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        TCIC remains the sole obligor with respect to all indebtedness and other obligations of Old TCI outstanding at the time the TCI/Liberty Combination were consummated and TCI has not assumed any such indebtedness or other obligations.

        Annual maturities of debt for each of the next five years are as follows:

                                          Parent             Total
                                          ------             -----
                                             amounts in millions
                1995                       $ 688*            $ 1,155*
                1996                         240                 870
                1997                         173                 557
                1998                         480                 773
                1999                         403                 774

                * Includes $445 million of commercial paper.

(7)     Redeemable Preferred Stocks

        The 4-1/2% Convertible Preferred Stock was stated at its redemption value of $3,000 per share, and each share was convertible into 204 shares of TCIC Class A common stock. In February of 1994, all of the shares of such convertible preferred stock were tendered to TCIC for conversion and, on March 3, 1994, 1,265,004 shares of TCIC Class A common stock were issued to the holders of such preferred stock.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        Employee Benefit Plans

        TCIC had an Employee Stock Purchase Plan ("ESPP") to provide employees an opportunity for ownership in the Company and to create a retirement fund. Terms of the ESPP provided for employees to contribute up to 10% of their compensation to a trust for investment in TCIC common stock. TCIC, by annual resolution of the Board of Directors, contributed up to 100% of the amount contributed by employees. Certain of TCIC's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $19 million, $16 million and $13 million for 1994, 1993 and 1992, respectively.

        Stock Options

        TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the TCI/Liberty Combination. Estimates of the compensation relating to the stock appreciation rights granted to employees of TCIC have been recorded through December 31, 1994, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

        An officer of TCIC received payments of $512,500 and $569,000 from TCIC (based on the then market value of TCIC Class A common stock of $20.25 and $21.375 per share) in July and December of 1992, respectively, in cancellation of the remainder of his option covering 100,000 shares of TCIC Class A common stock. Another officer received payment of $2,276,000 from TCIC in December of 1992 upon cancellation of his option covering 200,000 shares of TCIC Class A common stock. The amount paid was based on the then market value of TCIC Class A common stock of $21.375 per share.

(9)     Transactions with Officers and Directors

        On December 10, 1992, pursuant to a restricted stock award agreement, an officer, who is also a director, of TCIC was transferred the right, title and interest in and to 124.03 shares (having a liquidation value of $4 million) of the 12% Series B cumulative compounding preferred stock of WestMarc Communications, Inc. (a wholly-owned subsidiary of TCIC) owned by TCIC. Such preferred stock is subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, decreasing by 10% on February 1 of each year.

        On December 14, 1992, an officer, who is also a director, sold 100,000 shares of TCIC Class B common stock to TCIC for $2,138,000.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(10)    Income Taxes

        TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCIC, subsequent to the TCI/Liberty Combination, is included in the consolidated Federal income tax return of TCI. Income tax expense for TCIC is based on those items in the consolidated calculation applicable to TCIC. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due from affiliated companies included as a reduction of stockholders' equity.


        The Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (Statement No. 109") requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Income tax expense attributable to income or loss from continuing operations for the years ended December 31, 1994, 1993 and 1992 consists of:

                                                           Current        Deferred          Total
                                                           -------        --------         -------
                                                                      amounts in millions
          Year ended December 31, 1994:
             Intercompany allocation                       $(73)             (34)             (107)
             State and local                                (14)             (10)              (24)
                                                           ----             ----              ----

                                                           $(87)             (44)             (131)
                                                           ====             ====              ====

          Year ended December 31, 1993:
             Federal                                       $(14)            (119)             (133)
             State and local                                (15)             (20)              (35)
                                                           ----             ----              ----

                                                           $(29)            (139)             (168)
                                                           ====             ====              ====

          Year ended December 31, 1992:
             Federal                                       $ --              (24)              (24)
             State and local                                (10)              (4)              (14)
                                                                            ----              ----

                                                           $(10)             (28)              (38)
                                                           ====             ====              ====


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        The significant components of deferred income tax expense for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                         Years ended
                                                                         December 31,
                                                           -------------------------------------
                                                            1994             1993             1992
                                                           ------           ------           ------
                                                                    amounts in millions
          Deferred tax expense
             (exclusive of effects of other
             components listed below)                      $    (44)        (63)             (28)
          Adjustment to deferred tax assets
             and liabilities for enacted change
             in tax rates                                        --         (76)              --
                                                           --------      ------           ------

                                                           $    (44)       (139)             (28)
                                                           ========     =======           ======

        Income tax expense attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 as a result of the following:

                                                                        Years ended
                                                                        December 31,
                                                                   ------------------------
                                                             1994             1993             1992
                                                            ------           ------           ------
                                                                     amounts in millions
          Computed "expected" tax
             expense                                       $    (78)        (56)             (15)
          Adjustment to deferred tax assets
             and liabilities for enacted change
             in Federal income tax rate                          --         (76)              --
          Dividends excluded for income
             tax purposes                                         1           4               10
          Amortization not deductible for
             tax purposes                                       (12)        (12)              (8)
          Minority interest in earnings of
             consolidated subsidiaries                           (1)         (1)             (14)
          Recognition of losses of
             consolidated partnership                           (10)         (8)              --
          State and local income taxes,
             net of Federal income
             tax benefit                                        (21)        (23)              (9)
          Valuation allowance for foreign
             corporations                                        (9)         --               --
          Other                                                  (1)          4               (2)
                                                           --------      ------           ------

                                                           $   (131)       (168)             (38)
                                                           ========      ======           ======


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                                                 December 31,
                                                                            ----------------------
                                                                             1994             1993
                                                                            ------           ------
                                                                              amounts in millions
          Deferred tax assets:
             Net operating loss carryforwards                           $   489              590
                Less - valuation allowance                                  (99)             (90)
             Investment tax credit carryforwards                            122              140
                Less - valuation allowance                                  (36)             (36)
             Alternative minimum tax credit
                carryforwards                                                89               19
             Investments in affiliates, due
                principally to losses of affiliates
                recognized for financial statement
                purposes in excess of losses
                recognized for income tax purposes                          171              266
             Future deductible amounts principally
                due to non-deductible accruals                               13               27
             Other                                                            5               13
                                                                        -------            -----

                   Net deferred tax assets                                  754              929
                                                                        -------            -----

          Deferred tax liabilities:
             Property and equipment, principally
                due to differences in depreciation                        1,160            1,193
             Franchise costs, principally due to
                differences in amortization                               2,598            2,784
             Investment in affiliates, due
                principally to undistributed
                earnings of affiliates                                      210              256
             Other                                                           85                6
                                                                        -------            -----
                   Total gross deferred tax liabilities                   4,053            4,239
                                                                        -------            -----

                   Net deferred tax liability                           $ 3,299            3,310
                                                                        =======            =====

        The valuation allowance for deferred tax assets as of December 31, 1994 was $135 million. Such balance increased by $9 million from December 31, 1993 resulting from a valuation allowance established against net operating losses of foreign corporations. Subsequently recognized tax benefits relating to $126 million of the valuation allowance for deferred tax assets as of December 31, 1994 will be recorded as reduc-tions of franchise costs.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        At December 31, 1994, TCIC had net operating loss carryforwards for income tax purposes aggregating approximately $926 million of which, if not utilized to reduce taxable income in future periods, $11 million expires through 2002, $151 million in 2003, $121 million in 2004, $364 million in 2005, $269 million in 2006, $8 million in 2008 and $2 million in 2009. Certain subsidiaries of TCIC had additional net operating loss carryforwards for income tax purposes aggregating approximately $247 million and these net operating losses are subject to certain rules limiting their usage.

        At December 31, 1994, TCIC had remaining available investment tax credits of approximately $67 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCIC had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

        Certain of the Federal income tax returns of TCIC and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1979 through 1992. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of TCIC. TCIC pursued a course of action on certain issues (primarily the deductibility of franchise cost amortization) the IRS had raised and such issues were argued before the United States Tax Court. During 1990, TCIC received a favorable decision regarding these issues. The IRS appealed this decision but TCIC prevailed in the appeal. The IRS elected not to further appeal the decision to the Supreme Court. TCIC has entered into a closing agreement with the IRS which settles these matters for all open tax years. A subsidiary of TCIC has filed a petition in United States Tax Court protesting the disallowance of certain Transitional Investment Tax Credits and such issue should be litigated by early 1996.

        New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. TCIC has reflected the tax rate change in its consolidated statements of operations in accordance with the treatment prescribed by Statement No. 109. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(11)    Commitments and Contingencies

        During 1994, subsidiaries of TCI, Comcast, Cox Communications,
        Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partner have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

        WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. TCIC owns a 30% interest in WirelessCo.

        During 1994, subsidiaries of Cox, Sprint and TCIC also formed a separate partnership ("PhillieCo"), in which TCIC owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

        WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        At the end of the first quarter of 1995, subsidiaries of TCIC, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCIC has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCIC's cable facilities for the provision of telephony services is expected to be substantial.

        Subsidiaries of TCIC, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG"), which is one of the largest competitive access providers in the United States in terms of route miles. TCIC, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. TCIC currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, TCIC, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

        Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period, which amount includes the approximately $500 million already contributed by the partners to WirelessCo. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.


        At December 31, 1994, TCIC was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. TCIC pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of TCIC as collateral for the letter of credit. There were no borrowings pursuant to such letter of credit at December 31, 1994.


                                                                   (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


        On January 20, 1995, Tele-Vue Systems, Inc. ("Tele-Vue"), Viacom International, Inc. ("Viacom"), InterMedia Partners IV, L.P. ("IP-IV") and RCS Pacific, L.P. ("RCS Pacific") entered into an Asset Purchase Agreement (the "Tele-Vue Agreement") pursuant to which RCS Pacific agreed to acquire from Tele-Vue the assets of certain cable television systems for total consideration of approximately $1,983 million, subject to adjustment in accordance with the terms of the Tele-Vue Agreement. A subsidiary of TCI has agreed to loan $600 million in cash to IP-IV. IP-IV will, in turn, loan such $600 million to RCS Pacific. RCS Pacific could use the proceeds of the aforementioned loan as a portion of the total cash consideration to be paid to Tele-Vue, or at the option of TCI, to purchase $600 million of TCI Class A common stock. Should TCI elect to sell such common stock, RCS Pacific has the option to pay the consideration to Tele-Vue by delivery of RCS Pacific's short-term note of up to $600 million of the total consideration with the balance to be paid in cash. Such note, if it is delivered, will be secured by RCS Pacific's pledge of shares of stock of TCI having an aggregate market value equal to the principal amount of, and accrued interest on, the note delivered to Tele-Vue. The consummation of the transactions contemplated by the Tele-Vue Agreement is conditioned, among other things, on receipt of approvals of various franchise and other governmental authorities and receipt of "minority tax certificates" from the FCC. Both Houses of Congress have passed legislation to repeal previous legislation which provided for minority tax certificates. The bills are currently in conference. There can be no assurance that the conditions precedent to closing the asset purchase will be satisfied, or that the parties will be able to agree on different terms, if necessary.

        TCIC, through an indirect wholly-owned subsidiary, would hold a 25% limited partnership interest in IP-IV, and IP-IV would in turn hold a 79% limited partnership interest in RCS Pacific. TCIC would account for its investment in IP-IV under the equity method of accounting.

        On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.


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


        TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $173 million at December 31, 1994. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any such obligations, that they will not be material to TCIC.


        TCIC leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Minimum rental expense under such arrangements, net of sublease rentals, amounted to $69 million, $59 million and $57 million in 1994, 1993 and 1992, respectively.

        Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                                 Years ending
                                 December 31,
                                 ------------
                                       1995          $  19
                                       1996             15
                                       1997             13
                                       1998             11
                                       1999              9

        It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1995.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(12)    Discontinued Operations

        TCIC sold its motion picture theatre business and certain theatre-related real estate assets on May 12, 1992. The selling price (including liabilities assumed) was approximately $680 million. In connection with the disposition, TCIC paid $92.5 million for certain preferred stock of the buyer. No gain or loss was recognized in connection with this transaction as the net assets of discontinued operations were reflected at their net realizable value.

        Operating results for the theatre operations for the period from January 1, 1992 through May 12, 1992 are reported separately in the consolidated statements of operations under the caption "Loss from discontinued operations" and include:

                                                                                 1992
                                                                                 ------
                                                                           amounts in millions
                   Revenue                                                      $ 211

                   Loss before income taxes                                     $ (16)

                   Income tax benefit                                           $   1

                   Net loss                                                     $ (15)


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                      (formerly Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(13)    Subsequent Events (Unaudited)

        As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D with an aggregate initial liquidation value of $300 million. The amount of net liabilities assumed by TCIC and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post-closing adjustments.

        Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, TCI and Comcast entered into a purchase agreement whereby TCI would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition was consummated subsequent to December 31, 1994.

                                   PART III.


Item 10.         Directors and Executive Officers of the Registrant.

         The following lists the directors and executive officers of Tele-Communications, Inc. ("TCI" or the "Company") and TCI Communications, Inc. ("TCIC"), their birth dates, a description of their business experience and positions held with the Company as of February 10, 1995. Directors of TCI are elected to staggered three-year terms with one-third elected annually. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders held during the year footnoted opposite their names. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.


            Name                                                  Positions
- ----------------------------         ------------------------------------------------------------------
Bob Magness(1)                       Chairman  of the Board of TCI since June of 1994 and of TCIC since 1973;
Born June 3, 1924                    TCIC director since 1968.

John C. Malone(2)                    TCI director since June of 1994; Chief Executive  Officer and  President
Born March 7, 1941                   of  TCI since  January of  1994;   Chief Executive Officer  of TCIC from
                                     March  of 1992 to October  of 1994  and President of TCIC  from  1973 to
                                     October of 1994;  is President and a director of many  of  the Company's subsidiaries;  also a director of Turner Broadcasting  System, Inc., BET
                                     Holdings, Inc., and  The Bank of New York; TCIC director since 1973.

Donne  F. Fisher(3)                  Executive Vice President  and Treasurer of  TCI since  January of  1994;
Born May 24, 1938                    Executive Vice  President of  TCIC from December  of 1991 to  October of
                                     1994; was  previously  Senior Vice  President  of  TCIC since  1982  and
                                     Treasurer since  1970; also a  director of General  Communication, Inc.;
                                     TCI director since June of 1994; TCIC director since 1980.

John W. Gallivan(1)                  Chairman  of  the  Board  of  Kearns-Tribune  Corporation,  a  newspaper
Born June 28, 1915                   publishing concern; also a director  of Silver King Mining  Company; TCI director since June of 1994; TCIC director from 1980 to August of 1994.

Kim Magness(3)                       TCI director since  June of 1994; TCIC  director from 1985 to  August of
Born May 17, 1952                    1994;  manages  numerous  personal  and  business  investments,  and  is
                                     Chairman  and President  of a company  developing liners  for irrigation canals.

Robert A. Naify(2)                   TCI director since  June of 1994; TCIC  director from 1987 to  August of
Born February 17, 1922               1994; also Co-Chairman, Co-Chief Executive Officer and a director of The
                                     Todd-AO Corporation.


                                                                     (continued)



                                    III-1

            Name                                                  Positions
- ----------------------------         ------------------------------------------------------------------
Jerome H. Kern(1)                    TCI director since June  of 1994; TCIC director from December of 1993 to
Born June 1, 1937                    August of  1994; also is a senior  partner with the law  firm of Baker &
                                     Botts,  L.L.P.,  since September  of 1992.    Prior to  joining  Baker &
                                     Botts, L.L.P., was  senior partner  with the  Law Offices  of Jerome  H.
                                     Kern  from January 1, 1992 to September 1,  1992 and, prior to that, was a senior partner with  the law  firm of  Shea & Gould  from 1986 through
                                     December 31, 1991.

R.E. Turner(3)                       TCI director since June of 1994; Appointed TCIC director from June of
Born November 19, 1938               1994 to August of 1994; also  Chairman of  the Board and President of
                                     Turner Broadcasting System, Inc. since 1970.

Tony Coelho(2)                       Appointed TCIC director from  March of 1994 to  August  of  1994;   also
Born June 14, 1942                   President and Chief Executive  Officer of Wertheim  Schroder  Investment
                                     Services; Managing Director  of Wertheim Schroder  & Co.,  Incorporated;
                                     was  formerly  U.S. Representative from  California  from  January  1979 through June 1989  and the Majority Whip  of the U.S.  House  of  Repre-
                                     sentatives from  December 1986 through  June 1989; also  a  director  of
                                     Circus Circus Enterprises, Inc.,   ICF    Kaiser  International,   Inc.,
                                     Service   Corporation International,  Specialty   Retail   Group,  Inc.,
                                     and Tanknology Environmental, Inc.

Stephen M. Brett                     Executive Vice President  and Secretary of  TCI since  January of  1994.
Born September 20, 1940              Appointed TCI Senior  Vice President and General  Counsel of TCIC  as of
                                     December of 1991.   Vice President and Secretary and a  director of most
                                     of TCI's subsidiaries.   From August of  1988 through December of  1991,
                                     was  Executive Vice  President-Legal  and  Secretary of  United  Artists
                                     Entertainment  Company  ("UAE")  and  its  predecessor,  United  Artists
                                     Communications, Inc. ("UACI").

Fred A. Vierra                       Executive Vice  President  of  TCI  since  January  of  1994.   Chairman
Born November 9, 1931                of the Board and  Chief Executive Officer of TCI International Holdings,
                                     Inc., a wholly-owned subsidiary of TCI, since September of 1994. Executive
                                     Vice President  of TCIC from  December of  1991 to October  of 1994. Was
                                     President, Chief  Operating Officer and  a director  of UAE  from May of
                                     1989 through December of 1991.

Peter R. Barton                      Executive Vice President  of TCI since  January of  1994; President  and
Born April 6, 1951                   Chief  Executive  Officer  of  Liberty Media Corporation  ("Liberty"), a
                                     wholly-owned subsidiary of TCI subsequent to August 4, 1994, since  June of 1990; was Senior  Vice President of TCIC from  1988 to March of  1991.




                                                                     (continued)





                                     III-2

            Name                                                  Positions
- ----------------------------         ------------------------------------------------------------------
Brendan R. Clouston                  Executive Vice President  of TCI since January  of 1994;  President  and
Born April 28, 1953                  Chief Executive Officer of TCIC since  October of  1994; Executive  Vice
                                     President  and  Chief Operating  Officer  of  TCIC from  March  of  1992 to October  of  1994; previously Senior Vice  President  of  TCIC  since
                                     December of 1991;  from January of 1987  through December of  1991, held various executive  positions with UAE and  its predecessor,  UACI,  most recently Executive  Vice President and Chief Financial Officer.

Larry E. Romrell                     Executive Vice President of TCI since January of 1994.  President of TCI
Born December 30, 1939               Technology  Ventures, Inc.,  a  wholly-owned  subsidiary of  TCI,  since
                                     September of 1994; Senior Vice President  of TCIC  from  1991 to October
                                     of 1994;  previously held various  executive   positions  with  WestMarc
                                     Communications,   Inc. ("WestMarc"), a wholly-owned subsidiary of TCI.

Barry P. Marshall                    Executive  Vice  President and  Chief  Operating Officer  of  TCIC since
Born March 4, 1946                   October of 1994.  Executive  Vice President and Chief  Operating Officer
                                     of  TCI  Cable   Management   Corporation,  TCIC's   primary   operating
                                     subsidiary,  from  March  of  1992  through  January 1, 1994,  where  he
                                     directly  oversaw  all  of  TCIC's regional  operating divisions.   From
                                     1986 to March of  1992, was  Vice President  and Chief Operating  Officer
                                     of TCIC's  largest regional operating division.

Gary K. Bracken                      Controller  of TCIC since 1969.  Appointed Senior Vice President of TCIC
Born July 29, 1939                   in December of  1991.  Was named Vice President and Principal Accounting
                                     Officer of TCIC in 1982.

Bernard W. Schotters                 Appointed  Senior  Vice  President-Finance  and  Treasurer  of  TCIC  in
Born November 25, 1944               December  of 1991.    Was appointed  Vice  President-Finance of  TCIC in
                                     1984.  Vice President and Treasurer of most of TCI's subsidiaries.

Robert N. Thomson                    Appointed  Senior Vice President  of TCIC  in February of  1995.  Senior
Born December 19, 1943               Vice President of  Communications and Policy Planning for TCIC from 1991
                                     to October  of 1994.   Previously, Vice President  of Government Affairs
                                     for TCIC from January of 1987 to 1991.

J. C. Sparkman                       Executive Vice  President of TCI from January  of 1994 through March 10,
Born September 12, 1932              1995.   Mr. Sparkman  retired in  March of 1995.  TCIC  Executive Vice
                                     President from 1987 to October of 1994.


_______________________________

(1)  Director's term expires in 1995.
(2)  Director's term expires in 1996.
(3)  Director's term expires in 1997.


                                                                     (continued)





                                     III-3

         There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption, except that Bob Magness and Kim Magness are father and son, respectively.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TCI's officers and directors, and persons who own more than ten percent of a registered class of TCI's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish TCI with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to TCI, or written representations that no Forms 5 were required, TCI believes that, during the year ended December 31, 1994, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one report each, covering the initial reporting of shareholdings, was filed late by Mr. Romrell and Mr. Barton.

Item 11.         Executive Compensation.

         (a) Summary Compensation Table of Tele-Communications, Inc. The following table shows, for the years ended December 31, 1994, 1993 and 1992 all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TCI, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1994:


                                                                                  Long-Term Compensation
                                                                           -----------------------------------
                                        Annual Compensation                           Awards           Payouts
                         ---------------------------------------------     -----------------------     -------
                                                                Other                    Securities
                                                                Annual     Restricted    Underlying
                                                               Compen-       Stock        Options/      LTIP        All Other
                                                                sation      Award(s)        SARs       Payouts    Compensation
Position                 Year      Salary ($)     Bonus ($)     ($)(4)          ($)          (#)          ($)            ($)
- --------                 ----     ------------    ---------   ---------   -----------   ------------  ---------  ---------------
Bob Magness              1994   $830,769             ---      $    ---        ---            ---         ---      $ 2,500 (9)
Chairman of the          1993   $800,000             ---      $    ---        ---            ---         ---      $ 2,500 (9)
   Board                 1992   $488,250             ---      $  2,355        ---        1,000,000(7)    ---      $ 2,000 (9)

John C. Malone           1994   $821,731 (1)         ---      $  2,610        ---            ---         ---      $17,500 (8)(9)
President and Chief      1993   $800,000 (1)         ---      $  2,726        ---            ---         ---      $17,500 (8)(9)
   Executive Officer     1992   $490,385 (1)         ---      $  2,595        ---        1,000,000(7)    ---      $17,999 (8)(9)

Fred A. Vierra           1994   $669,613 (2)         ---      $  1,024        ---          200,000(5)    ---      $15,000 (8)
Executive Vice           1993   $623,617 (2)         ---      $    263        ---          100,000(6)    ---      $15,000 (8)
   President             1992   $422,300 (2)         ---           ---        ---          100,000(7)    ---      $ 8,728 (8)

Brendan R. Clouston      1994   $525,000             ---      $  1,000        ---          200,000(5)    ---      $15,000 (8)
Executive Vice           1993   $519,231             ---      $    263        ---          500,000(6)    ---      $15,000 (8)
   President             1992   $279,476             ---           ---        ---          500,000(7)    ---      $ 8,728 (8)

J. C. Sparkman           1994   $756,750 (3)         ---      $  2,745        ---            ---         ---      $15,000 (8)
Executive Vice           1993   $738,000 (3)         ---      $  2,823        ---            ---         ---      $15,000 (8)
   President             1992   $431,622 (3)         ---      $  2,595        ---          100,000(7)    ---      $15,286 (8)


____________________

(1) Includes deferred compensation of $320,000 in 1994 and $150,000 in each of 1993 and 1992.


                                                                     (continued)





                                     III-4

(2) Includes deferred compensation of $250,000, $250,000 and $41,667 in 1994, 1993 and 1992, respectively.

(3) Includes deferred compensation of $188,000, $188,000 and $31,333 in 1994, 1993 and 1992, respectively.


(4) Consists of amounts reimbursed during the year for the payment of taxes.


(5) For additional information regarding this award, see Option/SAR Grants Table below.

(6) The Company has a stock incentive plan, the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "Plan"). Pursuant to the Agreement and Plan of Merger, dated as of January 26, 1994, as amended, by and among the Company, Liberty Media Corporation, TCI Communications, Inc. (formerly Tele-Communications, Inc.), TCI Mergerco, Inc. and Liberty Mergerco, Inc. (the "Merger Agreement") and certain Assumption and Amended and Restated Stock Option Agreements, holders of stock options and/or stock appreciation rights granted (or assumed) by TCIC and holders of stock options and/or stock appreciation rights granted by Liberty (collectively, the "Assumed Options and SARs") surrendered the Assumed Options and SARs to TCI following the transactions whereby TCIC and Liberty became wholly-owned subsidiaries of TCI (the "TCI/Liberty Combination"). The Company assumed the Assumed Options and SARs and in place thereof substituted new stock options and stock appreciation rights under the Plan having substantially similar terms. On October 12, 1993 certain executive officers and other key employees were granted 1,355,000 options in tandem with stock appreciation rights to acquire shares of TCI Class A common stock at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase an aggregate of 600,000 shares of TCI Class A common stock was made to Messrs. Clouston and Vierra at a purchase price of $16.75 per share. Such options represent a portion of the Assumed Options and SARs. Such options vest evenly over four years, first became exercisable on October 12, 1994 and expire on October 12, 2003. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of
         (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.


                                                                     (continued)





                                     III-5

(7) On November 11, 1992, certain executive officers and other key employees were granted 4,020,000 options in tandem with stock appreciation rights to acquire shares of TCI Class A common stock at a purchase price of $16.75 per share. Such options represent a portion of the aforementioned Assumed Options and SARs. Such options vest and become exercisable evenly over 5 years, first became exercisable beginning on November 11, 1993 and expire on November 11, 2002. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of
         (i) termination by the Company without cause (ii) termination by grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

(8) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of TCI are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

                Years of service                  Vesting Percentage
                ----------------                  ------------------
                Less than 1                                0
                      1-2                                 20
                      2-3                                 30
                      3-4                                 45
                      4-5                                 60
                      5-6                                 80
                      6 or more                          100

         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so at any time. The ESPP provides for full and immediate vesting of all participants rights upon termination. During 1994, 1993 and 1992, TCI contributed $15,000, $15,000 and $14,999, respectively, to the ESPP for Dr. Malone.

(9) Includes fees paid to directors for attendance at each meeting of the Board of Directors ($500 per meeting). During 1994, 1993 and 1992, a total of $2,500, $2,500 and $3,000 of such fees, respectively, were paid to Dr. Malone.





                                     III-6

         (b) Option/SAR Grants Table of Tele-Communications, Inc. The following table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers of TCI during the year ended December 31, 1994:

                        Number of
                        Securities
                        Underlying     % of Total
                        Options/      Options/SARs                     Market
                          SARs          Granted        Exercise or    Price on                           Grant Date
                         Granted      to Employees     Base Price    Grant Date       Expiration        Present Value
Name                     (#)(1)     in Fiscal Year(1)     ($/Sh)      ($/Sh)(2)           Date              ($)(3)
- ----                    ---------   -----------------  -----------   ----------      -------------      -------------
Bob Magness                  ---           ---              ---          ---              ---                ---

John C. Malone               ---           ---              ---          ---              ---                ---

Fred A. Vierra           200,000           6.2%            $22.00      $24.125      November 17, 2004     $ 2,828,000

Brendan R. Clouston      200,000           6.2%            $22.00      $24.125      November 17, 2004     $ 2,828,000

J.C. Sparkman                ---           ---              ---          ---              ---                ---

_________________________

(1) On November 17, 1994, pursuant to the Plan, certain executive officers and other key employees were granted 3,214,000 options in tandem with stock appreciation rights to acquire shares of TCI Class A common stock at a purchase price of $22.00 per share. Such options vest evenly over five years, become exercisable beginning on November 17, 1995 and expire on November 17, 2004. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company
         (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the
         Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

(2) Represents the closing market price per share of TCI Class A common stock on November 17, 1994.


(3) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 7.25% discount rate; (b) a volatility factor based upon TCI's historical trading pattern; (c) the 10-year option term; and (d) the closing price of TCI's common stock on March 1, 1995. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.





                                     III-7

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table of Tele-Communications, Inc. The following table shows each exercise of stock options and SARs during the year ended December 31, 1994 by each of the named executive officers of TCI and the December 31, 1994 year-end value of unexercised options and SARs on an aggregated basis:

                                                                              Number of
                                                                              Securities        Value of
                                                                              Underlying       Unexercised
                                                                             Unexercised       In-the-Money
                                                                             Options/SARs      Options/SARs
                                                                                  at                at
                                                                             December 31,      December 31,
                                                                               1994 (#)          1994 ($)
                                     Shares Acquired      Value Realized     Exercisable/      Exercisable/
          Name                        on Exercise (#)             ($)       Unexercisable     Unexercisable
          -----                     ------------------  -----------------   -------------     -------------
          Bob Magness
             Exercisable                    ---                 ---              400,000       $ 2,000,000
             Unexercisable                  ---                 ---              600,000       $ 3,000,000

          John C. Malone
             Exercisable                    ---                 ---              400,000       $ 2,000,000
             Unexercisable                  ---                 ---              600,000       $ 3,000,000

          Fred A. Vierra
             Exercisable                    ---                 ---                9,714       $   111,225
             Exercisable                    ---                 ---               65,000       $   325,000
             Unexercisable                  ---                 ---              335,000       $   675,000

          Brendan R. Clouston
             Exercisable                    ---                 ---              325,000       $ 1,625,000
             Unexercisable                  ---                 ---              875,000       $ 3,375,000

          J.C. Sparkman
             Exercisable                    ---                 ---               40,000       $   200,000
             Unexercisable                  ---                 ---               60,000       $   300,000



         (d) Compensation of directors. The standard arrangement by which TCI's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of TCI receives additional compensation of $30,000 per year. In addition, the Company's Board of Directors has approved, subject to stockholder approval of the Director Stock Option Plan, the grant effective as of November 16, 1994, to each person that as of such date was a member of the Board of Directors and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of Class A common stock. Such options have a purchase price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995, and will expire on November 16, 2004. If the stockholders approve the Director Stock Option Plan, each person who thereafter becomes a director of the Company and is not an employee of the Company or any of its subsidiaries will be automatically granted similar options upon such person's becoming a director. The exercise price of each such subsequently granted option will be equal to the fair market value of the Class A common stock on the date the option is granted. In general, such fair market value will be 95% of the last sale price for the shares of the Class A common stock as reported on the Nasdaq Stock Market on the date of the grant, with the price resulting from such percentage rounded down to the nearest quarter dollar.


         Effective on November 1, 1992, the Company created a deferred compensation plan for all non-employee directors. Each director may elect to defer receipt of all, but not less than all, of the annual compensation (excluding meeting fees and reimbursable expenses) payable to the director for serving on the Company's Board of Directors for each calendar year for which such deferral is elected. An election to defer may be made as to the compensation payable for a single calendar year or period of years. Any compensation deferred shall be credited to the director's account on the last day of the quarter for which compensation has accrued. Such deferred compensation will bear interest from the date credited to the date of payment at a rate of 8% per annum in 1993 and 120% of the applicable federal long-term rate thereafter, compounded annually.





                                     III-8

         A director may elect payment of deferred compensation to be made at a specified year in the future or upon termination of the director's service as director of the Company. Each director may elect payment in a lump sum, three substantially equal consecutive annual installments or five substantially equal consecutive annual installments. In the event that a director dies prior to payment of all the amounts payable pursuant to the plan, any amounts remaining in the director's deferred compensation account, together with accrued interest thereon, shall be paid to the director's designated beneficiary.

         There are no other arrangements whereby any of TCI's directors received compensation for services as a director during 1994 in addition to or in lieu of that specified by the aforedescribed standard arrangement.


         (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. Effective November 1, 1992 the employment agreements between TCIC and Mr. Magness and Dr. Malone, as amended, were further amended and restated. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreements were assumed by TCI. The term of each agreement is extended daily so that the remainder of the employment term shall at all times on and prior to the effective date of the termination of employment as provided by each agreement be five years. Dr. Malone's and Mr. Magness' employment agreements provide for annual salaries of $800,000. Additionally, these employment agreements provide for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.



         Dr. Malone's employment agreement provides, among other things, for deferral of a portion (40% in 1993 and not in excess of 40% thereafter) of the monthly compensation payable to him. Pursuant to a letter agreement entered into between Dr. Malone and the Company subsequent to the date of his employment agreement, Dr. Malone deferred $150,000 in 1993 in lieu of 40% of his compensation for such year. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of Dr. Malone's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The amendment also provides for the payment of certain benefits, discussed below.


         Mr. Magness' and Dr. Malone's agreements described above also provide that upon termination of such executive's employment by the Company (other than for cause, as defined in the agreement), or if Mr. Magness or Dr. Malone elects to terminate the agreement because of a change in control of the Company, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

         Dr. Malone's and Mr. Magness' agreements provide that during their employment with the Company and for a period of two years following the effective date of their termination of employment with the Company, unless termination results from a change in control of the Company, they will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of the Company. However, the agreements provide that both executives may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq System to the extent of an aggregate of 5% of the amount of such securities outstanding.





                                     III-9

         Dr. Malone's agreement also provides that in the event of termination of his employment with the Company, he will be entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences), the first of which will be payable on the first day of the month succeeding the termination of Dr. Malone's employment. In the event of Dr. Malone's death, his beneficiaries will be entitled to receive the foregoing monthly payments. The Company currently owns a whole-life insurance policy on Dr. Malone, the face value of which is sufficient to meet its obligation under the salary continuation arrangement. The premiums payable by the Company on such insurance policy are currently being funded through earnings on the policy.
Dr. Malone has no interest in this policy.

         The Company pays a portion of the annual premiums (equal to the "PS-58" costs) on three whole-life insurance policies of which Dr. Malone is the insured and trusts for the benefit of members of his family are the owners. The Company is the designated beneficiary of the proceeds of such policies less an amount equal to the greater of the cash surrender value thereof at the time of Dr. Malone's death and the amount of the premiums paid by the policy owners.


         Effective November 1, 1992, TCIC entered into an employment agreement with Mr. Vierra which will expire on December 31, 1997. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreement were assumed by TCI. Mr. Vierra's employment agreement provides for a salary of $650,000 per year, of which approximately 38.46% of each monthly payment shall be deferred so as to result in the deferral of payment of Mr. Vierra's salary at the rate of $250,000 per annum. The deferred amounts will be paid in monthly installments over a 240-month period commencing on the later of January 1, 1998 and the termination of Mr. Vierra's full-time employment with the Company, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. Additionally, Mr. Vierra's employment agreement provides for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.


         Mr. Vierra's employment agreement provides that upon termination by the Company without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to such executive. Upon the death of such executive during the employment term, the Company will pay to such executive's beneficiaries a lump sum in an amount equal to the lesser of (i) the compensation due under such executive's employment agreement for the balance of the employment term or (ii) one year's compensation. In the event of such executive's disability, the Company will continue to pay such executive his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of such executive's death.


                                                                     (continued)





                                     III-10

         Mr. Vierra's agreement provides that during his employment with the Company and for a period of two years following the effective date of his termination of employment with the Company, he will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of the Company. However, the agreement provides that such executive may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq System to the extent of an aggregate of 5% of the amount of such securities outstanding. If such executive terminates employment with the Company prior to the expiration of his employment term or if the Company terminates such executive's employment for cause, as defined in the agreement, then the noncompetition clause of the agreement shall apply to the longer of the previously described two year period or the period beginning on the effective date of termination of employment through December 31, 1997.



         Effective November 1, 1992, TCIC entered into an employment agreement with Mr. Sparkman which would have expired on December 31, 1997. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994 the payment, performance and other obligations of such employment agreement were assumed by TCI. Mr. Sparkman's employment agreement provided for a salary of $738,000 per year, of which approximately 25.47% of each monthly payment was deferred resulting in the deferral of payment of Mr. Sparkman's salary at the rate of $188,000 per annum. The deferred amounts will be payable in monthly installments over a 120-month period commencing on January 1, 1998, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. Additionally, Mr. Sparkman's employment agreement provided for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.


         The Company will pay Mr. Sparkman 240 consecutive monthly payments of $6,250 (increased at the rate of 12% per annum compounded annually from January 1, 1988) commencing upon the termination of his employment. In the event Mr. Sparkman dies prior to the payment of all monthly payments, the remainder of such payments shall be made to Mr. Sparkman's designated beneficiaries. The Company owns a whole-life insurance policy on Mr. Sparkman, the face value of which is sufficient to meet its obligations under this salary continuation arrangement. The premiums payable by the Company on such insurance policy are currently being funded through earnings on the policies. Mr. Sparkman has no interest in this policy.

         Dr. Malone and Mr. Sparkman each deferred a portion of their monthly compensation under their previous employment agreements. Such deferred compensation (together with interest thereon at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreements. The rate at which interest accrues on such previously deferred compensation was established in 1983 pursuant to such earlier agreements.

         (f) Additional information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         The members of the Company's compensation committee are Messrs. Robert
A. Naify and John W. Gallivan, both directors of the Company. Neither Mr.
Naify nor Mr. Gallivan are or were officers of the Company or any of its subsidiaries.

         Mr. R.E. Turner, a director of the Company, is the Chairman of the Board and President of Turner Broadcasting System, Inc. ("TBS") and the beneficial owner of 65.2% of the total voting power of all outstanding TBS stock as of December 31, 1994. Mr. Fred A. Vierra, an Executive Vice President of the Company, serves on the compensation committee of the Board of Directors of TBS. During the year ended December 31, 1994, the Company and its affiliates paid approximately $108 million to purchase certain cable television programming from TBS.

         During the year ended December 31, 1994, the Company paid approximately $1.8 million to TBS relating to the lease of a satellite transponder. The Company is committed to pay approximately $10.8 million through the year 2000 pursuant to such lease.

         During the year ended December 31, 1994, the Company and its affiliates paid license fees of approximately $8 million to TBS for the rights to exhibit certain motion pictures.




         The TBS SuperStation signal is retransmitted by a common carrier, Southern Satellite Systems, Inc. ("Southern"), which is controlled by an indirect wholly-owned subsidiary of the Company. Southern is compensated by the local cable systems receiving the retransmission of the TBS SuperStation and does not have a contract with, or receive compensation from, TBS with respect to such retransmission.

         TBS and the Company each own a 44% indirect interest in SportSouth Network Ltd. ("SportSouth"), a limited partnership that operates a regional sports network serving the Southeast United States. SportSouth's revenue is primarily derived from the sale of advertising and the subscription sale of its service to cable television operators.


                                                                     (continued)





                                     III-11

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.


         (a) Security ownership of certain beneficial owners. The following table sets forth, as of February 10, 1995, information with respect to the ownership of TCI Class A and Class B common stock, TCI Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock" ) and Convertible Preferred Stock, Series C ("Series C Preferred Stock"), by each person known to the Company to own beneficially more than 5% of any such class outstanding on that date. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the TCI Class B Preferred Stock is included in the calculation. The number of shares of Dr. Malone includes interests of such individual in shares held by the trustee of TCI's ESPP. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of the ESPP for the benefit of Dr. Malone, which shares are voted at the discretion of the trustee.


                                                               Amount and
     Title                                                     Nature of
       of             Name and Address                        Beneficial          Percent        Voting
     Class           of Beneficial Owner                       Ownership        of Class(1)      Power
     -----           -------------------                      ----------        -----------      ------
Class A           Bob Magness, Chairman of                4,626,938 (2)(3)(4)        *           26.25%
Class B              the Board and a Director            37,132,076 (2)(4)(7)     43.63%
Class B Pref.     5619 DTC Parkway                          125,000                7.72%
Series C Pref.    Englewood, Colorado                            --                 --

Class A           John C. Malone, President               1,169,983 (5)              *           18.04%
Class B              and a Director                      25,697,083 (6)(7)(8)     30.19%
Class B Pref.     5619 DTC Parkway                          306,000 (6)(8)        18.89%
Series C Pref.    Englewood, Colorado                            --                 --

Class A           Kearns-Tribune Corporation              8,792,514 (4)            1.54%          6.98%
Class B           400 Tribune Building                    9,112,500 (4)(7)        10.71%
Class B Pref      Salt Lake City, Utah                       67,536                4.17%
Series C. Pref                                                   --                 --

Class A           The Associated Group, Inc.             12,479,976                2.18%          5.81%
Class B           200 Gateway Towers                      7,071,852                8.31%
Class B Pref.     Pittsburgh, Pennsylvania                   41,598                2.57%
Series C Pref.                                                   --                 --

Class A           The Equitable Life Assurance           30,733,246 (9)            5.38%          2.15%
Class B              Society of the United States                --                 --
Class B Pref      787 Seventh Avenue                             --                 --
Series C Pref.    New York, New York                             --                 --

Class A           The Capital Group Companies,           42,352,180 (10)           7.41%          2.96%
Class B              Inc.                                        --                 --
Class B Pref.     333 South Hope Street                          --                 --
Series C Pref.    Los Angeles, California                        --                 --
- --------------------

*  Less than one percent.


                                                                     (continued)





                                     III-12

(1) Based on 571,690,775 shares of TCI Class A common stock, 85,114,800 shares of TCI Class B common stock, 1,620,026 shares of TCI Class B Preferred Stock and 70,559 shares of Series C Preferred Stock outstanding on February 10, 1995 (after elimination of shares of TCI held by subsidiaries of TCI).

(2) Mr. Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of TCI Class A and Class B common stock held of record by the Estate of Betsy Magness. The number of shares in the table includes 2,105,332 shares of Class A and 6,346,212 shares of Class B common stock of which Mr. Magness is beneficial owner as executor.

(3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Class A common stock. Options to acquire 400,000 shares of TCI Class A common stock are currently exercisable. See note 7 to the table in Item 11(a) for additional information.

(4) Mr. Magness and Kearns-Tribune Corporation ("Kearns") are parties to a buy-sell agreement, entered into in October of 1968, as amended, under which neither party may dispose of their shares without notification of the proposed sale to the other, who may then buy such shares at the offered price, sell all of their shares to the other at the offered price or exchange one of their Class A shares for each Class B share held by the other and purchase any remaining Class B shares at the offered price. There are certain exceptions, including transfers to specified persons or entities, certain public sales of Class A shares and exchanges of Class A shares for Class B shares.

(5) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Class A common stock. Options to acquire 400,000 shares of TCI Class A common stock are currently exercisable. See note 7 to the table in Item 11(a) for additional information.

(6) Includes 1,173,000 shares of TCI Class B common stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(7) Pursuant to a letter agreement, dated June 17, 1988, Mr. Magness and Kearns-Tribune each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of TCI Class B common stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.


(8) The number of shares of TCI Class B common stock and TCI Class B Preferred Stock in the table includes 6,240,000 and 80,000 TCI Restricted Voting Shares, respectively, that are subject to repurchase by TCI under certain circumstances. Until they cease to be subject to TCI's repurchase right, such shares may not be transferred and, with respect to any matter submitted to a vote of the stockholders of TCI, the votes represented thereby will be cast in the same proportion as all other votes are cast with respect to such matter. The number of shares of TCI common stock and Class B Preferred Stock in the table which are not subject to such repurchase rights and voting requirements represent 13.68% of the total voting power of the shares of TCI common stock, TCI Class B Preferred Stock and Series C Preferred Stock outstanding (excluding the 6,240,000 and 80,000 TCI Restricted Voting Shares from such total voting power).


                                                                     (continued)





                                     III-13

(9) The number of shares in the table is based upon a Schedule 13G, dated February 10, 1995, filed by The Equitable Life Assurance Society of the United States which Schedule 13G reflects that said corporation has sole voting power over 21,927,390 shares and shared voting power over 619,318 shares of Class A common stock of the Company. No information is given in respect to voting power over the remaining shares.

(10) The number of shares in the table is based upon a Schedule 13G, dated February 8 1995, filed by The Capital Group Companies, Inc. Certain operating subsidiaries of The Capital Group Companies, Inc. exercised investment discretion over various institutional accounts which held as of December 31, 1994, 42,352,180 shares of TCI Class A common stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 6,471,333 of said shares. Capital Research and Management Company, registered investment advisor, and Capital International, Ltd. and Capital International, S.A., other operating subsidiaries, had investment discretion with respect to 35,655,750, 137,770 and 87,310 shares, respectively, of the above shares.

         (b) Security ownership of management. The following table sets forth, as of February 10, 1995, information with respect to the ownership of TCI Class A and Class B common stock (other than directors' qualifying shares), Class B Preferred Stock and Series C Preferred Stock by all directors and each of the named executive officers of TCI, other than those listed in the table in
Item 12(a), and by all executive officers and directors of TCI as a group. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and therefore the TCI Class B Preferred Stock is included in the calculation. The number of Class A and Class B shares in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of UAE's Employee Stock Ownership Plan for their respective accounts. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.


                                                                     (continued)





                                     III-14

                              Name of                    Amount and Nature         Percent        Voting
 Title of Class          Beneficial Owner             of Beneficial Ownership     of Class        Power
 --------------          ----------------             -----------------------     --------       ------
Class A            Donne F. Fisher                      543,934 (2)                 *               *
Class B                                                 249,072                     *
Class B Pref.                                             3,464                     *
Series C Pref.                                               --                     --

Class A            John W. Gallivan                       2,124 (3)                 *               *
Class B                                                      --                     --
Class B Pref.                                                14                     *
Series C Pref.                                               --                     --

Class A            Kim Magness                               --                     --              *
Class B                                                 518,000                     *
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            Jerome H. Kern                     2,000,000 (4)                 *               *
Class B                                                      --                     --
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            R.E. Turner                           60,000 (5)                 *               *
Class B                                                      --                     --
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            Tony Coehlo                              800                     *               *
Class B                                                      --                     --
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            Robert A. Naify                   23,638,860 (9)                 3.98%           1.63%
Class B                                                      --                     --
Class B Pref.                                             1,000                     *
Series C. Pref                                               --                     --

Class A            Fred A. Vierra                       762,551 (6)                 *               *
Class B                                                      --                     --
Class B Pref.                                               200                     *
Series C Pref.                                               --                     --


Class A            Brendan R. Clouston                1,208,969 (8)                 *               *
Class B                                                     230                     *
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            J.C. Sparkman                        247,359 (7)                 *               *
Class B                                                      --                     --
Class B Pref.                                                --                     --
Series C Pref.                                               --                     --

Class A            All directors and                 36,967,784 (1)(2)(3)(4)(5)(6)  6.14%           46.05%
                   executive officers                           (7)(8)(9)(10)(11)
Class B            as a group                        63,601,807 (1)(11)            74.72%
Class B Pref.      (19 persons)                         438,884                    27.09%
Series C Pref.                                               --                     --

_________________________

*  Less than one percent.

                                                                     (continued)





                                     III-15

(1)      See notes 1 through 8 to the table in Item 12(a).

(2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Class A common stock. None of the options are exercisable until November 17, 1995. See note 1 to the table in Item 11(b) for additional information.

(3)      Includes 1,524 shares of TCI Class A common stock held by Mr.
Gallivan's wife.


(4) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share. Options to acquire 800,000 shares are currently exercisable and the remainder vest and become exercisable evenly over three years. The options expire on October 12, 1998.


(5) Includes 50,000 shares of TCI Class A common stock held in trust of which Mr. Turner is the trustee and beneficiary. Includes 10,000 shares of TCI Class A common stock held in trust of which Mr. Turner's wife is trustee.

(6) Assumes the exercise in full of stock options, granted in August of 1990, to purchase an aggregate of 9,714 shares of TCI Class A common stock at an adjusted price of $10.30 per share. All such options are fully exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of TCI Class A common stock. Options to acquire 40,000 shares of TCI Class A common stock are currently exercisable. See note 7 to the table in Item 11(a) for additional information. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 100,000 shares of TCI Class A common stock. Options to acquire 25,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Class A common stock. None of these options are exercisable until November 17, 1995. See note 1 to the table in Item 11(b) for additional information.

(7) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of TCI Class A common stock. All such options became fully exercisable upon retirement by Mr. Sparkman. See note 7 to the table in Item 11(a) for additional information.

(8) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 500,000 shares of TCI Class A common stock. Options to acquire 200,000 shares of TCI Class A common stock are currently exercisable. See note 7 to the table in Item 11(a) for additional information. Additionally, assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 500,000 shares of TCI Class A common stock. Options to acquire 125,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Class A common stock. None of the options are exercisable until November 17, 1995. See note 1 to the table in Item 11(b) for additional information.


                                                                     (continued)





                                     III-16

(9) Mr. Robert Naify received notes, which are currently convertible into 22,446,926 shares of TCI Class A common stock, as partial consideration for the sale to TCI of the stock owned by him in UACI. Mr. Naify is also a co-trustee, along with Mr. Naify's brother, Marshall, and their sister, of a trust for the benefit of Marshall which holds additional notes convertible into 341,606 shares of TCI Class A common stock. The number of shares in the table assumes the conversion of these notes.


(10) Certain executive officers and directors of TCI (11 persons, including Messrs. Magness, Malone, Sparkman, Vierra and Clouston) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire 3,325,000 shares of TCI Class A common stock at a purchase price of $16.75 per share. Options to acquire 1,390,000 of such shares are currently exercisable. Additionally certain executive officers (8 persons including Messrs. Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in October and November of 1993, to acquire 1,225,000 shares of TCI Class A common stock at a purchase price of $16.75 per share. Options to acquire 306,250 of such shares are currently exercisable. Additionally, Mr. Vierra holds an option to acquire 9,714 shares of Class A common stock as described in note 6 above and Mr. Kern holds an option to acquire 2,000,000 shares of Class A common stock as described in note 4 above. Also certain executive officers and directors (9 persons including Messrs. Fisher, Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in November of 1994, and become exercisable (as to 20% of the shares covered thereby) in November of 1994 to acquire 3,214,000 shares of TCI Class A common stock at a purchase price of $22.00 per share.
The number of TCI Class A shares in the table assumes the exercise of these options.


(11) The number of shares in the table does not include any shares held by Kearns, of which Mr. Gallivan is an officer.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except that Mr. Bob Magness, a director and an executive officer of the Company, owns 944 shares of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock; Mr. Kim Magness, a director of the Company, owns 31 shares of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock; Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock; Mr. Larry Romrell, an officer of the Company, owns 103 shares of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock and Mr. Jerome Kern, a director of the Company, owns 116 shares of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock, including 58 shares owned by his wife, Diane D. Kern, over which Mr. Kern is deemed to have beneficial ownership. Mr. Kern has disclaimed any beneficial ownership of such shares owned by Mrs. Kern. Mr. Donne Fisher, a director and executive officer of the Company, pursuant to a Restricted Stock Award Agreement dated December 10, 1992, was transferred the right, title and interest in and to 124.03 shares (having a liquidation value of $4 million) of WestMarc Series B Cumulative Compounding Redeemable Preferred Stock owned by the Company. Such preferred stock held by Mr. Fisher is subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, decreasing by 10% on February 1 of each year.

         (c) Change of control. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                                                     (continued)





                                     III-17

Item 13.         Certain Relationships and Related Transactions.

         (a)     Transactions with management and others.


         Mr. Bob Magness and Dr. John Malone, each of whom is a director and executive officer of the Company, are also directors of TCIC. During 1994 and prior to the TCI/Liberty Combination, they were also directors of Liberty, and Dr. Malone has been an executive officer of Liberty since 1990. As of January 27, 1994, TCIC (formerly Tele-Communications, Inc. or "Old TCI") and Liberty entered into a definitive agreement to combine the two companies. The TCI/Liberty Combination was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, Tele-Communications, Inc. (formerly TCI/Liberty Holding Company). In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI common shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their shares. Holders of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock") received shares of Class B Preferred Stock, a new preferred stock of TCI having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the new preferred stock are entitled to one vote per share in any general election of directors of TCI. The other classes of preferred stock of Liberty held by Old TCI were converted into Class A Preferred Stock, a new series of preferred stock of TCI having a substantially equivalent fair market value to that which was given up.



         During 1992, TCIC and Liberty formed Community Cable Television ("CCT"), a general partnership created for the purpose of acquiring and operating cable television systems with Tele-Communications of Colorado, Inc., an indirect wholly-owned subsidiary of TCI, owning a 49.999% interest and Liberty Cable Partner, Inc., an indirect wholly-owned subsidiary of Liberty, owning a 50.001% interest. Pursuant to a cable management agreement, a subsidiary of TCI provided management services for cable systems owned by CCT. The subsidiary received a fee equal to 3% of the gross cable television revenue of CCT through the date of the TCI/Liberty Combination. From January 1, 1994 through August 4, 1994, CCT paid $2,044,099 under the agreement.



         Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of TCIC, purchased sports and other programming from certain subsidiaries and affiliates of Liberty through the date of the TCI/Liberty Combination. Charges to SSI (which were based upon customary rates charged to others) for such programming were $27,284,419 from January 1, 1994 through August 4, 1994. Certain subsidiaries and affiliates of Liberty purchased, at TCIC's cost plus in some cases an administrative fee of up to 10% of the rates actually charged, certain pay television and other programming through SSI through the date of the TCI/Liberty Combination. In addition, a consolidated subsidiary of Liberty paid a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions and charges for such programming were $9,798,431 from January 1, 1994 through August 4, 1994.



         TCIC and Liberty were parties to a services agreement pursuant to which TCIC agreed to provide certain financial reporting, tax and other administrative services to Liberty. A subsidiary of Liberty also leased office space and satellite transponder facilities from TCIC. Charges by TCIC for such services and leases amounted to 124,859 for the period from January 1, 1994 through August 4, 1994.


                                                                     (continued)





                                     III-18

         Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC"), a 90% owned subsidiary of Liberty, entered into a limited partnership agreement with TCI Starz, Inc. ("TCIS"), a wholly-owned subsidiary of TCIC, for the purpose of developing, operating and distributing STARZ!, a first-run movie premium programming service launched in 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partner interest to an 80% general partner interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specific periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula-based price. EMC is paid a management fee equal to 20% of "managed costs" as defined, in order to manage the service. From January 1, 1994 through the TCI/Liberty Combination, EMC earned approximately $2,145,000 in management fees. EMC has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming.


         During 1994, Peachtree Cable TV, Inc. ("Peachtree"), a Nevada corporation wholly owned by certain employees of TCIC, including Messrs. Thomson, Schotters, Marshall and Bracken (executive officers of TCIC), paid $76,859 in management fees to TCIC for the operation and management of Peachtree's cable television systems.


         The Company believes that the foregoing business dealings with management during 1994 were based upon terms no less advantageous to the Company or TCIC, as applicable, than those which would be available in dealing with unaffiliated persons.


         (b)     Certain business relationships


         Mr. Jerome H. Kern, a director of TCI, is a partner with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TCI. Fees paid to Baker & Botts, L.L.P. by TCI and TCIC were $10,069,871 for the last full fiscal year.


         See also Item 13(a) above.

         (c)     Indebtedness of management


         On February 3, 1994, Dr. Malone, an executive officer and director of TCIC borrowed $310,000 from TCIC. Such indebtedness bore interest at the Bank of New York prime rate. Dr. Malone repaid such indebtedness, including accrued interest amounting to $1,733, on March 10, 1994.



         On October 24, 1991, Dr. Malone exercised certain options granted to him by Liberty through the delivery of $100,000 in cash and a promissory note in the amount of $25,500,000. The promissory note Dr. Malone delivered to Liberty bore interest at the rate of 7.54% per annum, and was secured by 16,000,000 shares of Liberty Class B common stock and 200,000 shares of Liberty Class E Preferred Stock. On October 24, 1991, Dr. Malone tendered to Liberty in partial payment of such note 800,000 shares of TCIC's Class B common stock, resulting in a net reduction of $12,194,877 in the amount payable under the note.



         On October 24, 1992, Dr. Malone and Liberty entered into a letter agreement with respect to the timing and method of payment under the promissory note and the release of the 200,000 shares of Class E Preferred Stock from the collateral securing the promissory note. The letter agreement provided that the $12,194,877 payment on the promissory note would be applied as follows: (1) $10,999,436 to the principal balance; (2) $192,195 as a prepayment of interest on the reduced principal balance accrued during calendar 1991 (after giving effect to a discount at the rate of 7.54% per annum to reflect the time value of money received prior to the scheduled payment date (the "Discount Rate")); and (3) $1,003,246 as a prepayment of interest on the reduced principal balance accrued during calendar 1992 (after giving effect to the Discount Rate). Dr. Malone also agreed to make a payment in March 1993 in the amount of $983,823 from the proceeds of dividends received on his shares of Class E Preferred Stock, which amount would be applied to payment of all interest accruing during calendar 1993 (after giving effect to the Discount Rate) and not to tender shares of the Class E Preferred Stock to Liberty to pay any of his obligations under the promissory note without Liberty's consent.


         TCI assumed such note receivable from Dr. Malone in the TCI/Liberty Combination. On October 27, 1994, Dr. Malone tendered to the Company 634,917 shares of TCI Class B common stock as payment in full of principal amounting to $14,500,564 and accrued interest amounting to $896,182. The market value of the tendered shares was based on the last sales price of $24.25 for the shares of TCI's Class A common stock on October 26, 1994.





                                     III-19

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- -------   ----------------------------------------------------------------

(a) (1)  Financial Statements

Included in Part II of this Report:                                                      Page No.
                                                                                         --------
Tele-Communications, Inc.:

         Independent Auditors' Report                                                      II-27

         Consolidated Balance Sheets,
            December 31, 1994 and 1993                                                 II-28 to II-29

         Consolidated Statements of Operations,
            Years ended December 31, 1994, 1993 and 1992                                   II-30

         Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1994, 1993 and 1992                               II-31 to II-32

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1994, 1993 and 1992                               II-33 to II-34

         Notes to Consolidated Financial Statements,
            December 31, 1994, 1993 and 1992                                           II-35 to II-75


TCI Communications, Inc.:

         Independent Auditors' Report                                                      II-76

         Consolidated Balance Sheets,
            December 31, 1994 and 1993                                                 II-77 to II-78

         Consolidated Statements of Operations,
            Years ended December 31, 1994, 1993 and 1992                                   II-79

         Consolidated Statements of Stockholder's(s') Equity,
            Years ended December 31, 1994, 1993 and 1992                               II-80 to II-81

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1994, 1993 and 1992                               II-82 to II-83

         Notes to Consolidated Financial Statements,
            December 31, 1994, 1993 and 1992                                           II-84 to II-109

(a) (2)  Financial Statement Schedules

Included in Part IV of this Report:

(i)      Financial Statement Schedules required to be filed:                             Page No.
                                                                                         --------
Tele-Communications, Inc.:

         Independent Auditors' Report                                                       IV-12

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant, December 31, 1994;
            Condensed Information as to the Operations and Cash Flows
            of the Registrant, Year ended December 31, 1994                             IV-13 to IV-15

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1994, 1993 and 1992                                    IV-16


TCI Communications, Inc.:

         Independent Auditors' Report                                                       IV-17

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant, December 31, 1994
            and 1993; Condensed Information as to the Operations
            and Cash Flows of the Registrant, Years ended December 31, 1994,
              1993 and 1992                                                             IV-18 to IV-20

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1994, 1993 and 1992                                    IV-21


         All other schedules have been omitted because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(ii)     Separate financial statements for TeleWest Communications plc:

         Consolidated Financial Statements                                              Page No.
         ---------------------------------                                              --------
            Independent Auditors' Report                                                 IV-22

            Consolidated Statement of Operations                                     IV-23 to IV-24

            Consolidated Balance Sheet                                                   IV-25

            Consolidated Statement of Cash Flows                                     IV-26 to IV-27

            Consolidated Statement of Shareholders' Equity                               IV-28

            Notes to Consolidated Financial Statements                               IV-29 to IV-39


(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

         The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994 and January 26, 1995.

         The Bylaws as adopted June 16, 1994.

         Restated Certificate of Incorporation, dated as of August 4, 1994.

         Bylaws as adopted August 4, 1994.

10 - Material Contracts:

         Tele-Communications, Inc. 1994 Stock Incentive Plan
                 Incorporated herein by reference to the Company's Form S-4
                   Registration Statement.  (Commission File No. 33-54263)

         Restated and Amended Employment Agreement, dated as of November 1,
                 1992, between the Company and Bob Magness.*
              Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Bob Magness.*

         Restated and Amended Employment Agreement, dated as of November 1,
            1992, between the Company and John C. Malone.*
                 Incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and John C. Malone.*

         Employment Agreement, dated as of November 1, 1992, between
            Tele-Communications, Inc. and J. C. Sparkman.*
              Incorporated herein by reference to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and J. C. Sparkman.*

         Employment Agreement, dated as of January 1, 1992, between
            Tele-Communications, Inc. and Donne F. Fisher.*
              Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

                                                                     (continued)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Donne F. Fisher.*

         Restricted Stock Award Agreement, made as of December 10, 1992, among
            Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                 Incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Deferred Compensation Plan for Non-Employee Directors, effective on
            November 1, 1992.*
               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.
                 (Commission File No. 0-5550)

         Employment Agreement, dated as of November 1, 1992, between
            Tele-Communications, Inc. and Fred A. Vierra.*
                 Incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Fred A. Vierra.*

         Employment Agreement, dated as of January 1, 1993, between
            Tele-Communications, Inc. and Larry E. Romrell.*

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Larry E. Romrell.*

         Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights
            Agreement.*
              Incorporated herein by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights
            Agreement.*
              Incorporated herein by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)


                                                                     (continued)

         Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern.*
                 Incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty Media Corporation and grantee relating to the assumption of options and related stock appreciation rights granted under the Liberty Media Corporation 1991 Stock Incentive Plan pursuant to letter dated July 26, 1993.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Assumption and Amended and Restated Stock Option Agreement between the
            Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of grants pursuant to the Agreement and Plan of Merger dated June 6, 1991 between United Artists Entertainment Company and Tele-Communications, Inc.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)


                                                                     (continued)

         Form of letter dated September 17, 1991 from Liberty Media Corporation to grantee relating to grant of stock appreciation rights.
                 Incorporated herein by reference to the Company's Post
                   Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File
                   No. 33-54263)

         Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.
                 Incorporated by reference to Tele-Communications, Inc.'s Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
                 Incorporated herein by reference to the Company's Post
                    Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-54263)

         Forms of Assumption and Amended and Restated Stock Option Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.
                 Incorporated herein by reference to Tele-Communications,
                    Inc.'s Post-Effective Amendment No 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)

         Forms of Assumption and Amended and Restated Stock Option Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who had employment agreements with United Artists Entertainment.
                 Incorporated herein by reference to Tele-Communications,
                    Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)

         Forms of Second Assumption and Amended and Restated Stock Option
            Agreements relating to options granted under the Amended and Restated United Artists Communications, Inc. 1983 Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.
                 Incorporated herein by reference to Tele-Communications Inc.'s
                    Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)
                                                                     (continued)

         Forms of Second Assumption and Amended and Restated Stock Option
            Agreements relating to options granted under the Amended and Restated United Artists Communications, Inc. 1983 Stock Option Plan and executed by employees who had employment agreements with United Artists Entertainment Company.
                 Incorporated herein by reference to Tele-Communications,
                    Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)

         Form of Indemnification Agreement.*
                 Incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement.*

         Qualified Employee Stock Purchase Plan of Tele-Communications, Inc.,
            as amended.*
                 Incorporated herein by reference to the Tele-Communications,
                   Inc. Registration Statement on Form S-8.
                   (Commission File No. No. 33-59058)

         Second Amendment to Community Cable Television General Partnership
            Agreement, dated March 12, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement to Purchase and Sell Partnership Interests, dated as of January 29, 1993, among Mile Hi Cable Partners, L.P., Mile Hi Cablevision, Inc., Time Warner Entertainment Company, L.P., Daniels & Associates Partners Limited, Daniels Communications, Inc., Cablevision Associates, Ltd., and John Yelenick and Maria Garcia-Berry, as agents for the limited partners.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Loan and Security Agreement, dated January 28, 1993, among Community
            Cable Television and Robert L. Johnson, the Paige Johnson Trust and the Brett Johnson Trust.
                 Incorporated herein by reference to Liberty Media
                   Corporation's Current Report on Form 8-K, dated
                   March 24, 1993.  (Commission File No. 0-19036)

         Agreement of Limited Partnership, dated as of January 28, 1993 among
            P & B Johnson Corp., Community Cable Television and Daniels Communications, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)


                                                                     (continued)

         Recapitalization Agreement, dated March 26, 1993, among Liberty Media
            Corporation, TCI Liberty, Inc. and Tele-Communications of Colorado, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Amendment to Recapitalization Agreement, dated June 3, 1993, between
            Liberty Media Corporation, TCI Liberty and Tele-Communications of Colorado, Inc.
         $18,539,442 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         $66,900,000 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         $10,052,000 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         $86,105,000 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         Pledge and Security Agreement, dated June 3, 1993, between Liberty
             Cable Partner, Inc. and Tele-Communications of Colorado, Inc. Stock Pledge and Security Agreement, dated June 3, 1993, between
             Liberty Capital Corp. and Liberty Cable, Inc., and Tele-Communications of Colorado, Inc.
         Option-Put Agreement, dated June 3, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
         Assignment and Assumption Agreement, dated June 3, 1993, between
             Liberty Cable Partner, Inc. and TCI Holdings, Inc.
         Option Agreement dated June 3, 1993, between TCI Holdings, Inc. and
             Liberty Cable Partner, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated June 24, 1993. (Commission File No. 0-19036)

         Modification of Promissory Note, dated November 30, 1993, between
            Liberty Media Corporation and Tele-Communications of Colorado, Inc. Modification of Promissory Note, dated November 30, 1993, between
            Liberty Media Corporation and TCI Liberty, Inc.
         Amendment to Option-Put Agreement, dated November 30, 1993, between
            Tele-Communications of Colorado, Inc. and Liberty Cable Partner,
            Inc.
                 Incorporated herein by reference to Liberty Media
                   Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 0-19036)

         Agreement Regarding Purchase and Sales of Partnership Interest, dated as of March 26, 1993, between Liberty Cable Partners, Inc. and TCI Holdings, Inc.
                 Incorporated herein by reference to Liberty Media
                   Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated February 15, 1994. (Commission File No. 0-5550)


                                                                     (continued)

         Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of
            Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated April 6, 1994. (Commission File No. 0-5550)

         Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of
            Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated August 18, 1994. (Commission File No. 0-20421)

         Agreement and Plan of Merger, dated as of August 8, 1994, among Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation
                 Incorporated herein by reference to Tele-Communications,
                    Inc.'s Current Report on Form 8-K, dated August 18, 1994. (Commission File No. 0-20421)


21- Subsidiaries of Tele-Communications, Inc.


23- Consents of experts and counsel

         Consent of KPMG Peat Marwick LLP.

         Consent of KPMG Peat Marwick LLP.

         Consent of KPMG.


27- Financial data schedule
         Tele-Communications, Inc.
         TCI Communications, Inc.

*Constitutes management contract or compensatory arrangement.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 1994:


                                                        Item
         Date of Report                               Reported      Financial Statements Filed
         --------------                               ---------     ---------------------------
         Tele-Communications, Inc.

                October 27, 1994                       Item 5       None


                December 2, 1994,                      Item 2       TeleCable Corporation,
                  as amended by                          and          Nine months ended
                  Form 8-K/A                           Item 5         September 30, 1994
                  (Amendment No. 1)

         TCI Communications, Inc.

                October 6, 1994                        Item 5       None

                October 27, 1994                       Item 5       None

                December 2, 1994,                      Item 2       TeleCable Corporation,
                  as amended by                          and          Nine months ended
                  Form 8-K/A                           Item 5         September 30, 1994
                  (Amendment No. 1)


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 27, 1995, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which are included in the December 31, 1994 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.





                                   /s/ KPMG Peat Marwick LLP
                                   KPMG Peat Marwick LLP



Denver, Colorado
March 27, 1995

                                                                      Schedule I
                                                                     Page 1 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                      Financial Position of the Registrant

                               December 31, 1994


 Assets                                                                     amounts in millions
 ------
 Investments in and advances to consolidated
    subsidiaries - eliminated upon consolidation                                     $ 4,530

 Other assets, at cost, net of amortization                                                3
                                                                                     -------

                                                                                     $ 4,533
                                                                                     =======

 Liabilities and Stockholders' Equity

 Accrued liabilities                                                                 $    23

 Stockholders' equity:
    Class A Preferred Stock, $.01 par value                                               --
    Class B 6% Cumulative Redeemable Exchangeable Junior
        Preferred Stock, $.01 par value                                                   --
    Convertible Preferred Stock,
        Series C, $.01 par value                                                          --
    Redeemable Convertible Preferred
        Stock, Series E, $.01 par value                                                   --
    Class A common stock, $1 par value                                                   577
    Class B common stock, $1 par value                                                    89
    Additional paid-in capital                                                         4,498
    Cumulative foreign currency translation
        adjustment, net of taxes                                                          (4)
    Unrealized holding gains for available-for-sale
        securities, net of taxes                                                         253
    Accumulated deficit                                                                 (293)
                                                                                      ------
    Treasury stock, at cost                                                             (610)
                                                                                      ------
                                                                                       4,533
                                                                                      ======

                                                                      Schedule I
                                                                     Page 2 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                          Operations of the Registrant

                          Year ended December 31, 1994



                                                                            amounts in millions
 Operating expenses (income):
    Selling, general and administrative                                              $ 10
    Adjustment to compensation
       relating to stock appreciation rights                                           (1)
                                                                                     ----
          Losses from operations before
             share of earnings of consolidated
             subsidiaries                                                               9

 Share of earnings of consolidated subsidiaries                                       (64)
                                                                                     ----
          Net earnings                                                                (55)

 Preferred stock dividend requirements                                                  8
                                                                                     ----
          Net earnings attributable to common stockholders                           $(47)
                                                                                     ====

                                                                      Schedule I
                                                                     Page 3 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Condensed Information as to
                          Cash Flows of the Registrant

                          Year ended December 31, 1994



                                                                                 amounts in millions
 Cash flows from operating activities:
    Losses before share of earnings of
       consolidated subsidiaries                                                     $      (9)
    Adjustments to reconcile loss to net
       cash provided by operating activities:
          Adjustment to compensation
             relating to stock appreciation rights                                          (1)
          Change in accrued liabilities                                                     24
                                                                                     ---------
             Net cash provided by
                operating activities                                                        14
                                                                                     ---------
 Cash flows from investing activities:
    Reduction in or additional
       investments in and advances to
       consolidated subsidiaries, net                                                       (8)
    Capital expended for other assets, net                                                  (3)
                                                                                     ---------
             Net cash used by
                investing activities                                                       (11)
                                                                                     ---------

 Cash flows from financing activities:
    Preferred stock dividends                                                               (4)
    Issuances of common stock                                                                1
                                                                                     ---------
             Net cash provided by
                financing activities                                                        (3)
                                                                                     ---------

                   Increase in cash                                                         --

                   Cash at beginning of year                                                --
                                                                                     ---------
                   Cash at end of year                                               $      --
                                                                                     =========


See also note 2 to the consolidated financial statements.

                                                                     Schedule II


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1993 and 1992


                                                             Additions     Deductions
                                                             ---------     ----------
                                             Balance at     Charged to       Write-offs         Balance
                                             beginning       profit           net of             at end
 Description                                   of year      and loss         recoveries         of year
 -----------                                   -------      --------         ----------         -------
                                                              amounts in millions
 Year ended
    December 31, 1994:
       Allowance for doubtful
          receivables - trade              $ 19              58              (54)               23
                                           ====             ===              ===               ===

 Year ended
    December 31, 1993:
       Allowance for doubtful
          receivables - trade              $ 15              58              (54)               19
                                           ====             ===              ===               ===

 Year ended
    December 31, 1992:
       Allowance for doubtful
          receivables - trade              $ 16              45              (46)               15
                                           ====             ===              ===                ==


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholder
TCI Communications, Inc.:

Under date of March 27, 1995, we reported on the consolidated balance sheets of TCI Communications, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's(s') equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which are included in the December 31, 1994 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.





                             /s/ KPMG Peat Marwick LLP
                             KPMG Peat Marwick LLP



Denver, Colorado
March 27, 1995

                                                                      Schedule I
                                                                     Page 1 of 3


                            TCI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1994 and 1993


 Assets                                                                          1994        1993
 ------                                                                          ----        ----
                                                                                amounts in millions
 Cash                                                                        $   --                4

 Investments in and advances to consolidated
    subsidiaries - eliminated upon consolidation                              7,645            7,560

 Property and equipment, at cost                                                 63               40
    Less accumulated depreciation                                                16               16
                                                                             ------           ------
                                                                                 47               24
                                                                             ------           ------

 Other assets, at cost, net of amortization                                      44               44
                                                                             ------           ------

                                                                             $7,736            7,632
                                                                             ======            =====

 Liabilities and Stockholder's(s') Equity
 ----------------------------------------

 Accrued liabilities                                                         $  362              324

 Debt                                                                         6,728            5,178
                                                                             ------            -----
       Total liabilities                                                      7,090            5,502

 Redeemable preferred stocks                                                     --               18

 Stockholder's(s') equity (see detail on page II-77)                            646            2,112
                                                                             ------            -----
                                                                             $7,736            7,632
                                                                             ======            =====
 Guarantees                                                                  $   23
                                                                             ======


                                                                      Schedule I
                                                                     Page 2 of 3


                            TCI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1994, 1993 and 1992

                                                            1994             1993            1992
                                                            ----             ----            ----
                                                                      amounts in millions
 Management costs reimbursed by
   subsidiaries                                             $  115               98             106
                                                            ------           ------          ------

 Operating expenses (income):
    Selling, general and administrative                        103              103              98
    Compensation relating to stock
       appreciation rights                                      --               31               1
    Adjustment to compensation relating
       to stock appreciation rights                             (5)              --              --
    Interest expense                                           471              369             226
    Interest income, principally from
       consolidated subsidiaries                              (472)            (370)           (232)
    Depreciation and amortization                               13                8               5
    Loss (gain) on disposition of assets                         5              (43)             (2)
    Loss on early extinguishment of debt                        --               --              10
                                                            ------           ------          ------
                                                               115               98             106
                                                            ------           ------          ------

       Earnings from operations before
          share of losses (earnings) of
          consolidated subsidiaries                             --               --              --

 Share of losses (earnings) of consolidated
    subsidiaries, including loss from
    discontinued operations                                    (92)               7               8
                                                            ------           ------          ------


       Net loss (earnings)                                  $  (92)               7               8
                                                            ======           ======          ======


                                                                      Schedule I
                                                                     Page 3 of 3


                            TCI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1994, 1993 and 1992


                                                                        1994         1993           1992
                                                                        ----         ----           ----
                                                                              amounts in millions
 Cash flows from operating activities:
    Earnings before share of losses of
       consolidated subsidiaries, including
       loss from discontinued operations                          $      --            --             --
    Adjustments to reconcile loss to net
       cash provided by operating activities:
          Depreciation and amortization                                  13             8              5
          Compensation relating to stock
             appreciation rights                                         --            31              1
          Adjustment to compensation relating
             stock appreciation rights                                   (5)           --             --
          Loss on early extinguishment of debt                           --            --             10
          Loss (gain) on disposition of assets                            5           (43)            (2)
          Amortization of debt discount                                   1            27             26
          Change in accrued liabilities                                  43            15             89
                                                                  ---------       -------        -------
             Net cash provided by
                operating activities                                     57           128            129
                                                                  ---------       -------        -------

 Cash flows from investing activities:
    Reduction in or additional
       investments in and advances to
       consolidated subsidiaries, net                                (1,565)       (2,723)        (1,036)
    Proceeds on disposition of assets                                    --           111             12
    Capital expended for property and
       equipment and other assets, net                                  (45)          (38)           (25)
                                                                  ---------       -------        -------
             Net cash used by
                investing activities                                 (1,610)       (2,650)        (1,049)
                                                                  ---------       -------        -------

 Cash flows from financing activities:
    Borrowings of debt                                                2,227         3,274          2,327
    Repayment of debt                                                  (678)         (735)        (1,332)
    Preferred stock dividends                                            --            (2)           (15)
    Repurchase of preferred stock                                        --           (92)            (5)
    Issuances of common stock                                                           6              7
    Repurchases of common stock                                          --            (4)           (19)
                                                                  ---------       -------        -------
             Net cash provided by
                financing activities                                  1,549         2,447            963
                                                                  ---------       -------        -------

                   Increase (decrease) in cash                           (4)          (75)            43

                   Cash at beginning of year                              4            79             36
                                                                  ---------      --------        -------

                   Cash at end of year                            $      --             4             79
                                                                  =========       =======        =======

 Supplemental disclosure of cash flow
    information -
       Cash paid during the year for interest                     $     448           257            177
                                                                  =========       =======        =======

See also note 2 to the consolidated financial statements.

                                                                     Schedule II


                            TCI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1993 and 1992


                                                            Additions        Deductions
                                                            ---------        ----------
                                           Balance at       Charged to       Write-offs         Balance
                                           beginning        profit           net of             at end
 Description                               of year          and loss         recoveries         of year
 -----------                               ----------      --------         ----------         -------
                                                              amounts in millions
 Year ended
    December 31, 1994:
       Allowance for doubtful
          receivables - trade              $ 19              57              (61)               15
                                           ====             ===              ===               ===

 Year ended
    December 31, 1993:
       Allowance for doubtful
          receivables - trade              $ 15              58              (54)               19
                                           ====             ===              ===               ===

 Year ended
    December 31, 1992:
       Allowance for doubtful
          receivables - trade              $ 16              45              (46)               15
                                           ====             ===              ===               ===



58 TeleWest Annual Report 1994
   US GAAP


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TELEWEST COMMUNICATIONS PLC

We have audited the consolidated balance sheet of TeleWest Communications plc and subsidiaries as of 31 December 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the years in the three year period ended 31 December 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleWest Communications plc and subsidiaries as of 31 December 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended 31 December 1994, in conformity with generally accepted accounting principles in the United States of America.



                                              /s/ KPMG
                                              KPMG


London, England
21 March 1995

                                                TeleWest Annual Report 1994  59
                                                US GAAP


CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Year ended 31 December
                                 ----------------------------------------------------------------------------
                                           1994              1994               1993                    1992
                                           $'000            L.'000             L.'000                  L.'000
- -------------------------------------------------------------------------------------------------------------
                                         (note 1)
REVENUE
Cable television                            56,198            35,875            20,729                 12,600
Cable telephony - residential               36,767            23,471            11,261                  3,462
Cable telephony - business                  13,804             8,812             4,908                  2,043
Other (L.1,481 and L.2,371 in 1994
  and 1993 from related parties)             6,061             3,869             3,440                    602
- -------------------------------------------------------------------------------------------------------------

                                           112,830            72,027            40,338                 18,707
- -------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
Programming                                (24,281)          (15,500)           (8,403)                (5,286)
Telephony                                  (23,049)          (14,714)          (10,203)                (3,916)
Selling, general, and administrative
  (including L.2,128, L.4,451 and
  L.3,597 in 1994, 1993 and 1992,
  respectively, from related parties)      (94,639)          (60,414)          (32,505)               (17,411)
Depreciation                               (47,496)          (30,320)          (17,635)                (9,942)
Amortisation of goodwill                    (2,862)           (1,827)             (840)                  (326)
- --------------------------------------------------------------------------------------------------------------

                                          (192,327)         (122,775)          (69,586)               (36,881)
- --------------------------------------------------------------------------------------------------------------

OPERATING LOSS                             (79,497)          (50,748)          (29,248)               (18,174)

OTHER INCOME/(EXPENSE)
Interest income (including L.465,
  L.1,504, and L.1,299 in 1994,
  1993, and 1992, respectively,
  from related parties)                      3,589             2,291             1,974                  1,632
Interest expense (including L.1,083
  in 1994 from related parties)            (15,773)          (10,069)           (2,537)                (2,209)
Unrealised gain on interest rate swap        2,561             1,636                 -                      -
Foreign exchange losses, net                   (33)              (21)              (72)                  (536)
Share of net losses of affiliates          (13,262)           (8,466)           (7,540)                (6,905)
Gain/(loss) on disposal of assets               41                26               (16)                    56
Minority interest in losses of
  consolidated subsidiaries                     61                39                 -                      -
Other, net                                     (39)              (25)                -                      -
- -------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                  (102,352)          (65,337)          (37,439)               (26,136)
Income tax expense (note 12)                     -                 -                 -                      -
- -------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY GAIN            (102,352)          (65,337)          (37,439)               (26,136)
Extraordinary gain (note 2)                 11,415             7,287                 -                      -
- -------------------------------------------------------------------------------------------------------------

NET LOSS                                   (90,937)          (58,050)          (37,439)               (26,136)
- --------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

60  TeleWest Annual Report 1994
    US GAAP

CONSOLIDATED STATEMENT OF OPERATIONS continued


                                                                           Year ended 31 December
                                                           --------------------------------------------
                                                                                1994               1994
                                                                                   $                 L.
                                                                      (except number     (except number
                                                                           of shares)         of shares)
- -------------------------------------------------------------------------------------------------------
                                                                            (note 1)
PRO FORMA LOSS PER ORDINARY SHARE
Weighted average number of ordinary shares
  outstanding                                                              630,756,392       630,756,392
Pro forma loss per ordinary share before
  extraordinary gain                                                             (0.16)            (0.10)
Extraordinary gain                                                                0.02              0.01
- --------------------------------------------------------------------------------------------------------

PRO FORMA LOSS PER ORDINARY SHARE                                                (0.14)            (0.09)
- ---------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                                                TeleWest Annual Report 1994  61
                                                US GAAP


CONSOLIDATED BALANCE SHEET

                                                                       At 31 December
                                                         -----------------------------------------------------
                                                                1994              1994                    1993
                                                               $'000            L.'000                  L.'000
- --------------------------------------------------------------------------------------------------------------
                                                               (note 1)
ASSETS
Cash and cash equivalents                                      388,495            248,002                6,514
Trade receivables (net of allowance
  for doubtful accounts of L.1,736 and L.577)                    9,684              6,182                4,371
Other receivables (note 6)                                      40,922             26,124               11,219
Prepaid expenses and other assets                                2,458              1,569                2,554
Investments in affiliates, accounted for under the equity
  method, and related receivables (note 7)                     128,307             81,907               68,838
Other investments, at cost                                      32,373             20,666               15,165
Property and equipment (less accumulated depreciation
  of L.67,290 and L.38,280) (note 8)                           712,512            454,843              269,974
Goodwill (less accumulated amortisation of L.3,904
  and L.2,077)                                                  60,879             38,863               35,230
- --------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                 1,375,630            878,156              413,865
- --------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                58,528             37,362               19,740
Other liabilities (note 10)                                     70,915             45,270               24,892
Debt (note 11)                                                   6,087              3,886               49,386
Capital lease obligations (note 14)                             22,797             14,553                7,943
- --------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                              158,327            101,071              101,961
- --------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                 237                151                  209
- --------------------------------------------------------------------------------------------------------------

Shareholders' equity (note 13):
Convertible preference shares, 10 pence par value;
  authorised 204,000,000 shares; issued and
  outstanding 153,000,000 shares                                23,967             15,300                    -
Ordinary shares, 10 pence par value;
  authorised 1,293,835,000 shares;
  issued and outstanding 848,244,940 shares                    132,876             84,824                    -
Additional paid-in capital                                   1,075,051            686,276                    -
Joint Venturers' capital accounts                                    -                  -              311,695
Accumulated deficit                                             (3,424)            (2,186)                   -
- --------------------------------------------------------------------------------------------------------------

                                                             1,228,470            784,214              311,695

Ordinary shares held in trust for
  restricted share scheme; 4,000,000 shares                    (11,404)            (7,280)                   -
- --------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                   1,217,066            776,934              311,695
- --------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 14)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   1,375,630            878,156              413,865
- --------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

62  TeleWest Annual Report 1994
    US GAAP


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year ended 31 December
                                    -------------------------------------------------------------------------
                                           1994              1994               1993                    1992
                                           $'000            L.'000             L.'000                  L.'000
- -------------------------------------------------------------------------------------------------------------
                                         (note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss before extraordinary gain            (102,352)          (65,337)          (37,439)               (26,136)
Adjustments to reconcile loss
  before extraordinary gain to net
  cash used in operating activities:
Depreciation                                47,496            30,320            17,635                  9,942
Amortisation of goodwill                     2,862             1,827               840                    326
Unrealised gain on interest rate swap       (2,561)           (1,636)                -                      -
Share of losses of affiliates               13,262             8,466             7,540                  6,905
(Gain)/loss of disposal of assets              (41)              (26)               16                    (56)
Minority interests in losses                   (61)              (39)                -                      -
Changes in operating assets and
  liabilities, net of effect of
  acquisition of subsidiaries:
  Change in receivables                    (12,692)           (8,102)           (4,981)                 1,583
  Change in prepaid expenses
    and other assets                         1,573             1,004            (1,484)                  (590)
  Change in accounts payable                23,956            15,293             6,503                  4,108
  Change in liability relating
    to the restricted share scheme           2,426             1,549                 -                      -
  Change in other liabilities               11,777             7,518             1,530                 (7,304)
- --------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES      (14,355)           (9,163)           (9,840)               (11,222)
- --------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and
  equipment                               (317,503)         (202,683)         (102,962)               (56,937)
Cash paid for acquisition of
  subsidiaries                                (415)             (236)          (45,465)                (1,187)
Additional investments in and loans
  to affiliates                            (37,222)          (23,761)          (24,250)               (32,763)
Proceeds from disposal of assets               461               294               166                    215
Proceeds from disposal of
  interest in affiliates                         -                 -             2,552                      -
Other investing activities                  (8,578)           (5,505)             (908)                (5,092)
- --------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES     (363,257)         (231,891)         (170,867)               (95,764)
- --------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                                                 TeleWest Annual Report 1994  63
                                                 US GAAP

CONSOLIDATED STATEMENT OF CASH FLOWS CONTINUED

                                                      Year ended 31 December
                                    -------------------------------------------------------------------------
                                           1994              1994               1993                    1992
                                           $'000            L.'000             L.'000                  L.'000
- -------------------------------------------------------------------------------------------------------------
                                         (note 1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued under
  the global offering                      683,072           436,050                 -                      -
Proceeds from other share issues           118,663            75,750                 -                      -
Cash paid for costs of share issues        (44,713)          (28,543)                -                      -
Proceeds from borrowings                   272,884           174,200            46,000                 20,564
Repayment of borrowings                   (344,160)         (219,700)          (20,000)               (12,000)
Capital element of finance lease
  repayments                                  (329)             (210)              170                    107
Net contributions from Joint
  Venturers and minorities                  70,485            44,995           160,313                 97,377
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                               755,902           482,542           186,483                106,048
- -------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                     378,290           241,488             5,776                   (938)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         10,204             6,514               738                  1,676
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                              388,494           248,002             6,514                    738
- -------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

64  TeleWest Annual Report 1994
    US GAAP

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                           Net assets of
                                                                                       the Joint Venture
                                                                                                  L.'000
- --------------------------------------------------------------------------------------------------------
                                                                                                 (note 1)
JOINT VENTURE:
YEAR ENDED 31 DECEMBER 1992
Balance at 1 January 1992                                                                        117,774
Capital contributions                                                                             97,377
Net loss                                                                                         (26,136)
- --------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1992                                                                      189,015
- --------------------------------------------------------------------------------------------------------

YEAR ENDED 31 DECEMBER 1993
Balance at 1 January 1993                                                                        189,015
Capital contributions                                                                            160,119
Net loss                                                                                         (37,439)
- --------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1993                                                                      311,695
- --------------------------------------------------------------------------------------------------------

PERIOD FROM 1 JANUARY 1994 TO 22 NOVEMBER 1994
Balance at 1 January 1994                                                                        311,695
Capital contributions                                                                            121,873
Repayment of the Joint Venturers' capital accounts                                               (75,700)
Net loss                                                                                         (55,864)
- --------------------------------------------------------------------------------------------------------

BALANCE AT 22 NOVEMBER 1994                                                                      302,004
- --------------------------------------------------------------------------------------------------------

On 22 November 1994 the net assets of the Joint Venture were contributed to the Company, as described in note 1 to the consolidated financial statements. The contribution appears as an increase in additional paid-in capital in the table below. The table also details the other movements in the shareholders' equity of the Company for the year ended 31 December 1994.

                                           CONVERTIBLE                           ADDITIONAL
                                            PREFERENCE   ORDINARY SHARES HELD       PAID-IN  ACCUMULATED
                                                SHARES     SHARES    IN TRUST       CAPITAL      DEFICIT           TOTAL
                                                L.'000     L.'000      L.'000        L.'000       L.'000          L.'000
- ------------------------------------------------------------------------------------------------------------------------
COMPANY:
Convertible preference shares issued
  during the year                                15,300          -           -             -            -          15,300
Ordinary shares issued during
  the year                                            -     84,824           -       384,272            -         469,096
Ordinary shares held in trust for
  restricted share scheme                             -          -      (7,280)            -            -          (7,280)
Contribution of Joint Venture to the
  Company on 22 November 1994                         -          -           -       302,004            -         302,004
Net loss                                              -          -           -             -       (2,186)         (2,186)
- -------------------------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1994                      15,300     84,824      (7,280)      686,276       (2,186)        776,934
- -------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                                                 TeleWest Annual Report 1994  65
                                                 US GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

TeleWest Communications plc ("the Company") was incorporated on 1 January 1994, under the laws of England and Wales. On 22 November 1994, affiliates of Tele-Communications, Inc. ("the TCI affiliates") and affiliates of U S WEST, Inc. ("the U S WEST affiliates") contributed their United Kingdom ("UK") cable interest to the Company. These interests were previously held by the TCI affiliates and the U S WEST affiliates through TCI/U S WEST Cable Communications Group, a general partnership which was formed on 18 December 1991. The partnership and its subsidiaries collectively are referred to herein as the "Joint Venture". The TCI affiliates and the U S WEST affiliates are collectively referred to herein as the "Joint Venturers".

The UK cable interests held through the Joint Venture were contributed to the Joint Venture on 30 April 1992, after the Joint Venturers received the required regulatory approvals to make the contribution (see note 5).

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and as if the Company had been organised in its present form for all years presented. The Company's historical shareholders' equity is the excess of the Joint Venture's assets over the Joint Venture's liabilities and represents the historical cost of the capital contributions made by the Joint Venturers less the accumulated deficit arising from the Joint Venture's operations.

The economic environment and currency in which the Company operates is the United Kingdom and hence its reporting currency is the UK pound sterling (L.). Certain financial information for the year ended 31 December 1994, have also been translated into US dollars, with such US dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.5665=L.1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on 30 December 1994.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

All acquisitions have been accounted for under the purchase method of accounting. Under this method, the results of subsidiaries and affiliates acquired in the year are included in the consolidated statement of operations from the date of acquisition.

Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortised over the acquisition's useful life up to a maximum of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortisation of the goodwill balance over its remaining life can be recovered. The amount of goodwill impairment, if any, is measured based on the expected undiscounted cash flows of the acquired operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less that are readily convertible into cash.

FINANCIAL INSTRUMENTS

The differential to be paid or received on interest rate swap agreements that hedge the interest rate on an existing liability is accrued as interest rates change and is recognised over the lives of the respective agreements. Interest rate swaps which are held as trading assets are recorded on the balance sheet at their fair value at the reporting date with gains and losses recorded in the statement of operations.

INVESTMENTS

Investments in partnerships, joint ventures, and subsidiaries in which the Company's voting interest is 20% to 50% and others where the Company has significant influence are accounted for using the equity method.

Investments which do not have a readily determinable fair value, in which the Company's voting interest is less than 20%, and in which the Company does not have significant influence, are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value.

66 TeleWest Annual Report 1994
    US GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, including the historical carryover basis cost from the contribution of assets by the Joint Venturers. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 30 years for systems and 4 to 50 years for support equipment and buildings.

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies".

FRANCHISE COSTS

Expenditure incurred on successful applications for franchise licences is included in property and equipment and is amortised over the remaining life of the original franchise term, generally 15 years. Costs relating to unsuccessful applications are charged to the statement of operations.

MINORITY INTERESTS

Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

FOREIGN CURRENCIES

Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign curencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statement of operations.

REVENUE RECOGNITION

Revenue is recognised as services are delivered. Other revenues include connection fees which are recognised in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognised over the estimated average period that subscribers are expected to remain connected to the system.

PENSION COSTS

The Company does not have a defined benefit pension plan but contributes up to specified limits to the third-party plan of the employee's choice. The amount charged against losses in 1994, 1993 and 1992 of L.839,000, L.482,000, and L.274,000 respectively, represents the contributions payable to the selected plans in respect of the accounting periods.

INCOME TAXES

Prior to 22 November 1994, no provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Joint Venture are reported in the respective income tax returns of the individual Joint Venturers.

Following the reorganisation effective on 22 November 1994, the Company became subject to UKtaxation and adopted SFAS No. 109, "Accounting for Income Taxes". The adoption of SFAS No. 109 does not give rise to any cumulative adjustment to be made in the 1994 consolidated statement of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

RESTRICTED SHARE SCHEME

The Company has established a restricted share scheme to fund a portion of the future payments to employees under the Company's existing compensation programmes. Shares purchased by the trustee who holds the shares for future awards under the restricted share scheme are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the balance sheet. This equity account will be reduced based on the original cost of the shares to the trust when the shares are used to fund compensation obligations; the satisfaction of the compensation liabilities will be based on the fair value of shares at the date they are transferred to employees.

                                                 TeleWest Annual Report 1994  67
                                                 US GAAP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The difference between the fair value of the shares and the original cost of shares to the trust is charged or credited to additional paid-in capital.

PRO FORMA EARNINGS PER SHARE

Pro forma earnings per share is based on the weighted average number of ordinary shares deemed to be outstanding during the year. Ordinary shares issued to the Joint Venturers in return for the contribution of their UK cable interests to the Company on 22 November 1994 have been treated as outstanding for the entire year. Shares issued for cash in the global offering have been treated as outstanding from that date.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1993 notes to the consolidated financial statements to conform with the 1994 presentation.

2. EXTRAORDINARY GAIN

The Company had entered into interest rate swap agreements in order to manage the interest rate risk on its bank credit facilities by swapping the interest rate on part of its variable-rate debt for a fixed interest rate. Following the global offering of the ordinary share capital of the Company in November 1994, the Company used a portion of the proceeds from the offering to repay all amounts outstanding under these credit facilities and the interest rate swap agreements ceased to be a hedge of the interest rate liability. The interest rate swaps are retained pending their use as hedges of interest rates on future drawdowns of the credit facilities. They have been placed on the balance sheet in other receivables and other liabilities at their fair value at the date upon which the debt was repaid and an extraordinary gain equal to the aggregate fair value of the interest rate swaps at this date was recognised in the consolidated statement of operations. Any change in the aggregate fair value of the swap agreements since this date has been recognised in the consolidated statement of operations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The following table summarises the fair value of the interest rate swap agreements as described in note 2, at 31 December 1994. SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                       Fair Value
                                                         Year end
                                                           L.'000
- -----------------------------------------------------------------
Interest rate swap - assets                                 9,568
Interest rate swap - liabilities                             (645)

The aggregate fair value of the swaps at 15 March 1995 was L.7,008,000.

The swap agreements mature in July 1997 and the aggregate notional principal amount adjusts upwards to a maximum of L.233,000,000. The aggregate notional principal amount at 31 December 1994 was L.117,000,000.

The Company is exposed to a market risk in that the fixed interest rates of the swaps, which vary from 6.91% to 9.16%, may exceed three month LIBOR.

The Company is also exposed to credit risk in the event of non-performance by the other parties to the agreement. However, the Company does not anticipate non-performance by the counterparties.

The carrying value of the interest rate swap agreements in the balance sheet is equal to their fair value. The carrying value reported in the balance sheet for all other financial instruments approximates their respective fair values.

Trade receivables and temporary cash investments also potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk".

68  TeleWest Annual Report 1994
    US GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued


3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK continued

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. At 31 December 1994 the Company had no significant concentrations of credit risk.

4. BUSINESS COMBINATIONS

On 8 September 1993, the Joint Venture acquired for cash consideration of L.48,302,000 the entire issued share capital of certain companies, which build and operate cable television and telephony networks in Scotland. This acquisition has been accounted for under the purchase method of accounting. The amount of goodwill arising as a result of the acquisition is L.25,022,000 and is being amortised on a straight-line basis over 20 years.

The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1992, after giving effect to amortisation of goodwill incurred as a result of the acquisition:

                                                                                    1994                    1993
                                                                                  L.'000                  L.'000
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                                           42,955                  20,861
Net loss                                                                          45,558                  29,268

The unaudited pro-forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated above, nor is it indicative of future results.

5. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

Cash paid for interest was L.8,013, L.2,417 and L.2,187 for the years ended 31 December 1994, 1993 and 1992, respectively.

Significant non-cash investing activities which represent the contribution of UK cable interests to the Company by the Joint Venturers are as follows:

                                                            1994                    1993              1992
                                                          L.'000                  L.'000            L.'000
- ----------------------------------------------------------------------------------------------------------
Contribution of cable interests:
  Assets                                                   3,967                       -           157,552
  Liabilities assumed                                     (2,744)                      -           (24,940)
  Debt assumed                                                 -                       -           (14,823)
  Minority interest in subsidiaries                          (44)                      -               (15)
- ----------------------------------------------------------------------------------------------------------

NET ASSETS CONTRIBUTED                                     1,179                       -           117,774
- ----------------------------------------------------------------------------------------------------------

6. OTHER RECEIVABLES

                                                                                    1994              1993
                                                                                  L.'000            L.'000
- ----------------------------------------------------------------------------------------------------------
Value added tax refund                                                             7,709             3,992
Interconnection receivables                                                        2,624             1,421
Interest rate swaps                                                                9,568                 -
Other                                                                              6,223             5,806
- ----------------------------------------------------------------------------------------------------------

Total                                                                             26,124            11,219
- ----------------------------------------------------------------------------------------------------------

                                                 TeleWest Annual Report 1994  69
                                                 US GAAP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

7. INVESTMENTS

The Company has investments in affiliates accounted for under the equity method at 31 December 1994 and 1993 as follows:

                                                                                   Percentage of ownership
                                                                                    1994              1993
- ----------------------------------------------------------------------------------------------------------
Cable London plc                                                                  48.90%            48.59%
Birmingham Cable Corporation Limited                                              27.50%            31.78%
London Interconnect Limited                                                       16.67%                 -

Summarised financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

COMBINED FINANCIAL POSITION

                                                                                At 31 December
                                                                     -------------------------------------
                                                                                    1994              1993
                                                                                  L.'000            L.'000
- ----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                      224,899           164,597
Intangible assets, net                                                            16,201            15,217
Other assets, net                                                                 28,909            24,852
- ----------------------------------------------------------------------------------------------------------

Total assets                                                                     270,009           204,666
- ----------------------------------------------------------------------------------------------------------

Debt                                                                              25,500            17,955
Other liabilities                                                                 43,673            34,078
Owners' equity                                                                   200,836           152,633
- ----------------------------------------------------------------------------------------------------------

Total liabilities and equity                                                     270,009           204,666
- ----------------------------------------------------------------------------------------------------------

COMBINED OPERATIONS

                                                                  Year ended 31 December
                                               -----------------------------------------------------------
                                                            1994                    1993              1992
                                                          L.'000                  L.'000            L.'000
- ----------------------------------------------------------------------------------------------------------
Revenue                                                   38,669                  32,748            14,125
Operating expenses                                       (58,869)                (50,475)          (27,002)
- ----------------------------------------------------------------------------------------------------------

Operating loss                                           (20,200)                (17,727)          (12,877)
Interest expense                                            (488)                 (2,544)           (2,469)
- ----------------------------------------------------------------------------------------------------------

Net loss                                                 (20,688)                (20,271)          (15,346)
- ----------------------------------------------------------------------------------------------------------

The Company's investments in affiliates are comprised as follows:

                                                                                At 31 December
                                                                     -------------------------------------
                                                                                    1994              1993
                                                                                  L.'000            L.'000
- ----------------------------------------------------------------------------------------------------------
Loans                                                                             13,163             9,393
Share of net assets                                                               68,744            59,445
- ----------------------------------------------------------------------------------------------------------
                                                                                  81,907            68,838
- ----------------------------------------------------------------------------------------------------------

Any excess of the purchase cost over the value of the net assets acquired is included in goodwill and amortised over 20 years.

70  TeleWest Annual Report 1994
    US GAAP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

8. FIXED ASSETS

                                                                        Cable and        Electronic          Other
                                             Land         Buildings        ducting        equipment      equipment      Total
                                           L.'000            L.'000         L.'000           L.'000         L.'000     L.'000
- -----------------------------------------------------------------------------------------------------------------------------
ACQUISITION COSTS
Balance at 1 January 1994                   2,950             6,591        208,812           71,095         18,806    308,254
Additions                                   1,105            10,052        113,182           78,898         12,220    215,457
Disposals                                       -                 -           (786)            (341)          (451)    (1,578)
- -----------------------------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1994                 4,055            16,643        321,208          149,652         30,575    522,133
- -----------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at 1 January 1994                       -             1,077         16,945           13,959          6,299     38,280
Charge for year                                 -             1,029          9,767           14,386          5,138     30,320
DISPOSALS                                       -                 -           (786)            (305)          (219)    (1,310)
- -----------------------------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1994                     -             2,106         25,926           28,040         11,218     67,290
- -----------------------------------------------------------------------------------------------------------------------------

1994 NET BOOK VALUE                         4,055            14,537        295,282          121,612         19,357    454,843
- -----------------------------------------------------------------------------------------------------------------------------

ACQUISITION COSTS
Balance at 1 January 1993                   2,950             5,410        119,355           31,992         11,311    171,018
Additions                                       -             1,181         90,096           39,103          7,841    138,221
Disposals                                       -                 -           (639)               -           (346)      (985)
- -----------------------------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1993                 2,950             6,591        208,812           71,095         18,806    308,254
- -----------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at 1 January 1993                       -               658          9,839            7,532          3,418     21,447
Charge for year                                 -               419          7,739            6,427          3,050     17,635
Disposals                                       -                 -           (633)               -           (169)      (802)
- -----------------------------------------------------------------------------------------------------------------------------

BALANCE AT 31 DECEMBER 1993                     -             1,077         16,945           13,959          6,299     38,280
- -----------------------------------------------------------------------------------------------------------------------------

1993 NET BOOK VALUE                         2,950             5,514        191,867           57,136         12,507    269,974
- -----------------------------------------------------------------------------------------------------------------------------

Cable and ducting consists principally of the civil engineering and fibre optic cable costs. In addition, cable and ducting includes net book value of preconstruction and franchise costs of L.21,317,000, L.14,429,000 and L.11,204,000 as of 31 December 1994, 1993 and 1992, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures, leasehold improvements.

9. VALUATION AND QUALIFYING ACCOUNTS

                                                                            Additions charged to
                                                         Balance at      Costs and            Other                Balance at
                                                          1 January       expenses         Accounts    Deductions 31 December
                                                             L.'000         L.'000           L.'000        L.'000      L.'000
- -----------------------------------------------------------------------------------------------------------------------------
1994
Allowance for doubtful accounts                                 577          3,392               26        (2,259)      1,736
- -----------------------------------------------------------------------------------------------------------------------------

1993
Allowance for doubtful accounts                                 107            515               70          (115)        577
- -----------------------------------------------------------------------------------------------------------------------------

1992
Allowance for doubtful accounts                                  59            308              144          (404)        107
- -----------------------------------------------------------------------------------------------------------------------------

                                                 TeleWest Annual Report 1994  71
                                                 US GAAP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued


10. OTHER LIABILITIES

Other liabilities are summarised as follows:

                                                                              1994             1993
                                                                            L.'000           L.'000
- ---------------------------------------------------------------------------------------------------
Amount due to affiliated or other related parties                              395              381
Accrued interest                                                             1,507              617
Accrued construction costs                                                   5,492            5,831
Accrued expenses and deferred income                                        25,976           13,529
Bank overdraft                                                                   -               71
Other liabilities                                                           11,900            4,463
- ---------------------------------------------------------------------------------------------------

Total                                                                       45,270           24,892
- ---------------------------------------------------------------------------------------------------

11. DEBT

Debt is summarised as follows at 31 December 1994, and 1993:

                                                                  Weighted average
                                                                     interest rate
                                                                    at 31 December             1994          1993
                                                               1994           1993           L.'000        L.'000
- -----------------------------------------------------------------------------------------------------------------
Bank credit facilities                                           -%           7.5%                -        46,000
Other debt                                                     6.6%           7.1%            3,886         3,386
- -----------------------------------------------------------------------------------------------------------------

TOTAL                                                                                         3,886        49,386
- -----------------------------------------------------------------------------------------------------------------

Following the global offering of the ordinary shares of the Company in November 1994, the Company used a portion of the proceeds from the offering to repay all amounts outstanding under the revolving credit facilities entered into by subsidiaries of the Company operating in the London South, Avon, and Scotland regional franchise groups. The credit facilities have been retained for future drawdowns to finance the construction of the telecommunications network in these regional franchise groups.

Borrowings under the credit facilities are secured by the assets and shares of the London South, Avon, and Scotland regional franchise groups and bear interest at a floating rate based on LIBOR. The credit facilities contain covenants regarding financial and operating ratios and targets.

The credit facilities are divided into two tranches: a non-recourse portion (Tranche A) and a recourse portion (Tranche B). All principal, interest and other obligations in respect of Tranche B are guaranteed severally by TCI and U S WEST such that each party is liable for no more than 50% of such outstanding principal, interest and other obligations.

The total amount available for drawdown is restricted as follows:

                                                                         Total facility restriction
                                                                                        (L. million)
- ---------------------------------------------------------------------------------------------------
                                                                 London/South Avon         Scotland
                                                                          facility         facility
1 January 1995 to 30 June 1995                                                 175               75
1 July 1995 to 31 December 1995                                                190              115
1 January 1996                                                                 190              195

Any amounts outstanding under Tranche A must be repaid by 31 December, 2001 under the London South/Avon facility and by 31 December, 2003 under the Scotland facility. Any amounts outstanding under Tranche B must be repaid by 31 March 1998 and by 31 December 1999 for the London South/Avon facility and Scotland facility, respectively.

Other debt is represented by property loans which are secured on freehold land and buildings held by the Company. The property loans bear interest at a rate of 1.5% to 1.75% above LIBOR. Annual maturities of other debt at 31 December 1994, are as follows: 1995 - none; 1996 - L.938; 1997 - L.2,948.

72  TeleWest Annual Report 1994
    US GAAP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

12. INCOME TAXES

As discussed in note 1, the Company adopted SFAS No. 109 as of 22 November 1994. The adoption of this standard has no cumulative effect to be reported in the 1994 consolidated statement of operations. Prior years' figures have not been shown as the predecessor businesses of the Company operated as a Joint Venture and any taxes would be paid by the Joint Venturers.

Loss before income taxes is solely attributable to the UK:

The provisions for income taxes (credit)follow:

                                                                                        31 December
                                                                    --------------------------------
                                                                                               1994
                                                                                             L.'000
Currently payable (refundable)                                                                    -
Deferred taxes                                                                                    -
- ---------------------------------------------------------------------------------------------------

                                                                                                  -
- ---------------------------------------------------------------------------------------------------

A reconciliation of income taxes determined using the statutory federal UK rate of 33% to actual income taxes provided is as follows:

                                                                             Year ended 31 December
                                                                    --------------------------------
                                                                                               1994
                                                                                             L.'000
- ---------------------------------------------------------------------------------------------------
Corporate tax at United Kingdom federal
  statutory rates                                                                           (21,562)
Net operating loss carryforwards                                                             18,540
Temporary differences, principally depreciation                                                 512
Non-deductible expenses                                                                        (347)
Other                                                                                            63
Share of losses of affiliates                                                                 2,794
- ---------------------------------------------------------------------------------------------------

Provision for income taxes                                                                        -
- ---------------------------------------------------------------------------------------------------

Effective rate                                                                                    -
- ---------------------------------------------------------------------------------------------------

Deferred income tax assets and liabilities at 31 December 1994 are summarised as follows:

                                                                                               1994
                                                                                             L.'000
- ---------------------------------------------------------------------------------------------------
Deferred tax assets relating to:
  Fixed assets                                                                                1,031
  Net operating loss carryforward                                                            41,582
  Other                                                                                       1,329
- ---------------------------------------------------------------------------------------------------

                                                                                             43,942
Deferred tax liabilities relating to:
  Liabilities and provisions                                                                   (460)
  Other                                                                                      (2,945)
- ---------------------------------------------------------------------------------------------------

Net deferred tax assets before valuation allowance                                           40,537
Valuation allowance                                                                         (40,537)
- ---------------------------------------------------------------------------------------------------

DEFERRED TAX ASSET PER BALANCE SHEET                                                              -
- ---------------------------------------------------------------------------------------------------

Following the reorganisation effective on 22 November 1994, the Company became subject to UK taxation.

At 31 December 1994 the Company estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of L.126 million available to relieve against future profits.

                                                 TeleWest Annual Report 1994  73
                                                 US GAAP

12. INCOME TAXES CONTINUED

The NOLs have an unlimited carryforward period under UK tax law, but are limited in their use to the type of business which has generated the loss.

13. SHAREHOLDERS' EQUITY

The authorised share capital of the Company consists of 204,000,000 convertible preference shares with a par value of 10 pence per share, of which 153,000,000 are outstanding at 31 December 1994, and 1,293,835,000 ordinary shares with a par value of 10 pence per share, of which 844,244,940 are outstanding at 31 December 1994 after deducting the 4,000,000 shares which are held in trust for future awards under the Company's restricted share scheme as described below.

MOVEMENTS IN SHARE CAPITAL

The Company was incorporated on 1 January 1994 with authorised share capital of L.50,000 divided into ordinary shares of L.1 each of which two shares were issued at par for cash. On 19 October 1994, the Company issued a further 49,998 ordinary shares at par for cash.

On 17 November 1994, the issued share capital was sub-divided into 250,000 A ordinary shares of 10p each and 250,000 B ordinary shares of 10p each. On the same day, the authorised share capital was increased to L.100,000,000 by the creation of a total of 999,500,000 A, B, C and D ordinary shares of 10p each, of which a total of 204,000,000 were redeemable.

On 18 November 1994, 757,000,000 A, B, C and D ordinary shares were issued for cash consideration of L.75,700,000. 153,000,000 of these shares were redeemable. The funds raised were used to repay debt outstanding to the partners of the former TeleWest Group. On 22 November 1994, the issued and unissued non-redeemable A, B, C and D ordinary shares were converted into ordinary shares of 10p each and the issued and unissued redeemable shares were converted into convertible preference shares of 10p each. The authorised share capital of the Company was increased by the creation of a further 497,835,000 ordinary shares of l0p each.

In connection with the global offering of the Company, a further 239,744,940 ordinary shares were issued for cash consideration of L.436,050,000 before expenses of L.34,684,000. The funds raised were used to repay the debt of the Group and to finance a portion of the costs of constructing the telecommunications network, operating cash flow deficits, and additional investments in associated undertakings. Remaining funds will be used for similar activities.

A further 4,000,000 ordinary shares were issued during the year to an independent corporate trustee to establish a restricted share scheme under which certain employees of the Company will be compensated by awards of ordinary shares. The issue was financed by an interest-free loan of L.7,280,000 made by the Company to the trustee.

CONVERTIBLE PREFERENCE SHARES

The convertible preference shares are convertible into fully paid ordinary shares at any time on the basis of one ordinary share for every convertible preference share provided that, immediately following the conversion, the percentage of the issued ordinary share capital of the Company held by members of the public, as defined by the listing rules of the London Stock Exchange, does not fall below 25%. The ordinary shares arising on conversion will rank pari passu in all respects with the ordinary shares then in issue.

The holders of the convertible preference shares are entitled to receive a dividend of such amount as is declared and paid in relation to each ordinary share, subject to the dividend to be paid not exceeding 20p per share net of any associated tax credit.

74  TeleWest Annual Report 1994
    US GAAP



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

13. SHAREHOLDERS' EQUITY continued

In the event of a winding-up of the Company or other return of capital, the assets of the Company available for distribution will be paid first to the holders of the convertible preference shares up to the sum of capital paid-up or credited as paid-up unless the right of election upon a winding-up of the Company has been exercised in respect of the convertible preference shares ("the elected shares"). If the election has been exercised, the holders of the ordinary shares and the elected shares will receive any surplus in accordance with the amount paid-up or credited as paid-up on the shares held.

The holders of the convertible preference shares are not entitled to vote at any general meeting of the Company unless the meeting includes the consideration of a resolution for winding up the Company or a resolution modifying the rights or privileges attaching to the convertible preference shares.

EMPLOYEE SHARE SCHEMES

During the year, the Company established a savings-related share option scheme ("the sharesave scheme").

At 31 December 1994, 1,666,534 options were outstanding over the ordinary shares of the Company under the sharesave scheme. The exercise price is 150p per share and the options are exercisable in 2000.

4,000,000 shares issued during the year are held in trust by an independent corporate trustee for release as awards to employees participating in the restricted share scheme. On 31 December 1994, 2,613,584 shares were allocated but not issued to employees participating in the restricted share scheme. The scheme will not alter the amount of compensation which will be paid under the Company's existing compensation programme, but is expected to enhance the Company's financial flexibility.

14. COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

The Company leases a number of assets under arrangements accounted for as capital leases. Included in the net book value of electronic equipment is L.13,024,000 for 1994 and L.7,181,000 for 1993 and in the net book value of other equipment is L.375,000 for 1994 and L.419,000 for 1993 in respect of these assets. Depreciation for the year on these assets was L.171,000 in 1994 and L.219,000 in 1993.

The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L.1,535,055 and L.1,229,000 and L.873,000 for the years ended 31 December 1994, 1993 and 1992.

Future minimum lease payments under capital and operating leases are summarised as follows as at 31 December 1994:

                                                                  Capital leases   Operating leases
                                                                          L.'000             L.'000
- ---------------------------------------------------------------------------------------------------
1995                                                                       1,594              1,507
1996                                                                       1,617              1,579
1997                                                                       2,122              1,502
1998                                                                       2,854              1,480
1999                                                                       3,163                957
2000 and thereafter                                                        8,916             13,323
- ---------------------------------------------------------------------------------------------------

                                                                          20,266
Imputed interest                                                          (5,713)
- --------------------------------------------------------------------------------

TOTAL                                                                     14,553
- --------------------------------------------------------------------------------

It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

                                                 TeleWest Annual Report 1994  75
                                                 US GAAP


14. COMMITMENTS AND CONTINGENCIES continued

MINORITY INTERESTS

In October 1993, the Company acquired all of the outstanding minority interests in the London South regional franchise group from various shareholders other than the interest of one shareholder holding approximately 0.07% interest in the London South regional franchise group. In consideration for such minority interests, the Company made an initial payment to the sellers of approximately L.790,000 and may be required to make an additional payment to one of the sellers upon the occurrence of certain events (including the completion of certain share issuances by the Company). The amount of this payment, if any, is based upon the valuation of the London South regional franchise group and the percentage of such franchise formerly owned by the minority shareholders. The Company does not expect any payment to have a material effect on the liquidity or capital resources of the Company.

In connection with the Company's acquisition of the South East regional franchise group, the Company granted to Trans-Global (UK) Limited an option to acquire up to 9.9% of the equity in the South East regional franchise group. If Trans-Global elects to exercise its option in full, the Company's interest in the South East regional franchise group would decrease to 90.1% and the Company would be entitled to a payment from Trans-Global representing Trans-Global's pro-rata share (9.9%) of all funding provided by the Company to the South East regional franchise group through to the date of exercise. As of the date of hereof, such option has not been exercised.

The Company is party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

15. RELATED-PARTY TRANSACTIONS

The Company, in the normal course of providing cable television services, purchases certain of its programming from certain UK affiliates of TCI. Such programming is purchased on commercially-available terms.

The Company has management agreements with TCI and U S WEST under which amounts are paid by the Company relating to TCI and U S WEST employees who have been seconded to the Company. For the years ended 31 December 1994, 1993 and 1992, fees paid by the Company under the agreements were L.2,128,000 L.4,451,000 and L.3,597,000 respectively.

The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services related to cable telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended 31 December 1994 and 1993 were L.557,000 and L.1,801,000. The Company also receives a fee for providing switching support services, comprising a fixed element based on the number of switches, and a variable element based on the number of lines. Fees received for the year ended 31 December 1994 were L.822,000.

16. FOURTH QUARTER FINANCIAL INFORMATION (UNAUDITED)

In connection with the global offering of the ordinary share capital of the Company, certain financial information for the nine months ended 30 September 1994 has been disclosed in the offer documents.

The following provides a summary of this financial information and sets out comparative figures for the fourth quarter ended 31 December 1994.

                                                                  Fourth quarter     9 months ended
                                                              Total         1994  30 September 1994
                                                             L.'000       L.'000             L.'000
- ---------------------------------------------------------------------------------------------------
Revenue                                                      72,027       22,727             49,300
Operating loss                                              (50,748)     (17,808)           (32,940)
Unrealised gain on interest rate swap                         1,636        1,636                  -
Loss before extraordinary gain                              (65,337)     (20,874)           (44,463)
Extraordinary gain                                            7,287        7,287                  -
Net loss                                                    (58,050)     (13,587)           (44,463)
Pro forma loss per ordinary share                                (9) pence

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

3 - Articles of Incorporation and Bylaws:

       The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994 and January 26, 1995.

       The Bylaws as adopted June 16, 1994.

       Restated Certificate of Incorporation, dated as of August 4, 1994.

       Bylaws as adopted August 4, 1994.

10 - Material Contracts:

       Tele-Communications, Inc. 1994 Stock Incentive Plan
               Incorporated herein by reference to the Company's Form S-4
                 Registration Statement.  (Commission File No. 33-54263)

       Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and Bob Magness.*
               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

       Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Bob Magness.*

       Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and John C. Malone.*
               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December
                 31, 1992. (Commission File No. 0-5550)

       Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and John C. Malone.*

       Employment Agreement, dated as of November 1, 1992, between
            Tele-Communications, Inc. and J. C. Sparkman.*
               Incorporated herein by reference to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

       Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and J. C. Sparkman.*



                                                                     (continued)

         Employment Agreement, dated as of January 1, 1992, between
            Tele-Communications, Inc. and Donne F. Fisher.*
                 Incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Donne F. Fisher.*

         Restricted Stock Award Agreement, made as of December 10, 1992, among
            Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                 Incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Deferred Compensation Plan for Non-Employee Directors, effective on
            November 1, 1992.*
               Incorporated herein by reference to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Employment Agreement, dated as of November 1, 1992, between
            Tele-Communications, Inc. and Fred A. Vierra.*
               Incorporated herein by reference to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992. (Commission File No. 0-5550)

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Fred A. Vierra.*

         Employment Agreement, dated as of January 1, 1993, between
            Tele-Communications, Inc. and Larry E. Romrell.*

         Assignment and Assumption Agreement, dated as of August 4, 1994, among
            TCI/Liberty Holding Company, Tele-Communications, Inc. and Larry E. Romrell.*

         Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights
            Agreement.*
               Incorporated herein by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)


                                                                     (continued)

         Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights
           Agreement.*
                Incorporated herein by reference to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern.*
                Incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.
                Incorporated herein by reference to the Company's Post
                   Effective Amendment No. 1 to Form S-4 Registration
                   Statement on Form S-8 Registration Statement.
                   (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, Liberty Media Corporation and grantee relating to the assumption of options and related stock appreciation rights granted under the Liberty Media Corporation 1991 Stock Incentive Plan pursuant to letter dated July 26, 1993.
                Incorporated herein by reference to the Company's Post
                   Effective Amendment No. 1 to Form S-4 Registration
                   Statement on Form S-8 Registration Statement.
                   (Commission File No. 33-54263)

         Assumption and Amended and Restated Stock Option Agreement between the
            Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
                Incorporated herein by reference to the Company's Post
                   Effective Amendment No. 1 to Form S-4 Registration
                   Statement on Form S-8 Registration Statement.
                   (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
                Incorporated herein by reference to the Company's Post
                   Effective Amendment No. 1 to Form S-4 Registration
                   Statement on Form S-8 Registration Statement.
                   (Commission File No. 33-54263)


                                                                     (continued)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of grants pursuant to the Agreement and Plan of Merger dated June 6, 1991 between United Artists Entertainment Company and Tele-Communications, Inc.
               Incorporated herein by reference to the Company's Post
                  Effective Amendment No. 1 to Form S-4 Registration
                  Statement on Form S-8 Registration Statement.
                  (Commission File No. 33-54263)

         Form of letter dated September 17, 1991 from Liberty Media Corporation to grantee relating to grant of stock appreciation rights.
               Incorporated herein by reference to the Company's Post
                  Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement.
                  (Commission File No. 33-54263)

         Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.
               Incorporated by reference to Tele-Communications, Inc.'s Post
                  Effective Amendment No. 1 to Form S-4 Registration
                  Statement on Form S-8 Registration Statement.
                  (Commission File No. 33-54263)

         Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.
               Incorporated herein by reference to the Company's Post
                  Effective Amendment No. 1 to Form S-4 Registration
                  Statement on Form S-8 Registration Statement.
                  (Commission File No. 33-54263)

         Forms of Assumption and Amended and Restated Stock Option Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.
               Incorporated herein by reference to Tele-Communications,
                  Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)

         Forms of Assumption and Amended and Restated Stock Option Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who had employment agreements with United Artists Entertainment.
               Incorporated herein by reference to Tele-Communications,
                  Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)


                                                                     (continued)

         Forms of Second Assumption and Amended and Restated Stock Option
            Agreements relating to options granted under the Amended and Restated United Artists Communications, Inc. 1983 Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.
               Incorporated herein by reference to Tele-Communications Inc.'s
                  Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement.
                  (Commission File No. 33-43009)

         Forms of Second Assumption and Amended and Restated Stock Option
            Agreements relating to options granted under the Amended and Restated United Artists Communications, Inc. 1983 Stock Option Plan and executed by employees who had employment agreements with United Artists Entertainment Company.
               Incorporated herein by reference to Tele-Communications,
                  Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement. (Commission File No. 33-43009)

         Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights
            Agreement.*

         Form of Indemnification Agreement.*
               Incorporated herein by reference to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1993. (Commission File No. 0-5550)

         Qualified Employee Stock Purchase Plan of Tele-Communications, Inc.,
            as amended.*
               Incorporated herein by reference to the Tele-Communications,
                    Inc. Registration Statement on Form S-8.
                    (Commission File No. 33-59058)

         Second Amendment to Community Cable Television General Partnership
            Agreement, dated March 12, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
               Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement to Purchase and Sell Partnership Interests, dated as of January 29, 1993, among Mile Hi Cable Partners, L.P., Mile Hi Cablevision, Inc., Time Warner Entertainment Company, L.P., Daniels & Associates Partners Limited, Daniels Communications, Inc., Cablevision Associates, Ltd., and John Yelenick and Maria Garcia-Berry, as agents for the limited partners.
               Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Loan and Security Agreement, dated January 28, 1993, among Community
            Cable Television and Robert L. Johnson, the Paige Johnson Trust and the Brett Johnson Trust.
               Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)


                                                                    (continued)

         Agreement of Limited Partnership, dated as of January 28, 1993 among
            P & B Johnson Corp., Community Cable Television and Daniels Communications, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Recapitalization Agreement, dated March 26, 1993, among Liberty Media
            Corporation, TCI Liberty, Inc. and Tele-Communications of Colorado, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Amendment to Recapitalization Agreement, dated June 3, 1993, between
            Liberty Media Corporation, TCI Liberty and Tele-Communications of Colorado, Inc.
         $18,539,442 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         $66,900,000 Promissory Note, dated June 3, 1993, from Liberty
            Media Corporation to Tele-Communications of Colorado, Inc. $10,052,000 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         $86,105,000 Promissory Note, dated June 3, 1993, from Liberty Media
            Corporation to Tele-Communications of Colorado, Inc.
         Pledge and Security Agreement, dated June 3, 1993, between
            Liberty Cable Partner, Inc. and Tele-Communications of
            Colorado, Inc.
         Stock Pledge and Security Agreement, dated June 3, 1993, between
            Liberty Capital Corp. and Liberty Cable, Inc., and Tele-Communications of Colorado, Inc.
         Option-Put Agreement, dated June 3, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
         Assignment and Assumption Agreement, dated June 3, 1993, between
            Liberty Cable Partner, Inc. and TCI Holdings, Inc.
         Option Agreement dated June 3, 1993, between TCI Holdings, Inc. and
            Liberty Cable Partner, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Current Report on Form 8-K, dated June 24, 1993. (Commission File No. 0-19036)

         Modification of Promissory Note, dated November 30, 1993, between
            Liberty Media Corporation and Tele-Communications of Colorado, Inc. Modification of Promissory Note, dated November 30, 1993, between
            Liberty Media Corporation and TCI Liberty, Inc.

         Amendment to Option-Put Agreement, dated November 30, 1993, between
            Tele-Communications of Colorado, Inc. and Liberty Cable Partner,
            Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 0-19036)


                                                                     (continued)

         Agreement Regarding Purchase and Sales of Partnership Interest, dated as of March 26, 1993, between Liberty Cable Partners, Inc. and TCI Holdings, Inc.
                 Incorporated herein by reference to Liberty Media
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated February 15, 1994.
                    (Commission File No.  0-5550)

         Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of
            Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated April 6, 1994.
                    (Commission File No.  0-5550)

         Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of
            Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                 Incorporated herein by reference to the Company's Current
                    Report on Form 8-K, dated August 18, 1994.
                    (Commission File No.  0-20421)

         Agreement and Plan of Merger, dated as of August 8, 1994, among Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation
                 Incorporated herein by reference to Tele-Communications,
                    Inc.'s Current Report on Form 8-K, dated August 18, 1994. (Commission File No. 0-20421)

21 - Subsidiaries of Tele-Communications, Inc.


23 - Consents of experts and counsel

         Consent of KPMG Peat Marwick LLP.

         Consent of KPMG Peat Marwick LLP.

         Consent of KPMG.


27 - Financial data schedule
         Tele-Communications, Inc.
         TCI Communications, Inc.

*Constitutes management contract or compensatory arrangement.