Form 10-Q
period 1995-03-31
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1995-05-12
CIK 925692, 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

Commission File Numbers 0-20421 and 0-5550

                           TELE-COMMUNICATIONS, INC.
                                     and
                           TCI COMMUNICATIONS, INC.
           ----------------------------------------------------------
           (Exact name of Registrants as specified in their charters)


              State of Delaware                   84-1260157 and 84-0588868
     -------------------------------       -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification Nos.)
      incorporation or organization)


             5619 DTC Parkway
           Englewood, Colorado                              80111
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


       Registrants' telephone number, including area code: (303) 267-5500


         TCI Communications, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury), as of May 1, 1995, was:

                 Class A common stock - 571,489,713 shares; and
                   Class B common stock - 84,864,800 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                            March 31,             December 31,
 Assets                                                                       1995                   1994 *
 ------                                                                    ----------             ------------
                                                                                  amounts in millions
 Cash                                                                       $       56                   74

 Trade and other receivables, net                                                  293                  301

 Inventories, net                                                                  112                  121

 Investments in affiliates, accounted for
    under the equity method, and related
    receivables (note 4)                                                         1,484                1,285

 Investment in Turner Broadcasting System, Inc.
    ("TBS") (note 5)                                                               701                  660

 Property and equipment, at cost:
    Land                                                                            91                   91
    Distribution systems                                                         8,652                7,705
    Support equipment and buildings                                              1,164                1,085
    Computer and broadcast equipment                                                61                   61
                                                                            ----------              -------
                                                                                 9,968                8,942
    Less accumulated depreciation                                                3,264                3,066
                                                                            ----------              -------
                                                                                 6,704                5,876
                                                                            ----------              -------
 Franchise costs                                                                13,150               11,152
    Less accumulated amortization                                                1,779                1,708
                                                                            ----------              -------
                                                                                11,371                9,444
                                                                            ----------              -------
 Other assets, at cost, net of amortization                                      1,733                1,556
                                                                            ----------              -------
                                                                            $   22,454               19,317
                                                                            ==========              =======

* Restated - see note 4.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                                              March 31,          December 31,
 Liabilities and Stockholders' Equity                                           1995                1994 *
 ------------------------------------                                        ----------          ------------
                                                                                   amounts in millions
 Accounts payable                                                            $     311                  201

 Accrued interest                                                                  152                  183

 Other accrued expenses                                                            701                  809

 Debt (note 7)                                                                  11,371               11,162

 Deferred income taxes                                                           4,397                3,524

 Other liabilities                                                                 183                  160
                                                                             ---------              -------

       Total liabilities                                                        17,115               16,039
                                                                             ---------              -------
 Minority interests in equity
    of consolidated subsidiaries                                                   373                  429

 Redeemable preferred stock (note 8)                                               303                   --

 Stockholders' equity (note 9):
    Series Preferred Stock, $.01 par value                                          --                   --
    Class B 6% Cumulative Redeemable
       Exchangeable Junior Preferred Stock,
       $.01 par value                                                               --                   --
    Convertible Preferred Stock, Series C,
       $.01 par value                                                               --                   --
    Class A common stock, $1 par value
       Authorized 1,100,000,000 shares;
       issued 659,323,499 shares in 1995
       and 576,979,498 shares in 1994                                              659                  577
    Class B common stock, $1 par value
       Authorized 150,000,000 shares;
       issued 89,037,429 shares in 1995
       and 89,287,429 shares in 1994                                                89                   89
    Additional paid-in capital                                                   4,687                2,959
    Cumulative foreign currency
       translation adjustment                                                       21                   (4)
    Unrealized holding gains for
       available-for-sale securities                                               160                  126
    Accumulated deficit                                                           (333)                (288)
                                                                             ---------              -------
                                                                                 5,283                3,459
    Treasury stock, at cost (86,030,994 and
       86,030,992 shares of Class A common
       stock in 1995 and 1994 and 4,172,629 shares
       of Class B common stock in 1995 and 1994)                                  (620)                (610)
                                                                             ---------              -------

          Total stockholders' equity                                             4,663                2,849
                                                                             ---------              -------

 Commitments and contingencies (note 10)
                                                                             $  22,454               19,317
                                                                             =========              =======

* Restated - see note 4.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                         Three months
                                                                                            ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                    1995             1994
                                                                                  --------         --------
                                                                                     amounts in millions,
                                                                                   except per share amounts
 Revenue:
    From cable and programming services                                           $  1,281            1,060
    Net sales from home shopping services                                              243               --
                                                                                  --------           ------
                                                                                     1,524            1,060
                                                                                  --------           ------

 Operating costs and expenses:
    Operating                                                                          465              315
    Cost of sales                                                                      161               --
    Selling, general and administrative                                                434              295
    Adjustment to compensation relating to
       stock appreciation rights                                                        (3)             (19)
    Depreciation                                                                       201              163
    Amortization                                                                        86               72
                                                                                  --------           ------
                                                                                     1,344              826
                                                                                  --------           ------

          Operating income                                                             180              234

 Other income (expense):
    Interest expense                                                                  (240)            (178)
    Interest and dividend income                                                         7               10
    Share of earnings of Liberty Media
       Corporation ("Liberty")                                                          --               14
    Share of losses of other affiliates,
       net (note 4)                                                                    (29)              (9)
    Gain on disposition of assets                                                        8               --
    Loss on early extinguishment of debt                                                --               (2)
    Minority interests in losses (earnings) of
       consolidated subsidiaries, net                                                   11               (2)
    Other, net                                                                          (1)              (4)
                                                                                  --------           ------
                                                                                      (244)            (171)
                                                                                  --------           ------

       Earnings (loss) before income taxes                                             (64)              63

 Income tax benefit (expense)                                                           19              (31)
                                                                                  --------           ------

       Net earnings (loss)                                                             (45)              32

 Dividend requirements on
    preferred stocks                                                                    (8)              --
                                                                                  --------           ------

       Net earnings (loss) attributable
          to common shareholders                                                  $    (53)              32
                                                                                  ========           ======

 Primary and fully diluted earnings (loss)
    attributable to common shareholders
    per common and common equivalent
    share (note 2)                                                                $   (.08)             .07
                                                                                  ========           ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1995
                                  (unaudited)

                                                                                                         Cumulative
                                                                                                          foreign
                                                 Class B    Series C     Common stock      Additional     currency
                                                Preferred  Preferred  ------------------     paid-in     translation
                                                  Stock      Stock    Class A    Class B     capital     adjustment
                                                ---------  ---------  -------    -------   ----------    -----------
                                                                       amounts in millions
 Balance at January 1, 1995                       $ --        --        577         89       2,959           (4)

    Net loss                                        --        --         --         --          --           --
    Issuance of common stock in
       public offering                              --        --         20         --         381           --
    Issuance of common stock in
       private offering                             --        --          1         --          28           --
    Issuance of common stock for
       acquisitions and investments (note 6)        --        --         61         --       1,324           --
    Issuance of Class A common stock
       to subsidiary of TCI in
       Reorganization                               --        --         --         --          10           --
    Accreted dividends on all classes of
       preferred stock                              --        --         --         --          (8)          --
    Accreted dividends on all classes of
       preferred stock not subject
       to mandatory redemption
       requirements                                 --        --         --         --           5           --
    Payment of preferred stock dividends            --        --         --         --         (12)          --
    Foreign currency translation
       adjustment                                   --        --         --         --          --           25
    Change in unrealized holding gains for
       available-for-sale securities                --        --         --         --          --           --
                                                 -----      ----       ----      -----       -----         ----

 Balance at March 31, 1995                       $  --        --        659         89       4,687           21
                                                 =====      ====       ====      =====       =====         ====

                                               Unrealized
                                                 holding
                                                gains for
                                                available-                                Total
                                                 for-sale    Accumulated   Treasury    stockholders'
                                               securities *   deficit *      stock        equity
                                               ------------  -----------   --------    -------------
                                                               amounts in millions
 Balance at January 1, 1995                         126          (288)      (610)         2,849

    Net loss                                         --           (45)        --            (45)
    Issuance of common stock in
       public offering                               --            --         --            401
    Issuance of common stock in
       private offering                              --            --         --             29
    Issuance of common stock for
       acquisitions and investments (note 6)         --            --         --          1,385
    Issuance of Class A common stock
       to subsidiary of TCI in
       Reorganization                                --            --        (10)            --
    Accreted dividends on all classes of
       preferred stock                               --            --         --             (8)
    Accreted dividends on all classes of
       preferred stock not subject
       to mandatory redemption
       requirements                                  --            --         --              5
    Payment of preferred stock dividends             --            --         --            (12)
    Foreign currency translation
       adjustment                                    --            --         --             25
    Change in unrealized holding gains for
       available-for-sale securities                 34            --         --             34
                                                   ----          ----       ----          -----

 Balance at March 31, 1995                          160          (333)      (620)         4,663
                                                   ====          ====       ====          =====

* Restated - see note 4.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                     1995             1994
                                                                                    --------         ------
                                                                                      amounts in millions
                                                                                          (see note 3)
 Cash flows from operating activities:
    Net earnings (loss)                                                             $    (45)            32
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                                                  287            235
          Adjustment to compensation relating to stock
             appreciation rights                                                          (3)           (19)
          Share of earnings of Liberty                                                    --            (14)
          Share of losses of other affiliates                                             29              9
          Deferred income tax expense (benefit)                                          (20)            13
          Minority interests in earnings (losses)                                        (11)             2
          Loss on early extinguishment of debt                                            --              2
          Gain on disposition of assets                                                   (8)            --
          Noncash interest and dividend income                                            (2)            (2)
          Other noncash charges                                                            1              1
          Changes in operating assets and liabilities,
             net of the effect of acquisitions:
                Change in receivables                                                     19              7
                Change in inventories                                                      9             --
                Change in accrued interest                                               (35)           (26)
                Change in other accruals and payables                                    (23)            86
                                                                                    --------        -------
                  Net cash provided by operating activities                              198            326
                                                                                    --------        -------

 Cash flows from investing activities:
    Cash paid for acquisitions                                                           (21)           (10)
    Capital expended for property and equipment                                         (346)          (243)
    Proceeds from disposition of assets                                                   13              8
    Additional investments in and
       loans to affiliates and others                                                   (224)           (97)
    Repayment of loans by affiliates and others                                            6             31
    Return of capital from affiliates                                                      8             --
    Other investing activities                                                           (75)           (71)
                                                                                    --------         ------
                  Net cash used in investing activities                                 (639)          (382)
                                                                                    --------         ------

 Cash flows from financing activities:
    Borrowings of debt                                                                 1,064          1,296
    Repayments of debt                                                                (1,059)        (1,188)
    Preferred stock dividends of subsidiaries                                             --             (2)
    Preferred stock dividends                                                            (12)            --
    Issuance of common stock                                                             430             --
                                                                                    --------         ------
                  Net cash provided by financing activities                              423            106
                                                                                    --------         ------

                  Net increase (decrease) in cash                                        (18)            50

                     Cash at beginning of period                                          74              1
                                                                                    --------         ------

                     Cash at end of period                                          $     56             51
                                                                                    ========         ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1995
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received
         0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Such ownership is reflected as treasury stock at such entities' historical cost in the accompanying consolidated financial statements. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI eliminates in consolidation.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to the International Cable and Programming unit.

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)      Earnings (Loss) Per Common and Common Equivalent Share

         Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (491.9 million for the three months ended March 31, 1994).

         Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (491.9 million for the three months ended March 31, 1994).

         The loss per common share for March 31, 1995 was computed by dividing net loss by the weighted average number of common shares outstanding during the period (634.5 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $275 million and $204 million for the three months ended March 31, 1995 and 1994, respectively. Also, during these periods, cash paid for income taxes was not material.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Significant noncash investing and financing activities are as follows:

                                                                    Three months ended
                                                                         March 31,
                                                                  -----------------------
                                                                    1995            1994
                                                                  --------         ------
                                                                    amounts in millions
Cash paid for acquisitions:
   Fair value of assets acquired                                  $  2,791             10
   Liabilities assumed                                                (279)            --
   Deferred tax liability recorded
      in acquisitions                                                 (875)            --
   Minority interests in equity of
      acquired entities                                                 (4)            --
   Common stock issued in acquisitions                              (1,312)            --
   Redeemable preferred stock issued
      in acquisition                                                  (300)            --
                                                                  --------          -----

      Cash paid for acquisitions                                  $     21             10
                                                                  ========          =====

Conversion of debt into additional
   minority interest in consolidated subsidiary                   $     14             --
                                                                  ========          =====

Common stock issued to subsidiaries in
   Reorganization reflected as
   treasury stock                                                 $     10             --
                                                                  ========          =====

Common stock issued in exchange for
   cost investment                                                $     73             --
                                                                  ========          =====

Effect of foreign currency translation
   adjustment on book value of foreign
   equity investments                                             $     25              1
                                                                  ========          =====

Change in unrealized gains, net of deferred
   income taxes, on available-for-sale
   securities                                                     $     34            113
                                                                  ========          =====

Unrealized gains, net of deferred taxes,
   on available-for-sale securities
   as of January 1, 1994                                          $     --            304
                                                                  ========          =====

Noncash exchange of equity investments
   and consolidated subsidiaries for
   consolidated subsidiary                                        $     --             38
                                                                  ========          =====

Common stock issued upon conversion of
   redeemable preferred stock                                     $     --             18
                                                                  ========          =====

Accrued preferred stock dividends                                 $      3             --
                                                                  ========          =====

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method are as follows:

                                                                                          Three months
                                                                                             ended
                    Combined Operations                                                    March 31,
                    -------------------                                              ----------------------
                                                                                      1995           1994
                                                                                     -------       --------
                                                                                      amounts in millions
                       Revenue                                                       $   748            195
                       Operating expenses                                               (602)          (173)
                       Depreciation and amortization                                    (111)           (31)
                                                                                     -------       --------

                          Operating income (loss)                                         35             (9)

                       Interest expense                                                  (54)            (9)
                       Other, net                                                        (43)           (20)
                                                                                     -------       --------

                          Net loss                                                   $   (62)           (38)
                                                                                     =======       ========

         The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at March 31, 1995 are TeleWest Communications plc (carrying value of $462 million), Discovery Communications, Inc. (carrying value of $115 million) and Teleport Communications Group, Inc. (carrying value of $144 million).

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         TCI's ownership of QVC was received in the TCI/Liberty Combination. Liberty began accounting for its investment in QVC under the cost method in May 1994, upon its determination to remain outside of the previous QVC shareholders agreement. Prior to such determination, Liberty had accounted for its investment in QVC under the equity method.

         Upon consummation of the aforementioned QVC transactions, the Company is deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December
         31, 1994. The restatement did not affect the Company's results of operations for the three months ended March 31, 1994 as QVC was accounted for under the equity method during that period.

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

(6)      Acquisitions

         As of January 26, 1995, TCI, TCIC, a wholly-owned subsidiary of TCI, and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC, a wholly-owned subsidiary of TCI. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Convertible Preferred Stock, Series D (the "Series D Preferred") with an aggregate initial liquidation value of $300 million (see note 8).


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The acquisition of TeleCable was accounted for by the purchase method. Accordingly, the results of operations of such acquired entity have been consolidated with those of the Company since its date of acquisition. On a pro forma basis, the Company's revenue would have been increased by $25 million, net loss would have been reduced by $1 million, loss attributable to common shareholders and loss per share would have remained unchanged for the three months ended
         March 31, 1995, had such acquired entity been consolidated with the Company on January 1, 1994. On a pro forma basis, revenue would have increased by $73 million, net earnings would have been increased by $2 million, earnings attributable to common shareholders would have been reduced by $2 million and earnings per share would have been reduced by $.01 for the three months ended March 31, 1994, had such acquired entity been consolidated with the Company on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entity since
         January 1, 1994.

         Comcast Corporation ("Comcast") had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, the Company and Comcast entered into a purchase agreement whereby the Company would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

(7)      Debt

         Debt is summarized as follows:

                                                                             March 31,           December 31,
                                                                               1995                 1994
                                                                            ----------           ------------
                                                                                  amounts in millions
           Senior notes                                                      $   5,382                5,412
           Bank credit facilities                                                4,225                4,045
           Commercial paper                                                        527                  445
           Notes payable                                                         1,013                1,024
           Convertible notes (a)                                                    44                   45
           Other debt                                                              180                  191
                                                                             ---------             --------

                                                                             $  11,371               11,162
                                                                             =========             ========

         (a) These convertible notes, which are stated net of unamortized discount of $186 million at March 31, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Class A common stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         As security for borrowings under one of its credit facilities, TCIC pledged a portion of the common stock (with a quoted market value of approximately $512 million at March 31, 1995) it holds of TBS.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.9% on notional amounts of $550 million at March 31, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,605 million at March 31, 1995. During the three months ended March 31, 1995 and 1994, the Company's net receipts pursuant to the Fixed Rate Agreements were $5.1 million and $2.1 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1.4 million and $19.6 million, respectively.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional       Expiration        Interest Rate     Notional
                   Date            To Be Paid      Amount           Date          To Be Received      Amount
              --------------      -------------    ------      --------------     --------------      ------
           August 1995                7.2%         $   10    April 1995                6.4%          $    75
           April 1996                 9.9%             30    August 1995               7.7%               10
           May 1996                   8.3%             50    April 1996                6.8%               50
           July 1996                  8.2%             10    July 1996                 8.2%               10
           August 1996                8.2%             10    August 1996               8.2%               10
           November 1996              8.9%            150    September 1996            4.6%              150
           October 1997             7.2%-9.3%          60    April 1997                7.0%              200
           December 1997              8.7%            230    September 1998          4.8%-5.2%           300
                                                   ------    April 1999                7.4%              100
                                                   $  550    September 1999          7.2%-7.4%           300
                                                   ======    February 2000           5.8%-6.6%           650
                                                             March 2000              5.8%-6.0%           675
                                                             September 2000            5.1%               75
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

                   Notes to Consolidated Financial Statements


         In order to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate hedge agreements on notional amounts of $325 million which fix the maximum variable interest rates at 11%. Such agreements expire during the third and fourth quarters of 1995.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at March 31, 1995, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $121 million at March 31, 1995 to terminate the agreements.

         The fair value of the subsidiaries of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $11,371 million, was $11,434 million at March 31, 1995.

         Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

(8)      Redeemable Preferred Stock

         Convertible Preferred Stock, Series D. The Company issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 6).

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         Stock options to acquire 162,228 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share were outstanding at March 31, 1995. During the three months ended March 31, 1995, no options were exercised and no options were canceled. Options to acquire 19,428 shares of TCI Class A common stock expire August 14, 1995. Options to acquire 142,800 shares of TCI Class A common stock expire December 15, 1998.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Stock options in tandem with stock appreciation rights to purchase 3,963,000 shares of Class A common stock at a purchase price of $16.75 per share were outstanding at March 31, 1995. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002.

         Stock options in tandem with stock appreciation rights to purchase 1,940,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at March 31, 1995. Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003.

         Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at March 31, 1995. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

         Stock options in tandem with stock appreciation rights to acquire 54,600 share of TCI Class A common stock at an adjusted purchase price of $19.56 were outstanding at March 31, 1995. The options vest in five equal annual installments commencing June 3, 1994 and expire in June 2003.

         Stock appreciation rights with respect to 1,423,500 shares of TCI Class A common stock were outstanding at March 31, 1995. These rights have an adjusted strike price of $0.82 per share, become exercisable and vest evenly over seven years, beginning March 28, 1992. Stock appreciation rights expire on March 28, 2001.

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

         Estimated compensation relating to stock appreciation rights has been recorded through March 31, 1995, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

         Other

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         At March 31, 1995, there were 68,520,802 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities. In addition, one share of Class A common stock is reserved for each share of Class B common stock.

(10)     Commitments and Contingencies

         During 1994, subsidiaries of the Company, Comcast, Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco- Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         At March 31, 1995, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. During the first quarter of 1995, an initial borrowing aggregating $95 million was made pursuant to the letter of credit. Subsequent to March 31, 1995, 19,638,508 shares of TCI Class A common stock held by subsidiaries of the Company were pledged as additional collateral for the letter of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $387 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant. The Company also has guaranteed the obligation of an Australian affiliate to pay similar fees for the license to exhibit certain films through the year 2000. If the Company failed to fulfill its obligation under this guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of $67 million. Although the aggregate amount of the Australian affiliate's film license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such affiliate's obligations could be significant.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $250 million at March 31, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company has also committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1995, such commitments aggregated $174 million.

         In 1993, the President of Home Shopping Network, Inc. ("HSN") received stock appreciation rights with respect to 984,876 shares of HSN's common stock at an exercise price of $8.25 per share. These rights vest over a four year period and are exercisable until February 23, 2003. The stock appreciation rights will vest upon termination of employment other than for cause and will be exercisable for up to one year following the termination of employment. In the event of a change in ownership control of HSN, all unvested stock appreciation rights will vest immediately prior to the change in control and shall remain exercisable for a one year period. Stock appreciation rights not exercised will expire to the extent not exercised. These rights may be exercised for cash or, so long as HSN is a public company, for shares of HSN's common stock equal to the excess of the fair market value of each share of common stock over $8.25 at the exercise date. The stock appreciation rights also will vest in the event of death or disability. Estimated compensation related to stock appreciation rights has been recorded through March 31, 1995, but it is subject to future adjustment based upon market value, and ultimately on the final determination of market value when the rights are exercised.

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)      Material changes in financial condition:

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Such ownership is reflected as treasury stock at such entities' historical cost in the accompanying consolidated financial statements. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI eliminates in consolidation.

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

         During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). The Company reorganized its structure to provide for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While neither the International Cable and Programming unit nor the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate focus.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         During 1994, subsidiaries of the Company, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in PCS Auctions of PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

         WirelessCo has also invested in APC, which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The Company owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and the Company also formed PhillieCo, in which the Company owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         At the end of the first quarter of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.

         Subsidiaries of the Company, Cox and Comcast, together with Continental, own Teleport Communications Group, Inc. and TCG Partners, which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

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

         At March 31, 1995, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. During the first quarter of 1995, an initial borrowing aggregating $95 million was made pursuant to the letter of credit. Subsequent to March 31, 1995, 19,638,508 shares of TCI Class A common stock held by subsidiaries of the Company were pledged as additional collateral for the letter of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         As of January 26, 1995, TCI, TCIC, a wholly-owned subsidiary of TCI, and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of the Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of TCI Class A common stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years. The amount of net liabilities assumed by TCIC and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post- closing adjustments.

         Pursuant to the QVC Merger Agreement, the Purchaser, a corporation which is jointly owned by Comcast and Liberty, commenced the QVC Tender Offer to purchase all outstanding shares of common stock and preferred stock of QVC.

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

         Upon consummation of the aforementioned QVC transactions, the Company is deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and retained earnings by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. No restatement to the Company's results of operations for the three months ended March 31, 1994 was required as QVC was only accounted for under the cost method from May of 1994 through February 9, 1995.

         Pursuant to an underwritten public offering, the Company sold 19,550,000 shares of TCI Class A common stock in February of 1995. The Company received net proceeds of approximately $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         Subsidiaries of the Company had approximately $2.5 billion in unused lines of credit at March 31, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($464 million and $450 million for the three months ended March 31, 1995 and 1994, respectively) to interest expense ($240 million and $178 million for the three months ended March 31, 1995 and 1994, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 193% and 253% for the three months ended March 31, 1995 and 1994, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($198 million and $326 million for the three months ended March 31, 1995 and 1994, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 7.2% to 9.9% on notional amounts of $550 million at March 31, 1995 and (ii) variable interest rates on notional amounts of $2,605 million at March 31, 1995. During the three months ended March 31, 1995 and 1994, the Company's net receipts pursuant to its fixed rate exchange agreements were $5.1 million and $2.1 million, respectively. During the three months ended March 31, 1995 and 1994, the Company's net receipts pursuant to its variable rate exchange agreements were $1.4 million and $19.6 million, respectively. The Company's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $325 million at 11%. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

        The Company is currently the sole satellite carrier of WTBS, a 24-hour independent UHF television station originated by TBS to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Other independent television stations are transmitted by other carriers. The Company's satellite carrier of WTBS, Southern Satellite Systems, Inc. ("Southern"), does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Revision Act of 1976, as amended and any applicable requirements of the Communications Act of 1934, as amended, or, if the carrier serves home satellite dish owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988. Further, Southern has no control over the programming on such station. TBS produces and distributes other cable programming services, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenue from the sale of advertising time on WTBS, however, and the Company therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

        The Company is upgrading and installing optical fiber in its cable systems at a rate such that in two years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The Company made capital expenditures of $1,264 million in 1994 and the Company expects to expend similar amounts in 1995, among other things, to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in the Company's liquidity, including those resulting from rate regulation.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006. The aggregate minimum liability under certain of the license agreements is approximately $387 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

        The Company also has guaranteed the obligation of an Australian affiliate to pay similar fees for the license to exhibit certain films through the year 2000. If the Company failed to fulfill its obligation under this guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of $67 million. Although the aggregate amount of the Australian affiliate's film license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such affiliate's obligation could be significant.

        The Company has committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1995, such commitments aggregated $174 million.

        The Company also intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of March 31, 1995 was $214 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        The FCC has adopted rules providing for mandatory carriage by cable systems after September 1, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying home-shopping programming after October 6, 1993, and, depending on a cable system's channel capacity, non- commercial television broadcast signals. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. The "must-carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings to resolve challenges to their constitutionality. TCI believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of TCI's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to TCI's programming services also will be limited. However, as discussed above, such regulations have resulted in expanded cable distribution of Home Shopping Network, Inc. ("HSN"), which is carried by a number of full-power commercial broadcast television stations.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         The Company estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such rate regulations. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non- regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

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

         The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. Such regulations allow an increase of either (i) the sum of a prescribed channel addition factor, the license fee expense and a 7.5% markup, or (ii) a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. For systems with more than one tier of cable service, the methodology described in (ii) is not available for the basic level of service. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         The Company believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions. The amount of refunds, if any, which could be payable by the Company in the event that any system's rates were to be successfully challenged, is not considered to be material.

         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased by approximately 44% for the three months ended March 31, 1995 compared to the corresponding period of 1994. Such increase was the result of the TCI/Liberty Combination (34%), the growth in subscriber levels within the Company's cable television systems (5%) and the effect of certain acquisitions, including TeleCable (9%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act.

         Net sales from home shopping services reflects the results of HSN which became a consolidated subsidiary of the Company in the TCI/Liberty Combination. Net sales from HSN represented $244 million or 23% of the increase in revenue from the TCI/Liberty Combination. HSN believes that future levels of net sales will be dependent, in large part, on program carriage, market penetration and merchandising management. Program carriage is defined as the number of cable systems and broadcast television stations that carry HSN programming. Market penetration represents the level of active purchasers within a market.

         Cable television systems and affiliated broadcast television stations broadcast HSN programming under affiliation agreements with varying original terms. HSN seeks to increase the number of cable television systems and broadcast television stations that televise HSN programming while evaluating the expected profitability of each contract.

         Revenue of TCI's consolidated entertainment and information programming services ("Other Programming Services") represented $66 million or 6% of the increase in revenue from the TCI/Liberty Combination. Such increase in revenue compared to the corresponding period of 1994 was attributable to subscription and advertising revenue at TCI's consolidated sport programming businesses ($47 million), revenue from Netlink USA, a marketer and distributor of programming to the United States home satellite dish subscriber market ($5 million) and subscription revenue generated by Southern and Encore Media Corporation ($14 million). The remainder of the increase in revenue from the TCI/Liberty Combination is due primarily to revenue generated by the cable television systems which were acquired in the combination.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

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

         Operating costs and expenses have increased by 63% for the three months ended March 31, 1995 compared to the corresponding period of 1994. The TCI/Liberty Combination resulted in an increase of $424 million or 51% in operating, selling, general and administrative expenses. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. The Company cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

         Cost of sales of HSN represented $187 million or 23% of the increase resulting from the TCI/Liberty Combination. HSN expects that certain of its costs will increase in the future. Management believes that selling and marketing expenses will be at higher levels in future periods as HSN maintains its efforts to increase the number of cable systems carrying HSC programming, increase market penetration and develop new electronic opportunities. In addition, these expenses will increase if program carriage increases. Broadcast expenses are expected to increase in future periods. "Must carry" legislation, as discussed above, is expected to result in increases in certain operating expenses related to cable and broadcast carriage in dollars. However, as a percentage of sales, the effect is not currently determinable.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

         Programming expenses represented $65 million or 8% of the increase in total operating expenses (excluding cost of sales). Additionally, the Company incurred $11 million of programming and marketing costs associated with the launch in February of 1994 of a new premium programming service to its subsidiaries. The Company's Other Programming Services will continue to reflect losses associated with the new premium service as the Company's programming costs are reflected in the operations of the Programming group and the revenue from the subscribers of such service are reflected in the Company's Domestic Cable and Communications group. However, although there can be no assurance, as the Domestic Cable and Communications group increases its distribution of this service to its subscribers, management of the Company believes that the consolidated impact from such premium service should be positive.

         The Company has an ownership interest of approximately 38% in TeleWest Communications plc ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at March 31, 1995 of $462 million and comprised $11 million of the Company's share of its affiliates' losses during the three months ended March 31, 1995. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $164 million at March 31, 1995 and accounted for $8 million of the Company's share of its affiliates' losses in 1995.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         TeleWest Communications, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. At December 31, 1994, TeleWest Communications had completed approximately 37% of its network construction and, it is expected that TeleWest Communications' network construction will be substantially complete within the next five years. Although there is no assurance, the Company believes (i) that the continued expansion of TeleWest Communications' networks ultimately will provide TeleWest Communications with a revenue base that will exceed its expenses, (ii) that TeleWest Communications' present and future sources of liquidity (including the L.401.3 million ($630.0 million using the November 23, 1994 exchange rate) of net proceeds from TeleWest Communications' November 23, 1994 initial public offering and certain bank credit facilities) will be sufficient to meet TeleWest Communications' liquidity requirements. The Company has no present intention to make significant loans to or investments in TeleWest Communications.

         In connection with its investments in the above-described foreign entities, the Company is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L."), the Japanese yen ("Y.") and various other foreign currencies that are the functional currencies of the Company's foreign subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of International will cause the Company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. The Company is also exposed to foreign currency risk to the extent that the Company or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because the Company generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, the Company historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although the Company monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, the Company believes that it is not possible or practical to completely eliminate the Company's exposure to unfavorable fluctuations in foreign currency exchange rates.

         The Company's net loss (before preferred stock dividends) of $45 million for the three months ended March 31, 1995 represented a decrease of $77 million as compared to the Company's net earnings of $32 million for the corresponding period of 1994. Such decrease is principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, operating losses incurred by certain programming services including the new premium programming service launched in 1994, an increase in interest expense due to an increase in interest rates, net of the increase in operating income from the acquisition of TeleCable.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                             March 31,           December 31,
 Assets                                                                        1995                 1994
 ------                                                                     ----------           ------------
                                                                                   amounts in millions
 Cash                                                                       $       14                    6

 Trade and other receivables, net                                                  193                  198

 Investments in affiliates, accounted for
    under the equity method, and related
    receivables (note 3)                                                           495                  341

 Property and equipment, at cost:
    Land                                                                            68                   68
    Distribution systems                                                         8,493                7,589
    Support equipment and buildings                                                985                  921
                                                                            ----------            ---------
                                                                                 9,546                8,578
    Less accumulated depreciation                                                3,170                2,999
                                                                            ----------            ---------
                                                                                 6,376                5,579
                                                                            ----------            ---------

 Franchise costs                                                                12,935               10,994
    Less accumulated amortization                                                1,760                1,697
                                                                            ----------            ---------
                                                                                11,175                9,297
                                                                            ----------            ---------

 Other assets, at cost, net of amortization                                        475                  459
                                                                            ----------            ---------

                                                                            $   18,728               15,880
                                                                            ==========            =========

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                                            March 31,             December 31,
 Liabilities and Stockholder's Equity                                          1995                   1994
 ------------------------------------                                       ---------             ------------
                                                                                   amounts in millions
 Accounts payable                                                            $     156                   74

 Accrued interest                                                                  147                  179

 Other accrued expenses                                                            563                  603

 Debt (note 5)                                                                  10,879               10,712

 Deferred income taxes                                                           4,153                3,299

 Other liabilities                                                                 119                   96
                                                                             ---------             --------

       Total liabilities                                                        16,017               14,963
                                                                             ---------             --------

 Minority interests in equity
    of consolidated subsidiaries                                                   216                  271

 Stockholder's equity (note 6):
    Class A common stock, $1 par value.
       Authorized 904,000 shares in 1995 and
       1994; issued 811,655 in 1995 and 1994                                         1                    1
    Class B common stock, $1 par value.
       Authorized 96,000 shares in 1995 and
       1994; issued 94,447 shares in 1995
       and 1994                                                                     --                   --
    Additional paid-in capital                                                   3,076                2,842
    Unrealized holding gains for
       available-for-sale securities, net of taxes                                   2                    2
    Accumulated deficit                                                           (252)                (256)
                                                                             ---------             --------
                                                                                 2,827                2,589

    Investment in TCI (note 1)                                                  (1,106)              (1,096)
    Due to (from) TCI                                                              774                 (847)
                                                                             ---------             --------

          Total stockholder's equity                                             2,495                  646
                                                                             ---------             --------
 Commitments and contingencies (note 7)
                                                                             $  18,728               15,880
                                                                             =========             ========


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                        Three months
                                                                                            ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   1995             1994
                                                                                ----------       ----------
                                                                                    amounts in millions
 Revenue                                                                        $    1,169            1,060

 Operating costs and expenses:
    Operating                                                                          355              315
    Selling, general and administrative                                                317              295
    Adjustment to compensation relating to
       stock appreciation rights                                                        (1)             (19)
    Depreciation                                                                       192              163
    Amortization                                                                        76               72
                                                                                ----------        ---------
                                                                                       939              826
                                                                                ----------        ---------

          Operating income                                                             230              234

 Other income (expense):
    Interest expense                                                                  (232)            (178)
    Interest and dividend income                                                         8               10
    Share of earnings of Liberty                                                        --               14
    Share of losses of other affiliates,
       net (note 3)                                                                     (9)              (9)
    Gain on disposition of assets                                                       11               --
    Loss on early extinguishment of debt                                                --               (2)
    Minority interests in losses (earnings)
       of consolidated subsidiaries, net                                                 3               (2)
    Other, net                                                                          (3)              (4)
                                                                                ----------        ---------
                                                                                      (222)            (171)
                                                                                ----------        ---------

       Earnings before income taxes                                                      8               63

 Income tax expense                                                                     (4)             (31)
                                                                                ----------        ---------

       Net earnings                                                             $        4               32
                                                                                ==========        =========


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1995
                                  (unaudited)


                                                                       Unrealized
                                                                        holding
                                                                       gains for
                                           Common stock    Additional  available-                Investment    Due         Total
                                        -----------------   paid-in     for-sale    Accumulated      in     to (from)  stockholder's
                                        Class A   Class B   capital    securities     deficit        TCI       TCI        equity
                                        -------   -------  ---------   ----------   -----------  ---------- ---------  -------------
                                                                               amounts in millions
 Balance at January 1, 1995              $   1       --     2,842          2          (256)       (1,096)      (847)         646


    Net earnings                            --       --        --         --             4             --        --            4
    Effect of Reorganization                --       --        --         --            --            (10)       70           60
    TCI Class A common stock issued
       in acquisition of remaining
       minority interest of Heritage
       contributed to TCIC (note 4)         --       --       234         --            --             --        58          292
    Issuance of TCI Class A common
       stock and TCI preferred stock
       in TeleCable acquisition (note 4)    --       --        --         --            --             --     1,311        1,311
    Proceeds from issuance of TCI
       Class A common stock to public
       utilized to repay TCIC
       indebtedness                         --       --        --         --            --             --       401          401
    Proceeds from issuance of TCI
       Class A common stock in
       private offering                     --       --        --         --            --             --        29           29
    Change in due to TCI                    --       --        --         --            --             --      (248)        (248)
                                         -----    -----    ------       ----         -----       --------     -----        -----

 Balance at March 31, 1995               $   1       --     3,076          2          (252)       (1,106)       774        2,495
                                         =====    =====     =====       ====         =====        ======      =====        =====


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                      1995           1994
                                                                                   ---------      ---------
                                                                                     amounts in millions
                                                                                         (see note 2)
 Cash flows from operating activities:
    Net earnings                                                                   $       4             32
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                                                  268            235
          Adjustment to compensation relating to stock
             appreciation rights                                                          (1)           (19)
          Share of earnings of Liberty                                                    --            (14)
          Share of losses of other affiliates                                              9              9
          Deferred income tax expense (benefit)                                          (10)            13
          Minority interests in earnings (losses)                                         (3)             2
          Loss on early extinguishment of debt                                            --              2
          Gain on disposition of assets                                                  (11)            --
          Noncash interest and dividend income                                            (2)            (2)
          Other noncash charges                                                           --              1
          Changes in operating assets and liabilities,
             net of the effect of acquisitions:
                Change in receivables                                                     20              7
                Change in accrued interest                                               (36)           (26)
                Change in other accruals and payables                                     10             86
                                                                                   ---------        -------

                  Net cash provided by operating activities                              248            326
                                                                                   ---------        -------

 Cash flows from investing activities:
    Cash paid for acquisitions                                                            (9)           (10)
    Capital expended for property and equipment                                         (325)          (243)
    Proceeds from disposition of assets                                                   13              8
    Additional investments in and
       loans to affiliates and others                                                   (161)           (97)
    Repayment of loans by affiliates and others                                            1             31
    Other investing activities                                                           (16)           (71)
                                                                                   ---------        -------

                  Net cash used in investing activities                                 (497)          (382)
                                                                                   ---------        -------
 Cash flows from financing activities:
    Borrowings of debt                                                                   880          1,296
    Repayments of debt                                                                  (930)        (1,188)
    Change in due from TCI                                                               307             --
    Preferred stock dividends of subsidiaries                                             --             (2)
                                                                                   ---------        -------

                  Net cash provided by financing activities                              257            106
                                                                                   ---------        -------

                  Net increase in cash                                                     8             50

                     Cash at beginning of period                                           6              1
                                                                                   ---------        -------

                     Cash at end of period                                         $      14             51
                                                                                   =========        =======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1995
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Old TCI and those of all majority- owned subsidiaries ("TCIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc.) and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc.
         and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received
         0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such common stock and preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompnaying consolidated financial statements.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) TBS and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to the International Cable and Programming unit. In the first quarter of 1995, TCIC transferred certain additional assets to the International Cable and Programming unit.

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $268 million and $204 million for the three months ended March 31, 1995 and 1994, respectively. Also, during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                                      Three months ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                     1995             1994
                                                                                    ------           ------
                                                                                      amounts in millions
                  Cash paid for acquisitions:
                     Fair value of assets acquired                                   $ 2,769             10
                     Liabilities assumed                                                (279)            --
                     Deferred tax liability recorded
                        in acquisitions                                                 (875)            --
                     Minority interests in equity of
                        acquired entities                                                 (3)            --
                     Common stock of TCI issued in
                        acquisition contributed to TCIC                                 (234)            --
                     Increase in amounts due to TCI resulting
                        from common stock of TCI issued in
                        acquisition                                                   (1,369)            --
                                                                                     -------          -----
                           Cash paid for acquisitions                                $     9             10
                                                                                     =======          =====

                  Common stock issued upon conversion
                     of redeemable preferred stock                                   $    --             18
                                                                                     =======          =====

                  Effect of foreign currency translation
                     adjustment on book value of foreign
                     equity investments                                              $    --              1
                                                                                     =======          =====
                  Unrealized gains, net of deferred taxes,
                     on available-for-sale securities as
                     of January 1, 1994                                              $    --            304
                                                                                     =======          =====
                  Change in unrealized gains, net of
                     deferred taxes, on available-for-sale
                     securities                                                      $    --            113
                                                                                     =======          =====
                  Net assets of TCIC transferred in the
                     Reorganization in exchange for TCI
                     common stock reflected as investment
                     in TCI                                                          $    10             --
                                                                                     =======          =====
                  Net assets of TCIC transferred in the
                     Reorganization through due to TCI                               $    60             --
                                                                                     =======          =====

                  Noncash exchange of equity investments
                     and consolidated subsidiaries for
                     consolidated subsidiary                                         $    --             38
                                                                                     =======          =====


                                               (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)      Investments in Other Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method are as follows:

                                                                                          Three months
                                                                                             ended
                    Combined Operations                                                     March 31,
                    -------------------                                              ----------------------
                                                                                      1995            1994
                                                                                     -------         ------
                                                                                       amounts in millions
                       Revenue                                                       $    52            195
                       Operating expenses                                                (49)          (173)
                       Depreciation and amortization                                      (9)           (31)
                                                                                     -------         ------

                          Operating loss                                                  (6)            (9)

                       Interest expense                                                   (2)            (9)
                       Other, net                                                         (3)           (20)
                                                                                     -------         ------

                          Net loss                                                   $   (11)           (38)
                                                                                     =======         ======


         Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(4)      Acquisitions

         As of January 26, 1995, TCI, TCIC and TeleCable consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The amount of net liabilities assumed by TCIC and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post-closing adjustments.

         The acquisition of TeleCable was accounted for by the purchase method. Accordingly, the results of operations of such acquired entity have been consolidated with those of TCIC since its date of acquisition.
         On a pro forma basis, TCIC's revenue would have been increased by $25 million and $73 million and net earnings would have been increased by $1 million and $2 million for the three months ended March 31, 1995 and 1994, respectively, had such acquired entity been consolidated with TCIC on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated the acquired entity since January 1, 1994.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, TCI and Comcast entered into a purchase agreement whereby TCI would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

(5)      Debt

         Debt is summarized as follows:

                                                                             March 31,           December 31,
                                                                               1995                  1994
                                                                             ---------           ------------
                                                                               amounts in millions
           Parent company debt:
              Senior notes                                                   $   5,382                5,412
              Bank credit facilities                                             1,094                  869
              Commercial paper                                                     516                  445
              Other debt                                                             2                    2
                                                                             ---------             --------
                                                                                 6,994                6,728

           Debt of subsidiaries:
              Bank credit facilities                                             2,780                2,828
              Commercial paper                                                      11                   --
              Notes payable                                                      1,013                1,024
              Convertible notes (a)                                                 44                   45
              Other debt                                                            37                   87
                                                                             ---------             --------
                                                                             $  10,879               10,712
                                                                             =========             ========

         (a) These convertible notes, which are stated net of unamortized discount of $186 million at March 31, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of TCI Class A common stock.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.9% on notional amounts of $550 million at March 31, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,605 million at March 31, 1995. During the three months ended March 31, 1995 and 1994, TCIC's net receipts pursuant to the Fixed Rate Agreements were $5.1 million and $2.1 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $1.4 million and $19.6 million, respectively.

         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional     Expiration          Interest Rate    Notional
                   Date            To Be Paid      Amount         Date            To Be Received     Amount
              --------------      -------------    ------    --------------       --------------   ----------
           August 1995                7.2%         $   10    April 1995                6.4%        $      75
           April 1996                 9.9%             30    August 1995               7.7%               10
           May 1996                   8.3%             50    April 1996                6.8%               50
           July 1996                  8.2%             10    July 1996                 8.2%               10
           August 1996                8.2%             10    August 1996               8.2%               10
           November 1996              8.9%            150    September 1996            4.6%              150
           October 1997             7.2%-9.3%          60    April 1997                7.0%              200
           December 1997              8.7%            230    September 1998          4.8%-5.2%           300
                                                   ------    April 1999                7.4%              100
                                                   $  550    September 1999          7.2%-7.4%           300
                                                   ======    February 2000           5.8%-6.6%           650
                                                             March 2000              5.8%-6.0%           675
                                                             September 2000            5.1%               75
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

         The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at March 31, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $121 million at March 31, 1995 to terminate the agreements.

         In order to diminish its exposure to extreme increases in variable interest rates, TCIC has also entered into various interest rate hedge agreements on notional amounts of $325 million which fix the maximum variable interest rates at 11%. Such agreements expire during the third and fourth quarters of 1995.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,879 million, was $10,942 million at March 31, 1995.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(6)      Stockholders' Equity

         Common Stock

         The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

         Stock Options

         TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the Mergers. Estimates of the compensation relating to the stock appreciation rights granted to employees of TCIC have been recorded through March 31, 1995, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

(7)      Commitments and Contingencies

         During 1994, subsidiaries of TCI, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in PCS Auctions of PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale.
         The aggregate license cost for these licenses is approximately $2.1 billion.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         WirelessCo has also invested in APC, which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. TCIC owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and TCIC also formed PhillieCo, in which TCIC owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.

         At the end of the first quarter of 1995, subsidiaries of TCIC, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCIC has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCIC's cable facilities for the provision of telephony services is expected to be substantial.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Subsidiaries of TCIC, Cox and Comcast, together with Continental, own Teleport Communications Group, Inc. and TCG Partners, which is one of the largest competitive access providers in the United States in terms of route miles. TCIC, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. TCIC currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, TCIC, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

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

         At March 31, 1995, TCIC was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. TCIC pledged 56,656,584 shares of TCI Class A common stock held by subsidiaries of TCIC as collateral for the letter of credit. During the first quarter of 1995, an initial borrowing aggregating $95 million was made pursuant to the letter of credit. Subsequent to March 31, 1995, 19,638,508 shares of TCI Class A common stock held by subsidiaries of TCIC were pledged as additional collateral for the letter of credit.

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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies without outstanding balances of approximately $192 million at March 31, 1995. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


         Material changes in results of operation:

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received
         0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCIC exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Also, subsidiaries of TCIC exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such common stock and preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompanying consolidated financial statements.

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

         During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital (the "Reorganization"). Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) TBS and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to the International Cable and Programming unit. In the first quarter of 1995, TCIC transferred certain additional assets to the International Cable and Programming unit.

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.

         TCIC estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such rate regulations. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. Such regulations allow an increase of either (i) the sum of a prescribed channel addition factor, the license fee expense and a 7.5% mark-up, or (ii) a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. For systems with more than one tier of cable service, the methodology described in (ii) is not available for the basic level of service. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

         TCIC believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions. The amount of refunds, if any, which could be payable by TCIC in the event that any system's rates were to be successfully challenged, is not considered to be material.

         Based on the foregoing, TCIC believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased by approximately 10% for the three months ended March 31, 1995 compared to the corresponding period of 1994. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (5%) and the effect of certain acquisitions, including the acquisition of TeleCable (9%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

         Operating costs and expenses have increased by 14% for the three months ended March 31, 1995 compared to the corresponding period in 1994. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. Additionally, TCIC incurred $11 million of programming and marketing costs associated with the launch in February 1994 of a new premium programming service to its subscribers. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. Additionally, TCIC cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations.

         TCIC had an investment in TeleWest UK in 1994, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which was accounted for under the equity method comprised $40 million of TCIC's share of its affiliates' losses in 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to the International Cable and Programming unit effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.

         TCIC's net earnings of $4 million for the three months ended March 31, 1995 represented a decrease of $28 million as compared to TCIC's net earnings of $32 million for the corresponding period of 1994. Such decrease is principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, an increase in interest expense due to an increase in interest rates, net of the increase in operating income from the acquisition of TeleCable.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no material legal proceedings instituted during the quarter ended March 31, 1995 to which the Company or any of its consolidated subsidiaries is a party or of which any of their property is the subject, except as follows:

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


                 Donald E. Watson v. Tele-Communications, Inc., et al.
                 On March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint seek compensatory damages of $2,500,000 and punitive damages of $25,000,000; one count seeks compensatory damages of $2,500,000 and punitive damages of $40,000,000; and two counts each seek compensatory damages of $20,000,000 and punitive damages of $40,000,000. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 (27.1)   Tele-Communications, Inc. Financial Data Schedule

                 (27.2)   TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1995:

                     Date of                 Item
                     Report                Reported         Financial Statements Filed
                     -------               --------         --------------------------
         Tele-Communications, Inc.:
         --------------------------

               January 23, 1995            Item 5           None.

               February 3, 1995,           Item 2           QVC, Inc.
                 as amended by               and               Year ended January 31, 1994 and
                  Form 8-K/A               Item 5                 and nine months ended
                                                                  October 31, 1994

               February 13, 1995           Item 5           None.

               February 15, 1995           Item 2           None.


         TCI Communications, Inc:
         -----------------------

               January 23, 1995            Item 5           None.

               February 3, 1995,           Item 2           None.
                  as amended by
                  Form 8-K/A

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TELE-COMMUNICATIONS, INC.
                                   (formerly TCI/Liberty Holding Company)




Date:  May 12, 1995              By:       /s/ John C. Malone
                                    --------------------------------------------
                                       John C. Malone
                                         President, and Chief
                                           Executive Officer




Date:  May 12, 1995              By:       /s/ Donne F. Fisher
                                    -----------------------------------------------
                                       Donne F. Fisher
                                         Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)




                                 TCI COMMUNICATIONS, INC.
                                    (formerly Tele-Communications, Inc.)




Date:  May 12, 1995              By:       /s/ John C. Malone
                                    ---------------------------------------------
                                       John C. Malone
                                         President, and Chief
                                           Executive Officer




Date:  May 12, 1995              By:       /s/ Donne F. Fisher
                                    ----------------------------------------------
                                       Donne F. Fisher
                                         Executive Vice President




Date:  May 12, 1995              By:       /s/ Gary K. Bracken
                                    --------------------------------------------
                                       Gary K. Bracken, Controller
                                         and Senior Vice President
                                        (Principal Financial Officer
                                          and Chief Accounting
                                          Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


         (27.1)     Tele-Communications, Inc. Financial Data Schedule

         (27.2)     TCI Communications, Inc. Financial Data Schedule