Form 10-Q
period 1995-06-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1995-08-14
CIK 925692, 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

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



        State of Delaware                           84-1260157 and 84-0588868
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Nos.)

          5619 DTC Parkway
         Englewood, Colorado                                      80111
(Address of principal executive offices)                        (Zip Code)

      Registrants' telephone number, including area code: (303) 267-5500


        TCI Communications, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No ____



        The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury), as of August 1, 1995, was:

                Class A common stock - 571,549,241 shares; and
                  Class B common stock - 84,857,650 shares.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                         Consolidated Balance Sheets
                                 (unaudited)



                                                                     June 30,          December 31,
                                                                       1995               1994 *
                                                                    ----------        -------------
 Assets                                                                  amounts in millions
 ------
 Cash                                                               $     94                  74

 Trade and other receivables, net                                        312                 301

 Inventories, net                                                        110                 121

 Prepaid expenses                                                         59                  36

 Prepaid program rights                                                   40                  24

 Committed film inventory                                                 56                  47

 Investments in affiliates, accounted for
    under the equity method, and related
    receivables (note 5)                                               2,031               1,285

 Investment in Turner Broadcasting System, Inc.
    ("TBS") (note 6)                                                     790                 660

 Property and equipment, at cost:
    Land                                                                  96                  91
    Distribution systems                                               9,072               7,705
    Support equipment and buildings                                    1,236               1,085
    Computer and broadcast equipment                                      62                  61
                                                                    --------             -------
                                                                      10,466               8,942
    Less accumulated depreciation                                      3,485               3,066
                                                                    --------             -------
                                                                       6,981               5,876
                                                                    --------             -------
 Franchise costs                                                      13,709              11,152
    Less accumulated amortization                                      1,868               1,708
                                                                    --------             -------
                                                                      11,841               9,444
                                                                    --------             -------
 Other assets, at cost, net of amortization                            1,587               1,449
                                                                    --------             -------
                                                                    $ 23,901              19,317
                                                                    ========             =======

* Restated - see note 5.


                                                                   (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (unaudited)



                                                                       June 30,            December 31,
                                                                        1995                  1994 *
                                                                    -------------        --------------
 Liabilities and Stockholders' Equity                                     amounts in millions
 ------------------------------------
 Accounts payable                                                   $    334                   201
 Accrued interest                                                        198                   183
 Other accrued expenses                                                  788                   809
 Debt (note 8)                                                        12,520                11,162
 Deferred income taxes                                                 4,587                 3,524
 Other liabilities                                                       178                   160
                                                                    --------               -------
       Total liabilities                                              18,605                16,039
                                                                    --------               -------
 Minority interests in equity
    of consolidated subsidiaries                                         369                   429
 Redeemable preferred stock (note 9)                                     307                    --
 Stockholders' equity (notes 2 and 10):
    Series Preferred Stock, $.01 par value                                --                    --
    Class B 6% Cumulative Redeemable
       Exchangeable Junior Preferred Stock,
       $.01 par value                                                     --                    --
    Convertible Preferred Stock, Series C,
       $.01 par value                                                     --                    --
    Class A common stock, $1 par value
       Authorized 1,100,000,000 shares;
       issued 657,263,136 shares in 1995
       and 576,979,498 shares in 1994                                    657                   577
    Class B common stock, $1 par value
       Authorized 150,000,000 shares;
       issued 89,030,279 shares in 1995
       and 89,287,429 shares in 1994                                      89                    89
    Additional paid-in capital                                         4,668                 2,959
    Cumulative foreign currency
       translation adjustment                                              6                    (4)
    Unrealized holding gains for
       available-for-sale securities, net of taxes                       215                   126
    Accumulated deficit                                                 (416)                 (288)
                                                                    --------               -------
                                                                       5,219                 3,459
    Treasury stock, at cost (85,713,895 and
       86,030,992 shares of Class A common
       stock in 1995 and 1994 and 4,172,629 shares
       of Class B common stock in 1995 and 1994)                        (599)                 (610)
                                                                    --------               -------
          Total stockholders' equity                                   4,620                 2,849
                                                                    --------               -------
 Commitments and contingencies (note 11)
                                                                    $ 23,901                19,317
                                                                    ========               =======

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                             Three months                       Six months
                                                                 ended                             ended
                                                               June 30,                          June 30,
                                                            --------------                  ------------------
                                                         1995            1994 *           1995             1994 *
                                                       --------        --------         --------         --------
                                                                            amounts in millions,
                                                                          except per share amounts
 Revenue (note 7):
    From cable and programming services               $ 1,406            1,081            2,687            2,141
    Net sales from home shopping services                 247               --              490               --
    Other                                                   7               --                7               --
                                                      -------          -------          -------          -------
                                                        1,660            1,081            3,184            2,141
                                                      -------          -------          -------          -------
 Operating costs and expenses:
    Operating                                             503              329              968              644
    Cost of sales                                         172               --              333               --
    Selling, general and administrative                   481              300              915              595
    Compensation relating to stock
       appreciation rights                                 21                1               18               --
    Adjustment to compensation relating to
       stock appreciation rights                           --               --               --              (18)
    Depreciation                                          228              173              429              336
    Amortization                                          104               73              190              145
                                                      -------          -------          -------          -------
                                                        1,509              876            2,853            1,702
                                                      -------          -------          -------          -------
          Operating income                                151              205              331              439

 Other income (expense):
    Interest expense                                     (243)            (185)            (483)            (363)
    Interest and dividend income                           11               10               18               20
    Share of earnings of Liberty Media
       Corporation ("Liberty")                             --               10               --               24
    Share of losses of other affiliates,
       net (note 5)                                       (43)             (21)             (72)             (30)
    Loss on early extinguishment of debt                   --               --               --               (2)
    Minority interests in losses of
       consolidated subsidiaries, net                      10                2               21               --
    Other, net                                            (17)               6              (10)               2
                                                      -------          -------          -------          -------
                                                         (282)            (178)            (526)            (349)
                                                      -------          -------          -------          -------
       Earnings (loss) before income taxes               (131)              27             (195)              90
 Income tax benefit (expense)                              48              (21)              67              (52)
                                                      -------          -------          -------          -------
       Net earnings (loss) (note 7)                       (83)               6             (128)              38

 Dividend requirements on
    preferred stocks                                       (9)              --              (17)              --
                                                      -------          -------          -------          -------
       Net earnings (loss) attributable
          to common shareholders (note 7)             $   (92)               6             (145)              38
                                                      -------          -------          -------          -------
 Primary and fully diluted earnings (loss)
    attributable to common shareholders
    per common and common equivalent
    share (notes 3 and 7)                             $  (.14)             .01             (.22)             .08
                                                      =======          =======          =======          =======

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1995
                                  (unaudited)


                                                                                                              Unrealized
                                                                                                Cumulative      holding
                                                                                                 foreign       gains for
                                      Class B     Series C                         Additional    currency      available
                                     Preferred   Preferred       Common stock       paid-in     translation     for-sale
                                       Stock       Stock      Class A    Class B    capital     adjustment    securities *
                                     ---------   ---------    -------    -------   ----------   -----------   ------------
                                                                                      amounts in millions
Balance at January 1, 1995            $ --           --         577         89       2,959          (4)         126


  Net loss                              --           --          --         --          --          --           --
  Issuance of common stock in
    public offering                     --           --          20         --         381          --           --
  Issuance of common stock in
    private offering                    --           --           1         --          29          --           --
  Issuance of common stock for
    acquisitions and investments
    (note 7)                            --           --          59         --       1,329          --           --
  Issuance of Class A common
    stock to subsidiary of TCI in
    Reorganization                      --           --          --         --          (1)         --           --
  Retirement of Class A common
    stock previously held by
    subsidiary                          --           --          --         --         (10)         --           --
  Accreted dividends on all
    classes of
    preferred stock                     --           --          --         --         (17)         --           --
  Accreted dividends on all
    classes of
    preferred stock not subject
    to mandatory redemption
    requirements                        --           --          --         --          10          --           --
  Payment of preferred stock
    dividends                           --           --          --         --         (12)         --           --
  Foreign currency translation
     adjustment                         --           --          --         --          --          10           --
  Change in unrealized holding
     gains for
     available-for-sale
     securities                         --           --          --         --          --          --           89
                                      ----         ----        ----       ----       -----        ----         ----
Balance at June 30, 1995              $ --           --         657         89       4,668           6          215
                                      ====         ====        ====       ====       =====        ====         ====



                                                                     Total
                                        Accumulated     Treasury   stockholders'
                                           deficit *       stock       equity
                                        -----------     --------   -------------

Balance at January 1, 1995                (288)           (610)      2,849


  Net loss                                (128)             --        (128)
  Issuance of common stock in
    public offering                         --              --         401
  Issuance of common stock in
    private offering                        --              --          30
  Issuance of common stock for
    acquisitions and investments
    (note 7)                                --              --       1,388
  Issuance of Class A common
    stock to subsidiary of TCI in
    Reorganization                          --               1          --
  Retirement of Class A common
    stock previously held by
    subsidiary                              --              10          --
  Accreted dividends on all
    classes of
    preferred stock                         --              --         (17)
  Accreted dividends on all
    classes of
    preferred stock not subject
    to mandatory redemption
    requirements                            --              --          10
  Payment of preferred stock
    dividends                               --              --         (12)
  Foreign currency translation
     adjustment                             --              --          10
  Change in unrealized holding
     gains for
     available-for-sale
     securities                             --              --          89
                                         -----           -----       -----
Balance at June 30, 1995                  (416)           (599)      4,620
                                         =====           =====       =====

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                  ---------------------
                                                                                   1995          1994 *
                                                                                  ------         ------
                                                                                   amounts in millions
                                                                                       (see note 4)
 Cash flows from operating activities:
    Net earnings (loss)                                                          $  (128)            38
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                                              619            481
          Compensation relating to stock
             appreciation rights                                                      18             --
          Adjustment to compensation relating to stock
             appreciation rights                                                      --            (18)
          Share of earnings of Liberty                                                --            (24)
          Share of losses of other affiliates                                         72             30
          Deferred income tax expense (benefit)                                      (62)            21
          Minority interests in losses                                               (21)            --
          Loss on early extinguishment of debt                                        --              2
          Noncash interest and dividend income                                        (5)            (4)
          Other noncash charges (credits)                                              6             (5)
          Changes in operating assets and liabilities,
             net of the effect of acquisitions:
                Change in receivables                                                 14             28
                Change in inventories                                                 12             --
                Change in prepaids                                                   (37)           (20)
                Change in accrued interest                                            10             12
                Change in other accruals and payables                                 38             52
                                                                                 -------        -------
                  Net cash provided by operating activities                          536            593
                                                                                 -------        -------
 Cash flows from investing activities:
    Cash paid for acquisitions                                                      (239)            (6)
    Capital expended for property and equipment                                     (780)          (599)
    Proceeds from disposition of assets                                               21             30
    Additional investments in and
       loans to affiliates and others                                               (837)          (212)
    Repayment of loans by affiliates and others                                        7             32
    Return of capital from affiliates                                                  9             --
    Other investing activities                                                       (94)           (31)
                                                                                 -------        -------
                  Net cash used in investing activities                           (1,913)          (786)
                                                                                 -------        -------
 Cash flows from financing activities:
    Borrowings of debt                                                             4,636          1,564
    Repayments of debt                                                            (3,658)        (1,365)
    Preferred stock dividends of subsidiaries                                         --             (3)
    Preferred stock dividends                                                        (12)            --
    Issuance of common stock                                                         431             --
                                                                                 -------        -------
                  Net cash provided by financing activities                        1,397            196
                                                                                 -------        -------
                  Net increase in cash                                                20              3
                     Cash at beginning of period                                      74              1
                                                                                 -------        -------
                     Cash at end of period                                       $    94              4
                                                                                 =======        =======

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                 June 30, 1995
                                  (unaudited)


(1)     General

        The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority- owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Such ownership is reflected as treasury stock at such entities' historical cost in the accompanying consolidated financial statements. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI eliminates in consolidation.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        During the fourth quarter of 1994, the Company was reorganized
        (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming ("TCI International"); and Technology/Venture Capital. Upon reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to TCI International.

        Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)     Liberty Group Stock

        On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock.

        The subsidiaries of TCI attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI also attributed to Liberty Media Group, are as follows:

        Subsidiaries

             Encore Media Corporation ("Encore")
             TV Network Corporation
             Home Shopping Network, Inc. ("HSN")
             Southern Satellite Systems, Inc. ("Southern")
             Netlink USA
             Liberty Sports, Inc.
             Affiliated Regional Communications, Ltd.
             Vision Group Incorporated
             Americana Television Productions LLC
             MacNeil/Lehrer Productions
             Prime Sports-West (formerly Prime Ticket Networks, L.P.) Encore International, Inc.
             Liberty Productions, Inc.
             Prime Sports Network - Northwest


                                                                   (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Investments

             BET Holdings, Inc.
             Video Jukebox Network, Inc.
             Courtroom Television Network
             Discovery Communications, Inc.
             DMX, Inc.
             E! Entertainment Television, Inc.
             International Family Entertainment, Inc.
             Ingenius
             International Cable Channels Partnership, Ltd.
             QE+ Ltd
             QVC, Inc. ("QVC")
             Reiss Media Enterprises, Inc.
             TBS
             Prime Sportschannel Networks Associates
             Home Team Sports Limited Partnership
             Sportschannel Chicago Associates
             Sportschannel Pacific Associates
             Sportschannel Prism Associates
             Prime Sports Network - Upper Midwest
             SportSouth Network, L.P.
             Sunshine Network
             American Movie Classics Company
             Republic Pictures Television
             Sillerman Communications Management Corporation
             Technology Programming Ventures
             Prime Sports Australia
             Silver King Communications, Inc.
             Asian Television and Communications LLC
             Mountain Mobile Television LLC
             Cutthroat Productions, LP

        Upon the distribution of the Liberty Group Stock, the existing
        TCI Class A and Class B common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TCI International and (iii) TCI's Technology/Venture Capital unit. Liberty Media Group includes the businesses of TCI which distribute cable television programming services. The businesses of TCI not attributed to the Liberty Media Group are referred to as the "TCI Group".


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


        Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group or to Liberty Media Group for purposes of preparing their combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of TCI Group common stock or Liberty Group Stock will be holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

        Dividends on the TCI Group common stock will be payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to the TCI Group, as defined. Determinations to pay dividends on TCI Group common stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

        Dividends on the Liberty Group Stock will be payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to the Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock will, as a result of the operation of antidilution provisions, be adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group common stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution will be adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from the TCI Group to the Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group A portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.

                                                                   (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

        A number of wholly-owned subsidiaries of the company which are part of the TCI Group own shares of Class A common stock and preferred stock of the Company ("Subsidiary Shares"). Because the distribution of the Liberty Group Stock was made as a dividend to all holders of the Company's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise be issued and become issued in respect of the subsidiary shares held by these subsidiaries and would be attributed to the TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock and TCI Group does not initially have any interest in the Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, the Company has determined to exchange all of the outstanding subsidiary shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). The rights, privileges and preferences of the Series F Preferred Stock do not entitle its holders to receive Liberty Group in the Distribution or upon conversion of the Series F Preferred Stock.

        Immediately prior to the record date for the Distribution, the Company caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Each share of Series F Preferred Stock is convertible into 1,000 shares of TCI Class A common stock, subject to antidilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock will provides that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Class A common stock issuable upon conversion in the event of any non-cash dividend or distribution of the Class A common stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock giving such holder the right to receive upon conversion additional shares of Class A common stock having a fair value (as determined by the Board) equal to the number of shares of Series A Liberty Group Stock which it would have received had such shares of Series F Preferred Stock been converted immediately prior to the record date for the Distribution rather than such number of shares of Liberty Group Stock.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


        The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the Series A TCI Group common stock, with respect to any cash dividends or distribution declared and paid on the Series TCI Group common stock. Dividends or distribution on the Series A TCI Group common stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

        Upon the dissolution, liquidation or winding up of the Company, holders of the Series F Preferred Stock will be entitled to receive from the assets of the Company available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and
        (y) the amount to be distributed per share of Class A common stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

        The Series F Preferred Stock is subject to optional redemption by the Company at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. The Company may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group common stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Class A common stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

(3)     Earnings (Loss) Per Common and Common Equivalent Share

        Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (451.4 million and 492.1 million for the three months and six months ended June 30, 1994, respectively).

        Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (451.4 million and 492.1 million for the three months and six months ended June 30, 1994, respectively).

        The loss per common share for the three months and six months ended June 30, 1995 was computed by dividing net loss by the weighted average number of common shares outstanding during the period (656.4 million and 645.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(4)     Supplemental Disclosures to Consolidated Statements of Cash Flows

        Cash paid for interest was $473 million and $351 million for the six months ended June 30, 1995 and 1994, respectively. Also, during these periods, cash paid for income taxes was not material.

        Significant noncash investing and financing activities are as follows:


                                                            Six months ended
                                                                June 30,
                                                         -----------------------
                                                           1995           1994
                                                          ------         ------
                                                           amounts in millions
Cash paid for acquisitions:
  Fair value of assets acquired                          $  3,076            48
  Liabilities assumed                                        (221)           (7)
  Deferred tax liability recorded
    in acquisitions                                        (1,067)           --
  Minority interests in equity of
    acquired entities                                          66           (35)
  Common stock issued in acquisitions                      (1,315)           --
  Redeemable preferred stock issued
    in acquisition                                           (300)           --
                                                         --------       -------
    Cash paid for acquisitions                           $    239             6
                                                         ========       =======
Conversion of debt into additional minority
  interest in consolidated subsidiary                    $     14            --
                                                         ========       =======
Common stock issued to subsidiaries in
  reorganization reflected as
  treasury stock                                         $      1            --
                                                         ========       =======
Retirement of Class A common stock
  previously held by subsidiary                          $     10            --
                                                         ========       =======
Common stock issued in exchange for
  cost investment                                        $     73            --
                                                         ========       =======
Effect of foreign currency translation
  adjustment on book value of foreign
  equity investments                                     $     10            15
                                                         ========       =======
Unrealized gains, net of deferred taxes,
  on available-for-sale securities
  as of January 1, 1994                                  $     --           304
                                                         ========       =======
Change in unrealized gains, net of deferred
  income taxes, on available-for-sale
  securities                                             $     89           176
                                                         ========       =======
Accrued preferred stock dividends                        $      7            --
                                                         ========       =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                               Six months ended
                                                                   June 30,
                                                               ----------------
                                                               1995        1994
                                                               ----        ----
                                                             amounts in millions
Noncash exchange of equity investments
    and consolidated subsidiaries for
    consolidated subsidiary                                    $   --          38
                                                               ======      ======
Common stock issued upon conversion of
    redeemable preferred stock                                 $   --          18
                                                               ======      ======

(5)     Investments in Affiliates

        Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method are as follows:


                                                             Six months ended
                    Combined Operations                          June 30,
                    -------------------                     ------------------
                                                           1995           1994
                                                          ------         ------
                                                           amounts in millions
Revenue                                                   $ 1,985           525
Operating expenses                                         (1,656)         (466)
Depreciation and amortization                                (271)          (59)
                                                          -------        ------
  Operating income                                             58            --

Interest expense                                             (157)          (22)
Other, net                                                    (86)          (23)
                                                          -------        ------
  Net loss                                               $   (185)          (45)
                                                         ========        ======

        The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at June 30, 1995 were Majorco, L.P. ("Majorco")., a partnership formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $666 million) (see note 11), Telewest Communications plc (carrying value of $444 million), Discovery Communications, Inc. (carrying value of $123 million) and Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $143 million).

        Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

        Pursuant to an Agreement and Plan of Merger dated as of August
        4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty, commenced an Offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC.

        The QVC Tender Offer expired on February 9, 1995, at which time the purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

        A credit facility entered into by the purchaser is secured by substantially all of the assets of QVC. In addition, Comcast and Liberty have pledged their shares of QVC pursuant to such credit facility.

        TCI received its ownership of QVC in the TCI/Liberty
        Combination. Liberty began accounting for its investment in QVC under the cost method in May 1994, upon its determination to remain outside of the previous QVC shareholders agreement. Prior to such determination, Liberty had accounted for its investment in QVC under the equity method.

        Upon consummation of the aforementioned QVC transactions, the Company was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. The effect of the restatement was less than $1 million to the Company's net earnings for the six months ended June 30, 1994.

(6)     Investment in Turner Broadcasting System, Inc.

        The Company owns shares of a class of preferred stock of TBS which has voting rights and is convertible into TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. The Company's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class.

        At June 30, 1995, the Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $730 million (which exceeded cost by $552 million), based upon the market value of the common stock into which it is convertible.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7)     Acquisitions

        As of January 26, 1995, TCI, TCIC and Telecable Corporation ("Telecable") consummated a transaction, whereby Telecable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of Telecable's net liabilities and the issuance to Telecable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Convertible Preferred Stock, Series D (the "Series D Preferred") with an aggregate initial liquidation value of $300 million (see note 9).

        On April 25, 1995, TCI International acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $286 million, before liabilities assumed and subject to adjustment as further described below. The purchase price was paid with cash consideration of $199 million (including a previously paid $20 million deposit) and TCI International's issuance of $87 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. The purchase price is subject to adjustment upon final determination of the actual number of Cablevision's equivalent basic subscribers and liabilities at April 25, 1995. TCI International has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% At a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

        The acquisitions of Telecable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of the Company since the respective dates of acquisition. On a pro forma basis, the Company's revenue would have been increased by $93 million, net loss, loss attributable to common shareholders and loss per share would have been increased by $6 million, $7 million and $.01, respectively, for the six months ended June 30, 1995 had such acquired entities been consolidated with the Company on January 1, 1994. On a pro forma basis, revenue would have increased by $208 million, net earnings would have been reduced by $3 million, earnings attributable to common shareholders would have been reduced by $11 million and earnings per share would have been reduced by $.02 for the six months ended June 30, 1994 had such acquired entities been consolidated with the Company on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entity since January 1, 1994.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(8)     Debt

        Debt is summarized as follows:

                                                 June 30,        December 31,
                                                    1995                1994
                                                ---------        ------------
                                                      amounts in millions
Senior notes                                    $   5,337               5,412
Bank credit facilities                              4,560               4,045
Commercial paper                                    1,242                 445
Notes payable                                         986               1,024
Convertible notes (A)                                  45                  45
Cablevision Notes (B)                                  87                  --
Other debt                                            263                 191
                                                ---------             -------
                                                $  12,520              11,162
                                                =========             =======

         (A) These convertible notes, which are stated net of unamortized discount of $186 million at June 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Class A common stock. See note 2.

         (B) The Cablevision Notes are secured by TCI International's pledge of stock representing its 51% interest in Cablevision.

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



                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

        As security for borrowings under one of TCIC's credit facilities, Liberty pledged a portion of its TBS common stock (with a quoted market value of approximately $599 million at June 30, 1995).

        In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $612 million at June 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,530 million at June 30, 1995. During the six months ended June 30, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $6.3 million and $13.2 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $2.0 million and $26.6 million, respectively.

        The Company's Fixed Rate Agreements and Variable Rate
        Agreements expire as follows (amounts in millions, except percentages):


          Fixed Rate Agreements                            Variable Rate Agreements
          ---------------------                            ------------------------
  Expiration        Interest rate   Notional       Expiration        Interest rate     Notional
     Date            To be paid      Amount           Date          To be received      Amount
--------------      -------------    ------      --------------     --------------      ------
August 1995          7.7%           $  10        August 1995          7.7%             $   10
April 1996           9.9%              30        April 1996           6.8%                 50
May 1996             8.3%              50        July 1996            8.2%                 10
June 1996            6.1%              42        August 1996          8.2%                 10
July 1996            8.2%              10        September 1996       4.6%                150

August 1996          8.2%              10        April 1997           7.0%                200
November 1996        8.9%             150        September 1998       4.8%-5.2%           300
October 1997         7.2%-9.3%         80        April 1999           7.4%                100
December 1997        8.7%             230        September 1999       7.2%-7.4%           300
                                    -----
                                                 February 2000        5.8%-6.6%           650
                                    $ 612        March 2000           5.8%-6.0%           675
                                    =====        September 2000       5.1%                 75
                                                                                       ------
                                                                                       $2,530
                                                                                       ======

        The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

        The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at June 30, 1995, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $29 million at June 30, 1995 to terminate the agreements.


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

        The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,520 million, was $12,662 million at June 30, 1995.

        Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

(9)     Redeemable Preferred Stock

        Convertible Preferred Stock, Series D.  The Company issued
        1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 7).

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

        Each share of Series D Preferred Stock is convertible into 10 shares of TCI Class A common stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI Class A common stock at a conversion rate equal to 95% of the then current market price of TCI Class A common stock, and upon issuance of TCI Class A common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 2.


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

(10)    Stockholders' Equity

        Common Stock

        The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. See note 2.

        Subsequent to the Distribution of the Liberty Group Stock, the rights of holders of the TCI Group common stock upon liquidation of TCI will be based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group common stock to the aggregate market capitalization, as defined, of the TCI Group common stock and the Liberty Group Stock.

        Similarly, subsequent to the Distribution of the Liberty Group Stock, the rights of the holders of the Liberty Group Stock upon liquidation of TCI will be based upon the ratio of the aggregate market capitalization, as defined, of the Liberty Group Stock to the aggregate market capitalization, as defined, of the Liberty Group Stock and the TCI Group common stock.

        Stock Options

        The Company has adopted the Tele-Communications, Inc. 1994
        Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. The following descriptions represent the terms of certain awards under the Plan (see note 2).


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        Stock options to acquire 152,514 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share were outstanding at June 30, 1995. During the six months ended June 30, 1995, 9,714 options were exercised and no options were canceled. Options to acquire 9,714 shares of TCI Class A common stock expire August 14, 1995. Options to acquire 142,800 shares of TCI Class A common stock expire December 15, 1998.

        Stock options in tandem with stock appreciation rights to purchase 3,880,750 shares of Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the six months ended June 30, 1995, stock appreciation rights covering 82,250 shares of Class A common stock were exercised and the tandem stock options were canceled.

        Stock options in tandem with stock appreciation rights to purchase 1,940,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003.

        Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

        On November 17, 1994, stock options in tandem with stock appreciation rights to purchase 3,214,000 shares of TCI Class A common stock were granted to certain officers and other key employees at a purchase price of $22.00 per share. Such options become exercisable and vest evenly over five years, first become exercisable beginning November 17, 1995 and expire on November 17, 2004.

        Stock options in tandem with stock appreciation rights to acquire 54,600 share of TCI Class A common stock at an adjusted purchase price of $19.56 were outstanding at June 30, 1995. The options vest in five equal annual installments commencing June 3, 1994 and expire on June 3, 2003.

        Stock appreciation rights with respect to 1,423,500 shares of TCI Class A common stock were outstanding at June 30, 1995. These rights have an adjusted strike price of $0.82 per share, become exercisable and vest evenly over seven years, beginning March 28, 1992. Stock appreciation rights expire on March 28, 2001.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        On August 3, 1995, shareholders of the Company approved the Director Stock Option Plan including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board of Directors and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of Class A common stock. Pursuant to the Director Stock Option Plan, options to purchase 300,000 shares were granted at an exercise price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995 and will expire on November 16, 2004.

        Estimated compensation relating to stock appreciation rights has been recorded through June 30, 1995, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

        Other

        The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

        At June 30, 1995, there were 68,428,838 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities. In addition, one share of Class A common stock is reserved for each share of Class B common stock. See note 2 for the effect of the Distribution on the conversion rights of holders of convertible securities.

(11)    Commitments and Contingencies

        During 1994, subsidiaries of the Company, Comcast, Cox and
        Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which the Company owns a 30% interest, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

        At the end of the first quarter of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed- upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        Subsidiaries of the Company, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own TCG, which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

        Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.

        At June 30, 1995, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company has pledged 76,295,092 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. During the first half of 1995, borrowings aggregating $602 million were made pursuant to the letter of credit.

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

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $466 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant. The Company also has guaranteed the obligation of an Australian affiliate to pay similar fees for the license to exhibit certain films through the year 2000. If the Company failed to fulfill its obligation under this guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of $67 million. Although the aggregate amount of the Australian affiliate's film license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such affiliate's obligations could be significant.

        The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $241 million at June 30, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

        The Company has also committed to provide additional debt or equity funding to certain of its affiliates. At June 30, 1995, such commitments aggregated $162 million.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        In 1993, the President of HSN received stock appreciation rights with respect to 984,876 shares of HSN's common stock at an exercise price of $8.25 per share. These rights vest over a four year period and are exercisable until February 23, 2003. The stock appreciation rights will vest upon termination of employment other than for cause and will be exercisable for up to one year following the termination of employment. In the event of a change in ownership control of HSN, all unvested stock appreciation rights will vest immediately prior to the change in control and shall remain exercisable for a one year period. Stock appreciation rights not exercised will expire to the extent not exercised. These rights may be exercised for cash or, so long as HSN is a public company, for shares of HSN's common stock equal to the excess of the fair market value of each share of common stock over $8.25 at the exercise date. The stock appreciation rights also will vest in the event of death or disability. Estimated compensation related to stock appreciation rights has been recorded through June 30, 1995, but it is subject to future adjustment based upon market value, and ultimately on the final determination of market value when the rights are exercised.

        The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(12)    Subsequent Event

        On July 18, 1995, TCI International completed an initial public offering (the "IPO") in which it sold 20 million shares of TCI International Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (currently estimated to be approximately $18 million). The shares sold to the public represent 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. TCI continues to own 83% of the issued and outstanding stock of TCI International.

        TCIC and its sole shareholder, TCI, have entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.25 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

        Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock").
        The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.



                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock in exchange for a capital contribution of $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such contribution, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group common stock ("Parent Common Stock"). The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Parent Common Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction.

        Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. Accordingly, no assurance can be given that the transaction will be consummated.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)     Material changes in financial condition:

        As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Such ownership is reflected as treasury stock at such entities' historical cost in the accompanying consolidated financial statements. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI eliminates in consolidation.

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

        During the fourth quarter of 1994, the Company was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; TCI International; and Technology/Venture Capital. The Company reorganized its structure to provide for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While neither TCI International nor the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate focus.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        On July 18, 1995, TCI International completed the IPO in which it sold 20 million shares of TCI International Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (currently estimated to be approximately $18 million). The shares sold to the public represent 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. TCI continues to own 83% of the issued and outstanding stock of TCI International.

        On August 3, 1995, the stockholders of TCI authorized the Board to issue the Liberty Group Stock which corresponds to Liberty Media Group. The programming services include the production, acquisition and distribution of globally branded entertainment, education and information programming services and software for distribution through all available formats and media; and home shopping via television and other interactive media, direct marketing, advertising sales, infomercials and transaction processing. While the Liberty Group Stock constitutes common stock of TCI, it is intended to reflect the separate performance of such programming services. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, one hundred percent of the equity value of TCI attributable to Liberty Media Group.

        During 1994, subsidiaries of the Company, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which, the Company owns a 30% interest, the partners have been participating in PCS Auctions of PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

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


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

        Subsidiaries of the Company, Cox and Comcast, together with Continental, own TCG, which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

        Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        At June 30, 1995, the Company was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. The Company has pledged 76,295,092 shares of TCI Class A common stock held by subsidiaries of the Company as collateral for the letter of credit. During 1995, borrowings aggregating $602 million were made pursuant to the letter of credit.

        As of January 26, 1995, TCI, TCIC and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of the Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of TCI Class A common stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.

        Pursuant to the QVC Merger Agreement, the Purchaser, a corporation which is jointly owned by Comcast and Liberty, commenced the QVC Tender Offer to purchase all outstanding shares of common stock and preferred stock of QVC. The QVC Tender Offer expired on February 9, 1995, at which time the Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

        Upon consummation of the aforementioned QVC transactions, the Company was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. The effect of the restatement was less than $1 million to the Company's net earnings for the six months ended June 30, 1994.

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

        TCIC and its sole shareholder, TCI, have entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of Cable Sub which, at the time of purchase, will own Viacom's cable systems and related assets.

        The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub.
Cable Sub will also transfer to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.25 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

        Viacom will offer to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. The Exchange Offer will be subject to a number of conditions, including a condition that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.

        Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock in exchange for a capital contribution of $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such contribution, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into the Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Parent Common Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Parent Common Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction.

        Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. Accordingly, no assurance can be given that the transaction will be consummated.

                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        Pursuant to an underwritten public offering, the Company sold 19,550,000 shares of TCI Class A common stock in February of 1995. The Company received net proceeds of $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.

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

        The Company's ability to pay dividends on any class or series of preferred stock is dependent upon the ability of the Company's subsidiaries to distribute amounts to the Company in the form of dividends, loans or advances or in the form of repayment of loans and advances from the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock of TCI or to make any funds available therefor, whether by dividends, loans or their payments. The payment of dividends, loans or advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, is contingent upon the cash flows generated by those subsidiaries and is subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on any class or series of preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

        Dividends on the TCI Group common stock will be payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to the TCI Group, as defined. Determinations to pay dividends on TCI Group common stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

        Dividends on the Liberty Group Stock will be payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to the Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        Subsidiaries of the Company had $1.8 billion in unused lines of credit at June 30, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

        Subsequent to June 30, 1995, TCIC sold $350 million principal amount of its 8% Senior Notes due August 1, 2005 and $750 million principal amount of its 8-3/4% Senior Debentures due August 1, 2015 in an underwritten public offering. The net proceeds of approximately $1,085 million were utilized to repay variable rate indebtedness.

        One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($968 million and $902 million for the six months ended June 30, 1995 and 1994, respectively) to interest expense ($483 million and $363 million for the six months ended June 30, 1995 and 1994, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 200% and 248% for the six months ended June 30, 1995 and 1994, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

        Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($520 million and $593 million for the six months ended June 30, 1995 and 1994, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short- term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $612 million at June 30, 1995 and (ii) variable interest rates on notional amounts of $2,530 million at June 30, 1995. During the six months ended June 30, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $6.3 million and $13.2 million, respectively. During the six months ended June 30, 1995 and 1994, the Company's net receipts pursuant to the Variable Rate Agreements were $2.0 million and $26.6 million, respectively. The Company's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $325 million at 11%. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

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

        The Company competes with operators who provide, via alternative methods of distribution, the same or similar video programming as that offered by the Company's cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC. One such technology is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite; two DBS operators offer nationwide video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on the Company's cable systems. As the cost of equipment needed to receive these transmissions declines, the Company expects that it will experience increased and substantial competition from DBS operators.


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


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        The Company is currently the sole satellite carrier of WTBS, a 24-hour independent UHF television station originated by TBS to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Other independent television stations are transmitted by other carriers. The Company's satellite carrier of WTBS, Southern, does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Revision Act of 1976, as amended and any applicable requirements of the Communications Act of 1934, as amended, or, if the carrier serves home satellite dish owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988. Further, Southern has no control over the programming on such station. TBS produces and distributes other cable programming services, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenue from the sale of advertising time on WTBS, however, and the Company therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

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

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006. The aggregate minimum liability under certain of the license agreements is approximately $466 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

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


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        The Company has committed to provide additional debt or equity funding to certain of its affiliates. At June 30, 1995, such commitments aggregated $162 million.

        The Company also intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of June 30, 1995 was $338 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

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

        The FCC has adopted rules providing for mandatory carriage by cable systems after June 2, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying home-shopping programming after October 6, 1993, and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. The "must-carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings to resolve challenges to their constitutionality. TCI believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of TCI's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to TCI's programming services also will be limited. However, as discussed above, such regulations have resulted in expanded cable distribution of HSN, which is carried by a number of full-power commercial broadcast television stations.

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


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

        The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. For example, Congress presently is considering telecommunications legislation which, if enacted into law, would substantially change existing law, including among other things, the rate regulation of cable television systems and the restrictions on telephone companies in the provision of cable television service. The Senate approved the Telecommunications Competition and Deregulation Act of 1995 on June 15, 1995. The House approved the Communications Act of 1995 on August 4, 1995. The differences between the two bills must be reconciled in Conference Committee, and the resulting compromise must be voted on by the House and Senate and signed by the President. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

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

        The Company estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such rate regulations. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost- of-service methodologies, as described below.

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


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

        Revenue increased 54% and 49% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The three month increase is due to the TCI/Liberty Combination (29%), growth in subscriber levels within the Company's cable television systems (7%), the effect of certain acquisitions, including TeleCable and Cablevision (12%), and various other individually insignificant increases (10%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. The six month increase is due to the TCI/Liberty Combination (29%), growth in subscriber levels within the Company's cable television systems (7%), the effect of certain acquisitions, including TeleCable and Cablevision (9%), and various other individually insignificant increases (8%), net of a decrease in revenue (4%) due to rate regulation. Included in the Company's Cable revenue of 1,260 million and 2,424 million for this three months and six months ended June 30, 1995, respectively is 1,244 million and 2,394 million attributable to TCIC and $16 million and $33 million attributable to other cable operations.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        Net sales from home shopping services reflects the results of HSN which became a consolidated subsidiary of the Company in the TCI/Liberty Combination. Net sales from HSN represented $247 million (23%) and $490 million (23%) of the increase in revenue from the TCI/Liberty Combination for the three months and six months ended June 30, 1995, respectively. HSN believes that future levels of net sales will be dependent, in large part, on program carriage, market penetration and merchandising management. Program carriage is defined as the number of cable systems and broadcast television stations that carry HSN programming. Market penetration represents the level of active purchasers within a market.

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

        Operating costs and expenses have increased by 72% and 68% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The TCI/Liberty Combination resulted in an increase of $678 million or 55% in operating, selling, general and administrative expenses. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. The Company cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        Cost of sales of HSN represented $328 million or 26% of the increase resulting from the TCI/Liberty Combination. HSN expects that certain of its costs will increase in the future. Management believes that selling and marketing expenses will be at higher levels in future periods as HSN maintains its efforts to increase the number of cable systems carrying HSC programming, increase market penetration and develop new electronic opportunities. In addition, these expenses will increase if program carriage increases. Broadcast expenses are expected to increase in future periods. "Must carry" legislation, as discussed above, is expected to result in increases in certain operating expenses related to cable and broadcast carriage in dollars. However, as a percentage of sales, the effect is not currently determinable.

        HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

        Programming expenses represented $585 million or 23% of total operating expenses (excluding cost of sales) for the six months ended June 30, 1995. Additionally, the Company incurred $11 million of programming and marketing costs associated with the launch in February of 1994 of a new premium programming service to its subscribers. The Company's Other Programming Services will continue to reflect losses associated with the new premium service as the Company's programming costs are reflected in the operations of the Programming group and the revenue from the subscribers of such service are reflected in the Company's Domestic Cable and Communications group. However, although there can be no assurance, as the Domestic Cable and Communications group increases its distribution of this service to its subscribers, management of the Company believes that the consolidated impact from such premium service should be positive.

        The Company has an ownership interest of approximately 38% in TeleWest Communications plc ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at June 30, 1995 of $444 million and comprised $26 million of the Company's share of its affiliates' losses during the six months ended June 30, 1995. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $175 million at June 30, 1995 and accounted for $19 million of the Company's share of its affiliates' losses in 1995.


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

        TeleWest Communications, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. At December 31, 1994, TeleWest Communications had completed approximately 37% of its network construction and, it is expected that TeleWest Communications' network construction will be substantially complete within the next five years. Although there is no assurance, the Company believes (i) that the continued expansion of TeleWest Communications' networks ultimately will provide TeleWest Communications with a revenue base that will exceed its expenses, (ii) that TeleWest Communications' present and future sources of liquidity (including the net proceeds from TeleWest Communications' November 23, 1994 initial public offering and certain bank credit facilities) will be sufficient to meet TeleWest Communications' liquidity requirements. The Company has no present intention to make significant loans to or investments in TeleWest Communications.

        In connection with its investments in the above-described foreign entities, the Company is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L."), the Japanese yen ("Y."), and various other foreign currencies that are the functional currencies of the Company's foreign subsidiaries and affiliates.
Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TCI International will cause the Company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. The Company is also exposed to foreign currency risk to the extent that the Company or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because the Company generally views its foreign operating subsidiaries and affiliates as long- term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, the Company historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although the Company monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, the Company believes that it is not possible or practical to completely eliminate the Company's exposure to unfavorable fluctuations in foreign currency exchange rates.

        The Company's net loss (before preferred stock dividends) of $83 million and $128 million for the three months and six months ended June 30, 1995, respectively, represents a decrease of $89 million and $166 million, as compared to the Company's net earnings of $6 million and $38 million for the corresponding periods of 1994. Such decreases are principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, operating losses incurred by certain programming services including a new premium programming service launched in 1994, an increase in interest expense due to an increase in interest rates, net of the increase in operating income from the acquisition of TeleCable.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                                  (unaudited)


                                                                        June 30,          December 31,
                                                                          1995                1994
                                                                   ------------------   -----------------
Assets                                                                        amounts in millions
------
Cash                                                                      $     54                    6

Trade and other receivables, net                                               198                  198

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                                                      1,035                  341

Property and equipment, at cost:
   Land                                                                         71                   68
   Distribution systems                                                      8,849                7,589
   Support equipment and buildings                                           1,024                  921
                                                                          --------              -------
                                                                             9,944                8,578
   Less accumulated depreciation                                             3,382                2,999
                                                                          --------              -------
                                                                             6,562                5,579
                                                                          --------              -------

Franchise costs                                                             12,982               10,994
   Less accumulated amortization                                             1,843                1,697
                                                                          --------              -------
                                                                            11,139                9,297
                                                                          --------              -------

Other assets, at cost, net of amortization                                     470                  459
                                                                          --------              -------

                                                                          $ 19,458               15,880
                                                                          ========              =======


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                        June 30,           December 31,
                                                                          1995                1994
                                                                   ------------------   -----------------
Liabilities and Stockholder's Equity                                          amounts in millions
------------------------------------
Accounts payable                                                        $     163                   74

Accrued interest                                                              187                  179

Other accrued expenses                                                        590                  603

Debt (note 5)                                                              11,983               10,712

Deferred income taxes                                                       4,163                3,299

Other liabilities                                                             106                   96
                                                                        ---------              -------

      Total liabilities                                                    17,192               14,963
                                                                        ---------              -------

Minority interests in equity
   of consolidated subsidiaries                                               217                  271

Stockholder's equity (note 6):
   Class A common stock, $1 par value.
      Authorized 904,000 shares;
      issued 811,655 shares                                                     1                    1
   Class B common stock, $1 par value.
      Authorized 96,000 shares;
      issued 94,447 shares                                                     --                   --
   Additional paid-in capital                                               3,076                2,842
   Unrealized holding gains for
      available-for-sale securities, net of taxes                               3                    2
   Accumulated deficit                                                       (280)                (256)
                                                                        ---------              -------
                                                                            2,800                2,589

   Investment in Tele-Communications, Inc.
      ("TCI") (note 1)                                                     (1,107)              (1,096)
   Due to (from) TCI                                                          356                 (847)
                                                                        ---------              -------

         Total stockholder's equity                                         2,049                  646
                                                                        ---------              -------

Commitments and contingencies (note 7)

                                                                         $ 19,458               15,880
                                                                         ========               ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                Three months                       Six months
                                                                    ended                             ended
                                                                  June 30,                          June 30,
                                                             ------------------                ------------------
                                                           1995             1994             1995             1994
                                                         --------         --------         --------         --------
                                                                           amounts in millions
Revenue (note 4)                                         $ 1,262            1,081            2,431            2,141

Operating costs and expenses:
   Operating                                                 394              329              749              644
   Selling, general and administrative                       350              300              667              595
   Compensation relating to stock
      appreciation rights                                      6                1                5               --
   Adjustment to compensation relating
      to stock appreciation rights                            --               --               --              (18)
   Depreciation                                              217              173              409              336
   Amortization                                               87               73              163              145
                                                         -------          -------          -------          -------
                                                           1,054              876            1,993            1,702
                                                         -------          -------          -------          -------

         Operating income                                    208              205              438              439

Other income (expense):
   Interest expense                                         (232)            (185)            (464)            (363)
   Interest and dividend income                                9               10               17               20
   Share of earnings of Liberty Media
      Corporation ("Liberty")                                 --               10               --               24
   Share of losses of other affiliates,
      net (note 3)                                           (15)             (21)             (24)             (30)
   Loss on early extinguishment of debt                       --               --               --               (2)
   Minority interests in losses
      of consolidated subsidiaries, net                        2                2                5               --
   Other, net                                                (14)               6               (6)               2
                                                         -------          -------          -------          -------
                                                            (250)            (178)            (472)            (349)
                                                         -------          -------          -------          -------

      Earnings (loss) before income taxes                    (42)              27              (34)              90

Income tax benefit (expense)                                  14              (21)              10              (52)
                                                         -------          -------          -------          -------

      Net earnings (loss) (note 4)                       $   (28)               6          $   (24)              38
                                                         =======          =======          =======          =======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity

                         Six months ended June 30, 1995
                                  (unaudited)

                                                                                     Unrealized
                                                                                       holding
                                                                                      gains for
                                                  Common stock         Additional    available-                      Investment
                                                  ------------          paid-in       for-sale       Accumulated         in
                                              Class A      Class B      capital      securities        deficit           TCI
                                              -------      -------      -------      ----------        -------           ---
                                                                                             amounts in millions
Balance at January 1, 1995                     $   1           --         2,842             2            (256)          (1,096)
   Net loss                                       --           --            --            --             (24)              --
   Effect of Reorganization (note 1)              --           --            --            --              --              (11)
   TCI Class A common stock issued in
      acquisition of remaining minority
      interest of Heritage
      Communications, Inc. contributed
      to TCI Communications, Inc.
      ("TCIC") (note 4)                           --           --           234            --              --               --
   Issuance of TCI Class A common
      stock and TCI preferred stock
      in acquisition (note 4)                     --           --            --            --              --               --
   Turner Broadcasting System, Inc. stock
      received in acquisition transferred
      to Liberty Media Group                      --           --            --            --              --               --
   Proceeds from issuance of TCI
      Class A common stock to public
      utilized to repay TCIC
      indebtedness                                --           --            --            --              --               --
   Proceeds from issuance of TCI
      Class A common stock in
      private offering                            --           --            --            --              --               --
   Change in unrealized holding gains
      for available-for-sale securities           --           --            --             1              --               --
   Change in due to TCI                           --           --            --            --              --               --
                                               -----      -------     ---------     ---------      ----------       ----------

Balance at June 30, 1995                       $   1           --         3,076             3            (280)          (1,107)
                                               =====      =======     =========     =========      ==========       ==========

                                                      Due           Total
                                                   to (from)    stockholder's
                                                      TCI           equity
                                                      ---           ------
                                                      amounts in millions
Balance at January 1, 1995                            (847)            646
   Net loss                                             --             (24)
   Effect of Reorganization (note 1)                   (53)            (64)
   TCI Class A common stock issued in
      acquisition of remaining minority
      interest of Heritage
      Communications, Inc. contributed
      to TCI Communications, Inc.
      ("TCIC") (note 4)                                 58             292
   Issuance of TCI Class A common
      stock and TCI preferred stock
      in acquisition (note 4)                        1,313           1,313
   Turner Broadcasting System, Inc. stock
      received in acquisition transferred
      to Liberty Media Group                             7               7
   Proceeds from issuance of TCI
      Class A common stock to public
      utilized to repay TCIC
      indebtedness                                     401             401
   Proceeds from issuance of TCI
      Class A common stock in
      private offering                                  30              30
   Change in unrealized holding gains
      for available-for-sale securities                 --               1
   Change in due to TCI                               (553)           (553)
                                                 ---------      ----------

Balance at June 30, 1995                               356           2,049
                                                 =========      ==========

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES



                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                    ------------------
                                                                                    1995           1994
                                                                                   ------         ------
                                                                                    amounts in millions
                                                                                       (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                                            $     (24)            38
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                                  572            481
         Compensation relating to stock appreciation rights                               5             --
         Adjustment to compensation relating to stock
            appreciation rights                                                          --            (18)
         Share of earnings of Liberty                                                    --            (24)
         Share of losses of other affiliates                                             24             30
         Deferred income tax expense (benefit)                                          (41)            21
         Minority interests in losses                                                    (5)            --
         Loss on early extinguishment of debt                                            --              2
         Noncash interest and dividend income                                            (4)            (4)
         Other noncash credits                                                           --             (5)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                     12             28
               Change in accrued interest                                                 3             12
               Change in other accruals and payables                                     39             52
                                                                                  ---------         ------

                 Net cash provided by operating activities                              581            613
                                                                                  ---------         ------

Cash flows from investing activities:
   Cash paid for acquisitions                                                           (10)            (6)
   Capital expended for property and equipment                                         (748)          (599)
   Proceeds from disposition of assets                                                   19             30
   Additional investments in and
      loans to affiliates and others                                                   (728)          (212)
   Repayment of loans by affiliates and others                                            2             32
   Other investing activities                                                           (25)           (51)
                                                                                  ---------         ------

                 Net cash used in investing activities                               (1,490)          (806)
                                                                                  ---------         ------

Cash flows from financing activities:
   Borrowings of debt                                                                 4,424          1,564
   Repayments of debt                                                                (3,369)        (1,365)
   Change in due from TCI                                                               (98)            --
   Preferred stock dividends of subsidiaries                                             --             (3)
                                                                                  ---------          ------

                 Net cash provided by financing activities                              957            196
                                                                                  ---------          ------

                 Net increase in cash                                                    48              3

                    Cash at beginning of period                                           6              1
                                                                                  ---------          ------

                    Cash at end of period                                         $      54              4
                                                                                  =========          ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                         Six months ended June 30, 1995
                                  (unaudited)

(1)      General

         The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Also, subsidiaries of TCI exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such common stock and preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompanying consolidated financial statements.


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

         During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming ("Liberty Media Group"); International Cable and Programming ("TCI International"); and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) Turner Broadcasting System, Inc. ("TBS") and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to TCI International. In the first quarter of 1995, TCIC transferred certain additional assets to TCI International.

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $461 million and $351 million for the six months ended June 30, 1995 and 1994, respectively. Also, during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                                       Six months ended
                                                                                           June 30,
                                                                                      ------------------
                                                                                      1995           1994
                                                                                     ------         ------
                                                                                      amounts in millions
                   Cash paid for acquisitions:
                      Fair value of assets acquired                                 $    2,708            48
                      Liabilities assumed                                                 (221)           (7)
                      Deferred tax liability recorded in
                         acquisitions                                                     (919)           --
                      Minority interests in equity of
                         acquired entities                                                  47           (35)
                      Common stock of TCI issued in
                         acquisition contributed to TCIC                                  (234)           --
                      Increase in amounts due to TCI resulting
                         from common stock of TCI issued in
                         acquisition                                                    (1,371)           --
                                                                                    ----------         -----

                            Cash paid for acquisitions                              $       10             6
                                                                                    ==========         =====



                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                                       Six months ended
                                                                                           June 30,
                                                                                      ------------------
                                                                                      1995           1994
                                                                                     ------         ------
                                                                                      amounts in millions
                   Common stock issued upon conversion
                      of redeemable preferred stock                                  $      --              18
                                                                                     =========             ===

                   Effect of foreign currency translation
                      adjustment on book value of foreign
                      equity investments                                             $      --              15
                                                                                     =========             ===

                   Unrealized gains, net of deferred taxes,
                      on available-for-sale securities as of
                      January 1, 1994                                                $      --             304
                                                                                     =========             ===

                   Change in unrealized gains, net of
                      deferred taxes, on available-for-sale
                      securities                                                     $       1             176
                                                                                     =========             ===

                   TBS stock received in acquisition
                      transferred to Liberty Media Group                             $       7              --
                                                                                     =========             ===

                   Net assets of TCIC transferred in the
                      Reorganization in exchange for TCI
                      common stock reflected as investment
                      in TCI                                                         $      11              --
                                                                                     =========             ===

                   Net assets of TCIC transferred in the
                      Reorganization through due to TCI                              $      53              --
                                                                                     =========             ===

                   Noncash exchange of equity investments
                      and consolidated subsidiaries for
                      consolidated subsidiary                                        $      --              38
                                                                                     =========             ===

(3)      Investments in Other Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method are as follows:

                                                                                         Six months
                                                                                            ended
                   Combined Operations                                                    June 30,
                   -------------------                                               ------------------
                                                                                     1995           1994
                                                                                    ------         ------
                                                                                     amounts in millions
                       Revenue                                                       $  222            525
                       Operating expenses                                              (199)          (466)
                       Depreciation and amortization                                    (41)           (59)
                                                                                   --------          -----

                          Operating loss                                                (18)            --

                       Interest expense                                                 (15)           (22)
                       Other, net                                                       (14)           (23)
                                                                                   --------          -----

                          Net loss                                                    $ (47)           (45)
                                                                                      =====          =====

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at June 30, 1995 was its investment in MajorCo, L.P. ("MajorCo")., a partnership formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $666 million). See note 7. Additionally, TCIC has an investment in TelePort Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $143 million).

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

         The acquisition of TeleCable was accounted for by the purchase method. Accordingly, the results of operations of such acquired entity have been consolidated with those of TCIC since its date of acquisition.
         On a pro forma basis, TCIC's revenue would have been increased by $25 million and $146 million for the six months ended June 30, 1995 and 1994, respectively, and net loss for the six months ended June 30, 1995 would have been decreased by $1 million and net earnings for the six months ended June 30, 1994 would have been increased by $4 million had such acquired entity been consolidated with TCIC on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated the acquired entity since January 1, 1994.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)      Debt

         Debt is summarized as follows:

                                                                         June 30,            December 31,
                                                                           1995                  1994
                                                                        ----------        -----------------
                                                                               amounts in millions
           Parent company debt:
              Senior notes                                                 $  5,337                5,412
              Bank credit facilities                                          1,077                  869
              Commercial paper                                                1,216                  445
              Other debt                                                          2                    2
                                                                           --------               ------
                                                                              7,632                6,728

           Debt of subsidiaries:
              Bank credit facilities                                          3,266                2,828
              Commercial paper                                                   26                   --
              Notes payable                                                     986                1,024
              Convertible notes (a)                                              45                   45
              Other debt                                                         28                   87
                                                                           --------               ------

                                                                           $ 11,983               10,712
                                                                           ========               ======

         (a) These convertible notes, which are stated net of unamortized discount of $186 million at June 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of TCI Class A common stock.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $612 million at June 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,530 million at June 30, 1995. During the six months ended June 30, 1995 and 1994, TCIC's net payments pursuant to the Fixed Rate Agreements were $6.3 million and $13.2 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $2.0 million and $26.6 million, respectively.

         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

                      Fixed Rate Agreements                             Variable Rate Agreements
                      ---------------------                             ------------------------
             Expiration       Interest Rate    Notional        Expiration         Interest Rate      Notional
                Date           To Be Paid       Amount            Date            To Be Received      Amount
           --------------      ----------       ------       --------------       --------------      ------
         August 1995         7.7%             $   10       August 1995                 7.7%                10
         April 1996          9.9%                 30       April 1996                  6.8%                50
         May 1996            8.3%                 50       July 1996                   8.2%                10
         June 1996           6.1%                 42       August 1996                 8.2%                10
         July 1996           8.2%                 10       September 1996              4.6%               150
         August 1996         8.2%                 10       April 1997                  7.0%               200
         November 1996       8.9%                150       September 1998           4.8%-5.2%             300
         October 1997        7.2%-9.3%            80       April 1999                  7.4%               100
         December 1997       8.7%                230       September 1999           7.2%-7.4%             300
                                                 ---
                                                           February 2000            5.8%-6.6%             650
                                                $612       March 2000               5.8%-6.0%             675
                                                ====
                                                           September 2000              5.1%                75
                                                                                                      -------

                                                                                                      $ 2,530
                                                                                                      =======

         TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at June 30, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $29 million at June 30, 1995 to terminate the agreements.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $11,983 million, was $12,125 million at June 30, 1995.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(6)      Stockholder's Equity

         Common Stock

         The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

         Stock Options

         TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the TCI/Liberty Combination. Estimates of the compensation relating to the stock appreciation rights granted to employees of TCIC have been recorded through June 30, 1995, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

(7)      Commitments and Contingencies

         During 1994, TCIC, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCIC owns a 30% interest, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.


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

         At the end of the first quarter of 1995, TCIC, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCIC has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCIC's cable facilities for the provision of telephony services is expected to be substantial.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





         TCIC, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own TCG, which is one of the largest competitive access providers in the United States in terms of route miles. The Company, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. The Company currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, the Company, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

         Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three- to five-year period. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.

         At June 30, 1995, TCIC was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. TCIC has pledged 76,295,092 shares of TCI Class A common stock held by subsidiaries of TCIC as collateral for the letter of credit. During 1995, borrowings aggregating $602 million were made pursuant to the letter of credit.

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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $192 million at June 30, 1995. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         In connection with the launch of a premium service in 1994, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of June 30, 1995, the maximum amount of such obligations or guarantees was approximately $152 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent on the number of qualifying films produced by the motion pictures studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors.

         TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(8)      Subsequent Event

         TCIC and its sole shareholder, TCI, have entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.25 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

         Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock in exchange for a capital contribution of $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such contribution, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group common stock ("Parent Common Stock"). The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Parent Common Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. Accordingly, no assurance can be given that the transaction will be consummated.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in results of operations:

         As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCIC exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Also, subsidiaries of TCIC exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such common stock and preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompanying consolidated financial statements.

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

         During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; TCI International; and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) TBS and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TeleWest UK was transferred to TCI International. In the first quarter of 1995, TCIC transferred certain additional assets to TCI International.

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in results of operations (continued):

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

         The regulation of cable television systems at the federal, state, and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. For example, Congress presently is considering telecommunications legislation which, if enacted into law, would substantially change existing law, including among other things, the rate regulation of cable television systems and the restrictions on telephone companies in the provision of cable television service. The Senate approved the Telecommunications Competition and Deregulation Act of 1995 on
         June 15, 1995. The House approved the Communications Act of 1995 on August 4, 1995. The differences between the two bills must be reconciled in Conference Committee, and the resulting compromise must be voted on by the House and Senate and signed by the President. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that TCIC's business will not be affected adversely by future legislation, new regulation or deregulation.
                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES





(1)      Material changes in results of operations (continued):

         Revenue increased 17% and 13% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The three month increase is the result of growth in subscriber levels within TCIC's cable television systems (7%), the effect of certain acquisitions, including the acquisition of TeleCable (10%), and various other individually insignificant increases (7%), net of a decrease in revenue due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act (4%), and a decrease due to the transfer of Netlink USA to the Programming unit in the Reorganization (3%). The six month increase is the result of growth in subscriber levels within TCIC's cable television systems
         (7%) and the effect of certain acquisitions, including the acquisition of TeleCable (8%), and various other individually insignificant increases (5%), net of a decrease in revenue due to rate regulation (4%) and a decrease due to the transfer of Netlink
         USA (3%).

         Operating costs and expenses increased 20% and 17% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods in 1994. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, TCIC's capital expenditures and depreciation expense have increased. Additionally, TCIC incurred $11 million of programming and marketing costs associated with the launch in February 1994 of a new premium programming service to its subscribers. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. Additionally, TCIC cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations.

         TCIC had an investment in TeleWest UK in 1994, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which was accounted for under the equity method, comprised $43 million of TCIC's share of its affiliates' losses in 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $36 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to TCI International effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.

         TCIC's net loss of $28 million and $24 million for the three months and six months ended June 30, 1995, respectively, represent changes of $34 million and $62 million as compared to TCIC's net earnings of $6 million and $38 million for the corresponding periods of 1994. Such decreases are principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, an increase in interest expense due to an increase in interest rates, net of the increase in operating income from the acquisition of TeleCable.

                                 "LIBERTY MEDIA GROUP"
                 (a combination of certain assets, as defined in note 1)

                                 Combined Balance Sheets
                                       (unaudited)
                                                          June 30, December 31,*
                                                            1995       1994
                                                          --------  ----------
Assets                                                    amounts in thousands
Cash and cash equivalents                                 $ 15,427     62,963
Trade and other receivables, net                           111,089     95,081
Inventories, net                                           108,758    119,814
Prepaid expenses                                            15,781     14,560
Prepaid program rights                                      19,245     11,257
Committed film inventory                                    24,346     22,097
Investments in affiliates, accounted for under the
    equity method, and related receivables (note 3)        280,132    268,292

Investment in Turner Broadcasting System, Inc.
    ("TBS") (note 4)                                       782,894    653,691
Other investments, at cost, and related
    receivables (note 5)                                   175,171    158,846
Property and equipment, at cost:
    Land                                                    21,994     21,934
    Support equipment and buildings                        164,958    150,165
    Computer and broadcast equipment                        62,328     60,525
                                                       -----------  ---------
                                                           249,280    232,624
    Less accumulated depreciation                           47,644     38,313
                                                       -----------  ---------
                                                           201,636    194,311
                                                       -----------  ---------
Excess cost over acquired net assets                       573,405    549,770
    Less accumulated amortization                           31,146     22,217
                                                       -----------  ---------
                                                           542,259    527,553
                                                       -----------  ---------
Other intangibles                                           78,897     77,925
    Less accumulated amortization                           56,921     54,936
                                                       -----------  ---------
                                                            21,976     22,989
                                                       -----------  ---------
Cable distribution fees                                    104,199     71,871
    Less accumulated amortization                            9,440      3,893
                                                       -----------  ---------
                                                            94,759     67,978
                                                       -----------  ---------
Other assets, at cost, net of amortization                  14,309     12,279
                                                       -----------  ---------
                                                       $ 2,407,782  2,231,711
                                                       ===========  =========
* Restated -- see note 3.

                                                                     (continued)

                                "LIBERTY MEDIA GROUP"
                (a combination of certian assets, as defined in note 1)

                            Combined Balance Sheets, Continued
                                      (unaudited)

                                                         June 30,  December 31,*
                                                           1995        1994
                                                         --------  -----------
Liabilities and Combined Equity                          amounts in thousands
-------------------------------
Accounts payable                                        $ 147,827    111,239
Accrued liabilities                                        76,466    111,990
Film licenses payable                                      30,581     26,719
Accrued litigation settlements                              4,850     27,450
Accrued compensation relating to stock
   appreciation rights                                     30,249     28,422
Deferred revenue                                           51,311     46,845
Due to Tele-Communications, Inc. ("TCI")
   from Home Shopping Network, Inc. ("HSN")                16,262     28,724
Debt (note 6)                                             135,059     92,944
Deferred tax liability                                    202,831    150,601
Other liabilities                                           7,363      4,320
                                                      -----------  ---------
     Total liabilities                                    702,799    629,254
                                                      -----------  ---------
Minority interests in equity of consolidated
   subsidiaries                                           111,040    115,165
Combined equity (note 7):
   Combined equity                                      1,384,035  1,356,840
   Unrealized gains on available-for-sale
     securities, net of taxes                             209,908    130,452
                                                      -----------  ---------
                                                        1,593,943  1,487,292
Commitments and contingencies (note 8)                -----------  ---------
                                                      $ 2,407,782  2,231,711
                                                      ===========  =========
* Restated -- see note 3.


See accompanying notes to combined financial statements.

                      "LIBERTY MEDIA GROUP"
         (a combination of certain assets, as defined in note 1)

                Combined Statements of Operations
                       (unaudited)

                                                  Three months       Six months
                                                      ended            ended
                                                     June 30,         June 30,
                                                  --------------    --------------
                                                  1995    1994 *    1995    1994 *
                                                  ----    -----     ----    ------
                                                     amounts in thousands
Revenue:
   Net sales from home shopping services      $ 246,572  274,005  490,269  548,220
   Programming services:
     From TCI (note 7)                           15,314   13,091   34,633   25,678
     From others                                106,449   70,693  201,390  134,746
                                                -------  -------  -------  -------
                                                368,335  357,789  726,292  708,644
                                                -------  -------  -------  -------
Cost of sales, operating costs and expenses:
   Cost of sales                                168,084  178,803  328,091  354,418
   Operating                                     93,865   72,256  199,448  142,973
   Selling, general and administrative           96,680   83,269  194,856  161,152
   Charges by TCI (note 7)                        6,643    3,718   12,548    5,357
   Compensation relating to stock
     appreciation rights (note 7)                 4,057       --    1,961       --
   Adjustment to compensation relating to stock
     appreciation rights (note 7)                    --     (425)      --  (10,727)
   Depreciation                                   5,701    5,764   11,915   11,239
   Amortization                                  10,552    5,214   20,258    9,750
                                                -------  -------  -------  -------
                                                385,582  348,599  769,077  674,162
                                                -------  -------  -------  -------
     Operating income (loss)                    (17,247)   9,190  (42,785)  34,482

Other income (expense):
   Interest expense                              (3,173)  (2,988)  (5,896)  (5,355)
   Interest expense to TCI (note 7)                (783)    (571)  (1,526)  (1,051)
   Dividend and interest income,
     primarily from affiliates                    1,827    6,263    3,939   12,430
   Share of earnings of affiliates, net (note 3)  3,386   15,374    1,535   22,688
   Minority interests in losses (earnings) of
     consolidated subsidiaries                    5,377   (1,621)  11,318   (5,800)
   Loss on disposition of assets                     --       --       --   (2,233)
   Other, net                                       934   (2,474)   1,687   (2,306)
                                               --------   ------   ------   ------
                                                  7,568   13,983   11,057   18,373
                                               --------   ------   ------   ------
     Earnings (loss) before income taxes         (9,679)  23,173  (31,728)  52,855
Income tax benefit (expense)                      9,620  (12,437)  20,978  (26,675)
                                               --------   ------   ------   ------
Net earnings (loss)                            $    (59)  10,736  (10,750)  26,180
                                               ========   ======   ======   ======

* Restated -- see note 3.

See accompanying notes to combined financial statements.

                        "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                     Combined Statement of Equity

                    Six months ended June 30, 1995
                             (unaudited)

                                                        Unrealized
                                                       holding gains     Total
                                            Combined  on available-for  combined
                                             equity*  sale securities*   equity*
                                            --------  ----------------   -------
                                                     amounts in thousands
Balance at January 1, 1995*               $1,356,840   130,452        1,487,292
   Net loss                                  (10,750)       --          (10,750)
   Sale of programming to TCI                (34,633)       --          (34,633)
   Cost allocations from TCI                  12,548        --           12,548
   Interest expense allocation from TCI        1,526        --            1,526
   Intergroup tax allocation                 (17,446)       --          (17,446)
   Net cash transfers from TCI                56,835        --           56,835
   Contribution to combined equity for
    acquisitions                              19,115        --           19,115
   Change in unrealized holding gains
    for available-for-sale securities             --    79,456           79,456
                                         -----------   -------        ---------
Balance at June 30, 1995                 $ 1,384,035   209,908        1,593,943
                                         ===========   =======        =========

* Restated -- see note 3.

See accompanying notes to combined financial statements

                             "LIBERTY MEDIA GROUP"
               (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                   Six months ended
                                                                        June 30,
                                                                 ---------------------
                                                                  1995          1994 *
                                                                  ----          -----
                                                                amounts in thousands
                                                                      (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                         $ (10,750)       26,180
   Adjustments to reconcile net earnings (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                               32,173       20,989
       Compensation relating to stock appreciation rights           1,961           --
       Adjustment to compensation relating to stock
         appreciation rights                                           --      (10,727)
       Share of earnings of affiliates, net                        (1,535)     (22,688)
       Deferred income tax (benefit) expense                       (3,532)      17,653
       Minority interests in earnings (losses)                    (11,318)       5,800
       Payments of litigation settlements                         (22,600)      (3,100)
       Loss on disposition of assets                                   --        2,233
       Changes in operating assets and liabilities, net of
         acquisitions:
           Change in receivables                                  (15,897)      (4,645)
           Change in inventories                                    8,807        5,178
           Change in prepaid expenses                              (9,196)      (4,959)
           Change in payables, accruals, due to TCI from
             HSN and deferred revenue                               9,147       32,885
                                                                  -------       -------
               Net cash provided (used) by operating activities   (22,740)      64,799
                                                                  --------     --------
Cash flows from investing activities:
   Cash paid for acquisitions                                     (33,739)          --
   Capital expended for property and equipment                    (19,485)     (11,855)
   Additional investments in and loans to
     affiliates and others                                        (23,255)     (11,820)
   Return of capital from affiliates                                9,220        4,960
   Collections on loans to affiliates and others                    1,449       12,366
   Cash paid for cable distribution fees                          (32,328)     (33,180)
   Other investing activities                                      (1,911)       4,690
                                                                  -------       -------
               Net cash used in investing activities             (100,049)     (34,839)
                                                                  -------       -------
Cash flows from financing activities:
   Borrowings of debt                                              68,300       18,000
   Repayments of debt                                             (12,138)     (45,314)
   Change in cash transfers from TCI                               19,367      (23,108)
   Contributions by minority shareholders of subsidiaries             --         7,003
   Distributions to minority shareholders of subsidiaries           (276)         (400)
                                                                 -------       -------
               Net cash provided (used) by financing activities   75,253       (43,819)
                                                                 -------       -------
               Net decrease in cash and
                    cash equivalents                             (47,536)      (13,859)
               Cash and cash equivalents at
                    beginning of period                           62,963        82,544
                                                                --------        ------
               Cash and cash equivalents at end of period       $ 15,427        68,685
                                                                ========        ======

* Restated -- see note 3.


See accompanying notes to combined financial statements.

                          "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                    Notes to Combined Financial Statements

                              June 30, 1995
                               (unaudited)

(1) Basis of Presentation
    ---------------------
On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). However, the Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") .

As of January 27, 1994, TCI Communications, Inc. (formerly TeleCommunications, Inc. or "TCIC") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the
"TCI/Liberty Combination"). The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of Liberty Media Group reflect the combination of the historical financial information of the assets of TCI and Liberty which produce and distribute cable television programming attributed to the Liberty Media Group.

                                                                    (continued)

                                "LIBERTY MEDIA GROUP"
                 (a combination of certain assets, as defined in note 1)

                            Notes to Combined Financial Statements


The subsidiaries of TCI and Liberty attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI and Liberty also attributed to Liberty Media Group, are as follows (unless otherwise denoted, such subsidiaries and investments were held separately by Liberty through August 4, 1994, the date the TCI/Liberty Combination was consummated):

     Subsidiaries
     ------------
          Encore Media Corporation ("Encore")
          TV Network Corporation (formed in 1994)
          HSN
          Southern Satellite Systems, Inc. ("Southern")
          Netlink USA (owned by TCIC prior to the TCI/Liberty
            Combination)
          Liberty Sports, Inc.
          Affiliated Regional Communications, Ltd. ("ARC")
          Vision Group Incorporated (owned by TCIC prior to the
            TCI/Liberty Combination)
          Americana Television Productions LLC (acquired in 1995) MacNeil/Lehrer Productions (acquired in 1995)
          Prime Sports-West (formerly Prime Ticket Networks, L.P.)
            (acquired in 1994)
          Encore International, Inc.
          Liberty Productions, Inc. (formed in 1995)
          Prime Sports Network -- Northwest



                                                                    (continued)

                          "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                   Notes to Combined Financial Statements

Investments
-----------
     BET Holdings, Inc.
     Video Jukebox Network, Inc.
     Courtroom Television Network
     Discovery Communications, Inc. ("Discovery") (owned by TCIC prior to the TCI/Liberty Combination)
     DMX, Inc. (owned by TCIC prior to the TCI/Liberty Combination)
     E! Entertainment Television, Inc. (owned by TCIC prior to the
       TCI/Liberty Combination)
     International Family Entertainment, Inc.
     Ingenius (formed in 1994)
     International Cable Channels Partnership, Ltd. ("ICCP") (acquired in 1994)
     QE+ Ltd. ("QE+") (formed in 1994) (owned by TCIC prior to the
       TCI/Liberty Combination)
     QVC, Inc. ("QVC")
     Reiss Media Enterprises, Inc. (owned by TCIC prior to the
       TCI/Liberty Combination)
     TBS (owned by TCIC prior to the TCI/Liberty Combination)
     Prime SportsChannel Networks Associates
     Home Team Sports Limited Partnership ("HTS")
     SportsChannel Chicago Associates ("Sports")
     SportsChannel Pacific Associates
     SportsChannel Prism Associates
     Prime Sports Network -- Upper Midwest
     SportSouth Network, L.P.
     Sunshine Network ("Sunshine")
     American Movie Classics Company ("AMC")
     Republic Pictures Television (owned by TCIC prior to the
       TCI/Liberty Combination)
     Sillerman Communications Management Corporation (owned by
       TCIC prior to the TCI/Liberty Combination)
     Technology Programming Ventures (formed in 1994)
     Prime Sports Australia ("Australia") (launched in 1995)
     Silver King Communications, Inc.
     Asian Television and Communications LLC
     Mountain Mobile Television LLC
     Cutthroat Productions, LP (formed in 1994)


                                                                   (continued)

                              "LIBERTY MEDIA GROUP"
               (a combination of certain assets, as defined in note 1)

                       Notes to Combined Financial Statements


Upon the Distribution of the Liberty Group Stock, the existing TCI
Class A and Class B common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to the Liberty Media Group are referred to as the "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution of the Liberty Group Stock, are included in combined equity in the accompanying combined financial statements. See note 7.

Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock will be holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the Liberty Media Group and the market price of shares of the Liberty Group Stock. In addition, net losses of any portion of TCI, dividends and distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, Liberty Media Group financial information should be read in conjunction with the TCI consolidated financial information.

Dividends on the Liberty Group Stock will be payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to the Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.


                                                                    (continued)

                        "LIBERTY MEDIA GROUP"
          (a combination of certain assets, as defined in note 1)

                   Notes to Combined Financial Statements

     After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock will, as a result of the operation of antidilution provisions, be adjusted so that there will be delivered upon their conversion or exchange the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution will be adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "PreDistribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of PreDistribution Convertible Securities will not result in any transfer of funds or other assets from TCI to Liberty Media Group in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of such net proceeds, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of the shares of such subsidiaries, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.


                                                                    (continued)

                     "LIBERTY MEDIA GROUP"
       (a combination of certain assets, as defined in note 1)

              Notes to Combined Financial Statements

 The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of Liberty Media Group for the year ended December 31, 1994.

(2) Supplemental Disclosures to Combined Statements of Cash Flows

Cash paid for interest was $3,987,000 and $5,086,000 for the six months ended June 30, 1995 and 1994, respectively. Cash paid for income taxes during the six months ended June 30, 1995 and 1994 was $385,000 and $5,820,000, respectively. In addition, Liberty Media Group received an income tax refund amounting to $10,725,000 during the six months ended June 30, 1995.

Significant noncash investing and financing activities are as follows:

                                                    Six months ended
                                                          June 30,
                                                     1995        1994
                                                  amounts in thousands

Cash paid for acquisitions:
   Fair value of assets acquired                  $ 33,554        --
   Net liabilities assumed                            (926)       --
   Contribution to combined equity from
    TCI for acquisition                            (19,115)       --
   Deferred tax liability recorded
    in acquisition                                     (11)       --
   Minority interests in equity of
    acquired entities                               20,237        --
                                                  --------   -------
                                                  $ 33,739        --
                                                  ========   =======
Unrealized gains, net of deferred income taxes,
   on available-for-sale securities as of
   January 1, 1994                                $     --   335,177
Change in unrealized gains, net of deferred       ========   =======
   income taxes, on available-for-sale securities $ 79,456  (120,308)
Conversion of debt into additional minority       ========  ========
   interest in consolidated subsidiary            $ 14,215        --
                                                  ========  ========

                                                                (continued)

                         "LIBERTY MEDIA GROUP"
          (a combination of certain assets, as defined in note 1)

                 Notes to Combined Financial Statements

(3) Investments in Affiliates

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                     Six months ended
                                                          June 30,
                                                   1995              1994
                                                   amounts in thousands
Combined Operations
   Revenue                                    $ 1,066,597          898,465
   Operating expenses                            (869,885)        (737,793)
   Depreciation and amortization                  (77,997)         (57,405)
                                              -----------         --------
     Operating income                             118,715          103,267
   Interest expense                               (47,824)          (5,166)
   Other, net                                     (67,350)         (58,114)
                                              -----------         --------
     Net earnings                             $     3,541           39,987
                                              ===========         ========

     The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                 June 30,       December 31,
                                                  1995              1994
                                                  amounts in thousands
            Discovery                         $ 122,877           113,182
            QVC                                  79,562            72,100
            Sunshine                              7,739             7,174
            Sports                               30,215            30,163
            HTS                                   4,456             4,292
            ICCP                                 13,353            13,686
            Australia                              (185)               --
            Other                                22,115            27,695
                                              ---------           -------
                                              $ 280,132           268,292
                                              =========           =======

                                                                  (continued)

                            "LIBERTY MEDIA GROUP"
                (a combination of certain assets, as defined in note 1)

                      Notes to Combined Financial Statments

     The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:
Six months ended

                                                   June 30,
                                              1995          1994
                                             amounts in thousands
            Discovery                       $ 9,695         6,069
            QVC                              (2,691)        3,841
            Sunshine                            565           (42)
            Sports                            3,552         4,116
            HTS                                 164          (342)
            ICCP                               (213)           --
            AMC                                  --         8,545
            Australia                        (6,592)           --
            Other                            (2,945)          501
                                            -------        ------
                                            $ 1,535        22,688
                                            =======        ======

Liberty Media Group has a 49.9% partnership interest in QE+, a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to the TCI Group hold the remaining 50.1% partnership interest.

The QE+ limited partnership agreement provides that the TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, $90 million of which is required in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, the TCI Group and the Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.


                                                                  (continued)

                             "LIBERTY MEDIA GROUP"
              (a combination of certain assets, as defined in note 1)

                        Notes to Combined Financial Statements


The TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 are anticipated to aggregate approximately $30 million to $40 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to the TCI Group. The affiliation agreement also requires the TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

In connection with the launch of the STARZ! service, the TCI Group became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to certain film output, distribution, and license agreements. As of June 30, 1995, the maximum amount of such obligations or guarantees was approximately $289 million. The future obligations of the TCI Group with respect to these agreements is not currently determinable because such amount is dependent on the number of qualifying films produced by the motion pictures studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors.

Liberty Media Group also has the right to acquire an additional 10.1% partnership interest in QE+ based on a formula designed to approximate the fair value of such interest. Such right is exercisable for a period of ten years beginning January 1, 1999 after QE+ has had positive cash flow for two consecutive calendar quarters. The right is exercisable only after all special capital contributions from the TCI Group have been repaid, including any preferred return as discussed above.

Encore (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group will earn a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+, estimated to be $1.2 million for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by the TCI Group and the preferred return thereon.

Liberty Media Group accounts for its interest in QE+ under the equity method of accounting.

                                                                 (continued)

                         "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                  Notes to Combined Financial Statements


On November 11, 1993, Liberty Media Group entered into an agreement with the staff of the Federal Trade Commission pursuant to which Liberty Media Group agreed to divest all of its equity investments in QVC during an 18 month time period if QVC was successful in its offer to buy Paramount Communications, Inc. ("Paramount") and not to vote or otherwise exercise influence over QVC until such time as QVC withdrew its offer for Paramount. Simultaneously, Liberty Media Group agreed to withdraw from a stockholders agreement pursuant to which Liberty Media Group and certain other stockholders exercised control over QVC (the "Previous Stockholders' Agreement"). On February 15, 1994, QVC terminated its offer for Paramount. Upon termination of such offer, Liberty Media Group had the right to be reinstated as a party to the Previous Stockholders' Agreement so long as such option was exercised within 90 days after such termination.

On November 16, 1993, Liberty Media Group sold shares of common stock of
QVC to Comcast Corporation ("Comcast"). The sale to Comcast reduced Liberty Media Group's interest in QVC common stock (on a fully diluted basis) from 21.9% to 18.8%. Liberty Media Group continued to account for its investment in QVC under the equity method, although it no longer exercised significant influence over such affiliate, due to the pending determination of whether it would rejoin the control group under the Previous Stockholders' Agreement. As a result of the election on May 13, 1994 by Liberty Media Group to forego the exercise of its option to be reinstated as a party to the Previous Stockholders' Agreement, Liberty Media Group began, as of that date, to account for its investment in QVC under the cost method of accounting.

Pursuant to an Agreement and Plan of Merger dated August 4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty Media Group, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC.

The QVC Tender Offer expired on February 9, 1995, at which time the
Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. Liberty Media Group owns an approximate 43% interest in the post-merger QVC.

A credit facility entered into by the Purchaser is secured by substantially all of the assets of QVC. In addition, Comcast and Liberty Media Group have pledged their shares of QVC pursuant to such credit facility.


                                                                (continued)

                         "LIBERTY MEDIA GROUP"
             (a combined of certain assets, as defined in note 1)

                    Notes to Combined Financial Statements


Upon consummation of the aforementioned QVC transactions, Liberty Media Group is deemed to exercise significant influence over QVC and, as such, has adopted the equity method of accounting. As a result, Liberty Media Group restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $208 million, $127 million, $86 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in Liberty Media Group's net earnings of $483,000 for the six months ended June 30, 1994.

Certain of Liberty Media Group's affiliates are general partnerships and any subsidiary of Liberty Media Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(4) Investment in Turner Broadcasting System, Inc.

Liberty Media Group owns shares of a class of preferred stock of TBS which has voting rights and is convertible into TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and Liberty Media Group appoints three such representatives. However, voting control over TBS continues to be held by its chairman and the board and chief executive officer. Liberty Media Group's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class.

At June 30, 1995, Liberty Media Group's investment in TBS preferred stock, carried at cost, had an aggregate market value of $730 million (which exceeded cost by $552 million), based upon the market value of the common stock into which it is convertible.

As security for borrowings under one of TCI Group's credit facilities, Liberty Media Group pledged a portion of its TBS common stock (with a quoted market value of approximately $599 million at June 30, 1995).

                                                                   (continued)

                        "LIBERTY MEDIA GROUP"
          (a combined of certain assets, as defined in note 1)

                Notes to Combined Financial Statements


(5) Other Investments

Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                     June 30,    December 31,
                                                       1995          1994
                                                      amounts in thousands
Marketable equity securities                       $ 104,231        87,276
Convertible debt, accrued interest
   and preferred stock investments                    45,344        46,109
Other investments and related receivables             25,596        25,461
                                                   ---------       -------
                                                   $ 175,171       158,846
                                                   =========       =======

Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $261 million and $225 million at June 30, 1995 and December 31, 1994, respectively, including amounts previously disclosed for marketable equity securities. No independent external appraisals were conducted for these assets.

(6) Debt

Debt is summarized as follows:

                                                      June 30,  December 31,
                                                        1995         1994
                                                      amounts in thousands
Convertible note payable (a)                        $      --        14,141
Notes payable to bank (b)                              75,000        25,000
Note payable to bank (c)                               27,000        18,000
Note payable to bank (d)                               16,900        16,400
Note payable to partnership (e)                         8,355        11,253
Other debt, with varying rates and maturities           7,804         8,150
                                                    ---------        ------
                                                    $ 135,059        92,944
                                                    =========        ======

                                                                 (continued)

                           "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                 Notes to Combined Financial Statements

(a)  Payable by ARC.

These notes were converted in January 1995 into partnership units held by minority holders.

(b)  Payable by HSN.

On March 29, 1995, this revolving credit facility, was amended and the availability under such facility was increased from $100 million to $150 million. The facility was further amended on June 28, 1995 with respect to certain covenants and borrowing limits. This revolving credit facility expires on August 30, 1997. Borrowings under the credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility (8.3% at June 30, 1995) is tied to the London Interbank Offered Rate
("LIBOR") plus an applicable margin.

(c)  Payable by ARC Holding, Ltd.

In 1994, ARC Holding, Ltd., a wholly-owned subsidiary of ARC, entered into a credit agreement, as amended, with a group of banks providing for up to $45 million of borrowings. Borrowings bear interest (7.5% at June 30, 1995) at the agent bank's base rate, LIBOR, a CD rate or a combination thereof, as selected by ARC Holding, Ltd., plus a margin depending on ARC Holding, Ltd.'s ratio of total debt to cash flow (as defined). Beginning June 30, 1995 and quarterly thereafter through December 31, 2000, the commitment amount will be reduced in equal quarterly amounts to achieve annual reductions in the credit facility ranging from a 10% reduction in 1995 to the final 17% in 2000. As of June 30, 1995, the outstanding commitment was reduced to $43.5 million. Liberty Media Group must pay an annual commitment fee of .375% of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of ARC Holding, Ltd., including joint venture interests, and the stock and assets of its existing and future subsidiaries.

The credit agreement contains certain provisions which limit ARC Holding, Ltd. as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, ARC Holding, Ltd. must attain certain specified financial ratios.

(d)  Payable by Prime Sports-West

Prime Sports-West had a credit agreement (the "Agreement") with a bank that provided for borrowings in the form of revolving term loans aggregating up to a maximum commitment of $24 million at December 31, 1994. On June 1, 1995, the Agreement was amended to allow for borrowings up to $65.0 million. Prime Sports-West may specify the interest rate on the loans under various prime and Eurodollar rate options plus an applicable margin, as defined (7.0% at June 30, 1995). Borrowings under the credit agreement are secured by the assets of Prime Sports-West.

                                                               (continued)

                              "LIBERTY MEDIA GROUP"
                (a combination of certain assets, as defined in note 1)

                          Notes to Combined Finacial Statements

The Agreement contains, among other things, requirements as to indebtedness obligations, restrictions on distributions and capital expenditures, as well as maintenance of certain specified financial ratios.

(e)  Payable by Encore ICCP, Inc.

Encore ICCP, Inc. acquired a 50% general partner interest in ICCP in exchange for a note payable to the partnership with an initial principal amount of $15 million. The note payable accrues interest at 10% per annum and is guaranteed by Encore.

Certain of Liberty Media Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds of such subsidiaries to the parent company in the form of loans, advances or cash dividends.

The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at June 30, 1995.

(7) Combined Equity

Stock Options and Stock Appreciation Rights

Liberty had granted certain stock options and/or stock appreciation rights prior to the TCI/Liberty Combination. All such options and/or stock appreciation rights were assumed by TCI in conjunction with the TCI/Liberty Combination. Additionally, subsequent to the TCI/Liberty Combination, certain key employees of Liberty were granted additional options with tandem stock appreciation rights. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of TCI Class A common stock and the Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

In 1993, the President of HSN received stock appreciation rights with respect to 984,876 shares of HSN's common stock at an exercise price of $8.25 per share. These rights vest over a four year period and are exercisable until February 23, 2003. The stock appreciation rights will vest upon termination of employment other than for cause and will be exercisable for up to one year following the termination of employment. In the event of a change in ownership control of HSN, all unvested stock appreciation rights will vest immediately prior to the change in control and shall remain exercisable for a one year period. Stock appreciation rights not exercised will expire to the extent not exercised. These rights may be exercised for cash or, so long as HSN is a public company, for shares of HSN's common stock equal to the excess of the fair market value of each share of common stock over $8.25 at the exercise date. The stock appreciation rights also will vest in the event of death or disability. Estimated compensation relating to these stock appreciation rights has been recorded in the accompanying combined financial statements, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

Transactions with TCI and Other Related Parties

Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the six months ended June 30, 1995, Liberty Media Group was allocated $1,533,000 in corporate general and administrative costs by TCI.

Prior to the determination by the Board to seek approval of shareholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection such determination, management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

Entities included in Liberty Media Group lease office space and satellite transponder facilities from TCI. Charges by TCI for such arrangements for the six months ended June 30, 1995 and 1994, aggregated $7,914,000 and $2,577,000, respectively.

                                                                   (continued)

                          "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                      Notes to Combined Financial Statements

Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including
TCI) and others. Charges to TCI are based upon customary rates charged to others.

HSN paid a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges by TCI were approximately $3,101,000 and $2,780,000 for the six months ended June 30, 1995 and 1994, respectively.

Subsequent to the TCI/Liberty Combination, TCI manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities will be included in borrowings from and loans to TCI or, if determined by the Board, as an equity contribution to the Liberty Media Group.

The Board could determine from time to time that debt of TCI not incurred by entities attributed to the Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI. After the Distribution, all financial impacts of issuances of additional shares of TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI, all financial impacts of issuances of additional shares of Liberty Media Group Stock the proceeds of which are attributed to the Liberty Media Group will to such extent be reflected entirely in the combined financial statements of the Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI, and financial impacts of dividends or other distributions of Liberty Media Group will be attributed entirely to the Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to the Liberty Media Group will be reflected entirely in the combined financial statements of the Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI will be attributed entirely to TCI.


                                                                   (continued)

                           "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


Subsequent to the Distribution of the Liberty Group Stock, borrowings from or loans to TCI will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient group, the capital expenditure plans and investment opportunities available to each group and the availability, cost and time associated with alternative financing sources.

(8) Commitments and Contingencies

Liberty Media Group is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). As of June 30, 1995, the aggregate minimum liability under certain of the license agreements is approximately $177 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements. In addition, as of June 30, 1995, Liberty Media Group has long-term sports program rights contracts which require payments through 1999 aggregating approximately $338 million.

                             "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

Management's Discussion and Analysis of
   Financial Condition and Results of Operations

(1)    Material Changes in Financial Condition

       Liquidity and Capital Resources

       On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of the Liberty Media Group. However, the Liberty Group Stock would constitute common stock of TCI. The issuance Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to the Liberty Media Group.

       As of January 27, 1994, TCIC and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of Liberty Media Group reflect the combination of the historical financial information of the assets of TCI and Liberty which produce and distribute cable television programming attributed to the Liberty Media Group.

                               "LIBERTY MEDIA GROUP"
                 (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     The subsidiaries of TCI and Liberty attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI and Liberty also attributed to Liberty Media Group, are as follows (unless otherwise denoted, such subsidiaries and investments were held separately by Liberty through August 4, 1994, the date the TCI/Liberty Combination were consummated):

     Subsidiaries

        Encore
        TV Network Corporation ("tv!") (formed in 1994)
        HSN
        Netlink USA ("Netlink") (owned by TCIC prior to the TCI/Liberty
          Combination)
        Southern
        Liberty Sports, Inc.
        ARC
        Vision Group Incorporated (owned by TCIC prior to the
          TCI/Liberty Combination)
        Americana Television Productions LLC (acquired in 1995)
        MacNeil/Lehrer Productions (acquired in 1995)
        Prime Sports-West (formerly Prime Ticket Networks, L.P.)
          (acquired in 1994)
        Encore International, Inc.
        Liberty Productions, Inc. (formed in 1995)
        Prime Sports Network -- Northwest

                         "LIBERTY MEDIA GROUP"
         (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     Investments
         BET Holdings, Inc.
         Video Jukebox Network, Inc.
         Courtroom Television Network
         Discovery (owned by TCIC prior to the TCI/Liberty Combination) DMX, Inc. (owned by TCIC prior to the TCI/Liberty Combination) E! Entertainment Television, Inc. (owned by TCIC prior to the
           TCI/Liberty Combination)
         International Family Entertainment, Inc.
         Ingenius (formed in 1994)
         ICCP (acquired in 1994)
         QE+ (formed in 1994) (owned by TCIC prior to the TCI/Liberty
           Combination)
         QVC
         Reiss Media Enterprises, Inc. (owned by TCIC prior to the
           TCI/Liberty Combination)
         Turner Broadcasting Systems, Inc. (owned by TCIC prior to the
           TCI/Liberty Combination)
         Prime SportsChannel Networks Associates
         HTS
         Sports
         SportsChannel Pacific Associates
         SportsChannel Prism Associates Prime
         Sports Network -- Upper Midwest
         SportSouth Network, L.P.
         Sunshine
         AMC
         Republic Pictures Television (owned by TCIC prior to the
           TCI/Liberty Combination)
         Sillerman Communications Management Corporation (owned by
           TCIC prior to the TCI/Liberty Combination)
         Technology Programming Ventures (formed in 1994)
         Australia (launched in 1995)
         Silver King Communications, Inc.
         Asian Television and Communications LLC
         Mountain Mobile Television LLC
         Cutthroat Productions, LP (formed in 1994)

                             "LIBERTY MEDIA GROUP"
               (a combination of assets, as defined in notes 1)

(1)  Material Changes in Financial Condition, continued

     Upon the Distribution of the Liberty Group Stock, the existing TCI Class A and Class B common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and
(iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to the Liberty Media Group is referred to as the "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution of the Liberty Group Stock, are included in combined equity in the accompanying combined financial statements. See note 7.

     Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock will be holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of the Liberty Group Stock does not affect the rights of creditors of TCI.

     Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the Liberty Media Group and the market price of shares of the Liberty Group Stock. In addition, net losses of any portion of TCI, dividends and distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, Liberty Media Group financial information should be read in conjunction with the TCI consolidated financial information.

     Dividends on the Liberty Group Stock will be payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to the Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

                             "LIBERTY MEDIA GROUP"
                (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock will, as a result of the operation of antidilution provisions, be adjusted so that there will be delivered upon their conversion or exchange the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution will be adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "PreDistribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI to Liberty Media Group in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of the shares of such subsidiaries, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.

                          "LIBERTY MEDIA GROUP"
               (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     Subsequent to the TCI/Liberty Combination, TCI manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities will be included in borrowings from and loans to TCI or, if determined by the Board, as an equity contribution to the Liberty Media Group.

     The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

     For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI. After the Distribution, all financial impacts of issuances of additional shares of TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to the Liberty Media Group will to such extent be reflected entirely in the combined financial statements of the Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI, and financial impacts of dividends or other distributions of Liberty Media Group will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI will be attributed entirely to TCI.

     Subsequent to the Distribution of the Liberty Group Stock, borrowings from or loans to TCI will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient group, the capital expenditure plans and investment opportunities available to each group and the availability, cost and time associated with alternative financing sources.

                          "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     Pursuant to the QVC Merger Agreement, the Purchaser commenced the QVC Tender Offer. The QVC Tender Offer expired on February 9, 1995, at which time the Purchaser accepted for payment all shares of QVC which had been tendered into the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. Liberty Media Group owns an approximate 43% interest of the post-merger QVC. A credit facility entered into by the Purchaser is secured by substantially all of the assets of QVC. In addition, Comcast and Liberty Media Group have pledged their shares of QVC pursuant to such credit facility.

     Upon consummation of the aforementioned QVC transactions, Liberty Media Group was deemed to exercise significant influence over QVC and, as such, accounts for its investment in QVC under the equity method. The December 31, 1994 combined balance sheet included herein has been restated to reflect the equity method of accounting in the first quarter of 1995.

     Liberty Media Group's sources of funds include its available cash balances, cash generated from operating activities, cash distributions from affiliates, dividend and interest payments, asset sales, availability under certain credit facilities, and loans and/or equity contributions from TCI. To the extent cash needs of the Liberty Media Group exceed cash provided by the Liberty Media Group, TCI may transfer funds to the Liberty Media Group. Conversely, to the extent cash provided by the Liberty Media Group exceeds cash needs of the Liberty Media Group, the Liberty Media Group may transfer funds to TCI.

     Many of Liberty Media Group's subsidiaries' loan agreements contain restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern (which is the satellite carrier for the signal of WTBS, a 24-hour independent UHF television station originated by
TBS), Netlink and certain of the regional Sports businesses are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern, is a primary source of cash available for distribution to Liberty Media Group. However, Southern does not have an agreement with WTBS with respect to the retransmission of its signal and there are no specific statutory restrictions per se which would prevent any other satellite carriers from retransmitting such signal to cable operators and others. If the business of Southern is adversely affected by competitive or other factors, it may have an adverse effect on the ability of Liberty Media Group to generate adequate cash to meet its obligations.

                           "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1) Material Changes in Financial Condition, continued

     Several entities included in Liberty Media Group have credit facilities. HSN has a revolving credit facility for $150 million, $75 million of which was outstanding on June 30, 1995. ARC Holding, Ltd. ("ARCH"), a wholly-owned subsidiary of ARC, has a $43.5 million revolving credit facility with a group of banks, $27 million of which was outstanding at June 30, 1995. Another subsidiary, Prime Sports-West, has a $65 million credit facility with a bank, $16.9 million of which was outstanding at June 30, 1995. The HSN, ARCH and Prime Sports-West facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios.

     Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

     Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 1995, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $177 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Liberty Media Group's obligations for certain sports program rights contracts as of June 30, 1995 was $338 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

     HSN has significant working capital needs for inventory and accounts receivable. However, HSN expects to meet its recurring working capital needs primarily through internally generated funds and its existing credit facilities.

                          "LIBERTY MEDIA GROUP"
              (a combination of certain assets, as defined in note 1)

(1)   Material Changes in Financial Condition, continued

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for comprehensive federal and local regulation of the cable television industry, including Liberty Media Group's programming operations. The Federal Communications Commission ("FCC") has adopted extensive rate regulations governing cable systems not subject to "effective competition". The FCC has established standards and procedures governing regulation of rates for basic cable service and equipment to be implemented by state and local cable franchising authorities and for the FCC's review of the "reasonableness" of rates for additional tiers of cable service upon complaint from a franchising authority or a cable subscriber. The FCC also has adopted interim "cost-of-service" rules governing attempts by cable operators to justify higher than benchmark rates based on unusually high costs. Separately offered services, such as pay television and payper-view services, are not currently subject to rate regulation although packages or collective offerings of such services may be subject to rate regulation. The FCC also has identified and established regulations for New Product Tiers, which are tiers of services not subject to rate regulation.

     The FCC's rate regulations also govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. The FCC substantially revised its rules for adding and deleting services in November 1994 and has provided an alternative methodology for adding services to cable programming service tiers which includes a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

     Liberty Media Group believes that the FCC's comprehensive system of rate regulation, including regulation of the changes in rates when programming services are added or deleted from service tiers, has had and will continue to have an adverse effect on the programming services in which Liberty Media Group has an ownership interest by limiting the carriage of such services and/or the ability and willingness of cable operators to pay the rights fees for such carriage.

                          "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

(1)  Material Changes in Financial Condition, continued

     The FCC has adopted rules providing for mandatory carriage by cable systems after June 2, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying homeshopping programming after October 6, 1993, and between one and three non-commercial television broadcast signals, depending upon the cable system's channel capacity. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. Although the "must carry" provisions were upheld as constitutional by a three-judge panel of the United States District Court for the District of Columbia, the Supreme Court vacated the District Court's decision because genuine issues of material fact remain unresolved. The "must carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings before the District Court. Liberty Media Group believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of Liberty Media Group's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to Liberty Media Group's programming services also will be limited. However, such regulations have resulted in expanded cable distribution of HSN, which is carried by a number of full-power commercial broadcast television stations.

     The FCC has adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40 percent of the first 75 activated channels on each of the operator's systems. The rules provide for the use of two additional channels or a 45 percent limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules may limit carriage of Liberty Media Group's programming services on certain cable systems of TCI and its affiliates.

     The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts with cable operators (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as multichannel multipoint distribution systems and direct broadcast satellite services on terms and conditions that do not unfairly discriminate among such technologies.

     In response to numerous petitions for review of the FCC's rate regulations, the United States Court of Appeals for the District of Columbia upheld the material provisions of those regulations in Time Warner Entertainment Co., L.P.
v. F.C.C. on June 6, 1995. The Court upheld the constitutionality of the FCC's regulations and generally ruled that they were authorized by the 1992 Cable Act.

                              "LIBERTY MEDIA GROUP"
              (a combination of certain assets, as defined in note 1)

 (1) Material Changes in Financial Condition, continued

     The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. For example, Congress presently is considering telecommunications legislation which, if enacted into law, would substantially change existing law, including among other things, the rate regulation of cable television systems and the restrictions on telephone companies in the provision of cable television service. The Senate approved the Telecommunications Competition and Deregulation Act of 1995 on June 15, 1995. The House approved the Communications Act of 1995 on August 4, 1995. The differences between the two bills must be reconciled in Conference Committee, and the resulting compromise must be voted on by the House and Senate and signed by the President. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Liberty Media Group's business will not be affected adversely by future legislation, new regulation or deregulation.

     A number of petitions for reconsideration of various aspects of the regulations implementing the 1992 Cable Act remain pending before the FCC. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. Liberty Media Group is uncertain how the courts and/or the FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements.

                          "LIBERTY MEDIA GROUP"
               (a combination of certain assets, as defined in note 1)


(2) Material Changes in Results of Operations

     Liberty Media Group is engaged in two principal lines of business: (i) production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, ("Entertainment and Information Programming Services") and (ii) electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data have been provided below for Electronic Retailing Services, which include a retail function, and other Entertainment and Information Programming Services. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of the Liberty Media Group. Corporate expenses have not been reflected in the following table but are included in the following discussion. Liberty Media Group holds significant equity investments the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately under their own captions below.

                                             Six months ended June 30,
                                           1995                    1994
                                            dollar amounts in thousands
Entertainment and Information
Programming Services
Revenue                                100%     $ 236,023      100%   $ 160,424
Operating, selling, general &
administrative                          97%       228,221       87%     139,369
Depreciation and amortization            5%        12,278        4%       6,250
                                        ----     ---------      ---    --------
Operating income (loss)                 (2%)     $ (4,476)       9%    $ 14,805
                                        ====     =========      ===    ========
Electronic Retailing Services
Revenue                                100%      $ 490,269     100%   $ 548,220
Cost of sales                           67%        328,091      65%     354,418
Operating, selling, general and
administrative                          36%        174,690      30%     167,245
Depreciation and amortization            4%         19,870       3%      14,698
                                        ----     ---------       ---   --------
Operating income (loss)                 (7%)     $ (32,382)      2%    $ 11,859
                                        ====     =========       ===   ========

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2) Material Changes in Results of Operations, Continued

Entertainment and Information Programming Services

        Revenue from Entertainment and Information Programming Services increased by 45% and 47%, or $38.0 million and $75.6 million, in the three and six month periods ended June 30, 1995, respectively, over the corresponding periods of 1994. Liberty Media Group's regional sports programming businesses had increased revenue of $23.9 million and $49.3 million for the respective two periods. Prime Sports-West was acquired by Liberty Media Group in August 1994, and was responsible for $16.7 million and $35.6 million of the increase in the second quarter and the first six months of 1995 revenue from Liberty Media Group's regional sports programming businesses, respectively. The remaining increase in the regional sports programming businesses is primarily due to subscriber growth and rate increases. Encore's six new thematic multiplex services (three launched in July 1994 and three launched in September 1994) and tv! (launched in July 1994) accounted for a combined increase in revenue of $4.3 million and $12.1 million for the quarter and the six months ended June 30, 1995, respectively, over the quarter and the six months ended June 30, 1994. The remaining increase in revenue of Liberty Media Group's. Entertainment and Information Programming Services is primarily a result of growth in subscribers.

     Operating expenses, exclusive of depreciation and amortization, increased by 55% and 64%, or $40.2 million and $88.9 million, in the 1995 second quarter and six month period ended June 30, 1995, respectively. The new services launched during 1994 were responsible for $6.0 million of the increase for the quarter and $14.5 million of the increase for the six months ended June 30, 1995 compared to the respective periods of 1994. Prime Sports-West was responsible for $11.8 million and $27.8 million of the increase for the two periods in expenses of Liberty Media Group's sports programming businesses. Other new businesses in the regional sports programming businesses increased expenses by $13.3 million and $25.4 million for the three month and six month periods ending June 30, 1995, respectively, compared to the respective periods of 1994. Expenses at Liberty Media Group's regional sports programming businesses, excluding the impact of new businesses increased $3.2 million and $9.4 million for the quarter and six months ended June 30, 1995, respectively, compared to the respective periods of 1994. This increase was caused by programming rights fees for increased subscribers, new rights fees, and increased production costs due to a larger number of events. Higher programming costs caused by additional subscribers is the primary reason for the remaining increase in expenses.

                           "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)  Material Changes in Results of Operations, Continued

     Operating income for Entertainment and Information Programming Services was $1.8 million for the quarter and a loss of $4.5 million for the six months ended June 30, 1995, respectively. This compared with earnings of $7.3 million in the 1994 second quarter and $14.8 million for the six months ended June 30, 1994. The increased loss was primarily a result of the startup of several new sports programming services.

Electronic Retailing Services

     This information reflects the results of HSN, which became a consolidated subsidiary of Liberty Media Group in February 1993. HSN's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

     For the quarter and six months ended June 30, 1995, revenue for HSN decreased $27.4 million, or 10%, to $246.6 million from $274.0 million and $58.0 million, or 10.6%, to $490.3 million from $548.2 million, respectively, compared to the same periods in 1994. Net sales of HSC decreased $34.7 million or 14.1%, and $81.0 million or 16.3%, for the quarter and six months ended June 30, 1995. HSC's sales reflect decreases of 17.9% and 17.2% in the number of packages shipped while the average price per unit sold increased 6.6% and 2.3% for the quarter and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The decreases in HSC sales for the quarter and six months ended June 30, 1995, were primarily offset by sales of $5.3 million and $17.1 million, respectively, by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND"), which commenced operations during the third quarter of 1994. The remaining increases in sales are attributable to HSN's other subsidiary operations.

     Management attributes the decline in net sales for the quarter and six months ended June 30, 1995, to the initial impact of HSN's new merchandising and programming strategies. Since September 1994, HSN has appointed new senior management personnel with expertise in merchandising and has also instituted procedures intended to improve purchasing and other merchandising practices. Management's strategies include offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise.

     As of June 5, 1995, HSN operates two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, HSN relaunched the HSN network with more scheduled programs and theme related shows and the roll-out of a new look, including new sets, graphics and music. During the third quarter of 1995, HSN will relaunch the Spree! network with a casual, fun format, including new graphics, music and less scheduled programming. These changes, which are ongoing, are designed to eliminate programming redundancies and to distinguish the networks.

                         "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)   Material Changes in Results of Operations, Continued

     HSN has made significant progress in executing these strategies, which are aimed at long-term improvements in sales by attempting to attract new customers and increase the frequency of repeat purchases. However, sales and operating results through the third quarter of 1995, when compared to the prior year, are expected to continue to be negatively affected by these changes. While management believes HSN's new merchandising and programming strategies will improve results, it estimates the earliest that sales and operating results will be positively affected, when compared to the prior year, will be the fourth quarter of 1995. There can be no assurance that these changes will achieve management's intended results.

     For the quarter and six months ended June 30, 1995, cost of sales decreased $12.6 million, or 7.1%, to $166.2 million from $178.8 million and $26.3 million, or 7.4% to $328.1 million from $354.4 million, respectively, compared with the same periods in 1994. As a percentage of net sales, cost of sales increased to 67.4% from 65.3%, and 66.9% from 64.6% for the quarter and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The dollar decreases in cost of sales relate to the lower sales volumes, and the increases in cost of sales percentages compared with the second quarter and first six months of 1994 relate primarily to promotional price discounts.

     Cost of sales of HSC decreased $18.0 million and $39.8 million, respectively, for the quarter and six months ended June 30, 1995, which was somewhat offset by increases in cost of sales for HSND of $2.4 million and $7.1 million, respectively. The remaining increases in cost of sales is attributable to HSN's other subsidiary operations. As a percentage of HSC's net sales, cost of sales increased to 69.7% from 67.1% and to 69.7% from 66.4%, for the quarter and six months ended June 30, 1995, compared to the same periods in 1994.

     Operating expenses, exclusive of depreciation and amortization, increased by $0.3 million, to 34% of sales in the 1995 second quarter, compared with 30% of sales in the 1994 second quarter. Expenses increased $7.4 million to 36% of sales for the six months ended June 30, 1995, compared with 30% of sales for the same period in 1994. Most of this increase was a result of selling, marketing, engineering and programming expenses related to HSND. These costs are expected to remain at this level for the remainder of 1995. In addition, HSN incurred a $2.0 million restructuring charge associated with the anticipated consolidation of its distribution facilities.

     HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

     In August of 1995, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and other operating expenses. Although, these changes will result in future reductions to operating expenses, HSN will incur costs related to severance in the third quarter of 1995.

                             "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2) Material Changes in Results of Operations, Continued

Corporate Expenses

     Corporate expenses are not reflected in the preceding table. During the six months ended June 30, 1995, corporate expenses were $7.2 million, compared with a net reversal of $7.3 million for the corresponding period in 1994. Such amounts are primarily attributable to changes in compensation expense associated with management incentive stock appreciation rights. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. Stock options and/or stock appreciation rights granted by Liberty prior to the TCI/Liberty Combination have been assumed by TCI.

     Excluding the impact of the stock appreciation rights, corporate expenses increased by $1.0 million from the six months ended June 30, 1994 to the six months ended June 30, 1995. This increase was primarily the result of litigation settlement expense and overhead charges from TCI. Corporate expenses remained relative comparable during the three months ended June 30, 1995, as compared to the same period during 1994.

     Upon distribution of the Liberty Group Stock, certain corporate general and administrative costs will be charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilizationbased charges will be set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the six months ended June 30, 1995, Liberty Media Group was allocated $1,533,000 in corporate general and administrative costs by TCI.

     Prior to the determination by the Board to seek approval by shareholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

     Entities included in Liberty Media Group lease office space and satellite transponder facilities from TCI. Charges by TCI for such arrangements for the six months ended June 30, 1995 and 1994, aggregated $7,914,000 and $2,577,000, respectively.

                         "LIBERTY MEDIA GROUP"
          (a combination of certain assets, as defined in note 1)

(2) Material Changes in Results of Operations, Continued

     Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including
TCI) and others. Charges to TCI are based upon customary rates charged to others.

     HSN paid a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges by TCI were approximately $3,101,000 and $2,780,000 for the six months ended June 30, 1995 and 1994, respectively.
Other Income and Expense

     Dividend and interest income was $1.8 million and $3.9 million for the three month and six month periods ended June 30, 1995, respectively and $6.2 million and $12.4 million for the corresponding two periods of 1994. The decrease was primarily the result of the repayment of an HSN note receivable in August 1994.

     Liberty Media Group's share of earnings from affiliates was $3.4 million in the second quarter of 1995 compared with share of earnings from affiliates of $15.4 million in the second quarter of 1994. This decrease was partially the result of the sale of substantially all of Liberty Media Group's interest in AMC in July 1994, which investment had contributed $4.2 million of the second quarter 1994 earnings. Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC decreased from earnings of $2.1 million in the 1994 second quarter to earnings of $0.2 million in the 1995 second quarter. This was primarily the result of increased interest expense on additional debt arising from the QVC Merger. Australia, a new sports programming business, is responsible for $3.8 million of the decrease in Liberty Media Group's share of earnings. Liberty Media Group's share of earnings from affiliates was $1.5 million for the six months ended June 30, 1995 compared with share of earnings from affiliates of $22.7 million for the six months ended June 30, 1994. The sale of AMC resulted in a decrease of $8.5 million and QVC represents $6.5 million of the decrease. QVC earnings decreased for the six months due to increased interest expense as well as compensation resulting from stock option redemptions in the QVC Merger. Liberty Media Group's share of earnings decreased by $6.6 million due to share of losses in Australia.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                           Combined Balance Sheets
                                  (unaudited)


                                                                        June 30,           December 31,
                                                                          1995                1994 *
                                                                   ------------------   -----------------
Assets                                                                        amounts in millions
------
Cash                                                                    $       78                   11

Trade and other receivables, net                                               185                  206

Due from Home Shopping Network, Inc. (note 8)                                   16                   29

Prepaid expenses                                                                43                   22

Prepaid program rights                                                          21                   13

Committed film inventory                                                        32                   24

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                                                      1,751                1,019

Property and equipment, at cost:
   Land                                                                         74                   69
   Distribution systems                                                      9,065                7,705
   Support equipment and buildings                                           1,078                  935
                                                                        ----------             --------
                                                                            10,217                8,709
   Less accumulated depreciation                                             3,438                3,027
                                                                        ----------              -------
                                                                             6,779                5,682
                                                                        ----------              -------

Franchise costs                                                             13,709               11,152
   Less accumulated amortization                                             1,868                1,708
                                                                        ----------              -------
                                                                            11,841                9,444
                                                                         ---------              -------

Other assets, at cost, net of amortization                                     751                  700
                                                                       -----------             --------

                                                                          $ 21,497               17,150
                                                                       ===========             ========


* Restated - see note 8.



                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)



                       Combined Balance Sheets, continued
                                  (unaudited)


                                                                        June 30,           December 31,
                                                                          1995                1994 *
                                                                   ------------------   -----------------
Liabilities and Combined Equity                                               amounts in millions
-------------------------------
Accounts payable                                                        $     186                   90

Accrued interest                                                              194                  183

Other accrued expenses                                                        617                  615

Debt (note 5)                                                              12,385               11,068

Deferred income taxes                                                       4,385                3,377

Other liabilities (note 8)                                                    140                  142
                                                                      -----------             --------

      Total liabilities                                                    17,907               15,475
                                                                      -----------             --------

Minority interests in equity
   of consolidated subsidiaries                                               257                  314

Redeemable preferred stock (note 6)                                           307                   --

Combined equity (note 7):
   Combined equity, including preferred
      stocks                                                                4,399                2,727
   Cumulative foreign currency
      translation adjustment                                                    6                   (4)
   TCI Group unrealized holding gains (losses)
      for available-for-sale securities, net of taxes                           5                   (5)
   Liberty Media Group unrealized holding
      gains for available-for-sale securities,
      net of taxes                                                            210                  131
   Interest in Liberty Media Group                                         (1,594)              (1,488)
                                                                       ----------             --------

         Combined equity                                                    3,026                1,361
                                                                       ----------             --------

Commitments and contingencies (note 9)

                                                                         $ 21,497               17,150
                                                                       ==========             ========


* Restated - see note 8.

See accompanying notes to combined financial statements.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations
                                  (unaudited)

                                                                Three months              Six months
                                                                    ended                    ended
                                                                  June 30,                 June 30,
                                                             ------------------       ------------------
                                                              1995       1994 *        1995        1994 *
                                                              ----       ------        ----        ------
                                                                         amounts in millions,
                                                                       except per share amounts
Revenue                                                      $ 1,278         1,061         2,463        2,101

Operating costs and expenses:
   Operating                                                     370           299           731          581
   Programming charges from Liberty
      Media Group (note 8)                                        15            13            35           26
   Selling, general and administrative                           399           298           734          590
   Charges to Liberty Media Group (note 8)                        (7)           (3)          (13)          (5)
   Compensation relating to stock
      appreciation rights                                         16             1            15           --
   Adjustment to compensation relating to
      stock appreciation rights                                   --            --            --          (18)
   Depreciation                                                  223           175           418          340
   Amortization                                                   94            74           170          147
                                                           ---------    ----------    ----------    ---------
                                                               1,110           857         2,090        1,661
                                                           ---------    ----------    ----------    ---------

         Operating income                                        168           204           373          440

Other income (expense):
   Interest expense                                             (240)         (187)         (477)        (365)
   Interest and dividend income                                    9             4            14            8
   Interest income from Liberty Media
      Group (note 8)                                               1             1             1            1
   Share of losses of other affiliates,
      net (note 3)                                               (47)          (24)          (74)         (31)
   Loss on early extinguishment of debt                           --            --            --           (2)
   Minority interests in losses of
      consolidated subsidiaries, net                               4             2             9           --
   Other, net                                                    (16)            7            (9)           3
                                                           ---------    ----------    ----------    ---------
                                                                (289)         (197)         (536)        (386)
                                                           ---------    ----------    ----------    ---------

         Earnings (loss) before income taxes                    (121)            7          (163)          54




Income tax benefit (expense)                                      38           (26)           46          (56)
                                                          ----------    ----------    ----------    ---------

         Loss before earnings
            (loss) of Liberty Media Group                        (83)          (19)         (117)          (2)

Earnings (loss) of Liberty Media Group                            --            11           (11)          26
                                                          ----------    ----------    ----------    ---------

         Net earnings (loss)                                     (83)           (8)         (128)          24

Dividend requirements on
   preferred stocks                                               (9)           --           (17)          --
                                                           ---------    ----------    ----------    ---------

         Net earnings (loss) attributable to
            common shareholders                            $     (92)           (8)         (145)          24
                                                           =========       =======      ========      =======

* Restated - see note 8.

See accompanying notes to combined financial statements.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                         Six months ended June 30, 1995
                                  (unaudited)

                                                                            TCI
                                                                          Group           Liberty
                                                                         unrealized        Media
                                                                          holding          Group
                                          Combined       Cumulative        gains         unrealized       Interest
                                          equity,         foreign       (losses) for     gains for           in
                                         including        currency       available-      available-       Liberty
                                         preferred      translation       for-sale        for-sale         Media         Combined
                                           stocks        adjustment      securities     securities *      Group *         equity
                                           ------        ----------      ----------     ------------      -------         ------
                                                                         amounts in millions
Balance at January 1, 1995 *               $ 2,727              (4)           (5)            131            (1,488)          1,361
   Net loss                                   (128)             --            --              --                11            (117)
   Purchase of programming from
      Liberty Media Group                       --              --            --              --                35              35
   Cost allocations to Liberty
      Media Group                               --              --            --              --               (13)            (13)
   Interest income from Liberty
      Media Group                               --              --            --              --                (1)             (1)
   Intergroup tax allocation
      to Liberty                                --              --            --              --                17              17
   Turner Broadcasting System, Inc.
      ("TBS") stock received in
      acquisition transferred
      to Liberty Media Group                   --              --            --              --                (7)             (7)
   Net cash transfers to Liberty
      Media Group                               --              --            --              --               (57)            (57)
   Change in unrealized gains
      for available-for-sale
      securities                                --              --            10              79               (79)             10
   Foreign currency translation
      adjustment                                --              10            --              --                --              10
   Accreted dividends on TCI
      preferred stock subject to
      mandatory redemption
      requirements                              (7)             --            --              --                --              (7)
   Payment of TCI preferred stock
      dividends                                (12)             --            --              --                --             (12)
   Issuance of TCI Class A
      common stock for
      acquisitions and investments           1,376              --            --              --                --           1,376
   Issuance of TCI Class A
      common stock for acquisition
      by Liberty Media Group                    12              --            --              --               (12)             --
   Proceeds from issuances of
      TCI Class A common stock
      in public and private
      offerings                                431              --            --              --                --             431
                                           -------       ---------     ---------        --------            ------        --------

Balance at June 30, 1995                   $ 4,399               6             5             210            (1,594)          3,026
                                           =======       =========     =========        ========            ======        ========

* Restated - see note 8.

See accompanying notes to combined financial statements.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                    1995           1994
                                                                                   ------         ------
                                                                                    amounts in millions
                                                                                       (see note 3)
Cash flows from operating activities:
   Net loss before net earnings
      or loss of Liberty Media Group*                                             $    (117)           (2)
   Adjustments to reconcile net loss before
      net earnings or loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                                  588           487
         Compensation relating to stock
            appreciation rights                                                          15            --
         Adjustment to compensation relating to stock
            appreciation rights                                                          --           (18)
         Share of losses of other affiliates                                             74            31
         Deferred income tax expense (benefit)                                          (58)           27
         Minority interests in losses                                                    (9)           --
         Loss on early extinguishment of debt                                            --             2
         Noncash interest and dividend income                                            (5)           (6)
         Other noncash charges (credits)                                                  6            (2)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                     46            20
               Change in prepaids                                                       (26)          (20)
               Change in accruals and payables                                           30            62
                                                                                  ---------      --------
                 Net cash provided by operating activities                              544           581
                                                                                  ---------      --------

Cash flows from investing activities:
   Cash paid for acquisitions                                                          (205)           (6)
   Capital expended for property and equipment                                         (764)         (600)
   Proceeds from disposition of assets                                                   21            30
   Additional investments in and
      loans to affiliates and others                                                   (815)         (210)
   Changes in interest in Liberty Media Group                                           (38)           24
   Repayment of loans by affiliates and others                                           20            22
   Other investing activities                                                           (38)          (31)
                                                                                  ---------       -------
                 Net cash used in investing activities                               (1,819)         (771)
                                                                                  ---------       -------
Cash flows from financing activities:
   Borrowings of debt                                                                 4,567         1,564
   Repayments of debt                                                                (3,644)       (1,369)
   Preferred stock dividends of subsidiaries                                             --            (3)
   Preferred stock dividends                                                            (12)           --
   Issuance of common stock                                                             431            --
                                                                                  ---------      --------
                 Net cash provided by financing activities                            1,342           192
                                                                                  ---------      --------

                 Net increase in cash                                                    67             2

                    Cash at beginning of period                                          11             9
                                                                                  ---------      --------

                    Cash at end of period                                         $      78            11
                                                                                  =========      ========



* Net earnings or loss of Liberty Media Group does not provide or use funds.


See accompanying notes to combined financial statements.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                                 June 30, 1995
                                  (unaudtited)

(1)      Liberty Group Stock

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, issuance of the Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock.

         Upon the Distribution of the Liberty Group Stock, the existing TCI Class A and Class B common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TCI's International Cable and Programming unit ("TCI International") and
         (iii) TCI's Technology/Venture Capital unit. Liberty Media Group includes the businesses of Tele-Communications, Inc. and Liberty Media Corporation which distribute cable television programming services. The businesses of TCI not attributed to the Liberty Media Group is referred to as the "TCI Group".


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         On January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "TCIC") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of TCI Group reflect the combination of the historical financial information of the assets of TCI and Liberty which have not been attributed to Liberty Media Group. For periods prior to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the consolidated financial statements of TCI and subsidiaries and the separate consolidated financial statements of Liberty and subsidiaries. For periods subsequent to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the corresponding consolidated financial statements of TCI and subsidiaries.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of TCI Group common stock will be holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the TCI Group and the market price of shares of the TCI Group common stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty consolidated financial information.

         Dividends on the TCI Group common stock will be payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to the TCI Group, as defined. Determinations to pay dividends on TCI Group common stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock will, as a result of the operation of antidilution provisions, be adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Common Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution will be adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from the TCI Group to the Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         A number of wholly-owned subsidiaries which are part of the TCI Group own shares of TCI Class A common stock and TCI preferred stock ("Subsidiary Shares"). Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into TCI Class A common stock and TCI Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would be attributed to the TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock and TCI Group does not initially have any interest in the Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). The rights, privileges and preferences of the Series F Preferred Stock do not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

         Immediately prior to the record date for the Distribution, the Company caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Each share of Series F Preferred Stock is convertible into 1,000 shares of TCI Class A common stock, subject to antidilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of TCI Class A common stock issuable upon conversion in the event of any non-cash dividend or distribution of the TCI Class A common stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock giving such holder the right to receive upon conversion additional shares of TCI Class A common stock having a fair value (as determined by the Board) equal to the number of shares of Series A Liberty Group Stock which it would have received had such shares of Series F Preferred Stock been converted immediately prior to the record date for the Distribution rather than such number of shares of Liberty Group Stock.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the Series A TCI Group common stock, with respect to any cash dividends or distribution declared and paid on the Series TCI Group common stock. Dividends or distribution on the Series A TCI Group common stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

         Upon the dissolution, liquidation or winding up of TCI, holders of the Series F Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of TCI Class A common stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group common stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the TCI Class A common stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Prior to the Distribution of Liberty Group Stock, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution of Liberty Group Stock, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from the TCI Group to the Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to the TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with the TCI Group. If Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations and consolidated cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

         During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; TCI International; and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to TCI International.

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of TCI Group for the year ended December 31, 1994.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(2)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $471 million and $352 million for the six months ended June 30, 1995 and 1994, respectively. Also, during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                         Six months ended
                                                                             June 30,
                                                                        ------------------
                                                                         1995           1994
                                                                        ------         ------
                                                                         amounts in millions
         Cash paid in acquisitions:
            Fair value of assets acquired                               $  3,062        48
            Liabilities assumed                                             (221)       (7)
            Deferred tax liability recorded
               in acquisitions                                            (1,067)       --
            Minority interests in equity of
               acquired entities                                              46       (35)
            Common stock issued in acquisitions                           (1,315)       --
            Redeemable preferred stock issued
               in acquisition                                               (300)       --
                                                                        ---------      ---

               Cash paid in acquisitions                                $     205        6
                                                                        =========      ===
         TBS stock received in
            acquisition transferred to
            Liberty Media Group                                         $       7       --
                                                                        =========      ===

         Common stock issued to subsidiaries in
            Reorganization reflected as
            treasury stock                                              $       1       --
                                                                        =========      ===

         Retirement of Class A common stock
            previously held by subsidiary                               $      10       --
                                                                        =========      ===

         Common stock issued in exchange for
            cost investment                                             $      73       --
                                                                        =========      ===

         Effect of foreign currency translation
            adjustment on book value of foreign
            equity investments                                          $      10       15
                                                                        =========      ===

         Unrealized gains, net of deferred income
            taxes, on available-for-sale securities
            as of January 1, 1994                                       $      --      356
                                                                        =========      ===

         Change in unrealized gains, net of deferred
            income taxes, on available-for-sale
            securities                                                  $      89       13
                                                                        =========      ===

         Accrued preferred stock dividends                              $       7       --
                                                                        =========      ===

                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                                                                         Six months ended
                                                                             June 30,
                                                                        --------------------
                                                                         1995           1994
                                                                        ------         ------
                                                                         amounts in millions

         Noncash exchange of equity investments
            and consolidated subsidiaries for
            consolidated subsidiary                                     $      --       38
                                                                        =========     ====



         Common stock issued upon conversion of
            redeemable preferred stock                                  $      --       18
                                                                        =========     ====

(3)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:


                                                                                    Six months
                                                                                       ended
                    Combined Operations                                               June 30,
                    -------------------                                          ---------------------
                                                                                  1995           1994
                                                                                 ------         ------
                                                                                 amounts in millions

                       Revenue                                                   $  917          605
                       Operating expenses                                          (782)        (419)
                       Depreciation and amortization                               (193)         (86)
                                                                                 ------         ----

                          Operating income (loss)                                   (58)         100

                       Interest expense                                            (109)         (62)
                       Other, net                                                   (21)          (5)
                                                                                 ------         ----

                          Net earnings (loss)                                    $ (188)          33
                                                                                 ======         ====

         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at June 30, 1995 were MajorCo, L.P. ("MajorCo")., a partnership formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $666 million) (see note 9), TeleWest Communications plc (carrying value of $444 million) and Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $143 million).

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Acquisitions

         As of January 26, 1995, TCI Group and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCI Group. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D (the "Series D Preferred") with an aggregate initial liquidation value of $300 million (see note 6).

         On April 25, 1995, TCI International acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $286 million, before liabilities assumed and subject to adjustment as further described below. The purchase price was paid with cash consideration of $199 million (including a previously paid $20 million deposit) and TCI International's issuance of $87 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. The purchase price is subject to adjustment upon final determination of the actual number of Cablevision's equivalent basic subscribers and liabilities at April 25, 1995. TCI International has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         The acquisitions of TeleCable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of TCI Group since their respective dates of acquisition. On a pro forma basis, TCI Group's revenue would have been increased by $93 million, net loss would have been increased by $6 million and loss attributable to common shareholders would have been increased by $7 million for the six months ended June 30, 1995 had such acquired entities been consolidated with TCI Group on January 1, 1994. On a pro forma basis, revenue would have increased by $208 million, net earnings would have been reduced by $3 million and earnings attributable to common shareholders would have been reduced by $11 million for the six months ended June 30, 1994 had such acquired entities been combined with TCI Group on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCI Group operated the acquired entities since January 1, 1994.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Comcast had the right, through December 31, 1994, to require TCI Group to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI Group's election shares of TCI common stock. On October 24, 1994, TCI Group and Comcast entered into a purchase agreement whereby TCI Group would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which is payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

(5)      Debt

         Debt is summarized as follows:

                                                                   June 30,              December 31,
                                                                     1995                 1994
                                                              ------------------    -----------------
                                                                     amounts in millions

         Senior notes                                             $   5,337              5,387
         Bank credit facilities                                       4,516              4,011
         Commercial paper                                             1,242                445
         Notes payable                                                  986              1,024
         Convertible notes (a)                                           45                 45
         Cablevision Notes (b)                                           87                 --
         Other debt                                                     172                156
                                                                  ---------             ------

                                                                  $  12,385             11,068
                                                                  =========             ======



         (a) These convertible notes, which are stated net of unamortized discount of $186 million at June 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of TCI Class A common stock. See note 1.

         (b) The Cablevision Notes are secured by TCI International's pledge of stock representing its 51% interest in Cablevision.

         The bank credit facilities and various other debt instruments attributable to the TCI Group generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         In order to achieve the desired balance between variable and fixed rate indebtedness, the TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $612 million at June 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,530 million at June 30, 1995. During the six months ended June 30, 1995 and 1994, the TCI Group's net payments pursuant to the Fixed Rate Agreements were $6.3 million and $13.2 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $2.0 million and $26.6 million, respectively.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                  Fixed Rate Agreements                             Variable Rate Agreements
                  ---------------------                             ------------------------
           Expiration            Interest Rate   Notional    Expiration          Interest Rate      Notional
                Date              To Be Paid     Amount           Date           To Be Received     Amount
           --------------        -------------   --------    --------------      --------------     --------

           August 1995           7.7%            $   10          August 1995           7.7%         $    10
           April 1996            9.9%                30          April 1996            6.8%              50
           May 1996              8.3%                50          July 1996             8.2%              10
           June 1996             6.1%                42          August 1996           8.2%              10
           July 1996             8.2%                10          September 1996        4.6%             150
           August 1996           8.2%                10          April 1997            7.0%             200
           November 1996         8.9%               150          September 1998      4.8%-5.2%          300
           October 1997       7.2%-9.3%              80          April 1999            7.4%             100
           December 1997         8.7%               230          September 1999      7.2%-7.4%          300
                                                   ----          February 2000       5.8%-6.6%          650
                                                   $612          March 2000          5.8%-6.0%          675
                                                   ====          September 2000        5.1%              75
                                                                                                    -------
                                                                                                    $ 2,530
                                                                                                    =======


         TCI Group is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         In order to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate hedge agreements on notional amounts of $325 million which fix the maximum variable interest rates at 11%. Such agreements expire during the third and fourth quarters of 1995.

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at June 30, 1995, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCI Group would be required to pay $29 million at June 30, 1995 to terminate the agreements.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The fair value of the debt attributable to the TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,385 million, was $12,527 million at June 30, 1995.

         Certain subsidiaries attributed to the TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

(6)      Redeemable Preferred Stock

         Convertible Preferred Stock, Series D. TCI issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 4).

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

         Each share of Series D Preferred Stock is convertible into 10 shares of TCI Class A common stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI Class A common stock at a conversion rate equal to 95% of the then current market price of TCI Class A common stock, and upon issuance of TCI Class A common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 1.

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


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



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

(7)      Stockholders' Equity

         Common Stock

         The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. See note 1.

         Subsequent to the distribution of the Liberty Group Stock, the rights of holders of the TCI Group common stock upon liquidation of TCI will be based on the ratio of the aggregate market capitalization, as defined, of the TCI Group common stock to the aggregate market capitalization, as defined, of the TCI Group common stock and the Liberty Group Stock.

         Stock Options

         TCI has adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. The following descriptions represent the terms of certain awards under the Plan (see note 1).

         Stock options to acquire 152,514 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share were outstanding at June 30, 1995. During the six months ended June 30, 1995, 9,714 options were exercised and no options were canceled. Options to acquire 9,714 shares of TCI Class A common stock expire August 14, 1995. Options to acquire 142,800 shares of TCI Class A common stock expire December 15, 1998.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Stock options in tandem with stock appreciation rights to purchase 3,880,750 shares of Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the six months ended June 30, 1995, stock appreciation rights covering 82,250 shares of Class A common stock were exercised and the tandem stock options were canceled.

         Stock options in tandem with stock appreciation rights to purchase 1,940,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003.

         Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share were outstanding at June 30, 1995. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

         On November 17, 1994, stock options in tandem with stock appreciation rights to purchase 2,885,000 shares of TCI Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $22.00 per share. Such options become exercisable and vest evenly over five years, first become exercisable beginning November 17, 1995 and expire on November 17, 2004.

         On August 3, 1995, shareholders of TCI approved the Director Stock Option Plan including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board of Directors and was not an employee of TCI or any of its subsidiaries, of options to purchase 50,000 shares of Class A common stock.
         Pursuant to the Director Stock Option Plan, options to purchase 300,000 shares were grated at an exercise price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995 and will expire on November 16, 2004. See note 1.

         Estimated compensation relating to stock appreciation rights has been recorded through June 30, 1995, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

         Other

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         At June 30, 1995, there were 68,428,838 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities. In addition, one share of Class A common stock is reserved for each share of Class B common stock. See note 1 for the effect of the Distribution on the conversion rights of holders of convertible securities.

(8)      Transactions with Liberty Media Group and Other Related Parties

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During the six months ended June 30, 1995, Liberty Media was allocated $1,533,000 in corporate general and administrative costs by TCI Group.

         Prior to the determination by the Board to seek approval of shareholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         Liberty Media Group has a 49.9% partnership interest in QE+Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to the TCI Group hold the remaining 50.1% partnership interest.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The QE+ limited partnership agreement provides that the TCI Group will be required to make special capital contributions to QE+ through 2005, up to a maximum amount of $350 million, $90 million of which is required in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on its special capital contributions of up to $200 million beginning five years from the date of the contribution or January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, the TCI Group and the Liberty Media Group will each be obligated to fund such cash requirements in proportion to their respective ownership percentages.

         The TCI Group has also entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 are anticipated to aggregate approximately $30 million to $40 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to the TCI Group. The affiliation agreement also requires the TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

         In connection with the launch of the STARZ! service, the TCI Group became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of June 30, 1995, the maximum amount of such obligations or guarantees was approximately $152 million. The future obligations of the TCI Group with respect to these agreements is not currently determinable because such amount is dependent on the number of qualifying films produced by the motion pictures studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors.

         Liberty Media Group also has the right to acquire an additional 10.1% general partnership interest in QE+ based on a formula designed to approximate the fair value of the interest. Such right is exercisable for a period of ten years beginning January 1, 1999 after QE+ has had positive cash flow for two consecutive calendar quarters. The right is exercisable only after all special capital contributions from the TCI Group have been repaid, including the preferred return thereon.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. Payment of such fees is subordinated to the repayment of the TCI Group special capital contributions and the preferred return thereon. In addition, effective July 1, 1995, Liberty Media Group will earn a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+, estimated to be approximately $1.2 million for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by the TCI Group and the preferred return thereon.

         Subsidiaries of Liberty Media Group lease office space and satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for the six months ended June 30, 1995 and 1994, aggregated $8 million, and $3 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN paid a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were approximately $3 million for each of the six month periods ended June 30, 1995 and 1994.

         During the first quarter of 1995, the Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, the Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. As a result, TCI Group restated its Interest in the Liberty Media Group, its unrealized gain on available-for-sale securities and accumulated deficit by $122 million, $127 million and $5 million, respectively, at December 31, 1994. The effect of the restatement was less than $1 million to the earnings from Liberty Media Group for the six months ended June 30, 1994.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Subsequent to the TCI/Liberty Combination, TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty Media Corporation separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities will be included in borrowings from and loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to the Liberty Media Group.

         The Board could determine from time to time that debt of TCI Group not incurred by entities attributed to the Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to the Liberty Media Group will be reflected entirely in the combined financial statements of the Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to the Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to the Liberty Group will be reflected entirely in the combined financial statements of the Liberty Media Group, the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

         Subsequent to the Distribution of the Liberty Group Stock, borrowings from or loans to TCI Group will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(9)      Commitments and Contingencies

         During 1994, the TCI Group, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale.
         The aggregate license cost for these licenses is approximately $2.1 billion.

         WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. TCI Group owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and TCI Group also formed a separate partnership ("PhillieCo"), in which TCI Group owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         At the end of the first quarter of 1995, TCI Group, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCI Group has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCI Group's cable facilities for the provision of telephony services is expected to be substantial.

         TCI Group, Cox and Comcast, together with Continental Cablevision, Inc. ("Continental"), own TCG, which is one of the largest competitive access providers in the United States in terms of route miles. TCI Group, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. TCI Group currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, TCI Group, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

         Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three-to five-year period. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.

         At June 30, 1995, TCI Group was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. TCI Group pledged 76,295,092 shares of TCI Class A common stock held by subsidiaries of TCI as collateral for the letter of credit. During 1995, borrowings aggregating $602 million were made pursuant to the letter of credit.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCI Group's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         TCI Group believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCI Group's rates for regulated services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993 or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by TCI Group in the event that systems' rates are successfully challenged by franchising authorities is not considered to be material.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $230 million at June 30, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through December 31, 2002 (the "Film License Obligations"). As of June 30, 1995, these agreements require minimum payments aggregating approximately $289 million. The aggregate amount of the Film License Obligations is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, TCI Group's required aggregate payments under the Film License Obligations could prove to be significant.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         TCI Group has also committed to provide additional debt or equity funding to certain of its affiliates. At June 30, 1995, such commitments aggregated $162 million.

         TCI Group has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

(10)     Subsequent Event

         On July 18, 1995, TCI International completed an initial public offering (the "IPO")in which it sold 20 million shares of TCI International Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (currently estimated to be approximately $18 million). The shares sold to the public represent 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. TCI continues to own 83% of the issued and outstanding stock of TCI International.

         TCI Group has entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCI Group and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.25 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.


                                                                     (continued)

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Immediately following the completion of the Exchange Offer, TCI Group will acquire from Cable Sub shares of Cable Sub Class B Common Stock in exchange for a capital contribution of $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such contribution, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable
         Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group common stock ("Parent Common
         Stock"). The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Parent Common Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI Group and Viacom are to negotiate in good faith to determine mutually acceptable terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI Group and Viacom will each have the right to terminate the transaction.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. Accordingly, no assurance can be given that the transaction will be consummated.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)      Material changes in financial condition:

         On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group to its security holders of record on August 4, 1995. Additionally, shareholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A TCI Group and Series B TCI Group common stock.

         Upon the Distribution of the Liberty Group Stock, the existing TCI Class A and Class B common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TCI International and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to the Liberty Media Group are referred to as the "TCI Group".

         On January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "TCIC") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of TCI Group reflect the combination of the historical financial information of the assets of TCI and Liberty which have not been attributed to Liberty Media Group. For periods prior to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the corresponding consolidated financial statements of TCI and subsidiaries and Liberty and subsidiaries. For periods subsequent to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the corresponding consolidated financial statements of TCI and subsidiaries.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)





(1)      Material changes in financial condition (continued):

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of TCI Group common stock will be holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition and TCI could affect the combined results of operations or financial condition of the TCI Group and the market price of shares of the TCI Group common stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty consolidated financial information.

         Dividends on the TCI Group common stock will be payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to the TCI Group, as defined. Determinations to pay dividends on TCI Group common stock would be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

         After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock will, as a result of the operation of antidilution provisions, be adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Common Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution will be adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from the TCI Group to the Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.

         A number of wholly-owned subsidiaries which are part of the TCI Group own shares of Class A common stock and preferred stock of TCI ("Subsidiary Shares"). Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would be attributed to the TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock and TCI Group does not initially have any interest in the Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI has determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). The rights, privileges and preferences of the Series F Preferred Stock do not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         Immediately prior to the record date for the Distribution, TCI Group caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Each share of Series F Preferred Stock is convertible into 1,000 shares of TCI Class A common stock, subject to antidilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of TCI Class A common stock issuable upon conversion in the event of any non-cash dividend or distribution of the TCI Class A common stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock giving such holder the right to receive upon conversion additional shares of TCI Class A common stock having a fair value (as determined by the Board) equal to the number of shares of Series A Liberty Group Stock which it would have received had such shares of Series F Preferred Stock been converted immediately prior to the record date for the Distribution rather than such number of shares of Liberty Group Stock.

         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the Series A TCI Group common stock, with respect to any cash dividends or distribution declared and paid on the Series TCI Group common stock. Dividends or distribution on the Series A TCI Group common stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

         Upon the dissolution, liquidation or winding up of TCI, holders of the Series F Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of
(x) $.01 and (y) the amount to be distributed per share of TCI Class A common stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group common stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the TCI Class A common stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

         Prior to the Distribution of Liberty Group Stock, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution of Liberty Group Stock, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from the TCI Group to the Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to the TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with the TCI Group. If Liberty Media Group were consolidated with TCI Group, the financial position, results of operations, and cash flows of TCI Group would equal the financial position, results of operations and cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

         Subsequent to the TCI/Liberty Combination, TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty Media Corporation separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities will be included in borrowings from and loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to the Liberty Media Group.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

        The Board could determine from time to time that debt of TCI Group not incurred by entities attributed to the Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to the Liberty Media Group will be reflected entirely in the combined financial statements of the Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Class A common stock and TCI Class B common stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to the Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to the Liberty Group will be reflected entirely in the combined financial statements of the Liberty Media Group, the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

         Subsequent to the Distribution of the Liberty Group Stock, borrowings from or loans to TCI Group will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         On July 18, 1995, TCI International completed the IPO in which it sold 20 million shares of TCI International Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (currently estimated to be approximately $18 million). The shares sold to the public represent 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. TCI continues to own 83% of the issued and outstanding stock of TCI International.

         During 1994, the TCI Group, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, the partners have been participating in PCS Auctions of broadband PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         WirelessCo has also invested in APC, which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 60% interest) and WirelessCo (with a 40% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The TCI Group owns a 30% interest in WirelessCo.

         During 1994, subsidiaries of Cox, Sprint and the TCI Group also formed PhillieCo, in which the TCI Group owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. The TCI Group anticipates funding its portion of WirelessCo's capital requirements through borrowings under a new credit facility.

         At the end of the first quarter of 1995, TCI Group, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed NewTelco to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the TCI Group has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCI Group's cable facilities for the provision of telephony services is expected to be substantial.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         TCI Group, Cox and Comcast, together with Continental, own TCG, which is one of the largest competitive access providers in the United States in terms of route miles. TCI Group, Cox and Comcast have entered into an agreement with MajorCo and NewTelco to contribute their interests in TCG and its affiliated entities to NewTelco. TCI Group currently owns an approximate 29.9% interest in TCG. The closing of this contribution is subject to the satisfaction of certain conditions, including the receipt of necessary regulatory and other consents and approvals. In addition, TCI Group, Comcast and Cox intend to negotiate with Continental, which owns a 20% interest in TCG, regarding their acquisition of Continental's TCG interest. If such agreement cannot be reached, they will need to obtain Continental's consent to certain aspects of their agreement with Sprint.

         Subject to agreement upon an initial business plan, the MajorCo partners have committed to make cash capital contributions to MajorCo of $4.0 to $4.4 billion in the aggregate over a three-to five-year period. The partners intend for MajorCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless and wireline telephony service businesses, subject to certain exceptions.

         At June 30, 1995, the TCI Group was liable for a $720 million letter of credit which guarantees contributions to WirelessCo. TCI Group pledged 76,295,092 shares of TCI Class A common stock held by subsidiaries of TCI as collateral for the letter of credit. During 1995, borrowings aggregating $602 million were made pursuant to the letter of credit.

         During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; TCI International; and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to TCI International.

         As of January 26, 1995, the TCI Group and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCI Group's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of TCI Class A common stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years. The amount of net liabilities assumed by TCI Group and the number of shares of TCI Class A common stock issued to TeleCable's shareholders are subject to post-closing adjustments.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         During the first quarter of 1995, the Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, the Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. As a result, TCI Group restated its Inter-Group Interest in the Liberty Media Group, its unrealized gain on available-for-sale securities and accumulated deficit by $122 million, $127 million and $5 million, respectively, at December 31, 1994. The effect of the restatement was less than $1 million to the earnings from the Liberty Media Group for the six months ended June 30, 1994.

         TCI Group has entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of Cable Sub which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub will also transfer to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility to be arranged by TCI Group and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.25 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

         Viacom will offer to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares Cable Sub Class A Stock. The Exchange Offer will be subject to a number of conditions, including a condition that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable
Sub Class A Stock issuable in the Exchange Offer.

         Immediately following the completion of the Exchange Offer, TCI Group will acquire from Cable Sub shares of Cable Sub Class B Common Stock in exchange for a capital contribution of $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such contribution, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into the Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Parent Common Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Parent Common Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI Group and Viacom are to negotiate in good faith to determine mutually acceptable terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. Accordingly, no assurance can be given that the transaction will be consummated.

         Pursuant to an underwritten public offering, TCI sold 19,550,000 shares of TCI Class A common stock in February of 1995. TCI Group received net proceeds of approximately $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.

         TCI's ability to pay dividends on any classes or series of preferred stock attributable to the TCI Group is dependent upon the ability of subsidiaries attributable to the TCI Group to distribute amounts to TCI in the form of dividends, loans or advances or in the form of repayment of loans and advances from TCI. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock of TCI or to make any funds available therefore, whether by dividends, loans or their payments. The payment of dividends, loans or advances to TCI by its subsidiaries may be subject to statutory or regulatory restrictions, is contingent upon the cash flows generated by those subsidiaries and is subject to various business considerations. Further, certain of TCI Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to TCI in the form of dividends, loans, or advances and require that such subsidiaries' indebtedness to TCI be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds TCI's consolidated net assets. TCI Group's subsidiaries currently have the ability to transfer funds to TCI in amounts exceeding TCI's dividend requirement on any class or series of preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         The TCI Group had approximately $1.7 billion in unused lines of credit at June 30, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the TCI Group was in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 5 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

        Subsequent to June 30, 1995, TCI Group sold $350 million principal amount of its 8% Senior Notes due August 1, 2005 and $750 million principal amount of its 8-3/4% Senior Debentures due August 1, 2015 in an underwritten public offering. The net proceeds of approximately $1,085 million were utilized to repay variable rate indebtedness.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($976 million and $909 million for the six months ended June 30, 1995 and 1994, respectively) to interest expense ($477 million and $365 million for the six months ended June 30, 1995 and 1994, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 205% and 249% for the six months ended June 30, 1995 and 1994, respectively. Management of the TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($544 million and $581 million for the six months ended June 30, 1995 and 1994, respectively) reflects net cash from the operations of the TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the TCI Group has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the TCI Group pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $612 million at June 30, 1995 and (ii) variable interest rates on notional amounts of $2,530 million at June 30, 1995. During the six months ended June 30, 1995 and 1994, TCI Group's net payments pursuant to the Fixed Rate Agreements were $6.3 million and $13.2 million, respectively. During the six months ended June 30, 1995 and 1994, TCI Group's net receipts pursuant to the Variable Rate Agreements were $2.0 million and $26.6 million, respectively. TCI Group's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $325 million at 11%. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         Approximately thirty-five percent of the franchises held by TCI Group, involving approximately 3.8 million basic subscribers, expire within five years. There can be no assurance that the franchises for TCI Group's systems will be renewed as they expire although TCI Group believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, TCI Group cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

         The TCI Group competes with operators who provide, via alternative methods of distribution, the same or similar video programming as that offered by TCI Group's cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC. One such technology is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite dish; two DBS operators offer nationwide video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on TCI Group's cable systems. As the cost of equipment needed to receive these transmissions declines, TCI Group expects that it will experience increased and substantial competition from DBS operators.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         The 1984 Cable Act and FCC rules prohibit telephone companies from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). However, a number of Federal Court decisions have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone company's First Amendment right to free expression. In addition, certain proposals are also pending before the FCC and Congress which would eliminate or relax these restrictions on telephone companies. As the current cross-entry restrictions are removed or relaxed, TCI Group will face increased competition from telephone companies which, in most cases, have greater financial resources than TCI Group. All major telephone companies have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         TCI Group is upgrading and installing optical fiber in its cable systems at a rate such that in two years TCI Group anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. TCI Group made capital expenditures of $1,249 million in 1994 and TCI Group expects to expend similar amounts in 1995, among other things, to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in TCI Group's liquidity, including those resulting from rate regulation.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $230 million at June 30, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through December 31, 2002. As of December 31, 1994, these agreements require minimum payments aggregating approximately $207 million. The aggregate amount of the Film License Obligations is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, TCI Group's required aggregate payments under the Film License Obligations could prove to be significant.

         TCI Group has guaranteed the obligation of an Australian affiliate to pay fees for the license to exhibit certain films through the year 2000. If TCI Group failed to fulfill its obligation under this guarantee, the beneficiaries have the right to demand an aggregate payment from TCI Group of $67 million. Although the aggregate amount of the Australian affiliate's film license fee obligations is not currently estimable, TCI Group believes that the aggregate payments pursuant to such affiliate's obligation could be significant.

         TCI Group has committed to provide additional debt or equity funding to certain of its affiliates. At June 30, 1995, such commitments aggregated $162 million.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(1)      Material changes in financial condition (continued):

         On September 23, 1993, the FCC also adopted regulations establishing a 30% limit on the number of homes passed nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. Under the FCC regulations, if the ownership limits are determined to be constitutional, they may limit TCI Group's future ability to acquire interests in additional cable systems.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




         The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. For example, Congress presently is considering telecommunications legislation which, if enacted into law, would substantially change existing law, including among other things, the rate regulation of cable television systems and the restrictions on telephone companies in the provision of cable television service. The Senate approved the Telecommunications Competition and Deregulation Act of 1995 on June 15, 1995. The House approved the Communications Act of 1995 on August 4, 1995. The differences between the two bills must be reconciled in Conference Committee, and the resulting compromise must be voted on by the House and Senate and signed by the President. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that TCI Group's business will not be affected adversely by future legislation, new regulation or deregulation.

         A number of petitions for reconsideration of various aspects of the regulations implementing the 1992 Cable Act remain pending before the FCC. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. TCI Group is uncertain how the courts and/or the FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements.

         TCI Group's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCI Group) and through net cash provided by their own operating activities.

(2)      Material changes in results of operations:

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCI Group's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC.

         TCI Group estimates that the FCC's 1993 and 1994 rate regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million based upon rates charged prior to implementation of such rate regulations. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

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

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)





(2)      Material changes in results of operations (continued):

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

         TCI Group believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCI Group's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions. The amount of refunds, if any, which could be payable by TCI Group in the event that any system's rates were to be successfully challenged, is not considered to be material.

         Based on the foregoing, TCI Group believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased 20% and 17% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The three month increase is the result of growth in subscriber levels within TCI Group's cable television system (7%), and the effect of certain acquisitions, including TeleCable and Cablevision (12%), and various other individually insignificant increases (8%) net of a decrease in revenue due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act (4%) and a decrease due to the transfer of Netlink USA to the Programming unit in the Reorganization (3%). The six month increase is the result of growth in subscriber levels (7%), the effect of certain acquisitions,including TeleCable and Cablevision (9%), and various other individually insignificant increases (8%), net of a decrease due to rate regulation (4%) and a decrease due to the transfer of Netlink USA (3%).
Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $18 million and $37 million for the three months and six months ended June 30, 1995, respectively, and $13 million and $26 million for the three months and six months ended June 30, 1994, respectively.

         Operating costs and expenses increased 30% and 26% for the three months and six months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. Due to the aforementioned program to upgrade and install optical fiber in its cable systems, TCI Group's capital expenditures and depreciation expense have increased. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(2)      Material changes in results of operations (continued):

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During the six months ended June 30, 1995, Liberty Media was allocated $1,533,000 in corporate general and administrative costs by TCI Group.

         Prior to the determination of the Board to seek approval of shareholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         TCI Group has an ownership interest of approximately 38% in TeleWest Communications plc ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at June 30, 1995 of $444 million and comprised $26 million of TCI Group's share of its affiliates' losses during the six months ended June 30, 1995. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $175 million at June 30, 1995 and accounted for $19 million of TCI Group's share of its affiliates' losses in 1995.

                                  "TCI Group"
            (a combination of certain assets, as defined in note 1)




(2)      Material changes in results of operations (continued):

         TeleWest Communications, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. At December 31, 1994, TeleWest Communications had completed approximately 37% of its network construction and, it is expected that TeleWest Communications' network construction will be substantially complete within the next five years. Although there is no assurance, TCI Group believes (i) that the continued expansion of TeleWest Communications' networks ultimately will provide TeleWest Communications with a revenue base that will exceed its expenses, (ii) that TeleWest Communications' present and future sources of liquidity (including the L401.3 million ($630 million using the November 23, 1994 exchange rate) of net proceeds from TeleWest Communications' November 23, 1994 initial public offering and certain bank credit facilities) will be sufficient to meet TeleWest Communications' liquidity requirements.
TCI Group has no present intention to make significant loans to or investments in TeleWest Communications.

         In connection with its investments in the above-described foreign entities, TCI Group is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L"), the Japanese yen ("Y"), and various other foreign currencies that are the functional currencies of TCI Group's foreign subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of International will cause TCI Group to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. TCI Group is also exposed to foreign currency risk to the extent that TCI Group or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because TCI Group generally views its foreign operating subsidiaries and affiliates as long-term investments, TCI Group generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, TCI Group historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although TCI Group monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TCI Group believes that it is not possible or practical to completely eliminate TCI Group's exposure to unfavorable fluctuations in foreign currency exchange rates.

         TCI Group's net loss (before the net loss of Liberty Media Group and preferred stock dividends) of $83 million and $117 million for the three months and six months ended June 30, 1995, respectively, represented increases of $64 million and $115 million as compared to TCI Group's net loss (before net earnings of Liberty Media Group) of $19 million and $2 million for the corresponding periods of 1994. Such decrease is principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, an increase in interest expense due to an increase in interest rates, net of the increase in operating income from the acquisition of TeleCable.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1995 to which TCI or TCIC or any of their consolidated subsidiaries is a party or of which any of their property is the subject, except as follows:

                 Leo Wagner v. United Cable Television of Baltimore Limited Partnership. This matter was filed in the United States District Court of Maryland on February 8, 1994. The plaintiff alleged that he was the victim of reverse discrimination and sought unspecified back pay and lost wages, $250,000 in compensatory damages and $10,000,000 in punitive damages. The matter was settled in June of 1995 for a nominal amount. This represents the final resolution of this matter, and, accordingly, this case will not be reported in future filings.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 (27.1)   Tele-Communications, Inc. Financial Data Schedule

                 (27.2)   TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1995:

                           Date of                Item
                           Report               Reported      Financial Statements Filed
                           -------              --------      --------------------------
                   Tele-Communications, Inc.:
                   --------------------------

                   April 6, 1995                 Item 5       None.
                                                   and
                                                 Item 7

                   April 20, 1995,               Item 5       Cablevision (A  Combination of  Certain  Cable
                     as amended on                 and        Television   Assets   of   Cablevision   S.A.,
                     June 13, 1995               Item 7       Televisora Belgrano S.A.,  Construed S.A.  and
                                                              Univent's S.A., as defined):
                                                                 Year ended December 31, 1994
                                                                    and 1993.

                   May 4, 1995,                  Item 2       None.
                     as amended on                 and
                     June 13, 1995               Item 7

                   TCI Communications, Inc.:
                   -------------------------

                   April 6, 1995                 Item 5       None.
                                                   and
                                                 Item 7

                   April 20, 1995,               Item 5       Cablevision (A  Combination of  Certain  Cable
                     as amended on                 and        Television   Assets   of   Cablevision   S.A.,
                     June 13, 1995               Item 7       Televisora Belgrano S.A.,  Construed S.A.  and
                                                              Univent's S.A., as defined):
                                                                 Year ended December 31, 1994
                                                                    and 1993.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TELE-COMMUNICATIONS, INC.




Date:     August 11, 1995                     By:    /s/ John C. Malone
                                                    --------------------------------------------
                                                          John C. Malone
                                                            President, and Chief
                                                              Executive Officer




Date:     August 11, 1995                     By:    /s/ Donne F. Fisher
                                                    ---------------------------------------------
                                                          Donne F. Fisher
                                                            Executive Vice President
                                                               (Principal Financial and
                                                               Accounting Officer)




                                                    TCI COMMUNICATIONS, INC.





Date:     August 11, 1995                     By:    /s/ Brendan R. Clouston
                                                    ------------------------------------------
                                                          Brendan R. Clouston
                                                            President, and Chief
                                                              Executive Officer



Date:     August 11, 1995                     By:    /s/ Gary K. Bracken
                                                    --------------------------------------------
                                                          Gary K. Bracken, Controller
                                                            and Senior Vice President
                                                           (Principal Financial Officer
                                                             and Chief Accounting
                                                             Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


         (27.1)     Tele-Communications, Inc. Financial Data Schedule

         (27.2)     TCI Communications, Inc. Financial Data Schedule