Form 10-Q
period 1995-09-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1995-11-14
CIK 925692, 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from      to
                                                             -----   -----

Commission File Numbers 0-20421 and 0-5550


                           TELE-COMMUNICATIONS, INC.
                                      and
                           TCI COMMUNICATIONS, INC.
           ----------------------------------------------------------
           (Exact name of Registrants as specified in their charters)


           State of Delaware                    84-1260157 and 84-0588868
      ----------------------------          ----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification Nos.)
       incorporation or organization)


           5619 DTC Parkway
           Englewood, Colorado                             80111
      ---------------------------------------        -------------------
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

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury) as of November 1, 1995, was:

Tele-Communications, Inc. Series A TCI Group common stock - 571,576,645 shares, Tele-Communications, Inc. Series B TCI Group common stock - 84,801,554 shares,
    Tele-Communications, Inc. Series A Liberty Media Group common stock -
                           142,892,796 shares, and
    Tele-Communications, Inc. Series B Liberty Media Group common stock -
                              21,200,336 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




                          Consolidated Balance Sheets
                                  (unaudited)


                                                  September 30, December 31,
                                                      1995         1994 *
                                                  ------------ ------------
Assets                                               amounts in millions
------
Cash                                               $      142          74

Trade and other receivables, net                          310         301

Inventories, net                                          141         121

Prepaid expenses                                           63          36

Prepaid program rights                                     56          24

Committed film inventory                                   97          58

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                 2,076       1,285

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 6)                                     1,000         660

Property and equipment, at cost:
   Land                                                    94          91
   Distribution systems                                 9,393       7,705
   Support equipment and buildings                      1,300       1,085
   Computer and broadcast equipment                        62          61
                                                   ----------  ----------
                                                       10,849       8,942
   Less accumulated depreciation                        3,696       3,066
                                                   ----------  ----------
                                                        7,153       5,876
                                                   ----------  ----------

Franchise costs                                        13,735      11,152
   Less accumulated amortization                        1,957       1,708
                                                   ----------  ----------
                                                       11,778       9,444
                                                   ----------  ----------

Other assets, at cost, net of amortization              1,785       1,438
                                                   ----------  ----------

                                                   $   24,601      19,317
                                                   ==========  ==========


* Restated - see note 5.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                              September 30,         December 31,
                                                                                  1995                 1994 *
                                                                             ---------------       ---------------
Liabilities and Stockholders' Equity                                                 amounts in millions
------------------------------------
Accounts payable                                                              $      307                   201
Accrued interest                                                                     170                   183
Accrued programming expense                                                          304                   248
Other accrued expenses                                                               513                   561
Debt (note 8)                                                                     12,660                11,162
Deferred income taxes                                                              4,636                 3,524
Other liabilities                                                                    184                   160
                                                                              ----------               -------
      Total liabilities                                                           18,774                16,039
                                                                              ----------               -------
Minority interests in equity
   of consolidated subsidiaries                                                      684                   429
Redeemable preferred stock (note 9)                                                  474                   168
Stockholders' equity (notes 2 and 10):
   Series Preferred Stock, $.01 par value                                             --                    --
   Class B 6% Cumulative Redeemable
      Exchangeable Junior Preferred Stock,
      $.01 par value                                                                  --                    --
   Tele-Communications, Inc. Series A TCI Group
      common stock, $1 par value
      Authorized 1,100,000,000 shares;
      issued 672,101,009 shares in 1995                                              672                    --
   Tele-Communications, Inc. Series B TCI Group
      common stock, $1 par value
      Authorized 150,000,000 shares;
      issued 84,801,554 shares in 1995                                                85                    --
   Tele-Communications, Inc. Series A Liberty
      Media Group common stock,
      $1 par value.  Authorized 750,000,000 shares;
      issued 142,892,796 shares in 1995                                              143                    --
   Tele-Communications, Inc. Series B Liberty
      Media Group common stock,
      $1 par value, Authorized 75,000,000 shares;
      issued 21,200,336 shares in 1995                                                21                    --
   Class A common stock, $1 par value
      Issued 576,979,498 shares in 1994                                               --                   577
   Class B common stock, $1 par value
      Issued 89,287,429 shares in 1994                                                --                    89
   Additional paid-in capital                                                      4,025                 2,791
   Cumulative foreign currency
      translation adjustment                                                          (3)                   (4)
   Unrealized holding gains for
      available-for-sale securities, net of taxes                                    420                   126
   Accumulated deficit                                                              (380)                 (288)
                                                                              ----------               -------
                                                                                   4,983                 3,291
   Treasury stock, at cost (100,524,364 shares
      of Series A TCI Group common stock
      in 1995; and 86,030,992 shares
      and 4,172,629 shares of Class A common
      stock and Class B common stock,
      respectively, in 1994)                                                        (314)                 (610)
                                                                              ----------               -------
         Total stockholders' equity                                                4,669                 2,681
                                                                              ----------               -------
Commitments and contingencies (note 12)
                                                                              $   24,601                19,317
                                                                              ==========               =======

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                     Consolidated Statements of Operations
                                  (unaudited)

                                                               Three months                       Nine months
                                                                   ended                             ended
                                                               September 30,                     September 30,
                                                        ---------------------------       ---------------------------
                                                           1995             1994 *           1995             1994 *
                                                         --------         --------         --------         --------
                                                                            amounts in millions,
                                                                          except per share amounts
Revenue (note 7):
   From cable and programming services                      $  1,521            1,107            4,215            3,248
   Net sales from electronic retailing services                  240              179              730              179
                                                            --------         --------         --------         --------
                                                               1,761            1,286            4,945            3,427
                                                            --------         --------         --------         --------
Operating costs and expenses:
   Operating                                                     544              368            1,517            1,012
   Cost of sales from electronic retailing services              163              117              491              117
   Selling, general and administrative                           521              364            1,434              959
   Compensation relating to stock
      appreciation rights                                          8               10               26               --
   Adjustment to compensation relating to
      stock appreciation rights                                   --               --               --               (8)
   Restructuring charges                                           6               --                8               --
   Depreciation                                                  226              163              655              499
   Amortization                                                  111               78              301              223
                                                            --------         --------         --------         --------
                                                               1,579            1,100            4,432            2,802
                                                            --------         --------         --------         --------

         Operating income                                        182              186              513              625

Other income (expense):
   Interest expense                                             (262)            (205)            (745)            (568)
   Interest and dividend income                                   18                6               36               26
   Gain on sale of subsidiary stock (note 11)                    123               --              123               --
   Share of earnings of Liberty Media
      Corporation ("Liberty")                                     --              101               --              125
   Share of losses of other affiliates,
      net (note 5)                                               (64)             (26)            (136)             (56)
   Minority interests in losses of
      consolidated subsidiaries, net                              19               --               40               --
   Other, net                                                    (17)              (4)             (27)              (4)
                                                            --------         --------         --------         --------
                                                                (183)            (128)            (709)            (477)
                                                            --------         --------         --------         --------
      Earnings (loss) before income taxes                         (1)              58             (196)             148

Income tax benefit (expense)                                      37              (33)             104              (85)
                                                            --------         --------         --------         --------
      Net earnings (loss) (note 7)                                36               25              (92)              63

Dividend requirements on
   preferred stocks                                               (9)              (3)             (26)              (3)
                                                            --------         --------         --------         --------
      Net earnings (loss) attributable
         to common shareholders (note 7)                    $     27               22             (118)              60
                                                            ========         ========         ========         ========

Net earnings (loss) attributable to
   common shareholders (note 3):
      TCI Class A and Class B common stock                  $     86               22              (59)              60
      TCI Group Series A and Series B
         common stock                                            (56)              --              (56)              --
      Liberty Media Group Series A and
         Series B common stock                                    (3)              --               (3)              --
                                                            --------         --------         --------         --------
                                                            $     27               22             (118)              60
                                                            ========         ========         ========         ========
Primary and fully diluted net earnings (loss)
   attributable to common shareholders
   per common and common equivalent
   share (note 3):
      TCI Class A and Class B common stock                  $    .12              .04             (.09)             .12
      TCI Group Series A and Series B
          common stock                                          (.09)              --             (.09)              --
      Liberty Media Group Series A and
          Series B common stock                                 (.02)              --             (.02)              --

* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1995
                                  (unaudited)

                                                                                        Common Stock
                                                                 ---------------------------------------------------------------
                                                    Class B             TCI                 TCI Group       Liberty Media Group
                                                   Preferred     ------------------    ------------------   --------------------
                                                     Stock       Class A   Class B     Series A    Series B    Series A
                                                   -----------   -------   -------     --------    --------    --------
                                                                               amounts in millions
Balance at January 1, 1995 *                     $       --          577          89          --          --         --

   Net loss                                              --           --          --          --          --         --
   Issuance of common stock in
      public offering                                    --           20          --          --          --         --
   Issuance of common stock in
      private offering                                   --            1          --          --          --         --
   Issuance of common stock for
     acquisitions and investments (note 7)               --           59          --          --          --         --
   Issuance of Class A common
     stock to subsidiary of TCI in
     Reorganization                                      --           --          --          --          --         --
   Issuance of Class A common stock to
     subsidiary in exchange for investment               --           --          --          --          --         --
   Retirement of Class A common
     stock previously held by
     subsidiary                                          --           --          --          --          --         --
   Exchange of common stock held
     by subsidiaries of TCI for
     Convertible Redeemable
     Participating Preferred Stock,
      Series F (note 9)                                  --          (86)         (4)         --          --         --
   Conversion of Series F Preferred Stock
     held by subsidiary for Series A TCI
     Group common stock                                  --           --          --         101          --         --
   Distribution of Series A and
     Series B Liberty Media Group
     common stock to TCI
     common shareholders
     (note 2)                                            --           --          --          --          --        143
   Costs associated with Distribution to Shareholders    --           --          --          --          --         --
   Redesignation of TCI common stock into
     Series A and Series B TCI Group
     common stock (note 2)                               --         (571)        (85)        571          85         --
   Accreted dividends on all classes of
     preferred stock                                     --           --          --          --          --         --
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                   --           --          --          --          --         --
   Payment of preferred stock dividends                  --           --          --          --          --         --
   Foreign currency translation adjustment               --           --          --          --          --         --
   Change in unrealized holding gains for
     available-for-sale securities                       --           --          --          --          --         --
                                                   --------     --------    --------      ------     -------    -------

Balance at September 30, 1995                      $     --           --          --         672          85        143
                                                   ========     ========    ========        ====       =====       ====


                                                                                                           Unrealized
                                                                                             Cumulative      holding
                                                                                              foreign       gains for
                                                       Liberty Media Group     Additional     currency      available-
                                                       -------------------      paid-in      translation     for-sale
                                                           Series B             capital       adjustment    securities *
                                                           --------            ----------    ------------   ------------
                                                                                 amounts in millions
Balance at January 1, 1995 *                                  --                2,791             (4)            126

   Net loss                                                   --                   --             --              --
   Issuance of common stock in
      public offering                                         --                  381             --              --
   Issuance of common stock in
      private offering                                        --                   29             --              --
   Issuance of common stock for
     acquisitions and investments (note 7)                    --                1,329             --              --
   Issuance of Class A common
     stock to subsidiary of TCI in
     Reorganization                                           --                   (6)            --              --
   Issuance of Class A common stock to
     subsidiary in exchange for investment                    --                   (1)            --              --
   Retirement of Class A common
     stock previously held by
     subsidiary                                               --                   29             --              --
   Exchange of common stock held
     by subsidiaries of TCI for
     Convertible Redeemable
     Participating Preferred Stock,
      Series F (note 9)                                       --                 (542)            --              --
   Conversion of Series F Preferred Stock
     held by subsidiary for Series A TCI
     Group common stock                                       --                  213             --              --
   Distribution of Series A and
     Series B Liberty Media Group
     common stock to TCI
     common shareholders
     (note 2)                                                 21                 (164)            --              --
   Costs associated with Distribution to Shareholders         --                   (6)            --              --
   Redesignation of TCI common stock into
     Series A and Series B TCI Group
     common stock (note 2)                                    --                   --             --              --
   Accreted dividends on all classes of
     preferred stock                                          --                  (26)            --              --
   Accreted dividends on all classes of
     mandatory redemption requirements                        --                    8             --              --
   Payment of preferred stock dividends                       --                  (10)            --              --
   Foreign currency translation adjustment                    --                   --              1              --
   Change in unrealized holding gains for
     available-for-sale securities                            --                   --             --             294
                                                           -----                -----        -------           -----

Balance at September 30, 1995                                 21                4,025             (3)            420
                                                           =====                =====        ========          =====

                                                                                    Total
                                                      Accumulated     Treasury    stockholders'
                                                        deficit *      stock          equity *
                                                    ---------------  ----------  ----------------
                                                                amounts in millions
Balance at January 1, 1995 *                                (288)        (610)           2,681

   Net loss                                                  (92)          --              (92)
   Issuance of common stock in
      public offering                                         --           --              401
   Issuance of common stock in
      private offering                                        --           --               30
   Issuance of common stock for
     acquisitions and investments (note 7)                    --           --            1,388
   Issuance of Class A common
     stock to subsidiary of TCI in
     Reorganization                                           --            6               --
   Issuance of Class A common stock to
     subsidiary in exchange for investment                    --            1               --
   Retirement of Class A common
     stock previously held by
     subsidiary                                               --          (29)              --
   Exchange of common stock held
     by subsidiaries of TCI for
     Convertible Redeemable
     Participating Preferred Stock,
      Series F (note 9)                                       --          632               --
   Conversion of Series F Preferred Stock
     held by subsidiary for Series A TCI
     Group common stock                                       --         (314)              --
   Distribution of Series A and
     Series B Liberty Media Group
     common stock to TCI
     common shareholders
     (note 2)                                                 --           --               --
   Costs associated with Distribution to Shareholders         --           --               (6)
   Redesignation of TCI common stock into
     Series A and Series B TCI Group
     common stock (note 2)                                    --           --               --
   Accreted dividends on all classes of
     preferred stock                                          --           --              (26)
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                        --           --                8
   Payment of preferred stock dividends                       --           --              (10)
   Foreign currency translation adjustment                    --           --                1
   Change in unrealized holding gains for
     available-for-sale securities                            --           --              294
                                                            ----         ----            -----

Balance at September 30, 1995                               (380)        (314)           4,669
                                                            ====         ====            =====


*Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                         Nine months ended
                                                                                            September 30,
                                                                                        -------------------
                                                                                          1995      1994 *
                                                                                        --------   --------
                                                                                        amounts in millions
                                                                                           (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                               $   (92)              63
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                                   956              722
         Compensation relating to stock
            appreciation rights                                                           26               --
         Adjustment to compensation relating to stock
            appreciation rights                                                           --               (8)
         Gain on sale of subsidiary stock                                               (123)              --
         Share of earnings of Liberty                                                     --             (125)
         Share of losses of other affiliates                                             136               56
         Deferred income tax expense (benefit)                                          (140)              42
         Minority interests in losses                                                    (40)              --
         Noncash interest and dividend income                                             (7)              (6)
         Other noncash charges (credits)                                                   9               (3)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                      14               (1)
               Change in inventories                                                     (18)              --
               Change in prepaids                                                        (86)             (87)
               Change in accrued interest                                                (18)             (16)
               Change in other accruals and payables                                      53               63
                                                                                     -------          -------
                 Net cash provided by operating activities                               670              700
                                                                                     -------          -------
Cash flows from investing activities:
   Cash received from (paid for) acquisitions                                           (251)              67
   Capital expended for property and equipment                                        (1,205)            (949)
   Proceeds from disposition of assets                                                    29               32
   Additional investments in and
      loans to affiliates and others                                                    (958)            (308)
   Repayment of loans by affiliates and others                                            20              144
   Return of capital from affiliates                                                      13               22
   Other investing activities                                                           (222)            (225)
                                                                                     -------          -------
                 Net cash used in investing activities                                (2,574)          (1,217)
                                                                                     -------          -------
Cash flows from financing activities:
   Borrowings of debt                                                                  7,088            3,014
   Repayments of debt                                                                 (5,970)          (2,449)
   Proceeds from sale of subsidiary stock                                                445               --
   Preferred stock dividends of subsidiaries                                              --               (3)
   Preferred stock dividends                                                             (22)              --
   Issuance of common stock                                                              431               --
                                                                                     -------          -------
                 Net cash provided by financing activities                             1,972              562
                                                                                     -------          -------
                 Net increase in cash                                                     68               45

                    Cash at beginning of period                                           74                1
                                                                                     -------          -------
                    Cash at end of period                                            $   142               46
                                                                                     =======          =======


* Restated - see note 5.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                               September 30, 1995
                                  (unaudited)


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

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Subsidiaries of TCI also exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. (See note 2). Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in consolidation.

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

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has not yet determined the financial statement impact of the adoption of Statement No. 121.

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)      Liberty Group Stock

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The subsidiaries of TCI attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI also attributed to Liberty Media Group at the time of the Distribution, are as follows:

                 Subsidiaries
                 ------------
                          Encore Media Corporation ("Encore")
                          TV Network Corporation
                          Home Shopping Network, Inc. ("HSN")
                          Southern Satellite Systems, Inc. ("Southern") Netlink USA
                          Liberty Sports, Inc.
                          Affiliated Regional Communications, Ltd.
                          Vision Group Incorporated
                          Americana Television Productions LLC
                          MacNeil/Lehrer Productions
                          Prime Ticket Networks, L.P.
                          Encore International, Inc.
                          Liberty Productions, Inc.
                          Prime Sports Network - Northwest

                 Investments
                 -----------
                          BET Holdings, Inc.
                          Video Jukebox Network, Inc.
                          Courtroom Television Network ("Court")
                          Discovery Communications, Inc.
                          DMX, Inc.
                          E! Entertainment Television, Inc.
                          International Family Entertainment, Inc.
                          Ingenius
                          International Cable Channels Partnership, Ltd.
                          QE+ Ltd.
                          QVC, Inc. ("QVC")
                          Reiss Media Enterprises, Inc.
                          TBS
                          Prime SportsChannel Networks Associates
                          Home Team Sports Limited Partnership
                          SportsChannel Chicago Associates
                          SportsChannel Pacific Associates
                          SportsChannel Prism Associates
                          Prime Sports Network - Upper Midwest
                          SportSouth Network, L.P. ("SportSouth")
                          Sunshine Network
                          American Movie Classics Company
                          Republic Pictures Television
                          Sillerman Communications Management Corporation Technology Programming Ventures
                          Premier Sports
                          Silver King Communications, Inc.
                          Asian Television and Communications LLC
                          Mountain Mobile Television LLC
                          Cutthroat Productions, LP
                          The National Registry
                          PPVN Holding Company
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group common stock, the Series A and Series B TCI Group common stock is intended to reflect the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TCI International and (iii) TCI's Technology/Venture Capital unit. Liberty Media Group includes the businesses of TCI which distribute cable television programming services. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group".

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group or to Liberty Media Group for purposes of preparing their combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of TCI Group common stock or Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Dividends on the TCI Group common stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group common stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

         Dividends on the Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Common Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre- Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         A number of wholly-owned subsidiaries of the Company which are part of the TCI Group owned shares of Class A common stock and preferred stock of the Company ("Subsidiary Shares"). Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of the Company's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would have otherwise been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would have been attributed to the TCI Group. The Liberty Group Stock issued in connection with the Distribution was intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock and TCI Group does not initially have any interest in the Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, the Company determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). See note 9. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

(3)      Earnings (Loss) Per Common and Common Equivalent Share

         TCI Class A and Class B Common Stock

         Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (628.3 million and 536.2 million for the three months and nine months ended September 30, 1994, respectively, and 703.9 million for the period from July 1, 1995 through the Distribution).

         Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (628.3 million and 536.2 million for the three months and nine months ended September 30, 1994, respectively, and 704.0 million for the period from July 1, 1995 through the Distribution).

         Loss per common share attributable to common shareholders was computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding (648.2 million for the period from January 1, 1995 through the Distribution). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         TCI Group Series A and Series B Common Stock

         The loss attributable to common shareholders per common share for the period from the Distribution to September 30, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common shareholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (656.4 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Liberty Media Group Series A and Series B Common Stock

         The loss per common share for the period from the Distribution to September 30, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common shareholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (164.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

4)       Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest and income taxes is as follows:

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                       ------------------
                                                                                        1995        1994
                                                                                       ------      ------
                                                                                       amount in millions
                 Cash paid for interest                                             $      763            573
                                                                                    ==========    ===========
                 Cash paid for income taxes                                         $       53             27
                                                                                    ==========    ===========

         Significant noncash investing and financing activities are as follows:

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                              ---------------------
                                                                                               1995           1994
                                                                                              ------         ------
                                                                                               amounts in millions
                 Cash paid for (received from) acquisitions:
                    Fair value of assets acquired                                            $ 3,394          1,398
                    Liabilities assumed                                                         (495)          (449)
                    Deferred tax liability recorded
                       in acquisitions                                                        (1,095)          (244)
                    Minority interests in equity of
                       acquired entities                                                          62           (164)
                    Note receivable from related party assumed                                    --             15
                    Common stock and preferred stock issued
                       in acquisitions                                                        (1,615)          (650)
                    Common stock issued to TCIC and Liberty
                       in the TCI/Liberty Combination reflected
                       as treasury stock (note 4)                                                 --            313
                    Unrealized gains on available-for-sale
                       securities reflected on acquired entities                                  --           (286)
                                                                                             -------        -------
                       Cash paid for (received from) acquisitions                            $   251        $   (67)
                                                                                             =======        =======
                 Conversion of debt into additional minority
                    interest in consolidated subsidiary                                      $    14             --
                                                                                             =======        =======
                 Common stock issued to subsidiaries in
                    Reorganization                                                           $     6             --
                                                                                             =======        =======
                 Assets contributed for interest in limited liability
                    company                                                                  $     3             --
                                                                                             =======        =======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                       1995            1994
                                                                                     --------        --------
                                                                                       amounts in millions
                 Retirement of Class A common stock
                    previously held by subsidiary                                    $     29              --
                                                                                     ========        ========
                 Exchange of common stock held by
                    subsidiaries for Series F Preferred Stock                        $    632              --
                                                                                     ========        ========
                 Distribution of Series A and Series B Liberty
                    Group common stock to TCI common
                    shareholders                                                     $    164              --
                                                                                     ========        ========
                 Redesignation of TCI common stock into
                    Series A and Series B TCI Group common
                    stock                                                            $    656              --
                                                                                     ========        ========
                 Conversion of Series F Preferred Stock by
                    subsidiary of TCI into Series A TCI Group
                    common stock                                                     $    314              --
                                                                                     ========        ========
                 Common stock issued in exchange for
                    cost investment                                                  $     73              --
                                                                                     ========        ========
                 Effect of foreign currency translation
                    adjustment on book value of foreign
                    equity investments                                               $      1              24
                                                                                     ========        ========
                 Unrealized gains, net of deferred taxes,
                    on available-for-sale securities
                    as of January 1, 1994                                            $     --             304
                                                                                     ========        ========
                 Change in unrealized gains, net of deferred
                    income taxes, on available-for-sale
                    securities exclusive of unrealized gains
                    recorded in the TCI/Liberty Combination                          $    294              53
                                                                                     ========        ========
                 Accrued preferred stock dividends                                   $      4               3
                                                                                     ========        ========
                 Issuance of subsidiary stock for equity
                    investment                                                       $     11              --
                                                                                     ========        ========
                 Common stock issued to subsidiary in
                    exchange for investment                                          $      1              --
                                                                                     ========        ========
                 Noncash exchange of equity investments
                    and consolidated subsidiaries for
                    consolidated subsidiary                                          $     --              38
                                                                                     ========        ========
                 Common stock issued upon conversion of
                    redeemable preferred stock                                       $     --              18
                                                                                     ========        ========
                 Common stock issued upon conversion
                    of notes                                                         $     --               3
                                                                                     ========        ========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty and its affiliates through August 4, 1994, accounted for under the equity method are as follows:

                                                                                           Nine months
                                                                                              ended
                  Combined Operations                                                      September 30,
                  -------------------                                                  ---------------------
                                                                                        1995           1994
                                                                                       ------         ------
                                                                                        amounts in millions
                     Revenue                                                           $ 3,057          1,929
                     Operating expenses                                                 (2,666)        (1,749)
                     Depreciation and amortization                                        (370)          (188)
                                                                                       -------        -------

                        Operating income (loss)                                             21             (8)

                     Interest expense                                                     (227)           (63)
                     Other, net                                                            (84)          (220)
                                                                                       -------        -------

                        Net loss                                                       $  (290)          (291)
                                                                                       =======        =======


         The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at September 30, 1995 were MajorCo, L.P. ("MajorCo"), a partnership formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $675 million) (see note 12), TeleWest Communications plc (carrying value of $424 million), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $142 million) and Discovery Communications, Inc. (carrying value of $122 million).

         In August 1995, Liberty Media Group made an additional $29 million investment in Court. Such additional investment represented unpaid prior years' capital calls which had diluted Liberty Media Group's ownership of Court. Upon payment of the $29 million, Liberty Media Group restored its 1/3 ownership interest in Court. Due to the additional investment in Court, Liberty Media Group's share of losses of Court for the nine months ended September 30, 1995, which amounts to $19 million, includes an $18 million adjustment to reflect the Company's share of previously unrecognized losses of Court. These losses were not recognized in prior periods due to the fact that Liberty Media Group's investment in Court had been reduced to zero.

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

         Pursuant to an Agreement and Plan of Merger dated as of August 4, 1994, as amended (the "QVC Merger Agreement"), QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         Upon consummation of the aforementioned QVC transactions, the Company was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in the Company's net earnings of $2 million for the nine months ended September 30, 1994.

(6)      Investment in Turner Broadcasting System, Inc.

         The Company owns shares of a class of preferred stock of TBS which has voting rights and is convertible into TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. The Company's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class. See note 8.

         At September 30, 1995, the Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $980 million (which exceeded cost by $802 million), based upon the market value of the common stock into which it is convertible.

         On September 22, 1995, the boards of directors of Time Warner Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 Time Warner common shares for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive 0.80 Time Warner common shares for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Subject to certain conditions, The Company has agreed to vote its TBS shares for the merger. The Time Warner shares of common stock received by the Company will be exchanged for voting preferred stock ("Time Warner Preferred Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to the Company for approximately $60 million; and Time Warner has agreed to issue 5 million shares of common stock to TCI in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue shares of Time Warner common stock to the Company with a market value of $160 million in the event it exercised such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Preferred Stock. Additionally, Time Warner will grant the Company an option to purchase Time Warner's interest in Sunshine Network, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.


(7)      Acquisitions

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Convertible Preferred Stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million (see note 9).

         On April 25, 1995, TCI International acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million (including a previously paid $20 million deposit) and TCI International's issuance of $87 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. TCI International has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The acquisitions of TeleCable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of the Company since the respective dates of acquisition. On a pro forma basis, the Company's revenue, net loss, net loss attributable to common shareholders and net loss per share of Class A Common Stock would have been increased by $93 million, $6 million, $7 million and $.01, respectively, for the nine months ended September 30, 1995; and revenue would have increased by $323 million, and net earnings, net earnings attributable to common shareholders and net earnings per share would have been reduced by $1 million, $13 million and $.02, respectively, for the nine months ended September 30, 1994 had such acquired entities been consolidated with the Company on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entity since January 1, 1994.

         Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, the Company and Comcast entered into a purchase agreement whereby the Company would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which was payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

(8)      Debt

         Debt is summarized as follows:

                                                                        September 30,         December 31,
                                                                            1995                 1994
                                                                     ------------------    -----------------
                                                                               amounts in millions
          Senior notes                                               $         6,704               5,412
          Bank credit facilities                                               3,392               4,045
          Commercial paper                                                     1,157                 445
          Notes payable                                                          964               1,024
          Convertible notes (a)                                                   45                  45
          Cablevision Notes (b)                                                   78                  --
          Other debt                                                             320                 191
                                                                     ---------------       -------------

                                                                     $        12,660              11,162
                                                                     ===============       =============

         (a) These convertible notes, which are stated net of unamortized discount of $186 million at September 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Series A TCI Group common stock and 9,676,894 shares of Series A Liberty Group Stock. See note 2.

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

         As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 100,524,364 shares of Series A TCI Group common stock held by a subsidiary of the Company. As security for borrowings under one of the Company's credit facilities, the Company pledged a portion of its TBS common stock (with a quoted market value of $804 million at September 30, 1995).

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at September 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at September 30, 1995. During the nine months ended September 30, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $1 million and $13 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were less than $1 million and $33 million, respectively.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration       Interest Rate       Notional       Expiration       Interest Rate       Notional
                   Date           To Be Paid          Amount           Date          To Be Received       Amount
              --------------     -------------        ------      --------------     --------------      --------
          April 1996                 9.9%             $   30        April 1996            6.8%          $   50
          May 1996                   8.3%                 50        July 1996             8.2%              10
          June 1996                  6.1%                 42        August 1996           8.2%              10
          July 1996                  8.2%                 10        September 1996        4.6%             150
          August 1996                8.2%                 10        April 1997            7.0%             200
          November 1996              8.9%                150        September 1998      4.8%-5.2%          300
          October 1997             7.2%-9.3%              80        April 1999            7.4%             100
          December 1997              8.7%                230        September 1999      7.2%-7.4%          300
                                                      ------        February 2000       5.8%-6.6%          650
                                                                    March 2000          5.8%-6.0%          675
                                                      $  602        September 2000        5.1%              75
                                                      ======                                          --------

                                                                                                      $  2,520
                                                                                                      ========




                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         In order to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate hedge agreements on notional amounts of $225 million which fix the maximum variable interest rates at 11% Such agreements expire during the fourth quarter of 1995.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at September 30, 1995, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $27 million at September 30, 1995 to terminate the agreements.

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,660 million, was $13,024 million at September 30, 1995.

         Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

(9)      Redeemable Preferred Stock

         Convertible Preferred Stock, Series C ("Series C Preferred Stock"). TCI has issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI.

         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of Series A TCI Group common stock and 25 shares of Series A Liberty Group Stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and (ii) above, to such date of determination.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Subject to the prior preferences and other rights of any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock, the holders of Series C Preferred Stock are entitled to receive and, subject to any prohibition or restriction contained in any instrument evidencing indebtedness of TCI, TCI is obligated to pay preferential cumulative cash dividends out of funds legally available therefor. Dividends accrue cumulatively at an annual rate of 5-1/2% of the liquidation value per share, whether or not such dividends are declared or funds are legally or contractually available for payment of dividends, except that if TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, dividends will thereafter accrue cumulatively at an annual rate of 15% of the liquidation value per share. Accrued dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing on the first dividend payment date after the issuance of the Series C Preferred Stock. Dividends not paid on any dividend payment date will be added to the liquidation value on such date and remain a part thereof until such dividends and all dividends accrued thereon are paid in full. Dividends accrue on unpaid dividends at the rate of 5-1/2% per annum, unless such dividends remain unpaid for two consecutive quarters in which event such rate will increase to 15% per annum. The Series C Preferred Stock ranks prior to the TCI common stock and Class B Preferred Stock and pari passu with the Series F Preferred Stock with respect to the declaration and payment of dividends.

         Upon the dissolution, liquidation or winding up of TCI, holders of the Series C Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value. The Series C Preferred Stock will rank prior to the TCI common stock and Class B Preferred Stock and pari passu with the Series F Preferred Stock as to any such distributions.

         The Series C Preferred Stock is subject to optional redemption at any time after the seventh anniversary of its issuance, in whole or in part, by TCI at a redemption price, per share, equal to the then liquidation value of the Series C Preferred Stock. Subject to the rights of any other class or series of the Company's preferred stock ranking pari passu with the Series C Preferred Stock, the Series C Preferred Stock is required to be redeemed by the Company at any time after such seventh anniversary at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         For so long as any dividends are in arrears on the Series C Preferred Stock or any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Series C Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not redeem or otherwise acquire any shares of Series C Preferred Stock, any such parity stock or any class or series of its preferred stock ranking junior (including the TCI common stock and Series C Preferred Stock) unless all then outstanding shares of Series C Preferred Stock and such parity stock are redeemed. If TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, and until all such shares are redeemed in full, TCI may not redeem any such parity stock or junior stock, or otherwise acquire any shares of such stock or Series C Preferred Stock. Nothing contained in the two immediately preceding sentences shall prevent TCI from acquiring (i) shares of Series C Preferred Stock and any such parity stock pursuant to a purchase or exchange offer made to holders of all outstanding shares of Series C Preferred Stock and such parity stock, if (a) as to holders of all outstanding shares of Series C Preferred Stock, the terms of the purchase or exchange offer for all such shares are identical, (b) as to holders for all outstanding shares of a particular series or class of parity stock, the terms of the purchase or exchange offer for all such shares are identical and (c) as among holders of all outstanding shares of Series C Preferred Stock and parity stock, the terms of each purchase or exchange offer are substantially identical relative to the respective liquidation prices of the shares of Series C Preferred Stock and each series or class of such parity stock, or (ii) shares of Series C Preferred Stock, parity stock or junior stock in exchange for, or through the application of the proceeds of the sale of, shares of junior stock.

         The Series C Preferred Stock is subject to restrictions on transfer although it has certain customary registration rights with respect to the underlying shares of TCI Group and Liberty Media Group common stock. The Series C Preferred Stock may vote on all matters submitted to a vote of the holders of the TCI common stock, has one vote for each share of TCI Group and Liberty Media Group common stock into which the shares of Series C Preferred Stock are converted for such purpose, and may vote as a single class with the TCI common stock. The Series C Preferred Stock has no other voting rights except as required by the Delaware General Corporation Law ("DGCL") and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock is necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the Series A TCI Group common stock, the Series B TCI Group common stock, the Series A Liberty Media Group common stock, the Series B Liberty Media Group common stock and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series F Preferred Stock and the Series C Preferred Stock.

         Prior to the Distribution, 431 shares of Series D Preferred Stock were converted into 4,310 shares of TCI Class A common stock. Subsequent to the Distribution, each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group common stock and 2.5 shares of Series A Liberty Group Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 2.

         Shares of Series D Preferred Stock are redeemable for cash at the option of the holder at any time after the tenth anniversary of the issue date at a price equal to the liquidation value in effect as of the date of the redemption. Shares of Series D Preferred Stock may also be redeemed for cash at the option of TCI after the fifth anniversary of the issue date at such redemption price or after the third anniversary of the issue date if the market value per share exceeds certain defined levels for periods specified in the certificate of designation.

         If TCI fails to effect any required redemption of Series D Preferred Stock, the holders thereof will have the option to convert their shares of Series D Preferred Stock into common stock at a conversion rate of 95% of the then current market value of common stock, provided that such option may not be exercised unless the failure to redeem continues for more than a year.

         Except as required by law, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of TCI.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Convertible Redeemable Participating Preferred Stock, Series F. Immediately prior to the record date for the Distribution, the Company caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. The Company is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group common stock. Such shares of Series A TCI Group common stock are reflected as treasury stock in the accompanying consolidated financial statements. Such preferred stock of TCI eliminates in consolidation.

         Each share of Series F Preferred Stock was convertible into 1,000 shares of Series A TCI Group common stock, subject to anti-dilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group common stock issuable upon conversion in the event of any non-cash dividend or distribution of the Series A TCI Group common stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock such that each holder has the right to receive upon conversion 1,287.51 shares of Series A TCI Group common stock.

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

         Upon the dissolution, liquidation or winding up of the Company, holders of the Series F Preferred Stock will be entitled to receive from the assets of the Company available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of Series A TCI Group common stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Series F Preferred Stock is subject to optional redemption by the Company at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. The Company may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group common stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Series A TCI Group common stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

(10)     Stockholders' Equity

         Common Stock

         The Series A TCI Group common stock and Series A Liberty Group Stock each have one vote per share, and the Series B TCI Group common stock and Series B Liberty Group Stock each have ten votes per share. Each share of Series B TCI Group common stock is convertible, at the option of the holder, into one share of Series A TCI Group common stock, and each share of Series B Liberty Group Stock is convertible, at the option of the holder, into one share of Series A Liberty Group Stock. See note 2.

         The rights of holders of the TCI Group common stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group common stock to the aggregate market capitalization, as defined, of the TCI Group common stock and the Liberty Group Stock.

         Similarly, the rights of holders of the Liberty Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the Liberty Group Stock to the aggregate market capitalization, as defined, of the Liberty Group Stock and the TCI Group common stock.

         Preferred Stock

         Class A Preferred Stock. The Company is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 592,797 shares. Such preferred stock eliminated in consolidation. The holders of the Class A Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), commencing March 1, 1995, and, in the sole discretion of the Board, may be declared and paid in cash, in shares Series A TCI Group common stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of Series A TCI Group common stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of Series A TCI Group common stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of Series A TCI Group common stock by the Average Market Price of the Series A TCI Group common stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of Series A TCI Group common stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.

         In the event of any liquidation, dissolution or winding up of TCI, the holders of Class B Preferred Stock will be entitled, after payment of preferential amounts on any class or series of stock ranking prior to the Class B Preferred Stock with distribution to stockholders an amount in cash or property or a plus all accumulated and accrued but unpaid dividends thereon to and including the redemption date. TCI does not have any mandatory obligation to redeem the Class B Preferred Stock as of any fixed date, at the option of the holders or otherwise.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

         The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock, the Class A Preferred Stock and any other class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the DGCL.

         Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the Board.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         All shares of any one series of the TCI Series Preferred Stock are required to be alike for every particular and all shares are required to rank equally and be identical in all respects, except insofar as they may vary with respect to matters which the Board is expressly authorized by the TCI Charter to determine in the resolution or resolutions providing for the issue of any series of the TCI Series Preferred Stock.

         Redeemable Convertible Preferred Stock, Series E. In connection with the Reorganization, the Board created and authorized the issuance of the Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. The Company is authorized to issue 400,000 shares. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. All such preferred stock eliminated in consolidation. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

         Stock Options

         The Company has adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "Plan"). Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof.

         The Plan will be adjusted to provide that the number and type of shares subject to future awards would consist of a number of shares of Series A TCI Group common stock equal to the number of shares of Class A common stock subject to future awards immediately prior to the Distribution and a number of shares of Series A Liberty Group Stock equal to one-fourth of the number of shares of Class A common stock subject to future awards immediately prior to Distribution. Following the Distribution, the Compensation Committee of TCI may in its discretion grant awards, including awards of options on, or stock appreciation rights respecting, shares of Series A TCI Group common stock, Series A Liberty Group Stock, or combinations thereof, in such amounts and types as it determines in accordance with the terms of the 1994 Stock Incentive Plan, as adjusted.

         In connection with the Distribution, each holder of an outstanding option or stock appreciation right received an additional option or stock appreciation right, as applicable, covering a number of shares of Series A Liberty Group Stock equal to one-fourth of the number of shares of Class A common stock theretofore subject to the outstanding option or stock appreciation right, and the outstanding option or stock appreciation right would continue in effect as an option or stock appreciation right covering the same number of shares of Series A TCI Group common stock (as redesignated) that were theretofore subject to the option or stock appreciation right. The aggregate pre-adjustment strike price of the outstanding options or stock appreciation rights was allocated between the outstanding options or stock appreciation rights and the newly issued options or stock appreciation rights in a ratio determined by the Compensation Committee. The following descriptions of stock options and/or stock appreciation rights have been adjusted to reflect such change.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Stock options to acquire 142,800 shares of Series A TCI Group common stock at an adjusted purchase price of $6.60 per share were outstanding at September 30, 1995. Such options expire December 15, 1988. During the nine months ended September 30, 1995, 19,428 options were exercised and no options were canceled.

         Stock options in tandem with stock appreciation rights to purchase 3,600,250 shares of Series A TCI Group common stock at a purchase price of $12.50 per share were outstanding at September 30, 1995.
         Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the nine months ended September 30, 1995, stock appreciation rights covering 355,250 shares of Series A TCI Group common stock were exercised and the tandem stock options were canceled. In addition, 7,500 options were canceled during the nine months ended September 30, 1995.

         Stock options in tandem with stock appreciation rights to purchase 1,782,500 shares of Series A TCI Group common stock at a purchase price of $12.50 per share were outstanding at September 30, 1995.
         Such options become exercisable and vest evenly over four years, first became exercisable beginning October 12, 1994 and expire on October 12, 2003. During the nine months ended September 30, 1995, stock appreciation rights covering 150,000 shares of Series A TCI Group common stock were exercised and the tandem stock options were canceled. In addition, 7,500 options were canceled during the nine months ended September 30, 1995.

         Stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of Series A TCI Group common stock at a purchase price of $12.50 per share were outstanding at September 30, 1995. On November 12, 1993, twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

         Stock options in tandem with stock appreciation rights to purchase 3,181,000 shares of Series A TCI Group common stock at a purchase price of $16.50 per share were outstanding at September 30, 1995.
         Such options become exercisable and vest evenly over five years, first become exercisable beginning November 17, 1995 and expire on November 17, 2004. During the nine months ended September 30, 1995, 33,000 options were canceled.

         Stock options in tandem with stock appreciation rights to acquire 54,600 shares of Series A TCI Group common stock at an adjusted purchase price of $14.65 were outstanding at September 30, 1995. The options vest in five equal annual installments commencing June 3, 1994 and expire on June 3, 2003.

         Stock appreciation rights with respect to 1,423,500 shares of Series A TCI Group common stock were outstanding at September 30, 1995. These rights have an adjusted strike price of $0.60 per share, become exercisable and vest evenly over seven years, beginning March 28, 1992. Stock appreciation rights expire on March 28, 2001.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Stock options to acquire 35,700 shares of Series A Liberty Group Stock at a purchase price of $8.83 per share were outstanding at September 30, 1995. Such options expire December 15, 1998. During the nine months ended September 30, 1995, 2,428 options were exercised and no options were canceled.

         Stock options in tandem with stock appreciation rights to purchase 903,313 shares of Series A Liberty Group Stock at a purchase price of $16.75 per share were outstanding at September 30, 1995. Such options become exercisable and vest evenly over five years and expire on November 11, 2002. During the nine months ended September 30, 1995, stock appreciation rights covering 65,000 shares of Series A Liberty Group Stock were exercised and the tandem stock options were canceled. In addition, 1,875 options were canceled during the nine months ended September 30, 1995.

         Stock options in tandem with stock appreciation rights to purchase 448,750 shares of Series A Liberty Group Stock at a purchase price of $16.75 per share were outstanding at September 30, 1995. Such options become exercisable and vest evenly over four years and expire on October 12, 2003. During the nine months ended September 30, 1995, stock appreciation rights covering 34,375 shares of Series A Liberty Group Stock were exercised and the tandem stock options were canceled. In addition, 1,875 options were canceled during the nine months ended September 30, 1995.

         Stock options in tandem with stock appreciation rights to purchase 500,000 shares of Series A Liberty Group Stock at a purchase price of $16.75 per share were outstanding at September 30, 1995. Such options become exercisable and vest evenly over 4 years. The options expire October 12, 1998.

         Stock options in tandem with stock appreciation rights to purchase 795,250 shares of Series A Liberty Group Stock at a purchase price of $22.00 per share were outstanding at September 30, 1995. Such options become exercisable and vest evenly over five years, first become exercisable beginning November 17, 1995 and expire on November 17, 2004. During the nine months ended September 30, 1995, 8,250 options were canceled.

         Stock options in tandem with stock appreciation rights to acquire 13,651 shares of Series A Liberty Group Stock at an adjusted purchase price of $19.56 were outstanding at September 30, 1995. The options vest in five equal annual installments and expire on June 3, 2003.

         Stock appreciation rights with respect to 355,875 shares of Series A Liberty Group Stock were outstanding at September 30, 1995. These rights have an adjusted strike price of $0.82 per share, become exercisable and vest evenly over seven years. Stock appreciation rights expire on March 28, 2001.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On August 3, 1995, shareholders of the Company approved the Director Stock Option Plan including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of TCI Class A common stock. Pursuant to the Director Stock Option Plan, options to purchase 300,000 shares of Series A TCI Group common stock were granted at an exercise price of $16.50 per share and options to purchase 75,000 shares of Series A Liberty Group Stock were granted at an exercise price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995 and will expire on November 16, 2004 During the nine months ended September 30, 1995, options to purchase 50,000 shares of Series A TCI Group Stock and options to purchase 12,500 shares of Series A Liberty Media Group Stock were canceled.

         Estimated compensation relating to stock appreciation rights has been recorded through September 30, 1995, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

         Other

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

         At September 30, 1995, there were 68,295,414 shares of Series A TCI Group common stock and 17,080,230 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. In addition, one share of Series A TCI Group common stock is reserved for each share of Series B TCI Group common stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. See note 2 for the effect of the Distribution on the conversion rights of holders of convertible securities.

(11)     Sale of Subsidiary Stock

         On July 18, 1995, TCI International completed an initial public offering (the "IPO") in which it sold 20 million shares of TCI International Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. Also in July 1995, TCI International issued 687,500 shares of TCI International Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, the Company has recognized a nonrecurring gain amounting to $123 million (before deducting the related deferred income tax expense of $50 million). Subsequent to the IPO and the TYC Acquisition, TCI owns 82% of the issued and outstanding stock of TCI International.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(12)     Commitments and Contingencies

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         In March 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.

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

         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by the Company. If the proposed resolution is accepted by the FCC, the Company will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 (aggregating approximately $9 million). Such amount had previously been accrued by the Company. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. The Company has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, the Company will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, the Company does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period will end 30 days from October 30, 1995.

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $454 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company also intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of September 30, 1995 was $469 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $241 million at September 30, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company has also committed to provide additional debt or equity funding to certain of its affiliates. At September 30, 1995, such commitments aggregated $124 million.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES





Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)      Material changes in financial condition:

         As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock and Liberty exchanged its shares of Old TCI Class A and Class B common stock for like shares of TCI common stock. Subsidiaries of TCI also exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in consolidation.

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

         On July 18, 1995, TCI International completed the IPO in which it sold 20 million shares of TCI International Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES





(1)      Material changes in financial condition (continued):

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

         During 1994, subsidiaries of the Company, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which, the Company owns a 30% interest, the partners have been participating in PCS Auctions of PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston- Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES





(1)      Material changes in financial condition (continued):

         In March of 1995, subsidiaries of the Company, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, the Company has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of the Company's cable facilities for the provision of telephony services is expected to be substantial.

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

         As of January 26, 1995, TCI, TCIC and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of the Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of Series A TCI Group common stock and 2,500,000 shares of Series A Liberty Group Stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES





(1)      Material changes in financial condition (continued):

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

         Upon consummation of the aforementioned QVC transactions, the Company was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting. As a result, TCI restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in the Company's net earnings of $2 million for the nine months ended September 30, 1994.

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

         On September 22, 1995, the boards of directors of Time Warner and TBS approved plans to merge their respective companies. Under the terms of the agreement, TBS shareholders will receive 0.75 Time Warner common shares for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive 0.80 Time Warner common shares for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, the Company has agreed to vote its TBS shares for the merger. The Time Warner shares of common stock received by the Company will be exchanged for Time Warner Preferred Stock economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in Sport South, a regional sports cable network, to the Company for approximately $60 million; and Time Warner has agreed to issue 5 million shares of common stock to TCI in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue shares of Time Warner common stock to the Company with a market value of $160 million in the event it exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Preferred Stock. Additionally, Time Warner will grant the Company an option to purchase Time Warner's interest in Sunshine Network, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.

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

         Dividends on the TCI Group common stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group common stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Dividends on the Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

         During the nine months ended September 30, 1995, TCIC sold $1.5 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.8% to 8.8% and maturity dates ranging through 2015. The proceeds from the sale of these notes were used primarily to repay variable-rate bank debt.

         Subsidiaries of the Company had $2.8 billion in unused lines of credit at September 30, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($1,503 million and $1,339 million for the nine months ended September 30, 1995 and 1994, respectively) to interest expense ($745 million and $568 million for the nine months ended September 30, 1995 and 1994, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 2.02% and 2.36% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in the Company's interest coverage for the nine months ended September 30, 1995 is due to increased interest expense due to higher debt levels in 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, over half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($670 million and $700 million for the nine months ended September 30, 1995 and 1994, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at September 30, 1995 and (ii) variable interest rates on notional amounts of $2,520 million at September 30, 1995. During the nine months ended September 30, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $1 million and $13 million, respectively. During the nine months ended September 30, 1995 and 1994, the Company's net receipts pursuant to the Variable Rate Agreements were less than $1 million and $33 million, respectively. The Company's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $225 million at 11%. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The Company competes with operators who provide, via alternative methods of distribution, the same or similar video programming as that offered by the Company's cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC. One such technology is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes ("HSDs") that vary in size depending upon the power of the satellite. The Company has an interest in an entity, Primestar Partners ("Primestar"), that distributes a multichannel programming service via a medium power communications satellite to HSDs of approximately three feet in size. Two other DBS operators offer video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on the Company's cable systems. As the cost of equipment needed to receive these transmissions declines, the Company expects that it will experience increased and substantial competition from DBS operators.

         The 1984 Cable Act and FCC rules prohibit telephone companies from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). However, a number of Federal Court decisions have held that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone companies' First Amendment right to free expression. In addition, certain proposals are also pending before the FCC and Congress which would eliminate or relax these restrictions on telephone companies. As the current cross-entry restrictions are removed or relaxed, the Company will face increased competition from telephone companies which, in most cases, have greater financial resources than the Company. All major telephone companies have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         The Company's entertainment and information programming services subsidiaries and 50% owned affiliates lease satellite transponders on full time leases and shared leases on a "protected" or "transponder protected" basis, and full time "unprotected" leases on domestic and international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected", "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all lessors' "protected" transponders would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

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

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $241 million at September 30, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 29, 2009. The aggregate minimum liability under certain of the license agreements is approximately $454 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

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

         The Company has committed to provide additional debt or equity funding to certain of its affiliates. At September 30, 1995, such commitments aggregated $124 million.

         The Company also intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of September 30, 1995 was $469 million. It is expected that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

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

         The FCC has adopted rules providing for mandatory carriage by cable systems after June 2, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying home-shopping programming after October 6, 1993, and, depending on a cable system's channel capacity, non- commercial television broadcast signals. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. The "must-carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings to resolve challenges to their constitutionality. TCI believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of TCI's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to TCI's programming services also will be limited. However, as discussed below, such regulations have resulted in expanded cable distribution of HSN, which is carried by a number of full-power commercial broadcast television stations.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         Cable operators may justify rates higher than the benchmark rates established by the FCC by demonstrating higher costs based upon a cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25% on the rate base, as defined, which rate may be subject to change in the future.

         The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. Such regulations allow an increase of either (i) the sum of a prescribed channel addition factor, the license fee expense and a 7.5% markup, or (ii) a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. For systems with more than one tier of cable service, the methodology described in (ii) is not available for the basic level of service. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. On September 22, 1995, the FCC released its Thirteenth Order on Reconsideration of its rate regulations, which provides cable operators with an optional annual methodology for adjusting rates for Regulated Services.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the CPST currently pending against cable systems owned by the Company. If the proposed resolution is accepted by the FCC, the Company will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 (aggregating approximately $9 million). Such amount had previously been accrued by the Company. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. The Company has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, the Company will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, the Company does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period will end 30 days from October 30, 1995.

         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         During 1995, TCIC's revenue and expenses related to its Primestar operations have increased significantly as the number of TCIC's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 370,000 subscribers at September 30, 1995. During the nine months ended September 30, 1995, revenue increased from $13 million to $118 million and operating, selling, general and administrative expenses increased from $10 million to $107 million, as compared to the nine months ended September 30, 1994. Primestar incurs significant sales commission and installation expenses when customers initially subscribe. Therefore, as long as Primestar continues to increase its subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

         Revenue increased 37% and 44% for the three months and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The three month increase is due to the effect of certain acquisitions (11%), the TCI/Liberty Combination (9%), growth in subscriber levels within the Company's cable television systems (4%), growth in the Company's Primestar subscribers (4%) and various other individually insignificant increases (9%). The nine month increase is due to the TCI/Liberty Combination (22%), the effect of certain acquisitions (10%), growth in subscriber levels within the Company's cable television systems (4%), growth in the Company's Primestar subscribers (3%) and various other individually insignificant increases (5%).

         Included in the Company's cable revenue of $1,307 million and $3,734 million for the three months and nine months ended September 30, 1995, respectively, is $1,290 million and $3,684 million attributable to TCIC, and $17 million and $50 million attributable to other cable operations.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         During the three months and nine months ended September 30, 1995, advertising sales accounted for $74 million or 4% and $220 million or 4%, respectively, of the Company's total revenue. Such amounts represent increases of 42% and 53% (including increases due to acquisitions) over the comparable periods in 1994.

         Net sales from electronic retailing services reflects the results of HSN which became a consolidated subsidiary of the Company in the TCI/Liberty Combination. Net sales from HSN represented $61 million (5%) and $551 million (16%) of the increase in the Company's revenue due to the TCI/Liberty Combination for the three months and nine months ended September 30, 1995, respectively. HSN believes that future levels of net sales will be dependent, in large part, on program carriage, market penetration and merchandising management. Program carriage is defined as the number of cable systems and broadcast television stations that carry HSN programming. Market penetration represents the level of active purchasers within a market.

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

         Operating expenses increased 48% and 50%, and selling, general and administrative expenses increased 43% and 50% for the three months and nine months ended September 30, 1995, respectively. Such increases are slightly higher than the increases in revenue discussed above and are primarily attributable to the TCI/Liberty Combination and certain acquisitions. As a percent of revenue, operating expenses and selling, general and administrative expenses were relatively comparable over the 1995 and 1994 periods.

         Programming expenses represented $913 million or 23% of total operating costs and expenses (excluding cost of sales) for the nine months ended September 30, 1995. The Company cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Cost of sales of HSN represented 68% and 67% of HSN revenue for the three months and nine months ended September 30, 1995, respectively, as compared to 65% for the comparable periods in 1994. HSN expects that certain of its costs will increase in the future. Management believes that selling and marketing expenses will be at higher levels in future periods as HSN maintains its efforts to (i) increase the number of cable systems carrying HSC programming, (ii) increase market penetration and (iii) develop new electronic opportunities. In addition, these expenses will increase if program carriage increases. Broadcast expenses are expected to increase in future periods. "Must carry" legislation, as discussed above, is expected to result in increases in certain operating expenses related to cable and broadcast carriage in dollars. However, as a percentage of sales, the effect is not currently determinable.

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

         As a result of the IPO and the TYC Acquisition, the Company recognized a nonrecurring gain amounting to $123 million (before deducting the related deferred income tax expense of $50 million) during the three months ended September 30, 1995.

         At September 30, 1995, the Company had an effective ownership interest of approximately 36% in TeleWest Communications plc ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at September 30, 1995 of $424 million and comprised $43 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1995. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $223 million at September 30, 1995 and accounted for $38 million of the Company's share of its affiliates' losses in 1995.

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

         Subsequent to September 30, 1995, TeleWest Communications completed a merger (the "TeleWest Merger") with SBC (CableComms)(UK) the result of which was the formation of a new company. TeleWest plc ("New TeleWest"). Subsequent to the TeleWest Merger, the Company has an effective ownership interest in New TeleWest of approximately 27%. As a result of the TeleWest Merger, the Company currently estimates that it will recognize a nonrecurring gain of approximately $164 million (before deducting deferred income taxes of $57 million) during the fourth quarter of 1995. Such gain represents the difference between the Company's recorded cost for TeleWest Communications and the Company's 27% effective proportionate share of New TeleWest's net assets.

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

         The Company's net earnings (before preferred stock dividends) of $36 million for the three months ended September 30, 1995 represents an increase of $11 million, as compared to the Company's net earnings of $25 million for the three months ended September 30, 1994. Such increase is the net result of the recognition of the aforementioned nonrecurring gain recognized as a result of the IPO and the TYC Acquisition offset by higher interest expense, increased share of losses of affiliates and the decrease in share of earnings of Liberty, principally resulting from the gain recognized by Liberty ($183 million) upon the sale of its investment in American Movie Classics Company ("AMC") in 1994.

         The Company's net loss (before preferred stock dividends) of $92 million for the nine months ended September 30, 1995 represents a decrease of $155 million, as compared to the Company's net earnings of $63 million for the nine months ended September 30, 1994. Such decrease is the net result of an increase in interest expense due to higher debt levels, a decrease in share of earnings of Liberty due to the gain recognized by Liberty upon the sale of its investment in AMC, a decrease in operating income and an increase in share of losses of affiliates offset by the recognition of the aforementioned nonrecurring gain recognized as a result of the IPO and TYC Acquisition.

         In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long- lived assets that are expected to be disposed of. The Company has not yet determined the financial statement impact of the adoption of Statement No. 121.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


                          Consolidated Balance Sheets
                                  (unaudited)


                                                                       September 30,    December 31,
                                                                            1995           1994
                                                                       -------------    ------------
Assets                                                                      amounts in millions
------

Cash                                                                   $       --              6

Trade and other receivables, net                                              196            198

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                                                     1,024            341

Property and equipment, at cost:
   Land                                                                        69             68
   Distribution systems                                                     9,152          7,589
   Support equipment and buildings                                          1,069            921
                                                                       ----------      ---------
                                                                           10,290          8,578
   Less accumulated depreciation                                            3,583          2,999
                                                                       ----------      ---------
                                                                            6,707          5,579
                                                                       ----------      ---------

Franchise costs                                                            13,015         10,994
   Less accumulated amortization                                            1,929          1,697
                                                                       ----------      ---------
                                                                           11,086          9,297
                                                                       ----------      ---------

Other assets, at cost, net of amortization                                    516            459
                                                                       ----------      ---------

                                                                       $   19,529         15,880
                                                                       ==========      =========


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)


                                                                             September 30,         December 31,
                                                                                 1995                 1994
                                                                           ------------------   -----------------
Liabilities and Stockholder's Equity                                                amounts in millions
------------------------------------
Accounts payable                                                               $    158                    74

Accrued interest                                                                    164                   179

Accrued programming expense                                                         203                   178

Other accrued expenses                                                              377                   425

Debt (note 5)                                                                    12,143                10,712

Deferred income taxes                                                             4,267                 3,299

Other liabilities                                                                    88                    96
                                                                               --------                ------
      Total liabilities                                                          17,400                14,963
                                                                               --------                ------
Minority interests in equity
   of consolidated subsidiaries                                                     216                   271

Stockholder's equity (note 6):
   Class A common stock, $1 par value.
      Authorized 904,000 shares;
      issued 811,655 shares                                                           1                     1
   Class B common stock, $1 par value.
      Authorized 96,000 shares;
      issued 94,447 shares                                                           --                    --
   Additional paid-in capital                                                     3,114                 2,842
   Unrealized holding gains for
      available-for-sale securities, net of taxes                                    19                     2
   Accumulated deficit                                                             (306)                 (256)
                                                                               --------                ------
                                                                                  2,828                 2,589
   Investment in Tele-Communications, Inc.
      ("TCI") (note 1)                                                           (1,146)               (1,096)
   Due to (from) TCI                                                                231                  (847)
                                                                               --------                ------
         Total stockholder's equity                                               1,913                   646
                                                                               --------                ------
Commitments and contingencies (note 7)

                                                                               $ 19,529                15,880
                                                                               ========                ======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


                     Consolidated Statements of Operations
                                  (unaudited)


                                                                   Three months                      Nine months
                                                                       ended                             ended
                                                                   September 30,                    September 30,
                                                                 -----------------                -----------------
                                                               1995             1994             1995            1994
                                                             --------         --------         --------        --------
                                                                                amounts in millions
Revenue (note 4)                                           $   1,310            1,072            3,741           3,213

Operating costs and expenses:
   Operating                                                     406              336            1,155             980
   Selling, general and administrative                           378              313            1,045             908
   Compensation relating to stock
      appreciation rights                                          2               12                7              --
   Adjustment to compensation relating
      to stock appreciation rights                                --               --               --              (6)
   Depreciation                                                  211              158              620             494
   Amortization                                                   91               72              254             217
                                                              ------           ------           ------          ------
                                                               1,088              891            3,081           2,593
                                                              ------           ------           ------          ------

         Operating income                                        222              181              660             620

Other income (expense):
   Interest expense                                             (249)            (203)            (713)           (566)
                                                                                    `
   Interest and dividend income                                    8                6               25              26
   Share of earnings of Liberty Media
      Corporation ("Liberty")                                     --              101               --             125
   Share of losses of other affiliates,
      net (note 3)                                               (10)             (29)             (34)            (59)
   Minority interests in losses
      of consolidated subsidiaries, net                           (1)               1                4               1
   Other, net                                                    (11)              (5)             (17)             (5)
                                                              ------           ------           ------          ------
                                                                (263)            (129)            (735)           (478)
                                                              ------           ------           ------          ------

      Earnings (loss) before income taxes                        (41)              52              (75)            142

Income tax benefit (expense)                                      15              (29)              25             (81)
                                                           ---------           ------         --------          ------
      Net earnings (loss) (note 4)                         $     (26)              23         $    (50)             61
                                                           =========           ======         ========          ======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity

                      Nine months ended September 30, 1995
                                  (unaudited)


                                                                                           Unrealized
                                                                                            holding
                                                                                           gains for
                                                        Common stock        Additional     available-
                                                        ------------          paid-in       for-sale      Accumulated
                                                    Class A     Class B       capital      securities       deficit
                                                    -------     -------       -------      ----------       -------
                                                                        amounts in millions
Balance at January 1, 1995                          $   1          --         2,842              2             (256)

   Net loss                                            --          --            --             --              (50)
   Effect of Reorganization (note 1)                   --          --            --             --               --
   Effect of implementation of tax
      sharing agreement (note 1)                       --          --            --             --               --
   Retirement of TCI Class A common
      stock received in Reorganization                 --          --            38             --               --
   TCI Class A common stock issued in
      acquisition of remaining minority
      interest of Heritage
      Communications, Inc. contributed
      to TCI Communications, Inc.
      ("TCIC") (note 4)                                --          --           234             --               --
   Issuance of TCI Class A common
      stock and TCI preferred stock
      in acquisition (note 4)                          --          --            --             --               --
   Turner Broadcasting System, Inc.
      stock received in acquisition
      transferred to Liberty Media
      Group                                            --          --            --             --               --
   Proceeds from issuance of TCI
      Class A common stock to public
      utilized to repay TCIC
      indebtedness                                     --          --            --             --               --
   Proceeds from issuance of TCI
      Class A common stock in
      private offering                                 --          --            --             --               --
   Change in unrealized holding gains
      for available-for-sale securities                --          --            --             17               --
   Change in due to TCI                                --          --            --             --               --
                                                    -----      ------         -----           ----           ------

Balance at September 30, 1995                       $   1          --         3,114             19             (306)
                                                    =====      ======         =====           ====           ======





                                                  Investment         Due            Total
                                                      in          to (from)     stockholder's
                                                      TCI            TCI           equity
                                                   --------        --------       --------
                                                             amounts in millions
Balance at January 1, 1995                         (1,096)          (847)             646

   Net loss                                            --             --              (50)
   Effect of Reorganization (note 1)                  (12)           (68)             (80)
   Effect of implementation of tax
      sharing agreement (note 1)                       --            (71)             (71)
   Retirement of TCI Class A common
      stock received in Reorganization                (38)            --               --
   TCI Class A common stock issued in
      acquisition of remaining minority
      interest of Heritage
      Communications, Inc. contributed
      to TCI Communications, Inc.
      ("TCIC") (note 4)                                --             58              292
   Issuance of TCI Class A common
      stock and TCI preferred stock
      in acquisition (note 4)                          --          1,313            1,313
   Turner Broadcasting System, Inc.
      stock received in acquisition
      transferred to Liberty Media
      Group                                            --             (7)              (7)
   Proceeds from issuance of TCI
      Class A common stock to public
      utilized to repay TCIC
      indebtedness                                     --            401              401
   Proceeds from issuance of TCI
      Class A common stock in
      private offering                                 --             30               30
   Change in unrealized holding gains
      for available-for-sale securities                --             --               17
   Change in due to TCI                                --           (578)            (578)
                                                  -------        -------          -------
Balance at September 30, 1995                      (1,146)           231            1,913
                                                  =======        =======          =======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


                    Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                     1995           1994
                                                                                    ------         ------
                                                                                      amounts in millions
                                                                                         (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                                         $      (50)            61
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                                874            711
         Compensation relating to stock appreciation rights                             7             --
         Adjustment to compensation relating to stock
            appreciation rights                                                        --             (6)
         Share of earnings of Liberty                                                  --           (125)
         Share of losses of other affiliates                                           34             59
         Deferred income tax expense (benefit)                                        (32)            37
         Minority interests in losses                                                  (4)            (1)
         Noncash interest and dividend income                                          (7)            (6)
         Other noncash charges (credits)                                                3             (3)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                   14             16
               Change in accrued interest                                             (20)            (6)
               Change in other accruals and payables                                   35             85
                                                                               ----------      ---------
                 Net cash provided by operating activities                            854            822
                                                                               ----------      ---------
Cash flows from investing activities:
   Cash paid for acquisitions                                                         (40)          (260)
   Capital expended for property and equipment                                     (1,123)          (944)
   Proceeds from disposition of assets                                                 25             32
   Additional investments in and
      loans to affiliates and others                                                 (736)          (312)
   Repayment of loans by affiliates and others                                          8            194
   Return of capital from affiliates                                                    1             22
   Other investing activities                                                         (63)          (118)
                                                                               ----------      ---------
                 Net cash used in investing activities                             (1,928)        (1,386)
                                                                               ----------      ---------
Cash flows from financing activities:
   Borrowings of debt                                                               6,738          3,014
   Repayments of debt                                                              (5,523)        (2,448)
   Change in due from TCI                                                            (147)            --
   Preferred stock dividends of subsidiaries                                           --             (3)
                                                                               ----------      ---------
                 Net cash provided by financing activities                          1,068            563
                                                                               ----------      ---------
                 Net decrease in cash                                                  (6)            (1)

                    Cash at beginning of period                                         6              1
                                                                               ----------      ---------

                    Cash at end of period                                      $       --             --
                                                                               ==========      =========

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                               September 30, 1995
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of TCIC (formerly Tele-Communications, Inc. or "Old TCI") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received 0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCI exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Subsidiaries of TCI also exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompanying consolidated financial statements.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming ("Liberty Media Group"); International Cable and Programming ("TCI International"); and Technology/Venture Capital. The assets of TCI not included in Liberty Media Group are referred to as TCI Group. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) Turner Broadcasting System, Inc. ("TBS") and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to TCI International. In the first quarter of 1995, TCIC transferred certain additional assets to TCI International.

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock.

         In connection with the Distribution, subsidiaries of TCIC exchanged all of the TCI Class A common stock and TCI preferred stock owned by such subsidiaries for 267,944 shares of a new series of TCI Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock Series F (the "Series F Preferred Stock"). Subsequent to such exchange a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Common stock.

         A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains and the tax basis of assets are inventoried and tracked for the entities comprising TCIC. In connection with the implementation of the Tax Sharing Agreement, TCIC recorded an increase to its deferred income tax liability and a decrease to its amounts due to TCI of $7.1 million.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCIC has not yet determined the financial statement impact of the adoption of Statement No. 121.

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest and income taxes is as follows:

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                      1995           1994
                                                                                     -------        -------
                                                                                       amounts in millions
                 Cash paid for interest                                              $     733           573
                                                                                     =========      =========
                 Cash paid for income taxes                                          $       8             23
                                                                                     =========      =========

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Significant noncash investing and financing activities are as follows:

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                         -----------------
                                                                                       1995            1994
                                                                                      ------           ------
                                                                                        amounts in millions
                 Cash paid for acquisitions:
                    Fair value of assets acquired                                   $    2,784            312
                    Liabilities assumed                                                   (266)           (21)
                    Deferred tax liability recorded in
                       acquisitions                                                       (920)            --
                    Minority interests in equity of
                       acquired entities                                                    47            (31)
                    Common stock of TCI issued in
                       acquisition contributed to TCIC                                    (234)            --
                    Increase in amounts due to TCI resulting
                       from common stock of TCI issued in
                       acquisition                                                      (1,371)            --
                                                                                        ------           ----

                          Cash paid for acquisitions                                $       40            260
                                                                                    ==========           ====

                 Unrealized gains, net of deferred taxes,
                    on available-for-sale securities as of
                    January 1, 1994                                                 $       --            304
                                                                                    ==========           ====

                 Change in unrealized gains, net of
                    deferred taxes, on available-for-sale
                    securities                                                      $       17            135
                                                                                    ==========           ====

                 TBS stock received in acquisition
                    transferred to Liberty Media Group                              $        7             --
                                                                                    ==========           ====

                 Net assets of TCIC transferred in the
                    Reorganization in exchange for TCI
                    common stock reflected as investment
                    in TCI                                                          $       12             --
                                                                                    ==========           ====

                 Net assets of TCIC transferred in the
                    Reorganization through due to TCI                               $       68             --
                                                                                    ==========           ====

                 Retirement of TCI Class A common stock
                    received in Reorganization                                      $       38             --
                                                                                    ==========           ====

                 Increase in deferred tax liability due to
                    implementation of tax sharing agreement                         $       71             --
                                                                                    ==========           ====

                 Common stock issued upon conversion
                    of redeemable preferred stock                                   $       --             18
                                                                                    ==========           ====

                 Effect of foreign currency translation
                    adjustment on book value of foreign
                    equity investments                                              $       --             24
                                                                                    ==========           ====

                 Exchange of TCIC common stock owned by
                    subsidiaries of TCIC for common stock of
                    TCI, classified as Investment in TCI                            $       --            333
                                                                                    ==========           ====

                 Exchange of Liberty common stock and
                    preferred stock owned by subsidiaries
                    of TCIC for TCI common stock and
                    preferred stock in TCI/Liberty Combination
                    classified as Investment in TCI                                 $       --            356
                                                                                    ==========           ====

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





                                                                                           September 30,
                                                                                         -----------------
                                                                                        1995          1994
                                                                                       ------         ------
                                                                                        amounts in millions
                 Reversal of deferred tax liability recorded
                    in TCI/Liberty Combination                                        $     --             38
                                                                                      ========       ========

                 Common stock issued upon conversion
                    of notes                                                          $     --              3
                                                                                      ========       ========
                 Noncash exchange of equity investments
                    and consolidated subsidiaries for
                    consolidated subsidiary                                           $     --             38
                                                                                      ========       ========
                 Reclassification and change of common stock                          $     --            532
                                                                                      ========       ========

3)       Investments in Other Affiliates
         -------------------------------

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method are as follows:

                                                                                            Nine months
                                                                                               ended
                  Combined Operations                                                      September 30,
                  -------------------                                                    -----------------
                                                                                        1995           1994
                                                                                       ------         ------
                                                                                        amounts in millions
                     Revenue                                                            $  329            829
                     Operating expenses                                                   (292)          (830)
                     Depreciation and amortization                                         (61)          (130)
                                                                                      --------        --------

                        Operating loss                                                     (24)          (131)

                     Interest expense                                                      (22)           (46)
                     Other, net                                                              2           (158)
                                                                                      --------        --------
                        Net loss                                                       $   (44)          (335)
                                                                                      ========        ========


         TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at September 30, 1995 was its investment in MajorCo, L.P. ("MajorCo"), a partnership formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $675 million). See note 7. Additionally, TCIC has an investment in TelePort Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $142 million).

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

                  Notes to Consolidated Financial Statements




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

         The acquisition of TeleCable was accounted for by the purchase method. Accordingly, TeleCable's results of operations have been consolidated with those of TCIC since its date of acquisition. On a pro forma basis, TCIC's revenue would have been increased by $25 million and $219 million for the nine months ended September 30, 1995 and 1994, respectively, and net loss for the nine months ended September 30, 1995 would have been decreased by $1 million and net earnings for the nine months ended September 30, 1994 would have been increased by $6 million, had TeleCable been consolidated with TCIC on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated TeleCable since January 1, 1994.

         Comcast had the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI's election shares of TCI common stock. On October 24, 1994, TCI and Comcast entered into a purchase agreement whereby TCI would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which was payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

(5)      Debt

         Debt is summarized as follows:

                                                                          September 30,        December 31,
                                                                               1995                 1994
                                                                          -------------        ------------
                                                                                  amounts in millions
          Parent company debt:
             Senior notes                                                   $   6,704                 5,412
             Bank credit facilities                                                79                   869
             Commercial paper                                                   1,157                   445
             Other debt                                                             2                     2
                                                                            ---------              --------
                                                                                7,942                 6,728

          Debt of subsidiaries:
             Bank credit facilities                                             3,167                 2,828
             Notes payable                                                        964                 1,024
             Convertible notes (a)                                                 45                    45
             Other debt                                                            25                    87
                                                                            ---------              --------
                                                                            $  12,143                10,712
                                                                            =========              ========

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         (a) These convertible notes, which are stated net of unamortized discount of $186 million at September 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group common stock and Series A Liberty Media Group common stock.

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

         As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 100,524,364 shares of Series A TCI Group common stock held by a subsidiary of TCIC.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at September 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at September 30, 1995. During the nine months ended September 30, 1995 and 1994, TCIC's net payments pursuant to the Fixed Rate Agreements were $1 million and $13 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were less than $1 million and $33 million, respectively.

         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

                          Fixed Rate Agreements                                Variable Rate Agreements
                          ---------------------                                ------------------------
               Expiration       Interest Rate     Notional           Expiration          Interest Rate      Notional
                  Date           To Be Paid        Amount               Date            To Be Received       Amount
             --------------      ----------        ------          --------------       --------------       ------
          April 1996                9.9%               $ 30      April 1996                   6.8%              $  50
          May 1996                  8.3%                 50      July 1996                    8.2%                 10
          June 1996                 6.1%                 42      August 1996                  8.2%                 10
          July 1996                 8.2%                 10      September 1996               4.6%                150
          August 1996               8.2%                 10      April 1997                   7.0%                200
          November 1996             8.9%                150      September 1998             4.8%-5.2%             300
          October 1997            7.2%-9.3%              80      April 1999                   7.4%                100
          December 1997             8.7%                230      September 1999             7.2%-7.4%             300
                                                       ----      February 2000              5.8%-6.6%             650
                                                                 March 2000                 5.8%-6.0%             675
                                                       $602      September 2000               5.1%                 75
                                                       ====                                                   -------

                                                                                                              $ 2,520
                                                                                                              =======




                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at September 30, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $27 million at September 30, 1995 to terminate the agreements.

         In order to diminish its exposure to extreme increases in variable interest rates, TCIC has also entered into various interest rate hedge agreements on notional amounts of $225 million which fix the maximum variable interest rates at 11%. Such agreements expire during the fourth quarter of 1995.

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,143 million, was $12,507 million at September 30, 1995.

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

         Stock Options

         TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the TCI/Liberty Combination. Estimates of the compensation relating to the stock appreciation rights granted to employees of TCIC have been recorded through September 30, 1995, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         In March of 1995, TCIC, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCIC has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCIC's cable facilities for the provision of telephony services is expected to be substantial.

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

         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by TCIC. If the proposed resolution is accepted by the FCC, TCIC will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 (aggregating approximately $9 million). Such amount had previously been accrued by TCIC. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCIC has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCIC will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCIC does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder.
         The comment period will end 30 days from October 30, 1995.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $192 million at September 30, 1995. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC has also committed to provide additional debt or equity funding to certain of its affiliates. At September 30, 1995, such commitments aggregated $47 million.

         In connection with the launch of a premium service in 1994, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of September 30, 1995, the maximum amount of such obligations or guarantees was approximately $149 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in results of operations:

                 As of January 27, 1994, Old TCI and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. Old TCI shareholders received one share of TCI for each of their shares. Liberty common shareholders received
         0.975 of a share of TCI for each of their common shares. Upon consummation of the TCI/Liberty Combination, certain subsidiaries of TCIC exchanged their shares of Old TCI Class A common stock for shares of TCI Class A common stock. Additionally, subsidiaries of TCIC exchanged their shares of Liberty Class A common stock for TCI Class A common stock. Subsidiaries of TCIC also exchanged their shares of various preferred stock issuances of Liberty for preferred stock of TCI. Such preferred stock of TCI is reflected as investment in TCI at such entities' historical cost in the accompanying consolidated financial statements.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


(1)      Material changes in results of operations (continued):

                 The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. Such regulations allow an increase of either (i) the sum of a prescribed channel addition factor, the license fee expense and a 7.5% mark-up, or (ii) a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. For systems with more than one tier of cable service, the methodology described in (ii) is not available for the basic level of service. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. On September 22, 1995, the FCC released its Thirteenth Order on Reconsideration of its rate regulations, which provides cable operators with an optional annual methodology for adjusting the rates for Regulated Services.

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

                 On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier currently pending against cable systems owned by TCIC. If the proposed resolution is accepted by the FCC, TCIC will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 (aggregating approximately $9 million). Such amount had previously been accrued by TCIC. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCIC has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCIC will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCIC does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period will end 30 days from October 30, 1995.

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

                 TCIC has an investment in a direct broadcast satellite partnership, Primestar Partners ("Primestar"). During 1995, TCIC's revenue and expenses related to its Primestar operations have increased significantly as the number of TCIC's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 370,000 subscribers at September 30, 1995. During the nine months ended September 30, 1995, revenue increased from $13 million to $118 million and operating, selling, general and administrative expenses increased from $10 million to $107 million, as compared to the nine months ended September 30, 1994. Primestar incurs significant sales commission and installation expenses when customers initially subscribe. Therefore, as long as Primestar continues to increase its subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

                 Revenue increased 22% and 16% for the three months and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The three month increase is the result of the effect of certain acquisitions (9%), growth in TCIC's Primestar subscribers (5%), growth in subscriber levels within TCIC's cable television systems (4%), and various other individually insignificant increases (7%), net of a decrease in revenue due to the transfer of Netlink USA to the Programming unit in the Reorganization (3%). The nine month increase is the result of the effect of certain acquisitions (9%), growth in subscriber levels within TCIC's cable television systems (4%), growth in TCIC's Primestar subscribers (3%), and various other individually insignificant increases (3%), net of a decrease in revenue due to the transfer of Netlink USA (3%).

                 Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $20 million and $57 million for the three months and nine months ended September 30, 1995, respectively compared to $14 million and $40 million for the three months and nine months ended September 30, 1994, respectively.

                 During the three months and nine months ended September 30, 1995, advertising sales accounted for $62 million or 5% and $179 million or 5%, respectively, of TCIC's total revenue. Such amounts represent increases of 26% and 27% (including the effects of acquisitions) over the comparable periods in 1994.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


(1)      Material changes in results of operations (continued):

                 Operating expenses increased 21% and 18% and selling, general and administrative expenses increased 21% and 15% for the three months and nine months ended September 30, 1995, respectively, as compared to the corresponding periods in 1994. Such increases are consistent with the increases in revenue discussed above and are due primarily to acquisitions and increased Primestar expenses. Additionally, TCIC incurred $11 million of programming and marketing costs associated with the launch in February 1994 of a new premium programming service to its subscribers. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its operating costs. Additionally, TCIC cannot predict how these increases on the cost of programming will affect its revenue, but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations.

                 TCIC is upgrading and installing optical fiber in its cable systems at a rate such that in two years TCIC anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. Due to such program, TCIC's capital expenditures and depreciation expense have increased.

                 TCIC had an investment in TeleWest UK in 1994, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest UK, which was accounted for under the equity method, comprised $32 million of TCIC's share of its affiliates' losses for the nine months ended September 30, 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries.
         In the aggregate, such other investments accounted for $18 million of TCIC's share of its affiliates' losses for the nine months ended September 30, 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to TCI International effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.

                 TCIC's net loss of $26 million and $50 million for the three months and nine months ended September 30, 1995, respectively, represent changes of $49 million and $111 million as compared to TCIC's net earnings of $23 million and $61 million for the corresponding periods of 1994. Such decreases are principally the result of the effect of an increase in interest expense due to an increase in debt balances and a decrease in share of earnings of Liberty, net of the increase in operating income from the acquisition of TeleCable.

                 In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCIC has not yet determined the financial statement impact of the adoption of Statement No. 121.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)





                            Combined Balance Sheets
                                  (unaudited)

                                                                         September 30,          December 31,*
                                                                               1995                 1994
                                                                         ----------------     -----------------
Assets                                                                            amounts in thousands
------
Cash and cash equivalents                                                  $     17,585                 62,963

Trade and other receivables, net                                                108,530                 95,081

Inventories, net                                                                139,349                119,814

Prepaid expenses                                                                 18,078                 14,560

Prepaid program rights                                                           26,310                 11,257

Committed film inventory                                                         28,679                 22,097

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)                              298,871                268,292

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                                             989,603                653,691

Other investments, at cost, and related
   receivables (note 6)                                                         199,892                158,846

Property and equipment, at cost:
   Land                                                                          21,871                 21,934
   Support equipment and buildings                                              178,168                150,165
   Computer and broadcast equipment                                              62,317                 60,525
                                                                           ------------             ----------
                                                                                262,356                232,624
   Less accumulated depreciation                                                 52,237                 38,313
                                                                           ------------             ----------
                                                                                210,119                194,311
                                                                           ------------             ----------

Excess cost over acquired net assets                                            573,440                549,770
   Less accumulated amortization                                                 35,659                 22,217
                                                                           ------------             ----------
                                                                                537,781                527,553
                                                                           ------------             ----------

Other intangibles                                                                75,905                 77,925
   Less accumulated amortization                                                 56,747                 54,936
                                                                           ------------             ----------
                                                                                 19,158                 22,989
                                                                           ------------             ----------

Cable distribution fees                                                         107,550                 71,871
   Less accumulated amortization                                                 12,573                  3,893
                                                                           ------------             ----------
                                                                                 94,977                 67,978
                                                                           ------------             ----------

Other assets, at cost, net of amortization                                       11,748                 12,279
                                                                           ------------             ----------

                                                                           $  2,700,680              2,231,711
                                                                           ============             ==========


* Restated - see note 4.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                              September 30,          December 31,*
                                                                                  1995                  1994
                                                                            ----------------       -----------------
Liabilities and Combined Equity                                                 amounts in thousands
-------------------------------
Accounts payable                                                              $   168,611               111,239

Accrued liabilities                                                               107,069               111,990

Film licenses payable                                                              36,400                26,719

Accrued litigation settlements                                                      8,050                27,450

Deferred revenue                                                                   47,277                46,845

Debt (note 7)                                                                     223,097                92,944

Deferred tax liability                                                            272,927               164,127

Other liabilities                                                                  10,269                 4,320
                                                                              -----------            ----------

         Total liabilities                                                        873,700               585,634
                                                                              -----------            ----------

Minority interests in equity of consolidated
      subsidiaries                                                                101,546               115,165

Combined equity (note 8):
   Combined equity                                                              1,368,361             1,371,736
   Due to Tele-Communications, Inc. ("TCI")                                         8,311                28,724
   Unrealized gains on available-for-sale
      securities, net of taxes                                                    348,762               130,452
                                                                               ----------            ----------
                                                                                1,725,434             1,530,912
                                                                              -----------            ----------

Commitments and contingencies (note 9)

                                                                              $ 2,700,680             2,231,711
                                                                              ===========            ==========


* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Operations
                                  (unaudited)

                                                                 Three months                   Nine months
                                                                    ended                         ended
                                                                 September 30,                   September 30,
                                                              -------------------      ----------------------------
                                                              1995         1994 *          1995            1994   *
                                                              ----         ------      -----------     ------------
                                                                             amounts in thousands
Revenue:
   Net sales from home shopping services                       $239,894      274,919          730,163         823,139
   Programming services:
      From TCI (note 8)                                          18,457        8,647           53,090          34,325
      From others                                               116,569       80,363          317,959         215,109
                                                               --------      -------      -----------       ---------
                                                                374,920      363,929        1,101,212       1,072,573
                                                               --------      -------      -----------       ---------

Cost of sales, operating costs and expenses:
   Cost of sales                                                162,311      180,203          490,402         534,621
   Operating                                                     98,411       86,322          297,859         229,295
   Selling, general and administrative                           85,394       77,923          277,630         239,075
   Charges by TCI (note 8)                                        5,795        2,875           18,343           8,232
   Compensation relating to stock
      appreciation rights (note 8)                                2,277        2,515            4,238              --
   Adjustment to compensation relating to stock
      appreciation rights (note 8)                                   --           --               --          (8,212)
   Restructuring charges                                          6,267           --            8,308              --
   Depreciation                                                   6,066        5,764           17,981          17,003
   Amortization                                                  13,852        7,002           34,110          16,752
                                                               --------      -------      -----------       ---------
                                                                380,373      362,604        1,148,871       1,036,766
                                                               --------      -------      -----------       ---------

         Operating income (loss)                                 (5,453)       1,325          (47,659)         35,807

Other income (expense):
   Interest expense                                              (4,149)      (2,273)         (10,045)         (7,628)
   Interest expense to TCI (note 8)                                (270)        (648)          (1,796)         (1,699)
   Dividend and interest income,
      primarily from affiliates                                   3,854        3,306            7,793          15,736
   Share of earnings (losses) of affiliates, net (note 4)       (17,142)      (1,730)         (15,607)         20,958
   Minority interests in losses (earnings) of
      consolidated subsidiaries                                   9,167       (2,015)          20,485          (7,815)
   Litigation settlements                                        (3,200)          --           (5,820)             --
   Gain on disposition of assets (note 4)                            --      183,321               --         181,088
   Loss on early extinguishment of debt                              --       (1,491)              --          (1,491)
   Other, net                                                     5,320          171            4,966          (2,135)
                                                               --------      -------      -----------       ---------
                                                                 (6,420)     178,641              (24)         197,014
                                                               --------      -------      -----------       ---------

         Earnings (loss) before income taxes                    (11,873)     179,966          (47,683)        232,821

Income tax benefit (expense)                                      6,227      (73,398)          27,205        (100,073)
                                                               --------      -------      -----------       ---------

         Net earnings (loss)                                   $ (5,646)     106,568          (20,478)        132,748
                                                               ========      =======      ===========       =========

Loss per common share (note 2)                                 $   (.02)                         (.02)
                                                               ========                   ===========

* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                          Combined Statement of Equity

                      Nine months ended September 30, 1995
                                  (unaudited)

                                                                                      Unrealized
                                                                                     holding gains            Total
                                                       Combined        Due to       on available-for-        combined
                                                       equity    *      TCI         sale securities *        equity  *
                                                    --------------   ----------     -----------------       -----------
                                                                           amounts in thousands
Balance at January 1, 1995*                          $1,371,736         28,724         130,452              1,530,912

   Net loss                                             (20,478)            --              --                (20,478)
   Sale of programming to TCI                           (40,358)       (12,732)             --                (53,090)
   Cost allocations from TCI                             14,480          3,863              --                 18,343
   Allocation of compensation
      relating to stock appreciation
      rights                                              6,765         (2,527)             --                  4,238
   Interest expense allocation from TCI                   1,786             10              --                  1,796
   Intergroup tax allocation                                556          5,142              --                  5,698
   Net cash transfers from (to) TCI                      14,754        (14,169)             --                    585
   Contribution to combined equity for
      acquisitions                                       19,120             --              --                 19,120
   Change in unrealized holding gains
      for available-for-sale securities                      --             --         218,310                218,310
                                                     ----------       --------         -------              ---------

Balance at September 30, 1995                        $1,368,361          8,311         348,762              1,725,434
                                                     ==========       ========         =======              =========


* Restated - see note 4.

See accompanying notes to combined financial statements

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                    1995             1994  *
                                                                                  ---------        ----------
                                                                                      amounts in thousands
                                                                                          (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                             $  (20,478)         132,748
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                                 52,091           33,755
         Compensation relating to stock appreciation rights                             4,238               --
         Adjustment to compensation relating to stock
            appreciation rights                                                            --           (8,212)
         Share of losses (earnings) of affiliates, net                                 15,607          (20,958)
         Deferred income tax (benefit) expense                                        (28,793)          15,741
         Intergroup tax allocation                                                      5,698           76,401
         Noncash interest                                                               1,796            1,699
         Minority interests in earnings (losses)                                      (20,485)           7,815
         Litigation settlements                                                         3,200               --
         Payments of litigation settlements                                           (22,600)          (3,100)
         Gain on disposition of assets                                                     --         (181,088)
         Loss on early extinguishment of debt                                              --            1,491
         Noncash restructuring charges                                                  1,303               --
         Changes in operating assets and liabilities, net of
            acquisitions:
               Change in receivables                                                  (13,584)         (10,779)
               Change in inventories                                                  (25,044)           8,854
               Change in prepaid expenses                                             (18,558)          (8,091)
               Change in payables, accruals and deferred revenue                       73,613           40,752
                                                                                   ----------       ----------

                     Net cash provided by operating activities                          8,004           87,028
                                                                                   ----------       ----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                         (36,446)              --
   Capital expended for property and equipment                                        (35,132)         (19,671)
   Additional investments in and loans to
      affiliates and others                                                           (70,381)         (15,259)
   Return of capital from affiliates                                                   11,820            7,360
   Collections on loans to affiliates and others                                        1,798          145,351
   Cash paid for cable distribution fees                                              (35,679)         (55,655)
   Proceeds from disposition of assets                                                    373          180,429
   Other investing activities                                                             195            2,675
                                                                                   ----------       ----------

                     Net cash provided (used) by investing activities                (163,452)         245,230
                                                                                   ----------       ----------

Cash flows from financing activities:
   Borrowings of debt                                                                 162,513           18,000
   Repayments of debt                                                                 (18,141)        (133,588)
   Change in cash transfers from TCI                                                  (34,409)        (247,142)
   Contributions by minority shareholders of subsidiaries                               1,264            4,295
   Distributions to minority shareholders of subsidiaries                              (1,157)            (400)
                                                                                   ----------       ----------

                     Net cash provided (used) by financing activities                 110,070         (358,835)
                                                                                   ----------       ----------
                        Net decrease in cash and
                           cash equivalents                                           (45,378)         (26,577)

                        Cash and cash equivalents at
                           beginning of period                                         62,963           82,544
                                                                                   ----------       ----------

                        Cash and cash equivalents at end of period                 $   17,585           55,967
                                                                                   ==========       ==========

* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                               September 30, 1995
                                  (unaudited)


(1)      Basis of Presentation

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). However, the Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") .

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The subsidiaries of TCI and Liberty attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI and Liberty also attributed to Liberty Media Group at the time of the Distribution, are as follows (unless otherwise denoted, such subsidiaries and investments were held separately by Liberty through August 4, 1994, the date the TCI/Liberty Combination was consummated):

                 Subsidiaries
                 ------------
                          Encore Media Corporation ("Encore")
                          TV Network Corporation (formed in 1994)
                          Home Shopping Network, Inc. ("HSN")
                          Southern Satellite Systems, Inc. ("Southern") Netlink USA (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          Liberty Sports, Inc.
                          Affiliated Regional Communications, Ltd. ("ARC") Vision Group Incorporated (owned by TCIC prior to the TCI/Liberty Combination)
                          Americana Television Productions LLC (acquired in
                            1995)
                          MacNeil/Lehrer Productions (acquired in 1995)
                          Prime Ticket Networks, L.P. ("Prime Sports-West")
                            (acquired in 1994)
                          Encore International, Inc.
                          Liberty Productions, Inc. (formed in 1995)
                          Prime Sports Network - Northwest


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                 Investments
                 -----------
                          BET Holdings, Inc.
                          Video Jukebox Network, Inc.
                          Courtroom Television Network ("Court")
                          Discovery Communications, Inc. ("Discovery") (owned
                            by TCIC prior to the TCI/Liberty Combination)
                          DMX, Inc. (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          E! Entertainment Television, Inc. (owned by TCIC
                            prior to the TCI/Liberty Combination)
                          International Family Entertainment, Inc.
                          Ingenius (formed in 1994)
                          International Cable Channels Partnership, Ltd.
                            ("ICCP") (acquired in 1994)
                          QE+ Ltd. ("QE+") (formed in 1994)
                            (owned by TCIC prior to the TCI/Liberty Combination)
                          QVC, Inc. ("QVC")
                          Reiss Media Enterprises, Inc. (owned by TCIC prior
                            to the TCI/Liberty Combination)
                          TBS (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          Prime SportsChannel Networks Associates
                          Home Team Sports Limited Partnership ("HTS")
                          SportsChannel Chicago Associates ("Sports")
                          SportsChannel Pacific Associates
                          SportsChannel Prism Associates
                          Prime Sports Network - Upper Midwest
                          SportSouth Network, L.P. ("SportSouth")
                          Sunshine Network ("Sunshine")
                          American Movie Classics Company ("AMC")
                          Republic Pictures Television (owned by TCIC prior to
                            the TCI/Liberty Combination)
                          Sillerman Communications Management Corporation
                            (owned by TCIC prior to the TCI/Liberty Combination)
                          Technology Programming Ventures (formed in 1994) Premier Sports ("Australia") (launched in
                            1995)
                          Silver King Communications, Inc.
                          Asian Television and Communications LLC
                          Mountain Mobile Television LLC
                          Cutthroat Productions, LP (formed in 1994)
                          The National Registry
                          PPVN Holding Company (acquired 1995)


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group common stock, the Series A and Series B TCI Group common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to the Liberty Media Group are referred to as the "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution of the Liberty Group Stock, are included in combined equity in the accompanying combined financial statements. See note 8.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

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

         Dividends on the Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of (i) all assets of TCI legally available for dividends and (ii) the available dividend amount with respect to the Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre- Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI to Liberty Media Group in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of such net proceeds, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post- Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre- Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of the shares of such subsidiaries, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                                                                     (continued)


         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of Liberty Media Group for the year ended December 31, 1994. Certain amounts have been reclassified for comparability with the 1995 presentation.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group has not yet determined the financial statement impact of the adoption of Statement No. 121.

(2)      Loss Per Common Share

         The loss per common share for the period from the Distribution to September 30, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common shareholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period
         164.1 million. Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $9,070,000 and $6,947,000 for the nine months ended September 30, 1995 and 1994, respectively. Cash paid for income taxes during the nine months ended September 30, 1995 and 1994 was $385,000 and $23,670,000, respectively. In addition, Liberty Media Group received an income tax refund amounting to $11,006,000 and $227,000 during the nine months ended September 30, 1995 and 1994, respectively.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Significant noncash investing and financing activities are as follows:

                                                                               Nine months ended
                                                                                 September 30,
                                                                             ----------------------
                                                                              1995            1994
                                                                             ------          ------
                                                                             amounts in thousands
Cash paid for acquisitions:
   Fair value of assets acquired                                         $  36,274          302,043
   Net liabilities assumed                                                    (934)         (21,350)
   Contribution to combined equity from
      TCI for acquisition                                                  (19,120)        (210,796)
   Deferred tax liability recorded
      in acquisition                                                           (11)         (69,897)
   Minority interests in equity of
      acquired entities                                                     20,237               --
                                                                         ---------     ------------
                                                                         $  36,446               --
                                                                         =========     ============

Unrealized gains, net of deferred income taxes,
   on available-for-sale securities as of
   January 1, 1994                                                       $      --          335,177
                                                                         =========     ============
Change in unrealized gains, net of deferred
   income taxes, on available-for-sale securities                        $ 218,310          138,106
                                                                         =========     ============

Conversion of debt into additional minority
   interest in consolidated subsidiary                                   $  14,215               --
                                                                         =========     ============

Assets contributed for interest in
   limited liability company                                             $   2,633               --
                                                                         =========     ============

Deferred tax assets transferred from TCI                                 $   2,392               --
                                                                         =========     ============

Deferred tax asset transferred from TCI upon
   implementation of tax sharing agreement (note 8)                      $   2,444               --
                                                                         =========     ============


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                           Nine months ended
                                                                              September 30,
                                                                    --------------------------------
                                                                       1995                  1994
                                                                    ----------            ----------
                                                                           amounts in thousands
                 Combined Operations
                 -------------------

                    Revenue                                         $   1,704,942          1,400,578
                    Operating expenses                                 (1,526,627)        (1,213,355)
                    Depreciation and amortization                         (80,562)           (51,346)
                                                                    -------------       ------------

                       Operating income                                    97,753            135,877

                    Interest expense                                      (68,647)            (8,180)
                    Other, net                                            (68,823)           (81,527)
                                                                    -------------       ------------

                       Net earnings (loss)                          $     (39,717)            46,170
                                                                    =============       ============

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                     September 30,         December 31,
                                                                         1995                  1994
                                                                  -------------------   ------------------
                                                                             amounts in thousands
                  Discovery                                         $     122,104            113,182
                  QVC                                                      80,950             72,100
                  Sunshine                                                  8,977              7,174
                  Sports                                                   30,183             30,163
                  HTS                                                       4,658              4,292
                  ICCP                                                     12,670             13,686
                  Australia                                                 2,135                 --
                  Court                                                     9,786                 --
                  Other                                                    27,408             27,695
                                                                    -------------          ---------
                                                                    $     298,871            268,292
                                                                    =============          =========

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


        The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                       Nine months ended
                                                                          September 30,
                                                                    ------------------------
                                                                     1995             1994
                                                                    -------          -------
                                                                      amounts in thousands
                        Discovery                                 $   8,922            5,320
                        QVC                                          (1,416)           6,185
                        Sunshine                                      1,803              759
                        Sports                                        5,020            5,104
                        HTS                                             366              621
                        ICCP                                         (1,016)              --
                        AMC                                              --            8,805
                        Australia                                    (8,367)              --
                        Court                                       (18,989)              --
                        Other                                        (1,930)          (5,836)
                                                                  ---------         --------
                                                                  $ (15,607)          20,958
                                                                  =========         ========


        In August 1995, Liberty Media Group made an additional investment in Court of $29 million. This represented unpaid prior years' capital calls which had diluted Liberty Media Group's ownership of Court. Upon payment of the $29 million, Liberty Media Group restored its 1/3 ownership interest in Court. Due to the additional investment in Court, Liberty Media Group's share of losses of Court for the period, which amounts to $18,989,000, includes an adjustment to reflect the Company's share of previously unrecognized losses of Court aggregating $17,664,000. These losses were not recognized in prior periods due to the fact that the Liberty Media Group's investment in Court had been reduced to zero.

        Liberty Media Group has a 49.9% partnership interest in QE+, a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to the TCI Group hold the remaining 50.1% partnership interest.

        The QE+ limited partnership agreement provides that the TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $90 million of which is required in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, the TCI Group and the Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.


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

         In connection with the launch of the STARZ! service, the TCI Group became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to certain film output, distribution, and license agreements. As of September 30, 1995, the maximum amount of such obligations or guarantees was approximately $290 million. The future obligations of the TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Upon consummation of the aforementioned QVC transactions, Liberty Media Group was deemed to exercise significant influence over QVC and, as such, has adopted the equity method of accounting. As a result, Liberty Media Group restated its investment in QVC, its unrealized gain on available-for-sale securities, its deferred taxes and accumulated deficit by $208 million, $127 million, $86 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in Liberty Media Group's net earnings of $1,854,000 for the nine months ended September 30, 1994.

         On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty Media Group's 50% general partnership interest in AMC under the terms of a buy/sell provision contained in the AMC partnership agreement. In connection with the purchase, Rainbow acquired an option to purchase the remaining 0.1% general partnership interest in AMC from Liberty Media Group for approximately $373,000. The proceeds of $180,429,000 included the economic benefit of Liberty Media Group's consulting agreement with AMC assigned by Liberty Media Group to Cablevision Systems Corporation, the parent company of Rainbow. Liberty Media Group recognized a gain of approximately $183 million on the sale of its interest in AMC. On September 25, 1995, Rainbow exercised its option and purchased Liberty Media Group's remaining general partnership interest in AMC for $373,000 plus interest.

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

         At September 30, 1995, Liberty Media Group's investment in TBS preferred stock, carried at cost, had an aggregate market value of $980 million (which exceeded cost by $802 million), based upon the market value of the common stock into which it is convertible.

         As security for borrowings under one of Liberty Media Group's credit facilities, Liberty Media Group pledged a portion of its TBS common stock (with a quoted market value of approximately $804 million at September 30, 1995). See note 7.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On September 22, 1995, the boards of directors of Time Warner Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 Time Warner common shares for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive 0.80 Time Warner common shares for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by Liberty Media Group will be exchanged for voting preferred stock ("Time Warner Preferred Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue 5 million shares of common stock to Liberty Media
         Group in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue shares of Time Warner Common Stock to Liberty Media Group with a market value of $160 million in the event it exercises such option. Any shares of Time Warner Common Stock issuable in connection with the Southern option will be exchanged for Time Warner Preferred Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.

(6)      Other Investments

         Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                                              September 30,          December 31,
                                                                                  1995                   1994
                                                                            ----------------      ----------------
                                                                                      amounts in thousands
          Marketable equity securities                                          $ 123,689                87,276

          Convertible debt, accrued interest
             and preferred stock investments                                       46,993                46,109

          Other investments and related receivables                                29,210                25,461
                                                                                ---------             ---------

                                                                                $ 199,892               158,846
                                                                                =========             =========

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $291 million and $225 million at September 30, 1995 and December 31, 1994, respectively, including amounts previously disclosed for marketable equity securities. No independent external appraisals were conducted for those assets.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Debt

         Debt is summarized as follows:

                                                                           September 30,         December 31,
                                                                               1995                  1994
                                                                        -------------------   -------------------
                                                                                 amounts in thousands

          Convertible note payable (a)                                     $           --                14,141
          Notes payable to bank (b)                                               115,000                25,000
          Note payable to bank (c)                                                 32,500                18,000
          Note payable to bank (d)                                                 31,800                16,400
          Note payable to partnership (e)                                           7,776                11,253
          Bank credit facility (f)                                                 33,000                    --
          Other debt, with varying rates and
             maturities                                                             3,021                 8,150
                                                                           --------------             ---------
                                                                           $      223,097                92,944
                                                                           ==============             =========




         (a)     Payable by ARC

                 These notes were converted in January 1995 into partnership units held by minority holders.

         (b)     Payable by HSN

                 This revolving credit facility, as amended, provides for borrowings up to $150 million. The facility was further amended on September 28, 1995 with respect to certain covenants and borrowing limits. This revolving credit facility expires on April 1, 1997 and is secured by the capital stock of Home Shopping Club, Inc. and HSN Realty, Inc., wholly-owned subsidiaries of HSN. Borrowings under the credit facility may be used for general corporate purposes. The interest rate on borrowings under the credit facility (8.6% at September 30, 1995) is tied to the London Interbank Offered Rate("LIBOR") plus an applicable margin.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c)     Payable by ARC Holding, Ltd.

                 In 1994, ARC Holding, Ltd., a wholly-owned subsidiary of ARC, entered into a credit agreement, as amended, with a group of banks providing for up to $45 million of borrowings. Borrowings bear interest (6.7% at September 30, 1995) at the agent bank's base rate, LIBOR, a CD rate or a combination thereof, as selected by ARC Holding, Ltd., plus a margin depending on ARC Holding, Ltd.'s ratio of total debt to cash flow (as defined). Beginning June 30, 1995 and quarterly thereafter through December 31, 2000, the commitment amount will be reduced in equal quarterly amounts to achieve annual reductions in the credit facility ranging from a 10% reduction in 1995 to the final 17% in 2000. As of September 30, 1995, the outstanding commitment was reduced to $42 million.
                 Liberty Media Group must pay an annual commitment fee of .375% of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of ARC Holding, Ltd., including joint venture interests, and the stock and assets of its existing and future subsidiaries.

                 The credit agreement contains certain provisions which limit ARC Holding, Ltd. as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, ARC Holding, Ltd. must maintain certain specified financial ratios.

         (d)     Payable by Prime Sports-West

                 Prime Sports-West had a credit agreement (the "Agreement") with a bank that provided for borrowings in the form of revolving term loans aggregating up to a maximum commitment of $24 million at December 31, 1994. On June 1, 1995, the Agreement was amended to allow for borrowings up to $65 million. Prime Sports-West may specify the interest rate on the loans under various prime and Eurodollar rate options plus an applicable margin, as defined (6.9% at September 30, 1995). Borrowings under the credit agreement are secured by the assets of Prime Sports-West.

                 The Agreement contains, among other things, requirements as to indebtedness obligations, restrictions on distributions and capital expenditures, as well as maintenance of certain specified financial ratios.

         (e)     Payable by Encore ICCP, Inc.

                 Encore ICCP, Inc. acquired a 50% general partnership interest in ICCP in exchange for a note payable to the partnership with an initial principal amount of $15 million. The note payable accrues interest at 10% per annum and is guaranteed by Encore.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (f)     Payable by Communications Capital Corp.

                 This revolving credit agreement, as amended, provides for borrowings up to $325 million through August of 1997. Borrowings under such agreement bear interest at optional measures which approximate the prime rate (8.75% at September 30, 1995). As security for this indebtedness, Liberty Media Group has pledged substantially all of its TBS Class B common stock.

         Certain of Liberty Media Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds of such subsidiaries to the parent company in the form of loans, advances or cash dividends.

         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at September 30, 1995.

(8)      Combined Equity

         Stock Options and Stock Appreciation Right

         Liberty had granted certain stock options and/or stock appreciation rights prior to the TCI/Liberty Combination. All such options and/or stock appreciation rights were assumed by TCI in conjunction with the TCI/Liberty Combination. Additionally, subsequent to the TCI/Liberty Combination, certain key employees of Liberty were granted additional options with tandem stock appreciation rights. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group common stock and the Series A Liberty Media Group common stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the nine months ended September 30, 1995, Liberty Media Group was allocated $2,300,000 in corporate general and administrative costs by TCI.

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

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI. Charges by TCI for such arrangements for the nine months ended September 30, 1995 and 1994, aggregated $11,489,000 and $4,420,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI) and others. Charges to TCI are based upon customary rates charged to others.

         HSN pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges by TCI were approximately $4,554,000 and $3,812,000 for the nine months ended September 30, 1995 and 1994, respectively.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Subsequent to the TCI/Liberty Combination, TCI manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities are included in borrowings from or loans to TCI or, if determined by the Board, as an equity contribution to the Liberty Media Group.


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

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI, and financial impacts of dividends or other distributions of Liberty Group stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI will be attributed entirely to TCI.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         A tax sharing agreement (the "Tax Sharing Agreement") among Liberty Media Group and certain subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-exisiting tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, Liberty Media Group will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to Liberty Media Group to the extent that Liberty Media Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by Liberty Media Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains and the tax basis of assets are inventoried and tracked for the entities comprising Liberty Media Group. In connection with the implementation of the Tax Sharing Agreement, Liberty Media Group recorded a decrease to its deferred income tax liability and an increase to its combined equity of $2,444,000.

(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). As of September 30, 1995, the aggregate minimum liability under certain of the license agreements is approximately $164 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements. In addition, as of September 30, 1995, Liberty Media Group has long-term sports program rights contracts which require payments aggregating approximately $469 million.

(10)     Subsequent Events

         As of October 30, 1995, Liberty Media Group entered into a binding agreement in principle with The News Corporation Limited ("News Corp.") pursuant to which Liberty Media Group and News Corp. will form a joint venture (the "US Venture") to own and operate sports programming, regional sports networks and the fx cable network ("fx"), which will be transformed into a nationally distributed general entertainment and sports network. Liberty Media Group will contribute to the US Venture its interests in regional and national sports networks. News Corp. will contribute fx and $350 million in cash. Liberty Media Group will own a 50.01% interest in the US Venture with News Corp. owning the remaining 49.99% interest.

         Also as of October 30, 1995, Liberty Media Group and Tele-Communications International, Inc. ("TINTA"), 82% of the stock of which is held by TCI, entered into a binding agreement in principle with News Corp. to form a joint venture (the "International Venture") to conduct a sports programming business on a world-wide basis, excluding the United States, the United Kingdom, Japan and New Zealand. News Corp. will own a 50% interest in the International Venture with the remaining 50% owned by a 50/50 partnership between Liberty Media Group and TINTA (the "LMG/TINTA Partnership"). Liberty Media Group's initial contribution will include its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements with teams, leagues and event sponsors. TINTA's initial contribution will include its interests in an Argentine sports programming and production business. News Corp.'s initial contribution will include Star Sports, which is a sports programming service currently distributed by satellite in Asia, and News Corp.'s rights under various television sports programming agreements. Liberty Media Group may be required to make cash contributions in connection with the formation and operation of the International Venture.

         The US Venture will be managed by a board of directors comprised equally of members from News Corp. and Liberty Media Group. The International Venture will be governed by a board of directors with equal representation of News Corp. and the LMG/TINTA Partnership.

         The closing of the formation of both the US Venture and the International Venture is expected to occur during the first quarter of 1996.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


Management's Discussion and Analysis of
   Financial Condition and Results of Operations

(1)      Material Changes in Financial Condition:

         On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of the Liberty Media Group. However, the Liberty Group Stock constitutes common stock of TCI. The issuance Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to the Liberty Media Group.

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

         The subsidiaries of TCI and Liberty attributed to Liberty Media Group, as well as certain investments held by these or other subsidiaries of TCI and Liberty also attributed to Liberty Media Group at the time of the Distribution, are as follows (unless otherwise denoted, such subsidiaries and investments were held separately by Liberty through August 4, 1994, the date the TCI/Liberty Combination were consummated):

                 Subsidiaries
                 ------------

                          Encore
                          TV Network Corporation ("tv!") (formed in 1994)
                          HSN
                          Netlink USA ("Netlink") (owned by TCIC prior to the
                            TCI/Liberty Combination)
                          Southern
                          Liberty Sports, Inc.
                          ARC
                          Vision Group Incorporated (owned by TCIC prior to the
                            TCI/Liberty Combination)
                          Americana Television Productions LLC (acquired in
                            1995)
                          MacNeil/Lehrer Productions (acquired in 1995) Prime Prime Sports-West (formerly Prime Ticket Networks, L.P.) (acquired in 1994) Encore International, Inc. Liberty Productions, Inc. (formed in 1995) Prime Sports Network - Northwest

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):
                 Investments
                 -----------
                          BET Holdings, Inc.
                          Video Jukebox Network, Inc.
                          Court
                          Discovery (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          DMX, Inc. (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          E! Entertainment Television, Inc. (owned by TCIC
                            prior to the TCI/Liberty Combination)
                          International Family Entertainment, Inc.
                          Ingenius (formed in 1994)
                          ICCP (acquired in 1994)
                          QE+ (formed in 1994) (owned by TCIC prior to the TCI/
                            Liberty Combination)
                          QVC
                          Reiss Media Enterprises, Inc. (owned by TCIC prior
                            to the TCI/Liberty Combination)
                          TBS (owned by TCIC prior to the TCI/Liberty
                            Combination)
                          Prime SportsChannel Networks Associates
                          HTS
                          Sports
                          SportsChannel Pacific Associates
                          SportsChannel Prism Associates
                          Prime Sports Network - Upper Midwest
                          SportSouth
                          Sunshine
                          AMC
                          Republic Pictures Television (owned by TCIC prior to
                            the TCI/Liberty Combination)
                          Sillerman Communications Management Corporation
                            (owned by TCIC prior to the TCI/Liberty Combination)
                          Technology Programming Ventures (formed in 1994) Australia (launched in 1995)
                          Silver King Communications, Inc.
                          Asian Television and Communications LLC
                          Mountain Mobile Television LLC
                          Cutthroat Productions, LP (formed in 1994)
                          The National Registry
                          PPVN Holding Company (acquired 1995)

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group common stock, the Series A and Series B TCI Group common stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to the Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to the Liberty Media Group is referred to as the "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution of the Liberty Group Stock, are included in combined equity in the accompanying combined financial statements. See note 8.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)





(1)      Material changes in financial condition (continued):

         After the Distribution, existing preferred stock and debt securities of TCI that are convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI to Liberty Media Group in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of the shares of such subsidiaries, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         Subsequent to the TCI/Liberty Combination, TCI manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities are included in borrowings from or loans to TCI or, if determined by the Board, as an equity contribution to the Liberty Media Group.

         The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI, and financial impacts of dividends or other distributions of Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI will be attributed entirely to TCI.

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

         On September 22, 1995, the boards of directors of Time Warner Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 Time Warner common shares for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive 0.80 Time Warner common shares for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner merger. The Time Warner shares of common stock received by Liberty Media Group will be exchanged for Time Warner preferred stock economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue 5 million shares of common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue shares of Time Warner Common Stock to Liberty Media Group with a market value of $160 million at such time as it exercises such option. Any shares of Time Warner Common Stock issuable in connection with the Southern option will be exchanged for Time Warner Preferred Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.

         Liberty Media Group is currently the sole satellite carrier of WTBS, a 24-hour independent UHF television station originated by TBS to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Other independent television stations are transmitted by other carriers. Liberty Media Group's satellite carrier of WTBS, Southern, does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Revision Act of 1976, as amended and any applicable requirements of the Communications Act of 1934, as amended, or, if the carrier serves home satellite dish owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988. Further, Southern has no control over the programming on such station. TBS produces and distributes other cable programming services, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenue from the sale of advertising time on WTBS, however, and Liberty Media Group therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million, $33 million of which was outstanding at September 30, 1995. Several subsidiaries of Liberty Media Group have credit facilities. HSN has a revolving credit facility for $150 million, $115 million of which was outstanding on September 30, 1995. ARC Holding, Ltd. ("ARCH"), a wholly-owned subsidiary of ARC, has a $42 million revolving credit facility with a group of banks, $32.5 million of which was outstanding at September 30, 1995. Another subsidiary, Prime Sports- West, has a $65 million credit facility with a bank, $32 million of which was outstanding at September 30, 1995. The HSN, ARCH and Prime Sports-West facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios.

         Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 1995, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $164 million. The amount of the total obligation is not currently estimable because such amount is dependent upon certain variable factors. Liberty Media Group's obligations for certain sports program rights contracts as of September 30, 1995 was $469 million. It is expected that sufficient cash will be generated by the programming services to satisfy these
commitments.   However, continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)





(1)      Material changes in financial condition (continued):

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for comprehensive federal and local regulation of the cable television industry, including Liberty Media Group's programming operations. The FCC has adopted extensive rate regulations governing cable systems not subject to "effective competition". The FCC has established standards and procedures governing regulation of rates for basic cable service and equipment to be implemented by state and local cable franchising authorities and for the FCC's review of the "reasonableness" of rates for additional tiers of cable service upon complaint from a franchising authority or a cable subscriber. The FCC also has adopted interim "cost-of-service" rules governing attempts by cable operators to justify higher than benchmark rates based on unusually high costs. Separately offered services, such as pay television and pay- per-view services, are not currently subject to rate regulation although packages or collective offerings of such services may be
subject to rate regulation.   The FCC also has identified and established
regulations for New Product Tiers, which are tiers of services not subject to rate regulation.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)





(1)      Material changes in financial condition (continued):

         The FCC has adopted rules providing for mandatory carriage by cable systems after June 2, 1993 of all local full-power commercial television broadcast signals (up to one-third of all channels), including the signals of stations carrying home-shopping programming after October 6, 1993, and between one and three non-commercial television broadcast signals, depending upon the cable system's channel capacity. Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. Although the "must carry" provisions were upheld as constitutional by a three-judge panel of the United States District Court for the District of Columbia, the Supreme Court vacated the District Court's decision because genuine issues of material fact remain unresolved. The "must carry" statutory provisions and regulations remain in effect pending the outcome of ongoing judicial proceedings before the District Court. Liberty Media Group believes that, by requiring such carriage of broadcast signals, these regulations may adversely affect the ability of Liberty Media Group's programming services to obtain carriage on cable systems with limited channel capacity. To the extent that carriage is thereby limited, the subscriber and advertising revenues available to Liberty Media Group's programming services also will be limited. However, such regulations have resulted in expanded cable distribution of HSN, which is carried by a number of full- power commercial broadcast television stations.

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

         The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts with cable operators (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as multichannel multi-point distribution systems and direct broadcast satellite services on terms and conditions that do not unfairly discriminate among such technologies.

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

         Liberty Media Group's subsidiaries and 50% owned affiliates lease satellite transponders on full time leases and shared leases on a "protected" or "transponder protected" basis, and full time "unprotected" leases on domestic and international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected", "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all lessors' "protected" transponders would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

         Although the Liberty Media Group believes it has taken reasonable steps to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of Liberty Media Group.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Liberty Media Group has no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites. Many of the commercial satellites now in orbit will have to be replaced in the next few years. The federal government has placed restrictions on the launching of commercial satellites by means of the space shuttle, causing manufacturers of commercial satellites to rely on alternative delivery systems to place these satellites in orbit. Additional commercial launching facilities are being developed currently, but there can be no assurance that the launch systems currently in place, or to be developed, will be able to replace the domestic communications satellites as their useful lives end.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material Changes in Results of Operations:

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

                                                                  Nine months ended September 30,
                                                     ---------------------------------------------------------
                                                                1995                         1994
                                                     -------------------------     ---------------------------
                                                                    dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

   Revenue                                              100%          $ 371,049      100%           $ 249,434
   Operating, selling, general &
      administrative                                     91%            335,828       89%             222,836
   Depreciation and amortization                          5%             19,574        4%              11,058
                                                      -----           ---------   ------            ---------

         Operating income                                 4%          $  15,647        7%           $  15,540
                                                      =====           ========    ======            =========

Electronic Retailing Services
-----------------------------

   Revenue                                              100%          $ 730,163      100%           $ 823,139
   Cost of sales                                         67%            490,402       65%             534,621
   Operating, selling, general and
      administrative                                     36%            262,997       30%             248,914
   Depreciation and amortization                          4%             32,470        3%              22,637
                                                      -----           ---------   ------            ---------

         Operating income (loss)                         (7%)         $ (55,706)       2%           $  16,967
                                                      ======          =========   ======            =========



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

Entertainment and Information Programming Services

    Revenue from Entertainment and Information Programming Services increased by 34% and 33%, or $46 million and $122 million, in the three and nine month periods ended September 30, 1995, respectively, over the corresponding periods of 1994. Liberty Media Group's regional sports programming businesses had increased revenue of $24 million and $74 million for the respective two periods. Prime Sports-West was acquired by Liberty Media Group in August 1994, and was responsible for $7 million and $42 million of the increase in the third quarter and the first nine months of 1995 revenue from Liberty Media Group's regional sports programming businesses, respectively. Other new regional sports programming businesses accounted for increases of $11 million and $14 million for the three months and nine months ended September 30, 1995. The remaining increase in the regional sports programming businesses is primarily due to direct broadcast satellite subscriber growth. Encore's six new thematic multiplex services (three launched in July 1994 and three launched in September
1994) and tv! (launched in July 1994) accounted for a combined increase in revenue of $12 million and $29 million for the quarter and the nine months ended September 30, 1995, respectively, over the quarter and the nine months ended September 30, 1994. The remaining increase in revenue of Liberty Media Group's Entertainment and Information Programming services is primarily due to a combination of growth in subscribers and rate increases.

    Operating expenses, exclusive of depreciation and amortization, increased by 22% and 34%, or $24 million and $113 million, in the 1995 third quarter and nine month period ended September 30, 1995, respectively. The new services launched during 1994 were responsible for $2 million of the increase for the quarter and $16 million of the increase for the nine months ended September 30, 1995 compared to the respective periods of 1994. Prime Sports-West was responsible for $4 million and $32 million of the increase for the two periods in expenses of Liberty Media Group's sports programming businesses. Other new businesses in the regional sports programming businesses increased expenses by $12 million and $30 million for the three month and nine month periods ending September 30, 1995, respectively, compared to the respective periods of 1994. Expenses at Liberty Media Group's regional sports programming businesses, excluding the impact of new businesses increased $12 million and $28 million for the quarter and nine months ended September 30, 1995, respectively, compared to the respective periods of 1994. Such increase was caused by programming rights fees for increased subscribers, new rights fees, and increased production costs due to a larger number of events. Higher programming costs caused by additional subscribers is the primary reason for the remaining increase in expenses.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

    Operating income for Entertainment and Information Programming Services was $20 million for the quarter and $16 million for the nine months ended September 30, 1995, respectively. This compared with operating income of $1 million in the 1994 third quarter and $16 million for the nine months ended September 30, 1994. Encore and tv! accounted for a combined increase of $12 million in operating income for the nine month and three month periods in 1995 compared to the respective periods in 1994 due to increased cable subscribers and Encore's increased direct broadcast satellite subscribers. This increase for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, was offset by a decrease in operating income in the regional sports programming businesses due to start-up costs of new businesses. The remaining increase in operating income of Liberty Media Group's Entertainment and Information Programming Services is primarily a result of growth in subscribers.

Electronic Retailing Services

    This information reflects the results of HSN, which became a consolidated subsidiary of Liberty Media Group in February 1993. HSN's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

    For the quarter and nine months ended September 30, 1995, revenue for HSN decreased $37 million, or 13%, to $240 million from $276 million and $95 million, or 12%, to $730 million from $823 million, respectively, compared to the same periods in 1994. Net sales of HSC decreased $50 million or 20%, and $131 million or 17%, for the quarter and nine months ended September 30, 1995. HSC's sales reflect decreases of 29% and 21% in the number of packages shipped while the average price per unit sold increased 18% and 7% for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The decreases in HSC sales were offset by sales increases by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND") and wholly-owned subsidiaries of HSN, HSN Mail Order, Inc., ("Mail Order") and Vela Research, Inc. ("Vela") totaling $12 million and $37 million, respectively, for the quarter and nine months ended September 30, 1995.

    Since September 1994, HSN has appointed new management personnel with expertise in merchandising and has also instituted procedures intended to improve purchasing and other merchandising practices. Management's strategies include offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise. Management attributes the decline in net sales for the quarter and nine months ended September 30, 1995, to the impact of HSN's new merchandising and programming strategies.

    Since June 5, 1995, HSN has operated two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, HSN relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, HSN relaunched the Spree! network with a casual, fun format, including new graphics, music and less scheduled programming. These changes, which are ongoing, are designed to eliminate programming redundancies, distinguish the networks and reach a broader range of potential customers.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

    HSN has made significant progress in executing these strategies, which are aimed at long-term improvement in sales by attracting new customers and increasing the frequency of repeat purchases. While management believes HSN's new merchandising and programming strategies will improve both sales and operating results, the fourth quarter of 1995, when compared to the prior year, may continue to be negatively affected by these changes. Management has also instituted additional promotional programs to help increase sales, including no interest and no payments through February 1996 for certain purchases made using HSN's private label credit card. There can be no assurance that these changes will achieve management's intended results.

    For the quarter and nine months ended September 30, 1995, cost of sales decreased $18 million, or 10%, to $162 million from $180 million and $45 million, or 8% to $490 million from $535 million, respectively, compared with the same periods in 1994. As a percentage of net sales, cost of sales increased to 68% from 66%, and 67% from 65% for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

    Cost of sales of HSC decreased $26 million and $66 million, respectively, for the quarter and nine months ended September 30, 1995. Such decrease was primarily offset by increases in cost of sales by HSND, Mail Order and Vela totaling $8 million and $21 million, respectively. As a percentage of HSC's net sales, cost of sales increased to 70% from 67% and to 70% from 66%, for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994.

    The dollar decreases in cost of sales relate to the lower sales volumes, and the increases in cost of sales percentages compared with the third quarter and first nine months of 1994 relate primarily to promotional price discounts.

    Operating expenses, exclusive of depreciation and amortization, increased by $7 million, to 37% of sales in the 1995 third quarter, compared with 30% of sales in the 1994 third quarter. Expenses increased $14 million to 36% of sales for the nine months ended September 30, 1995, compared with 30% of sales for the same period in 1994. Most of this increase was a result of selling, marketing, engineering and programming expenses related to HSND. These costs are expected to remain at this level for the remainder of 1995. In addition, HSN incurred $7.5 million in restructuring charges during the nine months ended September 30, 1995. The restructuring charges for the quarter ended September 30, 1995 of $5.4 million consist of severance costs of $2 million related to a reduction in work force, and a $2.1 million payment made to the former president and chief executive officer as provided for under his employment agreement in connection with the termination of his employment. In addition, HSN recorded a write-down of inventory totaling $1.3 million to net realizable value in connection with the pending sale of a division of Mail Order, Ortho-Vent, Inc. Included in the restructuring charges for the nine months ended September 30, 1995 is $2 million associated with the consolidation of HSN's distribution facilities.

    In August of 1995, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and other operating expenses. Although these changes resulted in some reduction in individual categories of operating expenses in the quarter ended September 30, 1995 and will result in future reductions to operating expenses, HSN incurred additional costs in the third quarter of 1995 in connection with these measures.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

    HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

Corporate Expenses

    Corporate expenses are not reflected in the preceding table. During the nine months ended September 30, 1995, corporate expenses were $11.0 million, compared with a net reversal of $2.1 million for the corresponding period in 1994. Such amounts are primarily attributable to changes in compensation expense associated with management incentive stock appreciation rights. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. Stock options and/or stock appreciation rights granted by Liberty prior to the TCI/Liberty Combination have been assumed by TCI.

     Excluding the impact of the stock appreciation rights, corporate expenses remained relatively comparable during the three months and nine months ended September 30, 1995, as compared to the same periods in 1994.

    Upon distribution of the Liberty Group Stock, certain corporate general and administrative costs will be charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges will be set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the nine months ended September 30, 1995, Liberty Media Group was allocated $2.3 million in corporate general and administrative costs by TCI.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

     Entities included in Liberty Media Group lease satellite transponder facilities from TCI. Charges by TCI for such arrangements for the nine months ended September 30, 1995 and 1994, aggregated $11,489,000 and $4,420,000, respectively.

    Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI) and others. Charges to TCI are based upon customary rates charged to others.

     HSN paid a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges by TCI were $4,554,000 and $3,812,000 for the nine months ended September 30, 1995 and 1994, respectively.

Other Income and Expense

    Dividend and interest income was $4 million and $8 million for the three month and nine month periods ended September 30, 1995, respectively and $3 million and $16 million for the corresponding two periods of 1994. The decrease was primarily the result of the repayment of an HSN note receivable in August 1994.

    Liberty Media Group's share of losses of affiliates was $17 million and $2 million for the third quarter of 1995 and 1994, respectively. The increase in losses is primarily due to the share of losses of Court. Due to the additional $29 million investment in Court made in August 1995, Liberty Media Group's share of losses of Court for the third quarter, which amounted to $19 million, included an adjustment to reflect Liberty Media Group's share of previously unrecognized losses of Court aggregating $18 million. These losses were not recognized in prior periods to the extent Liberty Media Group's investment in Court had been reduced to zero. Liberty Media Group's share of losses from affiliates was $16 million for the nine months ended September 30, 1995 compared with share of earnings from affiliates of $21 million for the nine months ended September 30, 1995. This increase in losses was partially due to the sale of substantially all of Liberty Media Groups interest in AMC in July 1994, which investment contributed $9 million to the 1994 earnings. The previously unrecognized losses in Court contributed $18 million to the losses for the nine month period of 1995. Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC decreased from earnings of $6 million during the nine months ended September 30, 1994 to losses of $1 million for the same period of 1995. This is primarily the result of increased interest expense on additional debt arising from the QVC Merger as well as compensation resulting from stock option redemptions in the QVC Merger. Liberty Media Group's share of losses increased by $8 million due to share of losses in Australia.

In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group has not yet determined the financial statement impact of the adoption of Statement No. 121.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets
                                  (unaudited)


                                                                            September 30,        December 31,
                                                                                1995                1994 *
                                                                         ------------------   -----------------
Assets                                                                            amounts in millions
------
Cash                                                                        $       124                    11

Trade and other receivables, net                                                    201                   206

Prepaid expenses                                                                     45                    22

Prepaid program rights                                                               30                    13

Committed film inventory                                                             68                    36

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 4)                                                           1,777                 1,019

Property and equipment, at cost:
   Land                                                                              72                    69
   Distribution systems                                                           9,385                 7,705
   Support equipment and buildings                                                1,130                   935
                                                                            -----------               -------
                                                                                 10,587                 8,709
   Less accumulated depreciation                                                  3,644                 3,027
                                                                            -----------               -------
                                                                                  6,943                 5,682
                                                                            -----------               -------

Franchise costs                                                                  13,735                11,152
   Less accumulated amortization                                                  1,957                 1,708
                                                                            -----------               -------
                                                                                 11,778                 9,444
                                                                            -----------               -------

Other assets, at cost, net of amortization                                          934                   688
                                                                            -----------               -------

                                                                            $    21,900                17,121
                                                                            ===========               =======


* Restated - see note 9.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)




                       Combined Balance Sheets, continued
                                  (unaudited)


                                                                             September 30,        December 31,
                                                                                 1995                1994 *
                                                                           ---------------       ---------------
Liabilities and Combined Equity                                                     amounts in millions
-------------------------------
Accounts payable                                                             $      138                    90

Accrued interest                                                                    166                   183

Accrued programming expense                                                         256                   207

Other accrued expenses                                                              366                   408

Debt (note 6)                                                                    12,437                11,068

Deferred income taxes                                                             4,363                 3,363

Other liabilities (note 9)                                                          174                   170
                                                                             ----------             ---------

      Total liabilities                                                          17,900                15,489
                                                                             ----------             ---------

Minority interests in equity
   of consolidated subsidiaries                                                     582                   314

Redeemable preferred stock (note 7)                                                 474                   168

Combined equity (note 8):
   Combined equity, including preferred
      stocks                                                                      2,884                 2,559
   Cumulative foreign currency
      translation adjustment                                                         (3)                   (4)
   TCI Group unrealized holding gains (losses)
      for available-for-sale securities, net of taxes                                71                    (5)
   Due from Liberty Media Group                                                      (8)                  (29)
   Liberty Media Group unrealized holding
      gains for available-for-sale securities,
      net of taxes                                                                   --                   131
   Interest in Liberty Media Group                                                   --                (1,502)
                                                                             ----------             ---------

         Combined equity                                                          2,944                 1,150
                                                                             ----------             ---------

Commitments and contingencies (note 11)

                                                                             $   21,900                17,121
                                                                             ==========             =========


* Restated - see note 9.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Operations
                                  (unaudited)

                                                                 Three months              Nine months
                                                                     ended                    ended
                                                                 September 30,            September 30,
                                                              ------------------        ------------------
                                                               1995        1994 *        1995        1994 *
                                                              ------       -----        ------       -----
                                                                          amounts in millions,
                                                                        except per share amounts
Revenue                                                     $  1,404       1,043         3,897       3,144

Operating costs and expenses:
   Operating                                                     446         300         1,219         881
   Programming charges from Liberty
      Media Group (note 9)                                        18           8            53          34
   Selling, general and administrative                           436         312         1,157         902
   Charges to Liberty Media Group (note 9)                        (6)         (3)          (18)         (8)
   Compensation relating to stock
      appreciation rights                                          6          12            22          --
   Adjustment to compensation relating to
      stock appreciation rights                                   --          --            --          (6)
   Depreciation                                                  220         159           637         499
   Amortization                                                   97          74           267         221
                                                            --------    --------     ---------    --------
                                                               1,217         862         3,337       2,523
                                                            --------    --------     ---------    --------

         Operating income                                        187         181           560         621

Other income (expense):
   Interest expense                                             (258)       (207)         (735)       (572)
   Interest and dividend income                                   15           7            28          15
   Interest income from Liberty Media
      Group (note 9)                                              --           1             2           2
   Gain on sale of subsidiary stock (note 10)                    123          --           123          --
   Share of losses of other affiliates,
      net (note 4)                                               (47)        (23)         (120)        (54)
   Minority interests in losses of
      consolidated subsidiaries, net                              10           2            20           2
   Other, net                                                    (19)         (5)          (27)         (4)
                                                            --------    ---------    ---------    --------
                                                                (176)       (225)         (709)       (611)
                                                            --------    --------     ---------    --------

         Earnings (loss) before income taxes                      11         (44)         (149)         10

Income tax benefit (expense)                                      31         (24)           77         (80)
                                                            --------    --------     ---------    --------

         Earnings (loss) before earnings
            (loss) of Liberty Media Group
            through the date of Distribution (note 1)             42         (68)          (72)        (70)

Earnings (loss) of Liberty Media Group
   through the date of Distribution (note 1)                      (3)        107           (17)        133
                                                            --------    --------     ---------    --------
         Net earnings (loss)                                      39          39           (89)         63

Dividend requirements on
   preferred stocks                                               (9)         (3)          (26)         (3)
                                                            --------    --------     ---------    --------

         Net earnings (loss) attributable to
            common shareholders                             $     30          36          (115)         60
                                                            ========    ========     =========    ========

Loss attributable to common shareholders
   per common share (note 2)                                $   (.09)                     (.09)
                                                            ========                 =========

* Restated - see note 9.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                      Nine months ended September 30, 1995
                                  (unaudited)

                                                                       TCI
                                                                      Group                            Liberty
                                                                    unrealized                          Media
                                                                     holding                            Group
                                        Combined      Cumulative      gains                           unrealized
                                         equity,       foreign     (losses) for     Due From          gains for
                                        including      currency     available-       Liberty          available-
                                        preferred    translation     for-sale         Media            for-sale
                                         stocks       adjustment    securities        Group          securities *
                                         ------       ----------    ----------      ---------        ------------
                                                         amounts in millions
Balance at January 1, 1995 *               $ 2,559             (4)           (5)        (29)                  131

   Net loss                                    (89)            --            --          --                    --
   Purchase of programming from
      Liberty Media Group                       --             --            --          13                    --
   Cost allocations to Liberty
      Media Group                               --             --            --          (4)                   --
   Allocation of compensation
      relating to stock
      appreciation rights                       --             --            --           3                    --
   Interest income from Liberty
      Media Group                               --             --            --          --                    --
   Intergroup tax allocation
      to Liberty Media Group                    --             --            --          (5)                   --
   Turner Broadcasting System,
      Inc. ("TBS") stock received in
      acquisition transferred to
      Liberty Media Group                       --             --            --          --                    --
   Net cash transfers to Liberty
      Media Group                               --             --            --          14                    --
   Change in unrealized gains
      for available-for-sale
      securities                                --             --            76          --                   116
   Foreign currency translation
      adjustment                                --              1            --          --                    --
   Accreted dividends on TCI
      preferred stock subject to
      mandatory redemption
      requirements                             (18)            --            --          --                    --
   Payment of TCI preferred stock
      dividends                                (10)            --            --          --                    --
   Issuance of TCI Class A
      common stock for
      acquisitions and investments           1,378             --            --          --                    --
   Issuance of TCI Class A
      common stock for acquisition
      by Liberty Media Group                    10             --            --          --                    --
   Cash paid by TCI Group for
      investment by Liberty Media
      Group contributed to Liberty
      Media Group's combined equity             --             --            --          --                    --
   Proceeds from issuances of
      TCI Class A common stock
      in public and private
      offerings                                431             --            --          --                    --
   Distribution of TCI Series A
      and Series B Liberty Media
      Group common stock to
      TCI common shareholders               (1,371)            --            --          --                  (247)
   Costs associated with
      Distribution to shareholders              (6)            --            --          --                    --
                                           -------       --------      --------     -------              --------

Balance at September 30, 1995              $ 2,884             (3)           71          (8)                   --
                                           =======       ========     =========     =======              ========




                                            Interest
                                               in
                                             Liberty
                                              Media             Combined
                                             Group *             equity
                                             -------             -------
                                                amounts in millions
Balance at January 1, 1995 *                (1,502)               1,150

   Net loss                                     17                  (72)
   Purchase of programming from
      Liberty Media Group                       40                   53
   Cost allocations to Liberty
      Media Group                              (14)                 (18)
   Allocation of compensation
      relating to stock
      appreciation rights                       (7)                  (4)
   Interest income from Liberty
      Media Group                               (2)                  (2)
   Intergroup tax allocation
      to Liberty Media Group                    --                   (5)
   Turner Broadcasting System,
      Inc. ("TBS") stock received in
      acquisition transferred to
      Liberty Media Group                       (7)                  (7)
   Net cash transfers to Liberty
      Media Group                              (15)                  (1)
   Change in unrealized gains
      for available-for-sale
      securities                              (116)                  76
   Foreign currency translation
      adjustment                                --                    1
   Accreted dividends on TCI
      preferred stock subject to
      mandatory redemption
      requirements                              --                  (18)
   Payment of TCI preferred stock
      dividends                                 --                  (10)
   Issuance of TCI Class A
      common stock for
      acquisitions and investments              --                1,378
   Issuance of TCI Class A
      common stock for acquisition
      by Liberty Media Group                   (10)                  --
   Cash paid by TCI Group for
      investment by Liberty Media
      Group contributed to Liberty
      Media Group's combined equity             (2)                  (2)
   Proceeds from issuances of
      TCI Class A common stock
      in public and private
      offerings                                 --                  431
   Distribution of TCI Series A
      and Series B Liberty Media
      Group common stock to
      TCI common shareholders                1,618                   --
   Costs associated with
      Distribution to shareholders              --                   (6)
                                        ----------             --------
Balance at September 30, 1995                   --                2,944
                                        ==========             ========


* Restated - see note 9.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                        --------------------
                                                                                         1995           1994
                                                                                        ------         ------
                                                                                         amounts in millions
                                                                                            (see note 4)
Cash flows from operating activities:
   Net loss before net earnings
      or loss of Liberty Media Group*                                                     (72)            (70)
   Adjustments to reconcile net loss before
      net earnings or loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                                     904            720
         Compensation relating to stock
            appreciation rights                                                             22             --
         Adjustment to compensation relating to stock
            appreciation rights                                                             --             (6)
         Share of losses of other affiliates                                               120             54
         Gain on sale of subsidiary stock                                                 (123)            --
         Deferred income tax expense (benefit)                                            (111)            64
         Minority interests in losses                                                      (20)            (2)
         Noncash interest and dividend income                                               (9)            (7)
         Other noncash charges (credits)                                                     8             --
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                        28            (14)
               Change in prepaids                                                          (60)           (36)
               Change in accruals and payables                                              14             29
               Change in accrued interest                                                  (22)           (14)
                                                                                        ------         ------
                 Net cash provided by operating activities                                 679            718
                                                                                        ------         ------

Cash flows from investing activities:
   Cash paid for acquisitions                                                             (213)          (116)
   Capital expended for property and equipment                                          (1,170)          (947)
   Proceeds from disposition of assets                                                      29             34
   Additional investments in and
      loans to affiliates and others                                                      (900)          (306)
   Change in due from Liberty Media Group                                                   21             --
   Change in interest in Liberty Media Group                                                16            247
   Repayment of loans by affiliates and others                                              18             33
   Return of capital from affiliates                                                         1             22
   Other investing activities                                                             (196)          (257)
                                                                                        ------         ------
                 Net cash used in investing activities                                  (2,394)        (1,290)
                                                                                        ------         ------

Cash flows from financing activities:
   Change in cash overdraft                                                                 --             10
   Borrowings of debt                                                                    6,926          3,015
   Repayments of debt                                                                   (5,952)        (2,459)
   Preceeds from sale of subsidiary stock                                                  445             --
   Preferred stock dividends of subsidiaries                                                --             (3)
   Preferred stock dividends                                                               (22)            --
   Issuance of common stock                                                                431             --
                                                                                        ------        -------
                 Net cash provided by financing activities                               1,828            563
                                                                                        ------        -------

                 Net increase (decrease) in cash                                           113             (9)

                    Cash at beginning of period                                             11              9
                                                                                        ------        -------

                    Cash at end of period                                               $  124             --
                                                                                        ======        =======

* Net earnings or loss of Liberty Media Group does not provide or use funds.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





                               September 30, 1995
                                  (unaudited)


(1)      Liberty Group Stock

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock.

         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group common stock, the Series A and Series B TCI Group common stock is intended to reflect the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TCI's International Cable and Programming unit ("TCI International") and (iii) TCI's Technology/Venture Capital unit. Liberty Media Group includes the businesses of Tele-Communications, Inc. and Liberty Media Corporation which distribute cable television programming services. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group".


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

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group common stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group common stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty Media Group financial information.

         Dividends on the TCI Group common stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group common stock are based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group common stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre- Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition, the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post-Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         A number of wholly-owned subsidiaries which are part of TCI Group owned shares of TCI Class A common stock and TCI preferred stock ("Subsidiary Shares"). Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti- dilution provisions set forth therein, to the holders of securities convertible into TCI Class A common stock and TCI Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would be attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of TCI Class A common stock and TCI Class B common stock, and TCI Group does not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). See note
         7. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; TCI International and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to TCI International.

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

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCI Group has not yet determined the financial statement impact of the adoption of Statement No. 121.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(2)      Loss Per Common Share

         The loss attributable to common shareholders per common share for the period from the Distribution to September 30, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common shareholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (656.4 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest and income taxes is as follows:

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                         --------------------
                                                                                         1995           1994
                                                                                         -----          -----
                                                                                          amount in millions
                                                                                         --------------------
                 Cash paid for interest                                                  $   757          575
                                                                                         =======      =======
                 Cash paid for income taxes                                              $    53           27
                                                                                         =======      =======

         Significant noncash investing and financing activities are as follows:

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                                -----------------
                                                                                               1995           1994
                                                                                              ------         ------
                                                                                               amounts in millions
                 Cash paid in acquisitions:
                    Fair value of assets acquired                                             $ 3,365          123
                    Liabilities assumed                                                          (494)         (18)
                    Deferred tax liability recorded
                       in acquisitions                                                         (1,095)         (33)
                    Minority interests in equity of
                       acquired entities                                                           42           (7)
                    Common stock issued in acquisitions                                        (1,305)          --
                    Redeemable preferred stock issued
                       in acquisition                                                            (300)          --
                    Fees incurred in the TCI/Liberty Combination                                   --            8
                    Increase in due from Libery Media Group                                        --           43
                                                                                              -------      -------

                       Cash paid in acquisitions                                              $   213          116
                                                                                              =======      =======
                 TBS stock received in acquisition transferred
                    to Liberty Media Group                                                    $     7           --
                                                                                              =======      =======



                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                                                                                       Nine months ended
                                                                                          September 30,
                                                                                      --------------------
                                                                                       1995           1994
                                                                                      ------         ------
                                                                                     amounts in millions

                 Common stock issued in exchange for
                    cost investment                                                 $     73             --
                                                                                    ========       ========

                 Effect of foreign currency translation
                    adjustment on book value of foreign
                    equity investments                                              $      1             24
                                                                                    ========       ========

                 Unrealized gains, net of deferred income
                    taxes, on available-for-sale securities
                    as of January 1, 1994                                           $     --            356
                                                                                    ========       ========

                 Change in unrealized gains, net of deferred
                    income taxes, on available-for-sale
                    securities exclusive of unrealized
                    gains recorded in the TCI/Liberty
                    Combination                                                     $    192            105
                                                                                    ========       ========

                 Accrued preferred stock dividends                                  $      4              3
                                                                                    ========       ========

                 Issuance of TCI Class A common stock
                    for acquisition by Liberty Media Group                          $     10             --
                                                                                    ========       ========

                 Distribution of TCI Series A and Series B
                    Liberty Group Stock to TCI common
                    shareholders                                                    $  1,618             --
                                                                                    ========       ========

                 Change in deferred income taxes due to
                    implementation of tax sharing agreement                         $      2             --
                                                                                    ========       ========

                 Issuance of subsidiary stock for
                    equity investment                                               $     11             --
                                                                                    ========       ========

                 Common stock issued to subsidiary in
                    exchange for investment                                         $      1             --
                                                                                    ========       ========

                 Deferred tax assets transferred to
                    Liberty Media Group                                             $      2             --
                                                                                    ========       ========

                 Noncash exchange of equity investments
                    and consolidated subsidiaries for
                    consolidated subsidiary                                         $     --             38
                                                                                    ========       ========

                 Common stock issued upon conversion of
                    redeemable preferred stock                                      $     --             18
                                                                                    ========       ========

                 Common stock issued upon conversion
                    of notes                                                        $     --              3
                                                                                    ========       ========

                 Issuance of convertible preferred stock
                    for acquisition by Liberty Media Group                          $     --            168
                                                                                    ========       ========



                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                        Nine months ended
                  Combined Operations                                                      September 30,
                  -------------------                                                  ---------------------
                                                                                        1995           1994
                                                                                       ------         ------
                                                                                        amounts in millions
                     Revenue                                                          $  1,352            986
                     Operating expenses                                                 (1,140)          (835)
                     Depreciation and amortization                                        (289)          (235)
                                                                                      --------       --------

                        Operating loss                                                     (77)           (84)

                     Interest expense                                                     (159)          (109)
                     Other, net                                                            (15)          (104)
                                                                                      --------       --------

                        Net loss                                                      $   (251)          (297)
                                                                                      ========       ========



         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at September 30, 1995 were MajorCo, L.P. ("MajorCo"), a partnership formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $675 million) (see note 10), TeleWest Communications plc (carrying value of $424 million) and Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $142 million).

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Acquisitions

         As of January 26, 1995, TCI Group and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCI Group. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D (the "Series D Preferred") with an aggregate initial liquidation value of $300 million (see note 7).


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         On April 25, 1995, TCI International acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million (including a previously paid $20 million deposit) and TCI International's issuance of $87 million principal amount of secured negotiable promissory notes payable (the
         "Cablevision Notes") to the selling shareholders.   TCI International
         has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         The acquisitions of TeleCable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of TCI Group since their respective dates of acquisition. On a pro forma basis, TCI Group's revenue, net loss and net loss attributable to common shareholders would have been increased by $93 million, $6 million and $7 million, respectively, for the nine months ended September 30, 1995; and revenue would have increased by $323 million, and net earnings and earnings attributable to common shareholders would have been reduced by $1 million and $13 million, respectively, for the nine months ended September 30, 1994 had such acquired entities been combined with TCI Group on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCI Group operated the acquired entities since January 1, 1994.

         Comcast had the right, through December 31, 1994, to require TCI Group to purchase or cause to be purchased from Comcast all shares of Heritage Communications, Inc. ("Heritage") directly or indirectly owned by Comcast for either cash or assets or, at TCI Group's election shares of TCI common stock. On October 24, 1994, TCI Group and Comcast entered into a purchase agreement whereby TCI Group would repurchase the entire 19.9% minority interest in Heritage owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which was payable in shares of TCI Class A common stock. Such acquisition was consummated in the first quarter of 1995.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





(6) Debt

    Debt is summarized as follows:

                                                                            September 30,        December 31,
                                                                               1995                 1994
                                                                          ---------------       ---------------
                                                                                   amounts in millions

          Senior notes                                                        $   6,704                 5,387
          Bank credit facilities                                                  3,294                 4,011
          Commercial paper                                                        1,157                   445
          Notes payable                                                             964                 1,024
          Convertible notes (a)                                                      45                    45
          Cablevision Notes (b)                                                      78                    --
          Other debt                                                                195                   156
                                                                              ---------              --------
                                                                              $  12,437                11,068
                                                                              =========              ========


         (a) These convertible notes, which are stated net of unamortized discount of $186 million at September 30, 1995 and December 31, 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Series A TCI Group common stock and 9,676,894 shares of Series A Liberty Group Stock. See note 1.

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

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group as pledged 100,524,364 shares of Series A TCI Group common stock held by a subsidiary of TCI Group.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         In order to achieve the desired balance between variable and fixed rate indebtedness, the TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at September 30, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at September 30, 1995. During the nine months ended September 30, 1995 and 1994, the TCI Group's net payments pursuant to the Fixed Rate Agreements were $1 million and $13 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were less than $1 million and $33 million, respectively.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional       Expiration        Interest Rate     Notional
                   Date            To Be Paid      Amount           Date          To Be Received      Amount
              --------------      -------------    ------      --------------     --------------      ------
          April 1996                  9.9%           $   30    April 1996              6.8%           $     50
          May 1996                    8.3%               50    July 1996               8.2%                 10
          June 1996                   6.1%               42    August 1996             8.2%                 10
          July 1996                   8.2%               10    September 1996          4.6%                150
          August 1996                 8.2%               10    April 1997              7.0%                200
          November 1996               8.9%              150    September 1998        4.8%-5.2%             300
          October 1997              7.2%-9.3%            80    April 1999              7.4%                100
          December 1997               8.7%              230    September 1999        7.2%-7.4%             300
                                                     ------    February 2000         5.8%-6.6%             650
                                                     $  602    March 2000            5.8%-6.0%             675
                                                       ====    September 2000          5.1%                 75
                                                                                                       -------
                                                                                                       $ 2,520
                                                                                                       =======


         TCI Group is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         In order to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate hedge agreements on notional amounts of $225 million which fix the maximum variable interest rates at 11%. Such agreements expire during the fourth quarter of 1995.

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at September 30, 1995, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCI Group would be required to pay $27 million at September 30, 1995 to terminate the agreements.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The fair value of the debt attributable to the TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,437 million, was $12,801 million at September 30, 1995.

         Certain subsidiaries attributed to the TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

(7)      Redeemable Preferred Stock

         Convertible Preferred Stock,"Series C Preferred Stock". TCI has issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI .

         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of Series A TCI Group common stock and 25 shares of Series A Liberty Group Stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of
         (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and
         (ii) above, to such date of determination.

         Subject to the prior preferences and other rights of any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock, the holders of Series C Preferred Stock are entitled to receive and, subject to any prohibition or restriction contained in any instrument evidencing indebtedness of TCI, TCI is obligated to pay preferential cumulative cash dividends out of funds legally available therefor. Dividends accrue cumulatively at an annual rate of 5-1/2% of the liquidation value per share, whether or not such dividends are declared or funds are legally or contractually available for payment of dividends, except that if TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, dividends will thereafter accrue cumulatively at an annual rate of 15% of the liquidation value per share. Accrued dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing on the first dividend payment date after the issuance of the Series C Preferred Stock. Dividends not paid on any dividend payment date will be added to the liquidation value on such date and remain a part thereof until such dividends and all dividends accrued thereon are paid in full. Dividends accrue on unpaid dividends at the rate of 5-1/2% per annum, unless such dividends remain unpaid for two consecutive quarters in which event such rate will increase to 15% per annum. The Series C Preferred Stock ranks prior to the TCI common stock and Class B Preferred Stock and pari passu with the Series F Preferred Stock with respect to the declaration and payment of dividends.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Upon the dissolution, liquidation or winding up of TCI, holders of the Series C Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value. The Series C Preferred Stock will rank prior to the TCI common stock and Class B Preferred Stock and pari passu with the Series F Preferred Stock as to any such distributions.

         The Series C Preferred Stock is subject to optional redemption at any time after the seventh anniversary of its issuance, in whole or in part, by TCI at a redemption price, per share, equal to the then liquidation value of the Series C Preferred Stock. Subject to the rights of any other class or series of TCI's preferred stock ranking pari passu with the Series C Preferred Stock, the series C Preferred Stock is required to be redeemed by TCI at any time after such seventh anniversary at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

         For so long as any dividends are in arrears on the Series C Preferred Stock or any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Series C Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not redeem or otherwise acquire any shares of Series C Preferred Stock, any such parity stock or any class or series of its preferred stock ranking junior (including the TCI common stock and Series C Preferred Stock) unless all then outstanding shares of Series C Preferred Stock and such parity stock are redeemed. If TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, and until all such shares are redeemed in full, TCI may not redeem any such parity stock or junior stock, or otherwise acquire any shares of such stock or Series C Preferred Stock. Nothing contained in the two immediately preceding sentences shall prevent TCI from acquiring (i) shares of Series C Preferred Stock and any such parity stock pursuant to a purchase or exchange offer made to holders of all outstanding shares of Series C Preferred Stock and such parity stock, if (a) as to holders of all outstanding shares of Series C Preferred Stock, the terms of the purchase or exchange offer for all such shares are identical, (b) as to holders for all outstanding shares of a particular series or class of parity stock, the terms of the purchase or exchange offer for all such shares are identical and (c) as among holders of all outstanding shares of Series C Preferred Stock and parity stock, the terms of each purchase or exchange offer are substantially identical relative to the respective liquidation prices of the shares of Series C Preferred Stock and each series or class of such parity stock, or (ii) shares of Series C Preferred Stock, parity stock or junior stock in exchange for, or through the application of the proceeds of the sale of, shares of junior stock.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Series C Preferred Stock is subject to restrictions on transfer although it has certain customary registration rights with respect to the underlying shares of TCI Group and Liberty Media Group common stock. The Series C Preferred Stock may vote on all matters submitted to a vote of the holders of the TCI common stock, has one vote for each share of TCI Group and Liberty Media Group common stock into which the shares of Series C Preferred Stock are converted for such purpose, and may vote as a single class with the TCI common stock. The Series C Preferred Stock has no other voting rights except as required by the Delaware General Corporation Law ("DGCL") and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock is necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock.

         Convertible Preferred Stock, Series D. TCI issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 4).

         The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the Series A TCI Group common stock, the Series B TCI Group common stock, the Series A Liberty Media Group common Stock, the Series B Liberty Media Group common stock and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series F Preferred Stock and the Series C Preferred Stock.

         Prior to the Distribution, 431 shares of Series D Preferred Stock were converted into 4,310 shares of TCI Class A common stock. Subsequent to the Distribution, each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group common stock and 2.5 shares of Series A Liberty Group stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 1.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Shares of Series D Preferred Stock are redeemable for cash at the option of the holder at any time after the tenth anniversary of the issue date at a price equal to the liquidation value in effect as of the date of the redemption. Shares of Series D Preferred Stock may also be redeemed for cash at the option of TCI after the fifth anniversary of the issue date at such redemption price or after the third anniversary of the issue date if the market value per share exceeds certain defined levels for periods specified in the certificate of designation.

         If TCI fails to effect any required redemption of Series D Preferred Stock, the holders thereof will have the option to convert their shares of Series D Preferred Stock into common stock at a conversion rate of 95% of the then current market value of common stock, provided that such option may not be exercised unless the failure to redeem continues for more than a year.

         Except as required by law, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the shareholders of TCI.

         Convertible Redeemable Participating Preferred Stock, Series F. Immediately prior to the record date for the Distribution, TCI Group caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. TCI Group is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group common stock. Such shares of Series A TCI Group common stock are reflected as treasury stock in the accompanying consolidated financial statements.

         Each share of Series F Preferred Stock was convertible into 1,000 shares of Series A TCI Group common stock, subject to antidilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group common stock issuable upon conversion in the event of any non-cash dividend or distribution of the Series A TCI Group common stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock such that each holder has the right to receive upon conversion 1,287.51 shares of Series A TCI Group common stock.


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

         Upon the dissolution, liquidation or winding up of TCI, holders of the Series F Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of Series A TCI Group common stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group common stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Series A TCI Group common stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

(8)      Combined Equity

         General

         The rights of holders of the TCI Group common stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group common stock to the aggregate market capitalization, as defined, of the TCI Group common stock and the Liberty Group Stock.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Preferred Stock

         Class A Preferred Stock. TCI is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 592,797 shares. Such preferred stock eliminated in consolidation. The holders of the Class A Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

         Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. TCI is authorized to issue 1,675,096 shares of Class B
         Preferred Stock. All such shares are issued and outstanding. Subsidiaries of TCIC hold 55,070 of such issued and outstanding shares.

         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), commencing March 1, 1995, and, in the sole discretion of the Board, may be declared and paid in cash, in shares Series A TCI Group common stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of Series A TCI Group common stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of Series A TCI Group common stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of Series A TCI Group common stock by the Average Market Price of the Series A TCI Group common stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of Series A TCI Group common stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         In the event of any liquidation, dissolution or winding up of TCI, the holders of Class B Preferred Stock will be entitled, after payment of preferential amounts on any class or series of stock ranking prior to the Class B Preferred Stock with distribution to stockholders an amount in cash or property or a plus all accumulated and accrued but unpaid dividends thereon to and including the redemption date. TCI does not have any mandatory obligation to redeem the Class B Preferred Stock as of any fixed date, at the option of the holders or otherwise.

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

         The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock, the Class A Preferred Stock and any other class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the DGCL.

         Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the Board.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         All shares of any one series of the TCI Series Preferred Stock are required to be alike for every particular and all shares are required to rank equally and be identical in all respects, except insofar as they may vary with respect to matters which the Board is expressly authorized by the TCI Charter to determine in the resolution or resolutions providing for the issue of any series of the TCI Series Preferred Stock.

         Redeemable Convertible Preferred Stock, Series E. In connection with the Reorganization, the Board created and authorized the issuance of the Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. TCI is authorized to issue 400,000 shares. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. All such preferred stock eliminated in consolidation. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

         Stock Options and Stock Appreciation Rights

         Certain key employees of the TCI Group hold options with tandem stock appreciation rights to acquire TCI Group Series A common stock and Liberty Media Group Series A common stock. Estimates of the compensation relating to the options and/or stock appreciation rights granted to such employees have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of TCI Group Series A common stock and Liberty Media Group Series A common stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





(9)      Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During the nine months ended September 30, 1995, Liberty Media was allocated $2,300,000 in corporate general and administrative costs by TCI Group.

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

         Liberty Media Group has a 49.9% partnership interest in QE+Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through 2005, up to a maximum amount of $350 million, $90 million of which is required in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on its special capital contributions of up to $200 million beginning five years from the date of the contribution or January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each be obligated to fund such cash requirements in proportion to their respective ownership percentages.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements





         TCI Group has also entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 are anticipated to aggregate approximately $30 million to $40 million.
         The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

         Liberty Media Group also has the right to acquire an additional 10.1% general partnership interest in QE+ based on a formula designed to approximate the fair value of the interest. Such right is exercisable for a period of ten years beginning January 1, 1999 after QE+ has had positive cash flow for two consecutive calendar quarters. The right is exercisable only after all special capital contributions from TCI Group have been repaid, including the preferred return thereon.

         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. Payment of such fees is subordinated to the repayment of the TCI Group special capital contributions and the preferred return thereon. In addition, effective July 1, 1995, Liberty Media Group will earn a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+, estimated to be approximately $1.2 million for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Subsidiaries of Liberty Media Group lease office space and satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for the nine months ended September 30, 1995 and 1994, aggregated $11 million, and $4 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $5 million and $4 million for the nine months ended September 30, 1995 and 1994, respectively.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During the first quarter of 1995, Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. As a result, TCI Group restated its Interest in Liberty Media Group, its unrealized gain on available-for-sale securities and accumulated deficit by $122 million, $127 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in the earnings from Liberty Media Group of $2 million for the nine months ended September 30, 1994.

         Subsequent to the TCI/Liberty Combination, TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty Media Corporation separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

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

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to the Liberty Media Group will be reflected entirely in the combined financial statements of the Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock, the consideration for which is charged to Liberty Media Group, will be reflected entirely in the combined financial statements of Liberty Media Group, and the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group, will be attributed entirely to TCI Group.

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

         A tax sharing agreement (the "Tax Sharing Agreement") among TCI Group and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-exisiting tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCI Group will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCI Group to the extent that TCI Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCI Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains and the tax basis of assets are inventoried and tracked for the entities comprising TCI Group. In connection with the implementation of the Tax Sharing Agreement, TCI Group recorded an increase to its deferred income tax liability and a decrease to its combined equity of $2 million.

(10)     Sale of Subsidiary Stock

         On July 18, 1995, TCI International completed an initial public offering (the "IPO") in which it sold 20 million shares of TCI International Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. Also in July 1995, TCI International issued 687,500 Shares of TCI International Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, TCI Group has recognized a nonrecurring gain amounting to $123 million (before deducting the related deferred income tax expense of $50 million). Subsequent to the IPO and the TYC Acquisition, TCI owns 82% of the issued and outstanding stock of TCI International.

(11)     Commitments and Contingencies

         During 1994, TCI Group, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCI Group owns a 30% interest, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

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

         In March of 1995, TCI Group, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCI Group has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCI Group's cable facilities for the provision of telephony services is expected to be substantial.

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

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCI Group's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay- per-view services.

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


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by the Company. If the proposed resolution is accepted by the FCC, the Company will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 (aggregating approximately $9 million). Such amount had previously been accrued by the Company. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. The Company has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, the Company will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, the Company does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period will end 30 days from October 30, 1995.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $229 million at September 30, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through December 31, 2005 (the "Film Licensing Obligations"). As of September 30, 1995, these agreements require minimum payments aggregating approximately $290 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has also committed to provide additional debt or equity funding to certain of its affiliates. At September 30, 1995, such commitments aggregated $124 million.

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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)





Management's Discussion and Analysis of
  Financial Condition and Results of Operations

(1) Material changes in financial condition:

    On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock will not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group to its security holders of record on August 4, 1995. Additionally, shareholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A TCI Group and Series B TCI Group common stock.

    Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group common stock, the Series A and Series B TCI Group common stock is intended to reflect the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TCI International and
(iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group".

    On January 27, 1994, TCIC and Liberty entered into a definitive merger agreement to combine the two companies. The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of TCI Group reflect the combination of the historical financial information of the assets of TCI and Liberty which have not been attributed to Liberty Media Group. For periods prior to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the corresponding consolidated financial statements of TCI and subsidiaries and Liberty and subsidiaries. For periods subsequent to the TCI/Liberty Combination, the combined financial statements of TCI Group and Liberty Media Group comprise all the accounts included in the corresponding consolidated financial statements of TCI and subsidiaries.

    Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group common stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)





(1) Material changes in financial condition (continued):


    Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition and TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group common stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty Media Group financial information.

    Dividends on the TCI Group common stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group common stock would be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)





(1) Material changes in financial condition (continued):

    After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group common stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. Such convertible or exchangeable preferred stock and debt securities and options outstanding on the record date for the Distribution are referred to as "Pre-Distribution Convertible Securities." The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of Pre-Distribution Convertible Securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of Pre-Distribution Convertible Securities consisting of options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group. If Pre-Distribution Convertible Securities remain outstanding at the time of any disposition of all or substantially all of the properties and assets of Liberty Media Group and TCI elects to distribute to holders of Liberty Group Stock their proportionate interest in the net proceeds of the disposition the proportionate interest of the holders of Liberty Group Stock will be determined on a basis that allocates to TCI Group a portion of such net proceeds, in addition to the portion attributable to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI on any post- Distribution conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to the record date for the disposition. Likewise, if Pre-Distribution Convertible Securities remain outstanding at the time of any redemption for all the outstanding shares of Liberty Group Stock in exchange for stock of any one or more wholly-owned subsidiaries of TCI which hold all of the assets and liabilities of the Liberty Media Group, the portion of the shares of such subsidiaries deliverable in redemption of the outstanding shares of Liberty Group Stock will be determined on a basis that allocates to the TCI Group a portion of the shares of such subsidiaries, in addition to the number of shares so allocated in respect to any Inter-Group Interest, sufficient to provide for the payment of the portion of the consideration payable by TCI upon any post-redemption conversion, exercise or exchange of Pre-Distribution Convertible Securities that becomes so payable in substitution for shares of Liberty Group Stock that would have been issuable upon such conversion, exercise or exchange if it had occurred prior to such redemption.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

     A number of wholly-owned subsidiaries which are part of TCI Group owned shares of Class A common stock and preferred stock of TCI. Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would be attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock, and TCI Group does not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock. Therefore, TCI has determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F. See
note 7. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

  Immediately prior to the record date for the Distribution, TCI Group caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. TCI Group is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group common stock.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

    Prior to the Distribution of Liberty Group Stock, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution of Liberty Group Stock, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter- Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with TCI Group. If Liberty Media Group were consolidated with TCI Group, the financial position, results of operations, and cash flows of TCI Group would equal the financial position, results of operations and cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

    Subsequent to the TCI/Liberty Combination, TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty Media Corporation separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution of the Liberty Group Stock, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)





(1) Material changes in financial condition (continued):

    For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, Series A TCI Group common stock and Series B TCI Group common stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

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

    On July 18, 1995, TCI International completed the IPO in which it sold 20 million shares of TCI International Series A common stock to the public for aggregate consideration of $16.00 per share aggregating $320 million, before deducting related expenses ( approximately $19 million). The shares sold to the public represented 17% of TCI International's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock.

    During 1994, TCI Group, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCI Group owns a 30% interest, the partners have been participating in PCS Auctions of broadband PCS licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis- St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses is approximately $2.1 billion.

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

    During 1994, subsidiaries of Cox, Sprint and TCI Group also formed PhillieCo, in which the TCI Group owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

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

    In March of 1995, TCI Group, Comcast, Cox and Sprint formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed NewTelco to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. NewTelco will serve its customers primarily through the cable television facilities of cable television operators that affiliate with NewTelco in exchange for agreed-upon compensation. The modification of existing regulations and laws governing the local telephony market will be necessary in order for NewTelco to provide its proposed services on a competitive basis in most states. Subject to agreement upon a schedule for upgrading its cable television facilities in selected markets and certain other matters, TCI Group has agreed to affiliate certain of its cable systems with NewTelco. The capital required for the upgrade of TCI Group's cable facilities for the provision of telephony services is expected to be substantial.


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

    As of January 26, 1995, TCI Group and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCI Group's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of Series A TCI Group common stock and 2,500,000 shares of Series A Liberty Group Stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.

    During the first quarter of 1995, Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. As a result, TCI Group restated its Inter-Group Interest in Liberty Media Group, its unrealized gain on available-for-sale securities and accumulated deficit by $122 million, $127 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in earnings from Liberty Media Group of $2 million for the nine months ended September 30, 1994.

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

    TCI's ability to pay dividends on any classes or series of preferred stock attributable to TCI Group is dependent upon the ability of subsidiaries attributable to TCI Group to distribute amounts to TCI in the form of dividends, loans or advances or in the form of repayment of loans and advances from TCI. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock of TCI or to make any funds available therefor, whether by dividends, loans or their payments. The payment of dividends, loans or advances to TCI by its subsidiaries may be subject to statutory or regulatory restrictions, is contingent upon the cash flows generated by those subsidiaries and is subject to various business considerations. Further, certain of TCI Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to TCI in the form of dividends, loans, or advances and require that such subsidiaries' indebtedness to TCI be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds TCI's consolidated net assets. TCI Group's subsidiaries currently have the ability to transfer funds to TCI in amounts exceeding TCI's dividend requirement on any class or series of preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

    TCI Group had approximately $2.5 billion in unused lines of credit at September 30, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 5 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

    During the nine months ended September 30, 1995, TCI Group sold $1.5 billion of publicly-placed fixed-rate senior and medium term notes with interest rates ranging from 6.8% to 8.8% and maturity dates ranging through 2015. The proceeds from the sale of these notes were used primarily to repay variable-rate bank debt.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

    One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) $1,486 million and $1,335 million for the nine months ended September 30, 1995 and 1994, respectively) to interest expense ($735 million and $572 million for the nine months ended September 30, 1995 and 1994, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 2.02% and 2.33% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in TCI Group's interest coverage in 1995 is due to an increase in interest expense due to higher debt balances. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, over half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

    Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($679 million and $718 million for the nine months ended September 30, 1995 and 1994, respectively) reflects net cash from the operations of the TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

    In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, TCI Group pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at September 30, 1995 and (ii) variable interest rates on notional amounts of $2,520 million at September 30, 1995. During the nine months ended September 30, 1995 and 1994, TCI Group's net payments pursuant to the Fixed Rate Agreements were $1 million and $13 million, respectively. During the nine months ended September 30, 1995 and 1994, TCI Group's net receipts pursuant to the Variable Rate Agreements were less than $1 million and $33 million, respectively. TCI Group's interest rate hedge agreements fix the maximum variable interest rates on notional amounts of $225 million at 11%. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

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

    TCI Group competes with operators who provide, via alternative methods of distribution, the same or similar video programming as that offered by TCI Group's cable systems. Technologies competitive with cable television have been encouraged by Congress and the FCC. One such technology is direct broadcast satellite ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes ("HSDs") that vary in size depending upon the power of the satellite. TCI Group has an interest in an entity, Primestar Partners ("Primestar"), that distributes a multichannel programming service via a medium power communications satellite to HSDs of approximately three feet in size. Two other DBS operators offer video services that can be received by a satellite that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available on TCI Group's cable systems. As the cost of equipment needed to receive these transmissions declines, TCI Group expects that it will experience increased and substantial competition from DBS operators.

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


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

    TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $229 million at September 30, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet any of such obligations, that they will not be material to TCI Group.

    TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through December 31, 2005. As of September 30, 1995, these agreements require minimum payments aggregating approximately $290 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

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

    TCI Group has committed to provide additional debt or equity funding to certain of its affiliates. At September 30, 1995, such commitments aggregated $124 million.

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

    Cable operators may justify rates higher than the benchmark rates established by the FCC by demonstrating higher costs based upon a cost-of-service showing. Under this methodology, cable operators may be allowed to recover through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25% on the rate base, as defined, which rate may be subject to change in the future.

    The FCC rate regulations govern changes in the rates which cable operators may charge when adding or deleting a service from a regulated tier of service. Such regulations allow an increase of either (i) the sum of a prescribed channel addition factor, the license fee expense and a 7.5% markup, or (ii) a flat fee increase per added channel and an aggregate limit on such increases with an additional license fee reserve. For systems with more than one tier of cable service, the methodology described in (ii) is not available for the basic level of service. The FCC's rate regulations also permit cable operators to "pass through" increases in programming costs and certain other external costs which exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. On September 22, 1995, the FCC released its Thirteenth Order on Reconsideration of its rate regulations, which provides cable operators with an optional annual methodology for adjusting the rates for Regulated Services.
                                                                     (continued)

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

    On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier currently pending against cable systems owned by TCI Group. If the proposed resolution is accepted by the FCC, TCI Group will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises of $1.90 - the aggregate amount will be approximately $8.7 million. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCI Group has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCI Group will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCI Group does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period will end 30 days from October 30, 1995.

    Based on the foregoing, TCI Group believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

    During 1995, TCI Group's revenue and expenses related to its Primestar operations have increased significantly as the number of TCI Group's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 370,000 subscribers at September 30, 1995. During the nine months ended September 30, 1995, revenue increased from $13 million to $118 million and operating, selling, general and administrative expenses increased from $10 million to $107 million, as compared to the nine months ended September 30, 1994. Primestar incurs significant sales commission and installation expenses when customers initially subscribe. Therefore, as long as Primestar continues to increase its subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

    Revenue increased 35% and 24% for the three months and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The three months increase is the result of the effect of certain acquisitions (16%), an increase in TCI Group's Primestar subscribers (5%), growth in subscriber levels within TCI Group's cable television systems (4%), and various other individually insignificant increases (10%). The nine month increase is the result of the effect of certain acquisitions (12%), growth in subscriber levels within TCI Group's cable television systems (4%), an increase in TCI Group's Primestar subscribers (3%), and various other individually insignificant increases (5%).
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

    Operating and programming expenses increased 51% and 39%, and selling, general and administrative expenses increassed 40% and 28% for the three months and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. Such increases are primarily the result of certain acquisitions and the increases in Primestar expenses described above.

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

    Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During the nine months ended September 30, 1995, Liberty Media was allocated $2 million in corporate general and administrative costs by TCI Group.

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

    As a result of the IPO and TYC Acquisition, TCI Group recognized a nonrecurring gain amounting to $123 million (before deducting the related deferred income tax expense of $50 million) during the three months ended September 30, 1995.

    At September 30, 1995, TCI Group had an effective ownership interest of approximately 36% in TeleWest Communications plc ("TeleWest Communications"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest Communications, which is accounted for under the equity method, had a carrying value at September 30, 1995 of $424 million and comprised $43 million of TCI Group's share of its affiliates' losses during the nine months ended September 30, 1995. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $223 million at September 30, 1995 and accounted for $38 million of TCI Group's share of its affiliates' losses in 1995.

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

    Subsequent to September 30, 1995, TeleWest Communications completed a merger ( the "TeleWest Merger") with SBC (CableComms) (UK) the result of which was the formation of a new company, TeleWest plc ("New TeleWest). Subsequent to the TeleWest Merger, TCI Group has an effective ownership interest in New TeleWest of approximately 27%. As a result of the TeleWest Merger, TCI Group currently estimates that it will recognize a nonrecurring gain of approximately $164 million (before deducting deferred income taxes of $57 million) during the fourth quarter of 1995. Such gain represents the difference between TCI Group's recorded cost for TeleWest Communications and TCI Group's 27% effective proportionate share of New TeleWest's net assets.

    In connection with its investments in the above-described foreign entities, TCI Group is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L."), the Japanese yen ("Y."), and various other foreign currencies that are the functional currencies of TCI Group's foreign subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of International will cause TCI Group to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. TCI Group is also exposed to foreign currency risk to the extent that TCI Group or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because TCI Group generally views its foreign operating subsidiaries and affiliates as long-term investments, TCI Group generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, TCI Group historically has sought to reduce its exposure to short- term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although TCI Group monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TCI Group believes that it is not possible or practical to completely eliminate TCI Group's exposure to unfavorable fluctuations in foreign currency exchange rates.

    TCI Group's net earnings (before earnings of Liberty Media Group and preferred stock dividends) of $42 million for the three months ended September 30, 1995 represents an increase of $110 million, as compared to TCI Group's net loss of $68 million for the three months ended September 30, 1994. Such increase is primarily the result of the recognition of the aforementioned nonrecurring gain recognized as a result of the IPO and the TYC Acquisition.

     TCI Group's net loss (before earnings of Liberty Media Group and preferred stock dividends) of $72 million for the nine months ended September 30, 1995 represents a decrease of $2 million, as compared to TCI Group's net loss of $70 million for the nine months ended Septmeber 30, 1994. Such decrease is the net result of the nonrecurring gain recognized as a result of the IPO and the TYC Acquisition, offset by an increase in interest expense as a result of higher debt balances and an increase in share of losses of affiliates.

    In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long- lived assets that are expected to be disposed of. TCI Group has not yet determined the financial statement impact of the adoption of Statement No. 121.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1995 to which TCI or TCIC or any of their consolidated subsidiaries is a party or of which any of their property is the subject, except as follows:

         Louis Beverly v. Tele-Communications, Inc., et al.

         On July 27, 1995, Louis Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., and TCI East, Inc. The plaintiff alleges, in part, that his termination on September 11, 1987, was the result of racial discrimination. Plaintiff filed five counts, including race discrimination (Title VII), violation of 42 USC 1981, defamation, invasion of privacy (false light), and assault and battery. Each count seeks $3,000,000 in compensatory and $6,000,000 in punitive damages, an award of all bonuses and other compensation lost due to defendants' actions as well as attorneys' fees, costs, and pre-judgment interest. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Turner Broadcasting Systems, Inc. Shareholder Litigation

         Following the announcement of the proposed merger between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. The defendants include, among others, Tele-Communications, Inc., Peter Barton and Fred Vierra. Plaintiffs claim, in part, breach of fiduciary in connection with the proposed merger between TBS and Time Warner. Plaintiffs claim that they are being denied an opportunity to maximize the value of their TBS stock, and seek to enjoin the defendants from entering into any transactions as well as unspecified consequential damages and costs and fees. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Stockholders held on August 3, 1995, the following matters were voted upon by the stockholders of Tele-Communications, Inc.:

         1. To consider and vote upon a proposal (the "Liberty Media Group Stock Proposal") to adopt amendments to the Company's Restated Certificate of Incorporation which would (a) provide for the Company's common stock, par value $1.00 per share, to be divided into four series and for an increase of 825,000,000 in the number of authorized shares so that the Common Stock would consist of (i) 750,000,000 newly authorized shares designated Tele-Communications, Inc. Series A Liberty Media Group common stock, (ii) 75,000,000 newly authorized shares designated Tele-Communications, Inc. Series B Liberty Media Group common stock, (iii) 1,100,000,000 shares of Tele-Communications, Inc. Series A TCI Group common stock created by redesignation of the Company's previously authorized Class A common stock, par value $1.00 per share (including redesignation of outstanding shares), and (iv) 150,000,000 shares of Tele- Communications, Inc. Series B TCI Group common stock created by redesignation of the Company's previously authorized Class B common stock, par value $1.00 per share (including redesignation of outstanding shares), and (b) provide for the voting powers and relative, participating, optional and other special rights and qualifications, limitations and restrictions of each of the four series. Such proposal required the affirmative vote of 66 2/3% of the combined voting power of the outstanding shares of the Class A common stock, Class B common stock and Series C Preferred Stock, voting together as a single class (1,119,453,523 votes for, 8,962,836 votes against, 4,328,185 abstentions and 66,903,399 broker non-votes), a majority of the total number of shares of Class A common stock, voting as a separate class (387,473,452 votes for, 7,758,400 votes against, 3,581,307 abstentions and 53,283,558 broker non-votes), and a majority of the total number of shares of Class B common stock, voting as a separate class (72,718,641 votes for, 104,699 votes against, 67,716 abstentions and 1,262,128 broker non-votes).

         2. To consider and vote upon a proposal to adopt amendments to the Company's Restated Certificate of Incorporation which would increase the number of authorized shares of Class A common stock, par value $1.00 per share (which would be redesignated Series A TCI Group common stock if the Liberty Media Group Stock Proposal is adopted), from 1,100,000,000 to 1,750,000,000 and the number of authorized shares of Series Preferred Stock, par value $.01 per share, from 10,000,000 to 50,000,000 and clarify that the rights, powers and preferences of any series of the Series Preferred Stock may differ in any respect from those of any other series thereof (except as limited by the rights of any outstanding class or series of preferred stock). Such proposal required the affirmative vote of 66 2/3% of the combined voting power of the outstanding shares of the Class A common stock, Class B common stock and Series C Preferred Stock, voting together as a single class (1,084,058,646 votes for, 44,466,371 votes against, 4,219,527 abstentions and 66,903,399 broker non-votes).

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


         3. To consider and vote upon a proposal to approve the Tele-Communications, Inc. 1994 Non-employee Director Stock Option Plan. Such proposal required the affirmative vote of a majority of the combined voting power of the outstanding shares of Class A common stock, Class B common stock and Series C Preferred Stock, voting as a single class (1,100,722,975 votes for, 98,216,708 votes against and
                 5,682,834 abstentions), and a majority of the combined number of the outstanding shares of Class A common stock, Class B common stock and Series C Preferred Stock, voting as a single class (428,780,740 votes for, 93,835,229 votes against and 4,098,296 abstentions).

         4. The election of John W. Gallivan to the Board of Directors by 99.7% of the votes cast at such meeting (1,202,403,461 for; 3,468,204 withheld), the election of Jerome H. Kern to the Board of Directors by 99.7% of the votes cast at such meeting (1,201,804,203 for; 4,067,462 withheld) and the election of Bob Magness to the Board of Directors by 99.7% of the votes cast at such meeting (1,201,949,370 for; 3,922,295 withheld). Election of directors required a plurality of the votes of the outstanding shares of Class A common stock, Class B common stock, Class B Preferred Stock and Class C Preferred Stock, voting as a single class. Additionally, subsequent to the meeting, Messrs. Donne F. Fisher, John C. Malone, Kim Magness, R.E. Turner, Tony Coelho and Robert A Naify continued to serve as members of the Board of Directors subject to re-election over staggered three year terms.

                           TELE-COMMUNICATIONS, INC.
                                      and
                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 6.      Exhibits and Reports on Form 8-K.

    (a)      Exhibits:

             (27.1)  Tele-Communications, Inc. Financial Data Schedule

             (27.2)  TCI Communications, Inc. Financial Data Schedule

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1995:

                      Date of                 Item
                      Report                Reported    Financial Statements Filed
                      -------               --------    --------------------------
             Tele-Communications, Inc.:
             --------------------------


             July 26, 1995                   Item 5                         None.
             August 10, 1995                 Item 5                         None.


             TCI Communications, Inc.:
             -------------------------

             July 26, 1995                   Item 5                         None.
             August 1, 1995                  Item 5                         None.

             September 13, 1995              Item 5                         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TELE-COMMUNICATIONS, INC.





 Date:  November 13, 1995              By:    /s/ John C. Malone
                                              ---------------------------------
                                                    John C. Malone
                                                      President, and Chief
                                                        Executive Officer





 Date:  November 13, 1995              By:    /s/ Donne F. Fisher
                                              ---------------------------------
                                                    Donne F. Fisher
                                                      Executive Vice President
                                                         (Principal Financial
                                                         and Accounting Officer)





                                              TCI COMMUNICATIONS, INC.





 Date:  November 13, 1995              By:    /s/ Brendan R. Clouston
                                              ---------------------------------

                                                    Brendan R. Clouston
                                                      President, and Chief
                                                        Executive Officer




 Date:  November 13, 1995              By:    /s/ Gary K. Bracken
                                              ---------------------------------
                                                    Gary K. Bracken, Controller
                                                      and Senior Vice President
                                                     (Principal Financial
                                                       Officer and Chief
                                                       Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


    (27.1)      Tele-Communications, Inc. Financial Data Schedule

    (27.2)      TCI Communications, Inc. Financial Data Schedule