Form 10-Q/A
period 1995-09-30
TELE COMMUNICATIONS INC /CO/; TCI COMMUNICATIONS INC
filed 1995-12-12
CIK 925692, 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                F O R M 10-Q/A



                                (Amendment #1)



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

                                              TELE-COMMUNICATIONS, INC.





 Date:  December 12, 1995              By:    /s/ D.F. Fisher
                                              ---------------------------------
                                                    D.F. Fisher
                                                      Executive Vice President
                                                     (Principal Financial
                                                       Officer and Chief
                                                       Accounting Officer)



                                              TCI COMMUNICATIONS, INC.




 Date:  December 12, 1995              By:    /s/ Gary K. Bracken
                                              ---------------------------------
                                                    Gary K. Bracken, Controller
                                                      and Senior Vice President
                                                     (Principal Financial
                                                       Officer and Chief
                                                       Accounting Officer)

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


         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.


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


         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue
Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.



         At September 30, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,054 million. For the nine months ended September 30, 1995, Cable Sub had revenues of $329 million and net earnings of $28 million. It is expected that if the transaction were to be consummated, the Company would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) will be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, the Company will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1994, Cable Sub would have reflected loss before taxes of approximately $40 million for the nine months ended September 30, 1995 and of approximately $71 million for the year ended December 31, 1994. On a pro forma basis, Cable Sub would reflect an approximate $23 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.5% per annum on the Exchangeable Preferred Stock. On a pro forma basis, the Company would reflect the foregoing financial impacts of Cable Sub in its consolidated results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in the Company's statement of operations and the Company would incur an additional approximately $27 million of interest expense per year arising from the assumed borrowing by the Company for its $350 million capital contribution to Cable Sub.


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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCIC believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCIC has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.


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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements






         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCI Group believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, managment of TCI Group has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.


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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)





(1) Material changes in financial condition (continued):


    Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue
Service that the transaction qualifies as a tax-free transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of necessary consents of the FCC and local cable franchise authorities, and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCI Group believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCI Group has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.



    At September 30, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,054 million. For the nine months ended September 30, 1995, Cable Sub had revenues of $329 million and net earnings of $28 million. It is expected that if the transaction were to be consummated, TCI Group would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) will be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, TCI Group will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1994, Cable Sub would have reflected loss before taxes of approximately $40 million for the nine months ended September 30, 1995 and of approximately $71 million for the year ended December 31, 1994. On a pro forma basis, Cable Sub would reflect an approximate $23 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.5% per annum on the Exchangeable Preferred Stock. On a pro forma basis, TCI Group would reflect the foregoing financial inmpacts of Cable Sub in its combined results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in TCI Group's statement of operations and TCI Group would incur an additonal approximately $27 million of interest expense per year arising from the assumed borrowing by TCI Group for its $350 million capital contribution to Cable Sub.


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