Form 10-K
period 1995-12-31
TELE COMMUNICATIONS INC /CO/
filed 1996-03-27
CIK 925692

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ____ to ____

Commission File Number 0-20421



                          TELE-COMMUNICATIONS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



        State of Delaware                                 84-1260157
-----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           5619 DTC Parkway
           Englewood, Colorado                                       80111
----------------------------------------------------        --------------------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
                 Tele-Communications, Inc. Series A TCI Group common stock, par value $1.00 per share
                 Tele-Communications, Inc. Series B TCI Group common stock, par value $1.00 per share
                 Tele-Communications, Inc. Series A Liberty Media Group
                    common stock, par value $1.00 per share
                 Tele-Communications, Inc. Series B Liberty Media Group
                    common stock, par value $1.00 per share
                 Class B 6% Cumulative Redeemable Exchangeable Junior
                    Preferred Stock, par value $.01 per share

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              -----

         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----      -----

         The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1996, was $16,435,824,079.

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury), as of January 31, 1996, was:

 Tele-Communications, Inc. Series A TCI Group common stock - 571,692,645 shares, Tele-Communications, Inc. Series B TCI Group common stock - 84,685,554 shares,
    Tele-Communications, Inc. Series A Liberty Media Group common stock -
                           142,896,264 shares, and
    Tele-Communications, Inc. Series B Liberty Media Group common stock -
                              21,196,868 shares.

                           TELE-COMMUNICATIONS, INC.

                        1995 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                                                Page
                                                                                                ----
                                                   PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         I-1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         I-53

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         I-53

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .         I-64



                                                  PART II

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . .         II-1

Item 6.   Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . . . . .         II-2

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .         II-6

Item 8.   Financial Statements and Supplementary Data    . . . . . . . . . . . . . . . .         II-55

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure    . . . . . . . . . . . . . . . . . .         II-55



                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . .        III-1

Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .        III-4

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        III-17

Item 13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . .        III-29



                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         IV-1

                                    PART I.


Item 1.  Business.

         (a)     General Development of Business

         Tele-Communications, Inc. ("TCI" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. The Company also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies. The Company is a Delaware corporation and was incorporated in 1994. TCI Communications, Inc. ("TCIC"), a wholly-owned subsidiary of TCI, and its predecessors have been engaged in the cable television business since the early 1950's.

        On August 3, 1995, the shareholders of TCI approved an amendment to the Company's charter to (i) authorize two new series of common stock of the Company, designated the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share and the Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share (collectively, the "Liberty Group Stock"), and (ii) redesignate the Company's Class A Common Stock, par value $1.00 per share, as the Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share, and the Class B Common Stock par value $1.00 per share, as the Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the Series A and Series B TCI Group Common Stock are referred to collectively herein as the "TCI Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of the newly created "Liberty Media Group", which consists of the Company's businesses that are engaged in: (i) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products and (ii) electronic retailing, direct marketing, advertising sales relating to programming services, informercials and transaction processing. The TCI Group Stock is intended to reflect the separate performance of the Company's businesses and assets ("TCI Group") not included in the Liberty Media Group, as well as any equity value of the Company attributable to the Liberty Media Group that, at any relevant time in the future, is not represented by outstanding Liberty Group Stock. The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group to its security holders of record on August 4, 1995.

        As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and an issue of TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock is convertible into 10 million shares of Series A TCI Group Stock and 2.5 million shares of Series A Liberty Group Stock.

         On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million and the issuance of $87 million principal amount of secured negotiable promissory notes payable to the selling shareholders. TCI has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         During 1994, subsidiaries of the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox" and together with the Company and Comcast, the "Cable Partners") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, in which the Company owns an indirect 30% interest, the partners participated in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

         WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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

         In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis.
The Cable Partners agreed to contribute their interests in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

         Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

         Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Parent under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

         Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.

         In July 1995, TCIC and TCI entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility.

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

         Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable. No assurance can be given that the transaction will be consummated.

         QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and the Company, commenced an offer (the "QVC Tender Offer") to purchase all outstanding shares of common stock and preferred stock of QVC, Inc. ("QVC"). The QVC Tender Offer expired on February 9, 1995, at which time the Purchaser accepted for payment all shares of QVC which had been tendered in the QVC Tender Offer. Following consummation of the QVC Tender Offer, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

         (b)     Financial Information about Industry Segments

         Although the Company is organized based upon four lines of business (Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital), relevant information with respect to the Company's International Cable and Programming unit and Technology/Venture Capital unit are contained in the discussion of the Company's Cable and Communications unit due to their relative insignificance. Accordingly, the Company operates principally in two industry segments: cable and communications services and programming services. Home shopping is a programming service which includes a retail function. Financial information related to the Company's industry segments can be found in the footnotes to the Company's consolidated financial statements found in Part II of this report. Notwithstanding the foregoing, following is a brief description of the Company's International Cable and Programming unit and Technology/Venture Capital unit:

         International Cable and Programming

         The Company, through its international cable and programming subsidiary, Tele-Communications International, Inc., ("TINTA"), has investments in cable and telecommunications operations and television programming in international markets. The Company seeks to invest in markets with favorable regulatory environments and attractive growth opportunities. Among its overseas investments, the Company has an indirect 27% interest in TeleWest plc ("TeleWest"). TeleWest provides cable television and residential and business cable telephony in the United Kingdom. In April of 1995, the Company acquired a 51% ownership interest in Cablevision, which provides cable television service in and around Buenos Aires, Argentina. The Company also has a majority interest in Flextech p.l.c., which provides television programming in the United Kingdom through its interest in Bravo, The Children's Channel, UK Gold, UK Living and The Family Channel UK. Through certain other joint ventures, the Company has interests in cable television systems and television programming in Hungary, Poland, Norway, Sweden, Israel, Ireland, Malta, France, Chile, Argentina, Puerto Rico, the Dominican Republic, New Zealand, Australia, Singapore and Japan.

         On July 18, 1995, TINTA completed an initial public offering (the "IPO") in which it sold TINTA Series A common stock to the public representing 17% of TINTA's total issued and outstanding common stock. TINTA received net cash proceeds of approximately $300 million from the IPO. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). Subsequent to the IPO and the TYC Acquisition, TCI owns 82% of the issued and outstanding stock of TINTA, representing in excess of 90% of the voting power of TINTA.

         Technology/Venture Capital

         The Company is an investor in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies. Current investments and technologies under development include interactive and set-top box technology, entertainment software and other services for wireline and wireless switched broadband interactive networks.
The Company has formed a joint venture with Sega of America and Time Warner Entertainment Company, L.P. to develop and market the first video game channel, called "The Sega Channel." The Sega Channel provides Sega Genesis video games on-demand, 24 hours a day. Subscribers can choose from a wide selection of games, special versions of soon-to-be released titles, gameplay tips, news, contests and promotions.

         In January 1996, the Company acquired a controlling interest in United Video Satellite Group, Inc. ("UVSG"), a provider of satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users primarily throughout North America. UVSG operates in five related businesses: electronic program promotion and guide services, electronic interactive information delivery services, satellite transmission services for private networks, direct-to-home satellite services and satellite distribution of video services. UVSG also has a 70% ownership interest in SSDS, Inc., which provides information technology consulting and software development services to large organizations with complex computer needs.

         The Company also has made investments in TSX Corporation, a producer of communications equipment, and Acclaim Entertainment, Inc. ("Acclaim") and has formed a joint venture with Acclaim to develop, acquire and distribute games and other interactive entertainment software over various telecommunications networks. The Company has also created the National Digital Television Center, a provider of digital compression and authorization services to program suppliers and to cable television systems and other video distribution outlets. In addition to its technology investments, the Company operates Western Tele-Communications, Inc., a wholesale provider of long distance, voice, data and other telecommunications services.

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

         Service Charges. The Company offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service" generally ranges from $8.00 to $10.00, and the monthly service fee for the "expanded" tier generally ranges from $11.00 to $15.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately generally at $3.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

         The Company generally does not charge for additional outlets in a subscriber's home. As further enhancements to their cable services, customers may generally rent converters, with or without a remote control device, for a monthly charge ranging from $0.50 to $3.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.00 to $2.00. Also a nonrecurring installation charge (which is based upon the FCC's rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

         Monthly fees for basic and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         As noted below, the Company's service offerings and rates were affected by rate regulations issued by the FCC in 1993 and 1994. See Regulation and Legislation below.

         Subscriber Data. TCI operates its cable television systems either directly through its regional operating divisions or indirectly through certain subsidiaries or affiliated companies. Domestic basic and Pay-TV cable customers served by TCI and its consolidated subsidiaries are summarized as follows (amounts in millions):

                                                 Basic subscribers at December 31,
                                        -----------------------------------------------
                                         1995      1994       1993       1992      1991
                                        -----     -----      -----      -----     -----
Managed through the Company's
   regional operating divisions (1)(2)   11.9      10.7        9.8        9.4       6.4
TKR Cable II, Inc. and
   TKR Cable III, Inc. (3)                0.3       0.3        0.3        0.3        --
United Artists Entertainment Company
   ("UAE") (4)                             --        --         --         --       2.3
Other non-managed subsidiaries            0.3       0.2        0.2        0.2       0.2
                                        -----     -----      -----      -----     -----

                                         12.5      11.2       10.3        9.9       8.9
                                        =====     =====      =====      =====     =====

                                                Pay TV subscribers at December 31,
                                        -----------------------------------------------
                                         1995      1994       1993      1992       1991
                                        -----     -----      -----      -----     -----
Managed through the Company's
   regional operating divisions (1)(2)   13.4      11.5        9.5        8.8       6.1
TKR Cable II, Inc. and
   TKR Cable III, Inc. (3)                0.2       0.2        0.2        0.3        --
UAE (4)                                    --        --         --         --       2.2
Other non-managed subsidiaries            0.2       0.2        0.2        0.2       0.1
                                        -----     -----      -----      -----     -----

                                         13.8      11.9        9.9        9.3       8.4
                                        =====     =====      =====      =====     =====

---------------

(1) In August of 1994, TCI Communications, Inc. and Liberty Media Corporation consummated a merger whereby each became a wholly-owned subsidiary of TCI.

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

         At December 31, 1995, TCI operated substantially all of its consolidated cable television systems through four regional operating divisions -- Central, Great Lakes, Southeast and West. The table below sets forth certain statistical data of TCI's regional operating divisions as of December 31, 1995.

                        Estimated
                          homes          Basic             Basic               Pay-TV               Pay
Division                 passed       subscribers     penetration (1)     subscriptions (2)   penetration (3)
--------                 ------       -----------     ---------------     -----------------   ---------------
                                             amounts in millions, except for percentages
Central (4)                4.4              2.5                57%                  2.9               116%

Great Lakes (5)            6.4              4.2                66%                  4.3               102%

Southeast (6)              4.0              2.5                63%                  3.0               120%

West (7)                   4.4              2.7                61%                  3.2               119%
                         -----            -----                                   -----

      Total               19.2             11.9                62%                 13.4               113%
                         =====            =====                                   =====

---------------

(1) Calculated by dividing the number of basic subscribers by the number of estimated homes passed.

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

(5) Great Lakes operating division includes cable television systems located in Connecticut, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, West Virginia and Wisconsin.

(6) Southeast operating division includes cable television systems located in Alabama, Arkansas, Delaware, District of Columbia, Florida, Georgia, Iowa, Louisiana, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

(7) West operating division includes cable television systems located in Arizona, California, Idaho, Nevada, Montana, Oregon, Utah and Washington.

         TCI, its subsidiaries and affiliates operate cable television systems throughout the continental United States, Puerto Rico and Argentina and, through certain joint ventures accounted for under the equity method, have cable television systems and investments in the United Kingdom, other parts of Europe, Asia, Latin America and certain other foreign countries.

         In addition to cable television service, the Company provides satellite service through its subsidiary NetLink USA and through its affiliation with Primestar Partners. At December 31, 1995 and 1994, the Company provided satellite service to 990,000 subscribers and 460,000 subscribers, respectively.

         The Company has entered into long-term agreements with a majority of its program suppliers in order to obtain favorable rates for programming and to protect the Company from unforeseen future increases in the Company's cost of programming.

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

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,100 of the Company's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by the Company and involves approximately 4.4 million basic subscribers.

         Technological Changes. Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. The Company is installing optical fiber technology in its cable systems at a rate such that in approximately two years TCI anticipates that it will be serving the majority of its customers with this technology. The systems, which facilitate digital transmission of voice, video and data signals as discussed below, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point.

         Compressed digital video technology converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal will be uplinked to a satellite, which will send the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal will convert the digital signal back into analog channels that can be viewed on a normal television set. The Company anticipates that it will begin offering such technology to its cable subscribers in three markets in late 1996 and intends to make such service available to approximately one-third of its cable subscribers by the end of 1997, depending upon the availability of set-top video terminals. However, since 1994, the Company has encountered repeated delays in the production and delivery of such devices by its suppliers. The Company will be required to further upgrade its existing distribution system to enable it to provide additional advanced services, such as two-way interactive technology. The Company is dependent upon further technological advances to enable it to provide such interactive services.

         During 1994, the Company established the National Digital Television Center ("NDTC") in Denver to compress, uplink, encrypt and authorize reception of digital television signals as well as provide digital television and multimedia production services. The NDTC currently has established long term contracts to provide services to 16 content providers, digitally compressing and/or distributing more than 125 channels of programming.

         In May 1995, the Company and Kleiner Perkins Caufield & Byers formed a new company, @Home, that will develop high speed, next generation Internet services for homes and businesses over cable television systems. A key element of the @Home service is the underlying network. @Home proposes to operate a national, high speed, Internet Protocol-based network connecting to both information providers and cable operators on a turnkey basis. This national network will reach local subscribers through local headends. Distribution over cable systems based on both upgraded fiber/coaxial cable designs as well as older, non-upgraded systems using telephone return paths is planned. @Home affiliates plan to provide customers with the required broadband cable modem, which in turn connect to customers' personal computers using existing standard data communications interfaces. @Home is expected to debut in Sunnyvale, California in 1996.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations. Both the 1992 Cable Act and the recently enacted Telecommunications Act of 1996 ("1996 Telecom Act") are designed to increase competition in the cable television industry. See Regulation and Legislation below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

         A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). The Company has an interest in an entity, Primestar Partners ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. At December 31, 1995, Primestar, through its partners, served an estimated 940,000 HSDs in the United States. Two other DBS operators, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Such DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems.

         The competition from DBS will likely continue to grow. One DBS operator is preparing to launch a new DBS satellite. AT&T Corp. recently made a large investment in DirecTV and several other major companies are preparing to develop and operate high-power DBS systems, including MCI Communications Corp. ("MCI") and News Corp. MCI recently acquired rights to satellite frequencies for DBS in an FCC auction.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise.

         Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the rapid growth in DBS subscribers.

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See "Regulation and Legislation" section. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through the acquisition of cable systems, through the provision of wireless cable, or through the provision of upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

         Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS systems have access to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry can be expected to accelerate its growth and its competitive impact.

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

         Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the regional bell operating companies, which under the 1996 Telecom Act have been released, upon the terms and conditions of the 1996 Telecom Act, from the legal prohibitions on their ability to enter the long distance service market.

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

         Regulation and Legislation. The operation of cable television systems is extensively regulated through a combination of Federal legislation and FCC regulations, by some state governments and by most local government franchising authorities such as municipalities and counties. On February 8, 1996, the 1996 Telecom Act was signed into law. This new law will alter federal, state and local laws and regulations regarding telecommunications providers and cable television service providers, including the Company. The discussion below summarizes the 1996 Telecom Act and reviews the pre-existing federal cable television regulation as revised by the 1996 Telecom Act.

         The Telecommunications Act of 1996. The following is a summary of certain provisions of the 1996 Telecom Act which could materially affect the growth and operation of the cable television industry and the cable and telecommunications services provided by the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the provisions discussed below. It is not possible at this time to predict the outcome of such rulemakings.

         Cable Rate Regulation. Rate regulation of the Company's cable television services is divided between the FCC and local units of government such as states, counties or municipalities. The FCC's jurisdiction extends to the cable programming service tier ("CPST"), which consists largely of satellite-delivered programming (excluding basic tier programming and programming offered on a per-channel or per-program basis). Local units of governments (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for regulating rates for the basic tier of cable service ("BST"), which will typically contain at least the local broadcast stations and Public Access, Educational and Government ("PEG") channels. Equipment rates are also regulated by LFAs. The FCC retains appeal jurisdiction from LFA decisions. Cable services offered on a per-channel or per-program-only basis remain unregulated.

         The 1996 Telecom Act eliminates CPST rate regulation for the Company as of March 31, 1999. In the interim, CPST rate regulation can be triggered only by an LFA complaint to the FCC. An LFA complaint must be based upon more than one subscriber complaint. Prior to the 1996 Telecom Act, an FCC review of CPST rates could be occasioned by a single subscriber complaint to the FCC.
The 1996 Telecom Act does not disturb existing or pending CPST rate settlements between the Company and the FCC. The Company's BST rates remain subject to LFA regulation under the 1996 Telecom Act.

         Existing law precludes rate regulation wherever a cable operator faces "effective competition." The 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including some broadcast channels) in the franchise area.

         Under the 1996 Telecom Act, the Company will be allowed to aggregate on a franchise, system, regional or company level, its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The 1996 Telecom Act will allow the Company to average together costs of different types of converters (including non-addressable, addressable, and digital). The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

         Cable Uniform Rate Requirements. The 1996 Telecom Act immediately relaxes the "uniform rate" requirements of the 1992 Cable Act by specifying such requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about "predatory" pricing may be made to the FCC. Upon a prima facie showing that there are reasonable grounds to believe that the discounted price is predatory, the cable system operator will have the burden of proving otherwise.

         System Sales. The 1996 Telecom Act changes the definition of a "cable system" so that competitive providers of video services will only be regulated and franchised as a cable system if they use public rights-of-way.

         Cable Pole Attachments. Under the 1996 Telecom Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering purposes. The current method for determining rates charged by telephone and utility companies for cable delivery of cable and non-cable services will continue for five years.
However, the FCC will establish a new formula for poles used by cable operators for telecommunications services which will result in higher pole rental rates for cable operators. Any increases pursuant to this formula may not begin for 5 years and will be phased in in equal increments over years 5 through 10.
This new FCC formula does not apply in states which certify they regulate pole rents. Pole owners must impute pole rentals to themselves if they offer telecommunications or cable services. Cable operators need not pay future "make-ready" on poles currently contracted if the make-ready is required to accommodate the attachments of another user, including the pole owner.

         Cable Entry Into Telecommunications. The 1996 Telecom Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Telecom Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from LFAs for such services. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations.

         The 1996 Telecom Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way.

         To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Telecom Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing local exchange carriers ("LECs") also have the following obligations: (1) good faith negotiation with those seeking interconnection; (2) unbundling, equal access and non-discrimination requirements; (3) resale of services, including "resale at wholesale rates" (with an exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical. The FCC has six months to "complete all actions necessary to establish regulations" needed to effectuate this section. The 1996 Telecom Act also directs the FCC, within one year of enactment, to adopt regulations for existing LECs to share infrastructure with qualifying carriers.

         Under the 1996 Telecom Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Cost of interconnection will not be determined in a rate of return proceeding. Traffic termination charges shall be "mutual and reciprocal." The 1996 Telecom Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("PSC") for approval. A PSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the PSC acts, an aggrieved party's remedy is to file a case in federal district court.

         The 1996 Telecom Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Telecom Act allows states to determine which intrastate telecommunications providers contribute to the USF. The purpose of the USF is to provide consumers in all regions, including low-income consumers and those consumers in rural, insular and high-cost areas, access to telecommunications and information services that are reasonably comparable to those services in urban areas at reasonably comparable rates.

         Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the regional bell operating companies, to compete with cable operators both inside and outside their telephone service areas. If a LEC provides video via radio waves, it is subject to broadcast jurisdiction. If a LEC provides common carrier channel service it is subject to common carrier jurisdiction. A LEC providing video programming to subscribers is otherwise regulated as a cable operator (including franchising, leased access, and customer service requirements), unless the LEC elects to provide its programming via an "open video system." LEC owned programming services will also be fully subject to program access requirements.

         The 1996 Telecom Act replaces the FCC's video dialtone rules with an "open video system" ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with the FCC OVS regulations will receive relaxed oversight. The 1996 Telecom Act requires the FCC to act on any such OVS certification within ten days of its filing. Only the program access, negative option billing prohibition, subscriber privacy, EEO, PEG, must-carry and retransmission consent provisions of the Communications Act of 1934, as amended, will apply to LECs providing OVS. Franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or its affiliates provide cable services over the OVS. OVS operators will be subject to LFA general right-of-way management regulations. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item.

         The 1996 Telecom Act requires the FCC to adopt, within six months, regulations prohibiting an OVS operator from discriminating among programmers, and ensuring the OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC is to adopt regulations prohibiting a LEC-OVS operator, or its affiliates, from occupying more than one-third of the system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The 1996 Telecom Act also mandates OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations; and controlling the positioning of programmers on menus and program guides. The 1996 Telecom Act does not require LECs to use separate subsidiaries to provide incidental interLATA video or audio programming services to subscribers or for their own programming ventures.

         While there remains a general prohibition on LEC buyouts of cable systems (any ownership interest exceeding 10 percent), cable operator buyouts of LEC systems, and joint ventures between cable operators and LECs in the same market, the 1996 Telecom Act provides exceptions. A rural exemption permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Where a LEC purchases a cable system, that system plus any other system in which the LEC has an interest may not serve 10% or more of the LEC's telephone service area. Additional exceptions are also provided for such buyouts. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout provisions in cases where (1) the cable operator or LEC would be subject to undue economic distress, (2) the system or facilities would not be economically viable, or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. It is anticipated that large utility holding companies will become significant competitors to both cable television and other telecommunications providers.

         Cross-Ownership and Must Carry. The 1996 Telecom Act eliminates broadcast/cable cross-ownership restrictions (including broadcast network/cable restrictions), but leaves in place FCC regulations prohibiting local cross-ownership between television stations and cable systems. The FCC is empowered by the 1996 Telecom Act to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The SMATV and MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

         The 1996 Telecom Act preserves must carry rights for local television broadcasters, and clarifies that the geographic scope of must carry is to be based on commercial publications which delineate television markets based on viewing patterns. The FCC is directed to grant or deny must carry requests within 120 days of a complaint being filed with the FCC.

         Cable Equipment Compatibility and Scrambling Requirements. The 1996 Telecom Act directs an FCC equipment comparability rulemaking emphasizing that
(1) narrow technical standards, mandating a minimum degree of common design among televisions, VCRs, and cable systems, and relying heavily on the open marketplace, should be pursued; (2) competition for all converter features unrelated to security descrambling should be maximized; and (3) adopted standards should not affect unrelated telephone and computer features. The 1996 Telecom Act directs the FCC to adopt regulations which assure the competitive availability of converters ("navigation devices") from vendors other than cable operators. The 1996 Telecom Act provides that the FCC's rules may not impinge upon signal security concerns or theft of service protections. Waivers will be possible where the cable operator shows the waiver is necessary for the introduction of new services. Once the equipment market becomes competitive, FCC regulations in this area will be terminated.

         The 1996 Telecom Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, the 1996 Telecom Act provides that sexually explicit programming must be fully scrambled or blocked. If the cable operator cannot fully scramble or block its signal, it must restrict transmission to those hours of the day when children are unlikely to view the programming.

         Cable Provision of Internet Services. Transmitting indecent material via the Internet is made criminal by the 1996 Telecom Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The 1996 Telecom Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

         Pre-existing Federal Regulation. The 1984 Cable Act and 1992 Cable Act extensively regulated the cable television industry and the vast majority of that regulation remains unchanged by the 1996 Telecom Act. Among other things, the 1984 Cable Act (a) requires cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (b) permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; and (c) regulates the renewal of franchises.

         The 1992 Cable Act greatly expanded federal and local regulation of the cable television industry. The Company believes that the 1992 Cable Act taken as a whole has had and will continue to have a material adverse impact upon the cable industry in general and upon the Company's cable operations specifically. See related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain of the more significant areas of regulation imposed by the 1992 Cable Act are discussed below.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementation regulations adopted by the FCC preclude most exclusive programming contracts (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video program distributors. Further, the 1992 Cable Act requires that such cable affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS, and to telephone company providers of video services, on terms and conditions that do not unfairly discriminate among such competitors.

         Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Cable Service Rates. The 1992 Cable Act subjected the Company's cable systems to rate regulation, except in those cases where they face "effective competition". The FCC was required to establish standards and procedures governing regulation of rates for basic cable service, equipment and installation, which were then to be implemented by state and local franchising authorities. The 1992 Cable Act also required the FCC, upon complaint from a franchising authority or a cable subscriber, to review the "reasonableness" of rates for CPSTs. The 1996 Telecom Act amended the 1992 Cable Act to allow only LFAs to file complaints. Services offered on an individual basis, such as pay television and pay-per-view services, were not subject to rate regulation.

         On April 1, 1993, the FCC adopted rate regulations governing virtually all cable systems. Such regulations were revised on February 22, 1994. Under such regulations, existing basic and tier service rates typically are evaluated against "benchmark" rates established by the FCC and subject to mandatory reductions. Equipment and installation charges are regulated based on "actual costs". As noted above, the 1996 Telecom Act provides that rate regulation of the CPST automatically sunsets on March 31, 1999.

         The FCC also allowed cable operators to justify rates under "cost of service" rules, which allow "high cost" systems to establish rates in excess of the benchmark level. The FCC's interim cost of service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25 percent on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost of service rules.

         The FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including programming costs, to the extent such increases exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects either prevailing prices offered in the marketplace by the programmer, to unaffiliated third parties or the fair market value of the programming. The FCCs revised regulations confirm that increases in pole attachment fees ordinarily will not be accorded external cost treatment. The FCC recently adopted a method for recovering external costs and inflation on an annual basis. The new method minimizes the need for frequent rate adjustments and the regulatory lag problems associated with the previous rate adjustment methodology.

         The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing CPST, with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is scheduled to expire on December 31, 1997.

         The FCC adopted additional rules that permit channels of new programming services to be added to cable systems in a separate new product tier which the FCC has determined will not be rate regulated at this time. The FCC has also adopted rules allowing operators to raise rates based on costs incurred in connection with a substantial upgrade of the cable system. The FCC provided additional rate relief for small operators that is not applicable to the Company, except to the extent it acquires systems already eligible for this favorable treatment.

         The Company reduced many of its existing rates and has limited rate increases to those increases allowed by FCC regulations. Such actions have had a material adverse effect on the operating income of the Company's cable systems. Many of these rate regulations are subject to change during the course of ongoing proceedings before the FCC.

         The Company has negotiated a rate settlement with the FCC which promises to resolve all liability for alleged overcharges in past CPST rates and to approve all existing CPST charges as of September 15, 1995. Under the terms of the proposed settlement (which is still awaiting final action by the FCC), the Company generally would provide a one time credit to each subscriber in a CPST regulated community. The aggregate amount of such credits is approximately $9 million.

         Regulation of Customer Service. As required by the 1992 Cable Act, the FCC has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. By October of 1993, cable operations were required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcasters' signals. Local and distant broadcasters can require cable operators to make a payment as a condition to carriage of such broadcasters' station on a cable system. (Established "superstations" were not granted such rights.)

         The 1992 Cable Act also imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right, as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry, including the signals of stations carrying home-shopping programming and, depending on a cable system's channel capacity, non-commercial television broadcast signals. The United States Supreme Court is currently reviewing the constitutionality of the must carry regulations.

         Ownership Regulations. The 1992 Cable Act required the FCC to (1) promulgate rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a single multiple system cable operator or entities in which it has an attributable interest, (2) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest, and (3) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. On September 23, 1993, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, (attributable for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors) with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems.

         On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services.

         In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Under the 1992 Cable Act and the FCC's regulations, a cable operator may not hold a license for a MMDS system within the same geographic area in which it provides cable service. The 1996 Telecom Act would allow such ownership if effective competition exists in that geographic area.

         The 1992 Cable Act contains numerous other provisions which together with the 1984 Cable Act create a comprehensive regulatory framework. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions such as suspension of licenses and authorizations, issuance of cease and desist orders, and imposition of penalties that could be of severe consequence to the conduct of a cable operator's business. Many of the specific obligations imposed on the operation of cable television systems under these laws and regulations are complex, burdensome and increase the Company's cost of doing business.

         In the normal course of its business, the Company obtains licenses from the FCC for two-way communications stations, and in certain cases, microwave relay stations and other facilities. Based upon its experience and knowledge with the renewal process, the Company has no reason to believe that such licenses will not be renewed as they expire.

         Pursuant to lease agreements with local public utilities, the cable facilities in the Company's cable television systems are generally attached to utility poles or are in underground ducts controlled by the utility owners. The rates and conditions imposed on the Company for such attachments or occupation of utility space are generally subject to regulation by the FCC or, in some instances, by state agencies, and are subject to change. As described above, the 1996 Telecom Act significantly revises the regulation of pole attachment rates and access.

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

         State and Local Regulation. Cable television systems are generally licensed or "franchised" by local municipal or county governments and, in some cases, by centralized state authorities with such franchises being given for fixed periods of time subject to extension or renewal largely at the discretion of the issuing authority. The specific terms and conditions of such franchises vary significantly depending on the locality, population, competitive services, and a host of other factors. While this variance takes place even among systems of essentially the same size in the same state, franchises generally are comprehensive in nature and impose requirements on the cable operator relating to all aspects of cable service including franchise fees, technical requirements, channel capacity, subscriber rates, consumer and service standards, "access" channel and studio facilities, insurance and penalty provisions and the like. Local franchise authorities generally control the sale or transfer of cable systems to third parties. The franchising process, like the federal regulatory climate, is highly politicized and no assurances can be given that the Company's franchises will be extended or renewed or that other problems will not be engendered at the local level. In connection with the franchise renewal process, LFAs commonly request the provision of enhanced cable system technology as a condition to franchise renewal. The 1984 Cable Act grants certain protective procedures in connection with renewal of cable franchises, which procedures were further clarified by the renewal provisions of the 1992 Cable Act.

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

         PROGRAMMING SERVICES

         Liberty Media Group, through Liberty Media Corporation ("Liberty") its subsidiaries and affiliates, is an investor in and manager of entities engaged in the production, acquisition and distribution through all available formats and media, including cable television systems, broadcast television stations, C-Band home satellite dishes ("HSDs"), direct broadcast satellite ("DBS"), on-line and interactive services, home video and traditional retail outlets, of branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. The various entertainment and information programming and programming-related businesses in which Liberty Media Group has interests fall into five categories: movie services; general entertainment and information services; sports programming services; broadcasting; and electronic retailing, which includes direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

         The following table sets forth Liberty Media Group's programming interests which are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible into common stock. Ownership percentages in the table are approximate, calculated as of March 15, 1996 and, where applicable, assume conversion to common stock by the Company and, to the extent known by the Company, other holders. In some cases, Liberty Media Group's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.


------------------------------------------------------------------------------------------------------------------
                                   SUBSCRIBERS AT                                             LIBERTY MEDIA GROUP
                                      12/31/95       SUBSCRIBERS AT 12/31/94                       ATTRIBUTED
             ENTITY                   (000'S)                (000'S)          YEAR LAUNCHED       OWNERSHIP %
------------------------------------------------------------------------------------------------------------------
                                                      MOVIE SERVICES

Encore Media Corporation                                                                             90%
     Encore                             7,468                5,405                 1991
     Encore Plus                          475                  N/A                 1995
     Love Stories                         860                  304                 1994
     Westerns                           1,517                  304                 1994
     Mystery                            1,515                  304                 1994
     Action                               834                  185                 1994
     True Stories & Drama                 832                  180                 1994
     WAM! America's Youth                 833                  185                 1994

STARZ!                                  3,187                1,348                 1994              48%(1)

Request TV                             32,242(2)            23,853(2)              1985              40%(3)

Viewer's Choice                        38,404(2)            26,386(2)              1985              10%

------------------------------------------------------------------------------------------------------------------
                                   SUBSCRIBERS AT                                             LIBERTY MEDIA GROUP
                                      12/31/95       SUBSCRIBERS AT 12/31/94                       ATTRIBUTED
             ENTITY                   (000'S)                (000'S)          YEAR LAUNCHED       OWNERSHIP %
------------------------------------------------------------------------------------------------------------------
                                      ENTERTAINMENT AND INFORMATION SERVICES

Court TV                                      20,646               15,550      1991                    33%(3)

BET Holdings, Inc. (NYSE-BTV)                                                                          22%
     BET Cable Network                        44,234               40,282      1980
     BET Action                                7,200(2)             6,571(2)   1990
        Pay-Per-View
     BET on Jazz                                 N/A                  N/A      1996


Discovery Communications, Inc.                                                                         49%
     The Discovery Channel                    66,534               61,500      1985
     The Learning Channel                     43,248               31,500      1980
     Discovery Asia                            1,441                  462      1994
     Discovery Europe                         11,075                9,100      1989
     TLC Europe                                 (4)                  (4)       1991
     Discovery Latin America                   4,988                2,900      1994
     Discovery Channel Online                    N/A(15)              N/A      1995

DMX Inc. (Nasdaq-TUNE)                                                                                 11%(3)
     DMX                                      18,250(2)            16,500(2)   1991

E! Entertainment Television                   37,300               26,792      1990                    10%(3)

International Family Entertainment, Inc. (NYSE-FAM)                                                    20%
     The Family Channel                       62,000               58,800      1977
     FIT TV                                    5,610                1,002      1993
     The Family Channel UK(5)                    826(6)               402(6)   1993
     The Family Channel de Las                    34                  N/A      1995
       Americas

International Channel                          7,062                5,839      1990                    45%

Faith & Values Channel                        25,354               21,957      1993                    49%

Turner Broadcasting Systems, Inc. (AMEX-TBS/A; TBS/B)                                                  23%(3)
     CNN                                      67,200               62,800      1980
     Cartoon Network                          22,400               12,100      1992
     Headline News                            59,300               54,200      1982
     TNT                                      66,100               60,800      1988
     Turner Classic Movies                     7,800                3,200      1994
     TBS SuperStation                         67,100               62,100      1976
     CNNfn                                       N/A                  N/A      1996
     CNN International                        76,700               57,400      1995 (US)
     International Entertain-                 42,000(7)            28,000(7)
           ment Networks
        TNT Latin America                                                      1991
        Cartoon Network Latin
           America                                                             1993
        TNT & Cartoon Network
           Europe                                                              1993
        TNT & Cartoon Network
           Asia                                                                1994

------------------------------------------------------------------------------------------------------------------
                                   SUBSCRIBERS AT                                             LIBERTY MEDIA GROUP
                                      12/31/95       SUBSCRIBERS AT 12/31/94                       ATTRIBUTED
             ENTITY                   (000'S)                (000'S)          YEAR LAUNCHED       OWNERSHIP %
------------------------------------------------------------------------------------------------------------------
                                  ENTERTAINMENT AND INFORMATION SERVICES (CONT.)

Intro Television                             7,341                  6,900           1994             100%

Video Jukebox Network, Inc. (Nasdaq-JUKE)                                                              5%
     The Box                                22,241 (US)            21,548           1985
                                               792 (UK)               650           1992

                                                 SPORTS SERVICES

REGIONAL SPORTS NETWORKS
     Home Team Sports                        3,149                  2,810           1984              20%(8)
     Prime Sports-
        Intermountain West                     559                    535           1990             100%
     Prime Sports-KBL                        2,310                  1,623           1985             100%
     Prime Sports-Midwest                      670                    300           1989              65%(3)(8)
     Prime Sports-Northwest                  2,299                  2,188           1988              60%(3)
     Prime Sports-Rocky
        Mountain                             1,690                  1,525           1988              77%(8)
     Prime Sports-Southwest                  4,509                  4,138           1983              65%(3)(8)
     Prime Sports-West                       4,560                  4,170           1985             100%
     SportsChannel Chicago                   2,533                  2,330           1984              50%(3)
     SportsChannel Pacific                   3,553                  3,242           1990              50%(3)
     SportsChannel                           2,465                  2,355           1983              22%(3)(8)
        Philadelphia/PRISM
     SportSouth Network                      4,768                  4,270           1990              44%(3)
     Sunshine Network                        3,582                  3,380           1988            36.5%(3)(8)

NATIONAL SPORTS NETWORKS
     Liberty Satellite Sports(9)             2,270                  1,401           1989              65%(3)(8)
     Prime Deportiva                         1,524(10)                900(10)       1993             100%
     Prime Network                          50,325                 45,947           1989              33%(3)(8)
     NewSport                                6,279                  5,363           1994              33%(3)(8)
     Prime Sports Showcase                   1,917                  1,800           1994             100%

INTERNATIONAL SPORTS PROGRAMMING
     Prime Sports Australia                     80                      2                             50%
        Premier Sports Network                                                      1995
        Premier All-Star Sports                                                     1995
     Prime International                     1,394                    138
        Prime Deportiva                                                             1995             100%
        Prime Network                                                               1992              65%(3)(8)

                                                   BROADCASTING

Netlink USA                                    437                    380           1987             100%
Netlink International                           20                     20

Silver King Communications, Inc. (Nasdaq-SKTV)                                                        23%(11)
     Silver King                            28,000(12)             28,000(12)       1986

------------------------------------------------------------------------------------------------------------------
                                   SUBSCRIBERS AT                                             LIBERTY MEDIA GROUP
                                      12/31/95       SUBSCRIBERS AT 12/31/94                       ATTRIBUTED
             ENTITY                   (000'S)                (000'S)          YEAR LAUNCHED       OWNERSHIP %
------------------------------------------------------------------------------------------------------------------
                                               ELECTRONIC RETAILING

Home Shopping Network, Inc. (NYSE-HSN)                                                              41%(13)
     HSN                                    69,189(14)             62,000(14)       1985
     Spree!                                 12,000                    N/A           1986
     ISN                                       N/A(15)                N/A           1995

QVC Network                                 54,611                 50,000           1986            43%(3)
     Q2                                     13,031                 11,568           1994
     QVC-The Shopping                        4,029                    N/A           1993
        Channel (UK)
     iQVC                                      N/A(15)                N/A           1995

                                                   OTHER ASSETS
--------------------------------------------------------------------------------------------------------
                                                                                     LIBERTY MEDIA GROUP
                  ASSET                              DESCRIPTION                         OWNERSHIP %
--------------------------------------------------------------------------------------------------------
Americana Television                     Produces music and                                   66%
Productions LLC                          lifestyle programming

Asian Television and                     Hardware/software                                    46%
Communications International             sales and consulting
LLC                                      in China

MacNeil/Lehrer Productions               News/Documentary                                     67%
                                         Production

Southern Satellite Systems, Inc.         Distribution of TBS                                 100%
                                         SuperStation
                                         signal (in the U.S.)

Royal Communications, Inc.               Distribution of TBS                                 100%
                                         SuperStation
                                         signal (in Canada)



(1)      An entity attributed to TCI Group owns a 50.1% interest in Starz!.

(2)      Number of subscribers to whom service is available.

(3) The interests of Liberty Media Group in these entities are presently or will become subject to buy-sell procedures under which one owner may initiate the procedure by giving notice setting forth a value for the entity and the other owner(s) may then elect either to buy the interest of the initiating owner or to sell their interests to the initiating owner at a price equal to the value specified by the initiating owner multiplied by the ownership percentage of the selling partner.

(4)      Included with Discovery Europe.

(5) Operated by a joint venture in which International Family Entertainment, Inc. ("IFE") has a 61% interest and Flextech plc ("Flextech"), in which Tele-Communications International, Inc. ("TINTA") has a majority interest, has the remaining 39% interest. On March 20, 1996, IFE announced that it had agreed to merge The Family Channel (UK) into Flextech, in exchange for cash and Flextech securities.

(6)      Excludes satellite direct-to-home subscribers.

(7) Includes subscribers for TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia.

(8) Includes an indirect interest attributed through Affiliated Regional Communications, Ltd. in which Liberty Media Group owns a 65% interest.

(9)      Distributor of Sports Programming to HSD and DBS markets.

(10) Includes subscriber numbers for La Cadena Deportiva, previously a regional sports network, which is now a part of Prime Deportiva.

(11) Assumes exercise of an option (the "Option") to purchase 2,000,000 shares of Class B common stock at $1.75 per share, which shares would constitute voting control of Silver King. Liberty has entered into an agreement pursuant to which it has agreed to transfer its controlling interest in HSN to Silver King in exchange for an additional interest in Silver King. For a description of this transaction, see description of Silver King in "Broadcasting" below.

(12) Number of television households in areas of Silver King's broadcast stations.

(13) Liberty Media Group has 80% voting power. Liberty has entered into an agreement pursuant to which it has agreed to transfer its interest in HSN to Silver King. See description of transaction in "Broadcasting" below.

(14)     Includes broadcast households and cable subscribers.

(15)     Internet service.

         Movie Services. "Encore", which is produced and distributed by Encore Media Corporation ("EMC"), primarily airs movies from the 1960s, 1970s and 1980s. As of December 31, 1995, the service was being offered by cable operators and other distribution technologies to approximately 29.2 million households, of which approximately 7.5 million subscribed to Encore. The service is generally offered as a single premium service or in conjunction with other programming services. In either case, the subscription price paid by the subscriber for Encore is generally lower than the prices charged for other premium movie services. During 1994, Encore launched six new thematic multiplex services: Love Stories, Westerns, Mystery, Action, True Stories & Drama, and WAM! America's Youth Network. Cable operators pay EMC a per subscriber fee for the services. EMC obtains rights to air movies by entering into film licensing agreements with the holders of distribution rights. EMC has entered into agreements extending through 2005 with various distributors to exhibit certain films. EMC has entered into various other agreements where license fees are contingent on future production, sales and certain other criteria. As of December 31, 1995, approximately 54% of Encore's total subscribers received the service pursuant to an affiliation agreement with Satellite Services, Inc. ("SSI"), a wholly owned subsidiary of TCI Communications, Inc. ("TCIC"). SSI purchases programming services from programming suppliers and then makes such services available to TCIC's subsidiaries and affiliates.

         Customers served by cable television systems eligible to purchase programming services through SSI ("SSI Subscribers") represented approximately 22% of U.S. households which receive cable or satellite delivered programming at December 31, 1995. Percentages of subscribers to the programming services in which Liberty Media Group has an attributable interest that are SSI Subscribers are provided below in the description of the service if they significantly exceed 22%.

         "STARZ!" is a first-run premium movie programming service which is managed by EMC. As of December 31, 1995, STARZ! was offered by cable operators and other multi-channel video distribution technologies to approximately 16.5 million subscribers, of which approximately 3.2 million elected to receive STARZ!. Approximately 64% of the subscribers electing to receive STARZ! were SSI Subscribers. STARZ! is operated and distributed by a partnership ("QE+") owned 29.9% by Liberty Starz, Inc. ("Liberty Starz"); 50.1% by TCI Starz, Inc. ("TCIS"), an entity included in TCI Group, and 20% by EMC.

         The QE+ agreement provides that TCIS will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum aggregate capital contribution of $350 million (the "TCIS Contribution"). QE+ is obligated to pay TCIS a preferred return of 10% per annum on the first $200 million of the TCIS Contribution beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any amount of the TCIS Contribution in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ will be required to apply 75% of its available cash flow (as defined) to repay the TCIS Contribution and any preferred return payable thereon. To the extent QE+ has incremental cash requirements, TCIS and Liberty Starz will have the option to fund 50.1% and 49.9%, respectively, of any such additional capital requirements. EMC is paid a fee for managing the STARZ! service equal to 20% of the "managed costs" (as defined) of the service.

         In addition, effective July 1, 1995, Liberty Starz began earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+, which was approximately $970,000 for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee is subordinated to the repayment of the TCIS Contribution, including any preferred return, and any other obligations of QE+ to its partners.

         Liberty Media Group also has interests in "Request TV" and "Viewer's Choice" which provide pay-per-view movies and pay-per-view events to cable operators. Both Request TV and Viewer's Choice act as intermediaries between movie studios and event promoters, on the one hand, and cable operators, on the other hand, providing scheduling for movies to be sold on a pay-per-view basis, satellite distribution of such movies, marketing and promotion, and, in some instances, billing and collection services. For providing these services, they are paid a negotiated percentage of pay-per-view revenue generated by their respective affiliated cable operators.

         Entertainment and Information Services. "Court TV" provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings. The Court TV service, which was launched in July of 1991, was received by approximately 20.6 million subscribers at December 31, 1995, approximately 28% of which were SSI Subscribers.

         "BET Cable Network" is a cable television network whose programming targets interests and concerns of African-Americans. The network's productions include hosted music video programs and variety shows. Acquired programs include situation comedies, soap operas, movies, gospel music programs and sports and entertainment specials. "BET Action Pay-Per-View" is a pay-per-view service which distributes films produced by BET Holdings, Inc. ("BET") and feature films produced by major studios and independent film companies. BET on Jazz was launched in January 1996 as a national programming service. BET on Jazz programming embraces all forms of jazz and includes national and international jazz festivals, jazz music videos, interviews, vintage concerts, biographies, movies and documentaries. In December 1995, BET repurchased a portion of its common stock beneficially owned by Time Warner, Inc. ("Time Warner"). As a result, Liberty Media Group's ownership of BET increased from approximately 18% to 22%.

         The principal businesses of Discovery Communications, Inc. ("Discovery") are the advertiser-supported basic cable networks "Discovery Channel" and "The Learning Channel". Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. cable homes. The Learning Channel broadcasts a variety of educational and non-fiction programming. Through internally generated funding, significant investments are being made by Discovery in building a documentary programming library. Discovery is expanding the Discovery brand name by establishing channels based in Europe, Latin America and Asia, a substantial portion of the programming of which is drawn from Discovery's own documentary programming library. During 1995, Discovery continued to sell CD-ROMs, videos and other products based on its programming. In 1995, Discovery augmented such efforts with the acquisition of Discovery Store, Inc., a previously unrelated 14-store retail chain that sells nature and science-themed products now under the name Discovery Channel Store.

         In July 1995, Discovery launched Discovery Channel Online which provides World Wide Web users with text, video and audio presentations in the areas of science, nature, history and human adventure. Discovery recently announced plans to launch five new networks to coincide with deployment of digital set-top terminals in 1996.

         DMX Inc. is primarily engaged in programming, distributing and marketing a premium digital music service, DMX, which provides 24-hour per day, commercial-free, CD quality music programming. DMX is delivered, for a monthly per subscriber license fee, direct to cable operators by C-Band satellite for distribution to residential and commercial cable subscribers. DMX is also delivered by DBS to commercial subscribers and (since October 1995) residential subscribers. Both cable and DBS subscribers receive DMX through a specially designed tuner to their stereo systems. DMX is available in 30 different music formats for cable distribution and in more than 90 different music formats for DBS distribution. DMX also operates services in Canada, Europe, Israel, Central and South America and Africa. Approximately 55% of DMX's domestic enabled tuners are in the homes of SSI Subscribers.

         On March 12, 1996, the stockholders of DMX Inc. approved a transaction in which a subsidiary of TINTA would be merged with and into DMX Inc. As a result of such transaction TINTA will receive approximately 10.8 million shares of newly issued DMX Inc. Common Stock, reducing Liberty Media Group's interest in DMX Inc. from approximately 14% to approximately 11%. Upon completion of the transaction, TINTA will hold approximately 20% of DMX Inc.

         "E! Entertainment Television" is a 24-hour network devoted to the world of celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs and exclusive live coverage of major awards shows and celebrity events.

         International Family Entertainment, Inc.'s ("IFE") principal business is "The Family Channel", an advertiser-supported basic cable television network that provides family oriented entertainment programming in the United States. In addition, IFE owns MTM Entertainment, Inc., a producer and worldwide distributor of television series and made-for-television movies and the owner of a significant library of television programming. IFE also operates The Family Channel (UK), an advertiser-supported network in the United Kingdom; FIT TV, an advertiser-supported health and fitness cable network; "The Family Channel de Las Americas", which provides Spanish language family-oriented and fitness programming to Mexico, Central America and portions of South America; and Calvin Gilmore Productions, a producer of live musical variety shows. On March 20, 1996, IFE announced that it had agreed to merge The Family Channel
(UK) into Flextech. IFE will receive cash and shares of Flextech's convertible redeemable non-voting stock in exchange for its interest in the network. Flextech owns interests in or manages 13 cable networks in the UK.

         On December 15, 1995, Liberty exchanged all of its IFE Convertible Preferred Stock and all its IFE Class B Common Stock for non-voting IFE Class C Common Stock. This transaction increased Liberty's equity interest in IFE from approximately 18% to approximately 20% while reducing its voting power to zero. The IFE Class C Common Stock is convertible into voting IFE Class B Common Stock at any time.

         "International Channel" is a basic cable service providing multi-lingual programming in the U.S. The International Channel has announced that it will begin development of 12 single language pay services designed primarily to serve viewers who use English as their second language.

         In July, 1995, Liberty Media Group acquired a 49% interest in "The Faith & Values Channel," a national basic cable network reaching more than 26 million viewers through cable television and other forms of multi-channel distribution. Approximately 29% of the Faith & Values Channel's viewers are SSI Subscribers. The Faith & Values Channel is managed by representatives of the National Interfaith Cable Coalition, a group of 64 U.S. denominations and faith groups. The Channel aims to provide its viewers with non-denominational religious and values-based entertainment and informational programming that promotes values of love, justice, reconciliation and hope and introduces perspectives of faith and values into public and civil discourse.

         Turner Broadcasting System, Inc. ("TBS") is a diversified information and entertainment company, which produces and distributes entertainment and news programming worldwide, with operations in motion picture, animation, sports and television production, home video, television syndication, licensing and merchandising, and publishing. Through its subsidiaries, at December 31, 1995, TBS owned and operated four domestic entertainment networks (TBS SuperStation, Turner Network Television, Cartoon Network and Turner Classic Movies); four International entertainment networks (TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia); and four news networks (Cable News Network, Headline News, Cable News Network International and CNN Financial Network). On February 16, 1996, TBS and Time Warner, Inc. ("Time Warner") announced plans to launch a 24-hour sports news cable service, CNN-SI, in December 1996. TBS' involvement in the creation of programming and the distribution of original and library product includes ownership of three motion picture and television production companies (New Line Cinema Corporation, Castle Rock Entertainment and Turner Pictures Worldwide, Inc.); Hanna-Barbera, Inc. which is engaged primarily in the production of new animation product; and two major copyright libraries (The Turner Entertainment Co. library which contains films from MGM, RKO, pre-1950 Warner Bros, short subjects, cartoons and television shows, and the Hanna-Barbera library consisting of over 3,000 half hours of animation programming). TBS also has ownership interests in two professional sports teams (the Atlanta Braves and the Atlanta Hawks) and a regional sports network (SportSouth Network ("SportSouth"), in which Liberty Media Group also has an interest).

         On September 22, 1995, the boards of directors of Time Warner, and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted. Liberty Media Group will receive approximately 50.1 million shares of Time Warner common stock in exchange for its TBS holdings.

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by Liberty Media Group will be exchanged immediately for a series of voting common stock ("Time Warner Series Common Stock") economically equivalent to the common stock and placed in a voting trust with Gerald M. Levin, currently the Chairman of Time Warner, as the trustee. Liberty Media Group's Time Warner Series Common Stock is being placed in a voting trust to ensure compliance with FCC requirements.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to Liberty Media Group for approximately $60 million. Time Warner has agreed to issue 5 million shares of Time Warner common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern Satellite Systems, Inc. ("Southern"). Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to Liberty Media Group having a market value of $160 million in the event it exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine Network, a Florida-based sports cable network, for $14 million.

         The TBS/Time Warner Merger is subject to, among other things, approval by the FCC and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner.

        Television" (formerly known as "tv! Network"), a 24-hour basic cable service, features programming from new and existing cable networks which are not widely distributed. Intro Television also previews premium and pay-per-view services and showcases the latest developments in programming, new technology and emerging interactive services. Intro Television is operated as a promotional channel for use by TCIC's cable television systems and all of Intro Television's subscribers are SSI Subscribers.

         "The Box" is a viewer interactive music video service produced by Video Jukebox Network, Inc. ("VJN") and offered through cable television systems and low-power television stations. Viewers may select the music videos they desire to watch by calling a designated 900 or 976 telephone number, in which case they pay a fee to VJN for their selections. Alternatively, viewers may passively view the music videos selected by others, in which case there is no additional charge for the service. VJN has entered into revenue sharing arrangements with cable operators who offer The Box as part of their basic cable service. VJN also has operations in the United Kingdom.

         Sports Programming Services. On October 31, 1995, Liberty Media Group announced that it had entered into a binding agreement in principle with The News Corporation Limited ("News Corp.") and TINTA to form alliances to own and operate sports programming services world wide. In the United States, Liberty Media Group and News Corp. agreed to form a partnership (the "Fox-Liberty Venture") into which Liberty Media Group will contribute interests in its national and regional sports networks and into which News Corp. will contribute its "fx" cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

         Internationally, News Corp. and a 50/50 partnership formed by Liberty Sports, Inc. ("Liberty Sports"), a wholly owned subsidiary of Liberty Media Group, and TINTA (the "Liberty-TINTA Partnership") have agreed to form a joint venture (the "International Venture") which will operate currently existing sports services in Asia, Latin America and Australia and a variety of new sports services throughout the world except in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA Partnership will own 50% of the International Venture with News Corp. owning the other 50%. News Corp. is contributing various international sports rights, including the Star Sports channel which is broadcast throughout Asia as part of the Star package of services. The Liberty-TINTA Partnership is contributing Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA Partnership will also contribute its 50% interest in Premier Sports and All-Star Sports in Australia. Both are 24-hour sports services available via MMDS or cable television in Australia.

         The transactions contemplated by the above agreements are expected to close during 1996.

         Regional Sports Programming Services. Liberty Media Group has varying interests in several regional sports networks (the "Liberty Sports Networks"), which acquire, develop, produce, syndicate and distribute sports programming of primarily local and regional interest by satellite to cable television operators, to other multi-channel video programming distributors, and to HSD owners, in specified geographic areas. The following table sets forth for each of the Liberty Sports Networks the year of launch, state service area and significant teams with respect to whose games the network currently has programming rights:

             Sports Network                 Year Launched      Service Area          Current Teams
             --------------                 -------------      ------------          -------------
Prime Sports-Southwest                          1983             AR, LA,        Dallas Mavericks
                                                                 NM, OK,        Houston Aeros
                                                                     TX         Houston Astros
                                                                                Houston Rockets
                                                                                Dallas Stars
                                                                                San Antonio Spurs
                                                                                Big 12 Conference

Home Team Sports                                1984             DC, DE,        Baltimore Orioles
                                                                 MD, NC,        Washington Bullets
                                                                 PA, VA,        Washington Capitals
                                                                     WV         Colonial Conference
                                                                                Atlantic 10 Conference
                                                                                Atlantic Coast Conference

Prime Sports-KBL                                1985             MD, NY         Pittsburgh Penguins
                                                                     WV         Pittsburgh Pirates
                                                                                University of Pittsburgh
                                                                                Atlantic 10 Conference

Prime Sports-Intermountain West                 1990             ID, MT,        Utah Jazz
                                                                 NV, UT,
                                                                     WY

Prime Sports-Midwest                            1989             IA, IL,        St. Louis Cardinals
                                                                 IN, MO         St. Louis Blues

             Sports Network                 Year Launched      Service Area          Current Teams
             --------------                 -------------      ------------          -------------
Prime Sports-Northwest                          1988             AK, ID,        Seattle Mariners
                                                                 MT, OR,        Big Sky Conference
                                                                     WA         PAC-10 Conference
                                                                                Oregon State University
                                                                                University of Oregon
                                                                                University of Washington
                                                                                Washington State University

Prime Sports-Rocky Mountain                     1988             CO, KS,        Denver Nuggets
                                                                 NE, NM         Colorado Avalanche
                                                                 SD, WY         Colorado State University
                                                                                University of New Mexico

Prime Sports-West                               1985             AZ, CA,        Los Angeles Lakers
                                                                 HI, NV         Los Angeles Kings
                                                                                Anaheim Mighty Ducks
                                                                                California Angels
                                                                                San Diego Padres
                                                                                PAC-10 Conference
                                                                                University of Hawaii
                                                                                San Diego State University

SportsChannel Chicago                           1984             IA, IL,        Chicago Blackhawks
                                                                 IN, WI         Chicago Bulls
                                                                                Chicago White Sox
                                                                                University of Notre Dame

SportsChannel Pacific                           1990             CA, NV,        Golden State Warriors
                                                                     HI         Oakland A's
                                                                                San Francisco Giants
                                                                                San Jose Sharks
                                                                                PAC-10 Conference
                                                                                Stanford University
                                                                                University of Cal-Berkeley

SportsChannel Philadelphia/PRISM                1983             DE, NJ,        Philadelphia Flyers
                                                                     PA         Philadelphia Phillies
                                                                                Philadelphia 76ers
                                                                                Atlantic 10 Conference

SportSouth Network                              1990             AL, GA,        Atlanta Braves
                                                                 MS, NC,        Atlanta Hawks
                                                                 SC, TN         Charlotte Hornets
                                                                                Southeast Conference
                                                                                Atlantic Coast Conference

Sunshine Network                                1988                 FL         Orlando Magic
                                                                                Florida State University
                                                                                Tampa Bay Lightning
                                                                                Florida Marlins
                                                                                Florida Panthers
                                                                                Miami Heat

         Liberty Sports has also entered into multi-year agreements for rights to national distribution of certain sports events of the PAC-10 Conference, Big 12 Conference and Conference USA, which will be distributed in part through regional sports networks and in part through other distribution media.

         In November 1995, the Fox-Liberty Venture entered into a $47 million, 4-year non-exclusive agreement with Major League Baseball ("MLB"), commencing with the 1997 regular season games, for 2 cable-exclusive nights per week for 26 weeks. MLB games may be carried on fx and/or the Liberty Sports Networks.

         The Liberty Sports Networks derive revenue from two principal sources:
(1) fees paid by multichannel video programming distributors pursuant to affiliation agreements entered into with the regional sports networks and (2) the sale of advertising time to local, regional and national advertisers plus infomercials. Each cable operator or other distributor is typically charged a monthly fee per subscriber in its systems receiving the programming service, which fees vary depending on whether the service is offered as a basic, expanded basic or Pay-TV service and the proximity of the cable system to the venue of the major sporting events distributed by the network. The affiliation agreements generally provide for limited increases during their term in the fees charged by the networks.

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

         Each of the Liberty Sports Networks sells advertising time to local, regional and national advertisers. In general, each network's own sales force markets and sells advertising time to local and regional advertisers, which accounts for approximately 60% of the total advertising revenue. The remaining 40% of all advertising revenue is sold nationally through Liberty Sports Sales, a national advertising group headquartered in New York. Advertising revenue as a percentage of each network's total revenue varies from network to network, with the more established networks generally deriving a greater percentage of their revenue from advertising sales than the newer networks with fewer subscribers.

         The cost of acquiring sports programming rights is the principal expense of the sports networks. The Liberty Sports Networks typically enter into rights contracts with one or more professional sports teams in their regions and acquire rights to collegiate sporting events through arrangements with regional conferences, individual schools and programming syndicators. The duration of the rights agreements with the professional teams ranges from one to fifteen years, with most of the existing agreements having remaining terms from two to four years. The rights contracts for collegiate sporting events typically range from two to five years. Pursuant to the professional sports rights agreements, the networks usually acquire the exclusive right to distribute via cable and other forms of pay television, in their respective regions, a specified number of games that are not subject to national cable or broadcast contracts. In some cases, the contract requires the network to exhibit a minimum number of games and permits exhibition of additional games, up to a fixed maximum number. The arrangements with respect to collegiate sports are more varied, but usually provide exclusive regional cable distribution rights (other than via free over-the-air broadcast television) to a specified number of events. Both professional and collegiate rights granted under such agreements are generally subordinate to rights granted under league or conference national broadcast and national cable contracts. The fee arrangements for the rights granted to the networks under the professional and collegiate sports agreements also vary from contract to contract. In most cases, the contract provides for a charge per game or event, subject to limited increases over the term of the contract, with either a minimum annual exhibition requirement or a minimum payment requirement or both. In certain recent cases a regional network has also acquired broadcast or radio rights to professional teams or collegiate events and has sub-licensed such rights to broadcast or radio distributors. Certain factors such as player strikes, bankruptcy of leagues or individual teams, or team relocations may have an adverse effect on the revenue of the Liberty Sports Networks.

         The value of the exhibition rights granted under sports rights contracts, and in some cases the financial commitments incurred thereunder, are subject to certain contingencies that are not within the control of the networks, such as the relocation of a professional team to a different region, changes in the schools participating in a particular collegiate conference, the terms of applicable national broadcast or cable contracts, and the rules and regulations of the applicable professional or collegiate league, conference or association.

         The number of SSI Subscribers exceeds 22% of the subscribers of several of the Liberty Sports Networks, ranging from 27% at Sportschannel Chicago to 87% at Prime Sports-Intermountain West.

         National Sports Programming Services. "Prime Network", a national "backdrop" service distributed primarily to the Liberty Sports Networks and other regional sports networks, consists of professional and collegiate sports events and other sports programming not subject to territorial restrictions, including college football, baseball and basketball games, professional tennis, auto racing, soccer, golf, boxing and skiing. The term "backdrop" service is used to distinguish between original programming produced by a regional sports network and ancillary programming purchased by the regional sports network from others, such as Prime Network, to supplement its programming service.

         "NewSport" is a national service primarily dedicated to the production and delivery of sports news and related programming. NewSport is distributed to regional sports networks to be used as either a backdrop or a stand-alone second service.

         "Prime Sports Showcase" is generally offered as an expanded basic service and is initially intended to showcase programming of "Prime Deportiva" (a national Spanish language sports service), "Women's Sports Network" (a national sports service concentrating on women's sports), "Press Box" (sports news programming) and "Classic Sports Network" (nostalgic sports programs). At December 31, 1995, Prime Sports Showcase was distributed to approximately 1.9 million subscribers all of which were SSI Subscribers.

         Prime Deportiva is separately available on a full-time, 24-hour basis. Prime Deportiva, which is generally offered as an expanded basic service or for distribution on another acceptable tier, predominately features soccer and boxing.

         Liberty Sports also acts as a syndicator of sports events programming to the broadcast television market.

         International Sports Programming Services. Liberty Sports sells and delivers certain programming internationally to satellite and cable programming distributors in Asia, Europe and Latin America. Such programming consists of U.S. domestic sports programming to which Liberty Sports has acquired international distribution rights and of programming acquired outside the United States.

         In January 1995, and in partnership with Australia Sports Pty, Ltd. ("Australis"), Liberty Sports launched two sports programming services for distribution in Australia and New Zealand--"Premier Sports Network" and "Premier All-Star Sports". Liberty Sports produces and manages the services. Premier Sports Network is currently delivered as part of a multi-channel pay television package distributed by Australis, and Premier All Star Sports is distributed by Australis to commercial establishments, primarily pubs.

         Competition-Programming Companies. The business of distributing pro-gramming for cable television is highly competitive. The number of channels available to the average subscriber of a domestic cable television system is 60 or less. The various sports, entertainment and information programming companies described above in which Liberty Media Group has interests (the "Programming Companies") directly compete with other programming services for distribution on a limited number of cable television channels and, when distribution is obtained, the programming offered by the Programming Companies competes, in varying degrees, for viewers and advertisers with other cable programming services and off-air broadcast television, radio, print media, motion picture theaters, video cassettes, internet services and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and effectiveness of marketing efforts. With the advent of new compression technologies, which are intended to increase channel capacity, competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

         In addition to competition for cable distributors, viewers and advertisers, the Programming Companies also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, the Programming Companies compete for national rights principally with the national broadcast television networks; a number of national cable services that specialize in or carry sports programming; television "superstations", which distribute sports and other programming to cable television systems by satellite; and with independent syndicators that acquire and resell such rights nationally, regionally and locally. They also compete for local and regional rights with those competitors, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service areas for the right to distribute a number of such teams' games on their systems. Four professional sports leagues have each entered into agreements with national DBS distribution outlets for the distribution of selected league games, and three of the four leagues have entered into such agreements with a second DBS distributor. With respect to the acquisition of non-sports programming (such as syndicated programs and movies) which is not produced by or specifically for the Programming Companies, competitors include the national broadcast television networks, local broadcast television stations, suppliers of pay-per-view programs and other cable program suppliers.

         As set forth in Regulation-Programming Companies below, the FCC's "financial interest and syndication" rules had limited the ability of the three major broadcast networks to distribute network programs through syndication to broadcast stations and to acquire certain financial interests or domestic syndication rights in first-run non-network programs. However, the FCC repealed these rules in September 1995. Elimination of these restrictions could permit a myriad of broadcast station/network production/exhibition arrangements, further increasing competition to the Programming Companies in the acquisition and sale of programming.

         In a series of decisions, federal courts had invalidated the statute prohibiting telephone companies from providing video programming and other information directly to subscribers in their telephone service areas. Although those decisions had been subject to review, telephone companies had begun to invest in and/or form entities for the production and/or acquisition of programming. Such entities will provide further competition to the Programming Companies in the creation, acquisition and/or sale of programming. The 1996 Telecom Act eliminated that statutory prohibition and any remaining uncertainty. Therefore telephone company investment in, development of, and/or acquisition of programming may be expected to continue and to increase. However, the provision of programming by telephone companies also should increase the number of outlets and competition for programming sold by the Programming Companies.

         Satellite Transponder Agreements. The Programming Companies lease satellite transponders under varying terms on both domestic and international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected", "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all of the lessees' "protected" services would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Liberty Media Group has no control, including competition among prospective users of available transponders and the availability of satellite launching facilities for replacement satellites. Many of the commercial satellites now in orbit will have to be replaced in the next few years. The federal government has placed restrictions on the launching of commercial satellites by means of the space shuttle, causing manufacturers of commercial satellites to rely on alternative delivery systems to place these satellites in orbit. Additional domestic and foreign commercial launching facilities are being developed currently, but there can be no assurance that the launch systems currently in place, or to be developed, will be able to replace the domestic communications satellites as their useful lives end.

        Although the Company believes that the Programming Companies have taken reasonable steps to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of Liberty Media Group.

         Liberty Media Group anticipates that compressed digital video transmission will be deployed commercially within the next several years. This technology converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The industry is currently developing standards for sending and receiving compressed signals. Several of Liberty Media Group's transponder leases provide the right to use the transponders to provide compressed services. Use of compressed service may result in greater transponder capacity.

         Regulation-Programming Companies. The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services and to some extent the programming services themselves. Cable television systems are also regulated by municipalities or other state and local government authorities. Municipalities generally have the jurisdiction to grant and to review the transfer of franchises, to review rates charged to subscribers, and to require public, educational, governmental or leased-access channels, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by Liberty Media Group, and such regulatory carriage requirements could adversely affect the number of channels available to carry Liberty Media Group's networks.

         The 1992 Cable Act expanded greatly the scope of federal and local regulation. Liberty Media Group believes that the legislation taken as a whole and as presently implemented is having a material adverse impact upon the cable industry in general and upon Liberty Media Group's programming operations specifically.

         The 1996 Telecom Act, makes significant changes in the regulation of and competition among telecommunications-related industries, including the cable television industry. See "Regulation and Legislation - The Telecommunications Act of 1996" above, for a more detailed summary of such changes. Among other things, the 1996 Telecom Act eliminates the statutory prohibition of telephone companies providing video programming in their service areas; establishes a regulatory alternative for open video systems; eliminates rate regulation of cable programming service tiers immediately for small cable systems and on March 31, 1999, for all cable systems; extends the program access and anti-discrimination rules to satellite cable programming vendors owned by telephone companies and other common carriers; and imposes closed- captioning requirements for video programming. Many provisions of the 1996 Telecom Act remain subject to implementation rulemaking proceedings by the FCC. Certain of the more significant areas of regulation imposed by the 1992 Cable Act as revised by the 1996 Telecom Act that relate to or may affect programming operations are discussed below.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS services on terms and conditions that do not unfairly discriminate among such technologies. The 1996 Telecom Act has extended this requirement to programming services in which telephone companies and other carriers have attributable ownership interests.

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

         Regulation of Cable Service Rates. Cable systems are subject to extensive rate regulation as summarized above in "Regulations and Legislation - Regulation of Cable Service Rates." The 1996 Telecom Act eliminates rate regulation of CPSTs in all cable systems as of March 31, 1999. Such comprehensive regulations include provisions controlling rate increases for changes in costs, including programming costs, and for additional channels.

         The FCC's rate regulations permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs to the extent such increases exceed the rate of inflation. On September 15, 1995, the FCC adopted an alternative methodology for adjusting regulated rates to account for such cost increases and for the costs of adding channels which provides cable operators with increased flexibility to recover such costs. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

         The 1992 Cable Act provides mechanisms for cable television systems to adjust rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing CPST, with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is scheduled to expire on December 31, 1997. The aggregate cap and flat fee mark-up elements of these regulations may adversely affect higher-cost programming services, including the regional sports networks in which Liberty Media Group has an ownership interest, while expanding the carriage of programming services with lower license fees, including programming services in which Liberty Media Group has an ownership interest.

         The complexity of and numerous revisions to the FCC's rate regulations have impaired the willingness and ability of cable operators to add programming services and to invest in additional cable plant to expand channel capacity. Consequently, the cumulative impact of the FCC's rate regulation is likely to continue to have an adverse impact on Liberty Media Group's programming interests.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. By October of 1993, cable operations were required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcasters' signals. Local and distant broadcasters can require cable operators to make payment as a condition to carriage of such broadcasters' station on a cable system. (Established "superstations" were not granted such rights.) Alternatively, after October 6, 1993, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent. HSN's full-time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee.

         The 1992 Cable Act also imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right, as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry and, depending on a cable system's channel capacity, non-commercial television broadcast signals. In July 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to choose "must carry" status. A petition for reconsideration of the FCC's ruling currently remains pending before the FCC, which petition has been opposed by HSN. The United States Supreme Court is currently reviewing the constitutionality of the must carry regulations. The "must-carry" and "retransmission consent" statutory provisions and regulations remain in effect pending the outcome of these ongoing judicial proceedings. Such statutorily mandated expansion of carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access, could adversely affect some or substantially all of the programming services in which Liberty Media Group holds an interest by decreasing the carriage of such services in cable systems with limited channel capacity. However, as a result of "must carry", HSN has experienced increased cable distribution of its programming due to an increase in the number of cable systems that carry HSN programming.

         Ownership Regulations. The 1992 Cable Act required the FCC to, among other things, (1) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming.

         On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules may limit carriage of Liberty Media Group's programming services on certain systems of cable operators affiliated with Liberty Media Group. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Several petitions filed with the FCC seeking reconsideration of various aspects of the regulations implementing the 1992 Cable Act remain undecided. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. The FCC also must initiate numerous rulemakings to implement the 1996 Telecom Act. Liberty Media Group is uncertain how the courts and/or FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all are subject to revision at the discretion of the appropriate governmental authority.

         Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that Liberty Media Group's business will not be affected adversely by future legislation, new regulation or deregulation.

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. Certain satellites are more valuable than others to cable television programmers based on whether a particular satellite is used by other programmers of popular cable services. Factors that may affect the Programming Companies' ability to meet their transponder needs in the future include increases in the number of prospective users of available transponder space, and the uncertain status of future satellite launches by the United States space shuttle program, by private entities in the United States and by private and governmental entities in other countries. Under current policy, the Galaxy V, Spacenet 2, SatCom C-1 and SatCom C-3 service providers are not subject to the market exit provisions of Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), and may therefore cease providing communications services to customers on short notice, provided that such action is just, reasonable and non-discriminatory, and subject to any additional rights or remedies to which the customer and the carrier may have agreed. Several of the Programming Companies lease transponders on the above-mentioned satellites, but Liberty Media Group has no reason to believe that such service providers have any intention to cease providing transmission services via their respective satellite systems.

         The FCC also grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. A number of the Programming Companies, as well as HSN and Southern Satellite Systems, Inc., have been granted licenses for construction and operation of C-Band and/or Ku-Band satellite uplink facilities.

         Financial Interest and Syndication. The FCC's "financial interest and syndication" rules had limited the ability of the three major broadcast networks to distribute network programs through syndication to broadcast stations. The major broadcast networks have not been restricted from distributing network programs to cable or satellite programmers, such as the Programming Companies. However, under the FCC's modified financial interest and syndication rules adopted in 1993, the three major networks had been prohibited from: (a) actively syndicating any prime-time entertainment or first-run non-network programming to television stations in the United States, (b) acquiring financial interests or domestic syndication rights in any first-run non-network program or series distributed in the United States unless that program or series was produced solely "in-house" by the network, and (c) warehousing programming by withholding it from the syndication market beyond certain defined periods.

         The FCC eliminated these rules in September 1995. Elimination of these restrictions could permit a myriad of broadcast station/network production/exhibition arrangements that only cable operators and the major broadcast networks (to the extent of distributing to cable and satellite programmers) were permitted to undertake, further increasing competition to the Programming Companies in the acquisition and sale of programming. The grant of expanded syndication powers to the three major networks could lessen the attractiveness and/or availability of the major networks' programming to cable system operators and programmers because they would have to compete directly for such programming with broadcast stations and could be less likely to secure cable/broadcast network exclusive distribution and other arrangements.

         Broadcasting. Netlink USA ("Netlink") packages, markets and distributes programming to the U.S. HSD subscriber market (the "Retail Business"). Netlink acquires rights from programmers to market various satellite-transmitted programming, including services such as ESPN, CNN, HBO, WTBS and the Discovery Channel, to HSD owners. Netlink offers HSD owners various packages of programming for monthly, quarterly or annual subscription periods. Once a subscriber has ordered service by telephone or through an HSD retailer, Netlink transmits an authorization code to the customer's descrambler, allowing customers to recieve the programming. Since 1993, Netlink has also offered pay-per-view services.

         Netlink markets its HSD services through direct retail efforts, satellite equipment dealers and distributors. During 1995, approximately 75% of Netlink's new subscribers were generated through satellite equipment dealers. During 1995, Netlink paid commissions to more than 2,000 dealers. Direct marketing includes advertising in publications targeted at HSD owners, telemarketing and direct mail. Approximately 96% of Netlink's HSD customers with subscription packages which expired in 1995 renewed their subscriptions with Netlink.

         During 1995, Netlink uplinked and sold the signals of nine broadcast television stations to other HSD packagers and marketers in the U.S. and, through Netlink International, in Canada (the "Wholesale Business"). In January, 1996, the number of broadcast television signals uplinked by Netlink was reduced to six. As of December 31, 1995, approximately 600,000 HSD households subscribed to one or more of such stations through HSD packages offered by Netlink and other HSD packaging and marketing companies. The other HSD packaging and marketing companies pay Netlink a fee for the right to sell these services to their customers.

         In January 1996, TCI Group consummated a merger with United Video Satellite Group, Inc. ("UVSG"), as a result of which TCI Group acquired voting control of UVSG. UVSG owns Superstar Satellite Entertainment ("Superstar"), another large distributor of programming to the HSD market. On March 12, 1996, UVSG and Liberty Media Group announced an agreement to combine the Retail Businesses of Netlink and Superstar (the "Netlink/Superstar Venture"). The Netlink/Superstar Venture, owned approximately 50% by each of UVSG and Liberty Media Group, will be the nation's largest provider of programming to C-Band satellite customers. Liberty Media Group will retain ownership of the Wholesale Business of Netlink.

         Competition-Netlink. Netlink competes with other HSD program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of Netlink's sales are generated through HSD dealers, Netlink also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the HSD market faces significant competition from cable television as well as DBS services, which were launched in 1994. DBS uses higher power Ku-Band frequencies that can be received by significantly smaller hardware than HSDs that receive C-Band frequencies. Because of the smaller dish size, DBS may be more widely accepted than HSD systems in urban markets.

         During 1995 Netlink leased nine satellite transponders on an "unprotected" or "transponder unprotected" basis on two separate communications satellites. Netlink has "seniority status" on such satellite transponders which results in Netlink having favorable ranking should transponders be required to restore a "protected" service. See "Satellite Transponder Agreements" above. In January 1996 the number of satellite transponders leased by Netlink was reduced to six.

         In uplinking and selling the signals of broadcast television stations in the United States, Netlink is subject to the FCC regulations and Copyright Act provisions described below under "Other Assets-Transmission of TBS Superstation ("WTBS")-Regulation-Southern". Pursuant to such regulations, Netlink may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network.

         Silver King Communications, Inc. ("Silver King") owns and operates 12 independent full power UHF television stations, including one television satellite station (the "Stations") which affiliate with and primarily broadcast the retail sales programming of HSN. See "Electronic Retailing Services" below. The Stations serve eight of the 12 largest metropolitan television markets in the U.S. As of December 31, 1995, the Stations reached approximately 28 million households, which is one of the largest audience reaches of any owned and operated independent television broadcast group in the U.S. In addition to the HSN programming, the Stations broadcast advertising inserts, issue-responsive programming, children's programming, ethnic, information and/or religious programming and public service announcements. As of December 31, 1995, Silver King also owned 26 low power television ("LPTV") stations that broadcast HSN retail sales programming.

         On February 11, 1993, Liberty Media Group entered into an Option Agreement (which was amended in 1994) with RMS Limited Partnership ("RMS") pursuant to which Liberty Media Group had the right to purchase from RMS 2,000,000 shares of Silver King's Class B Common Stock at the price of $1.00 per share (the "Option"). The exercise price of the Option increases at a rate of $0.25 per year, resulting in the exercise price of the Option during the final year of exercisability (February 12, 1998 to February 11, 1999) being $2.25 per share. Upon exercise of the Option, Liberty Media Group would obtain effective voting control of Silver King as a result of the voting power associated with the Silver King Class B Common Stock.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which the Option would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of the Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution, Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock. After giving effect to the exchange, the prior exercise of the Option and Silver King's acquisition of Savoy Pictures Entertainment, Inc., Silver Company will own approximately 45% of Silver King on a fully diluted basis, and approximately 84% of the votes of Silver King. Consummation of the foregoing transactions is conditioned upon the satisfaction of regulatory requirements, as well as conditions set forth in the terms of the agreement. Accordingly, no assurance can be given that the transaction will be consummated.

         Electronic Retailing Services. The Liberty Media Group currently provides electronic retailing services through a subsidiary, HSN, and through an equity affiliate, QVC, Inc. ("QVC").

         HSN. As of December 31, 1995, Liberty Media Group owned approximately 41% of the common equity of HSN, which represents approximately 80% voting control (as a result of multiple voting rights associated with the HSN Class B Common Stock held by Liberty Media Group). Liberty Media Group has entered into certain agreements with Mr. Barry Diller and Silver King which will result in the transfer of Liberty Media Group's interest in HSN to Silver King. For a more detailed description of this transaction, see description of Silver King in "Broadcasting" above. If this transaction is consummated HSN would cease to be a subsidiary of TCI and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company.

         The primary business and principal source of revenue of HSN is electronic retail sales of merchandise by Home Shopping Club, Inc. ("HSC").
HSC sells a variety of consumer goods and services by means of HSC's live, customer-interactive electronic retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. HSC's retail sales programming is currently carried on two separate networks, HSN and Spree!. Both networks are carried by cable television systems and broadcast television stations throughout the country. Spree! programming is available in one hour segments, which enables broadcast and cable affiliates to air Spree! in available time slots that would not otherwise produce revenue for the affiliate.

         HSC's product offerings include: jewelry; hardgoods (such as consumer electronics, housewares and consumables); softgoods (primarily clothing and fashion accessories); and cosmetics. For the year ended December 31, 1995, jewelry, hardgoods, softgoods, and cosmetics accounted for approximately 39%, 37%, 14%, and 10%, respectively, of HSC's net sales. HSC purchases merchandise made to its specifications, merchandise from manufacturers' lines and overstock inventories of wholesalers. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. HSC has no long-term commitments with any of its vendors and there are various sources of supply available for each category of merchandise sold.

         As part of HSC's customer service policy, HSC maintains a return policy under which a customer may, generally within 30 days, return for any reason any item purchased from HSC for a full refund of the purchase price, including the original shipping and handling charges.

         Transmission and Programming. HSC produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations, a direct broadcast satellite service and HSD's by means of HSN's satellite uplink facilities to satellite transponders leased by HSN. Any cable television system, broadcast television station or HSD owner in the United States and the Caribbean Islands equipped with standard satellite receiving facilities is capable of receiving HSC programming.

         HSN has lease agreements securing full-time use of three transponders on three domestic communications satellites. Each of the transponder lease agreements grants HSN "protected" rights. See "Satellite Transponder Agreements" above.

         Affiliation with Cable Operators. HSC enters into affiliation agreements with cable system operators to carry HSN, Spree! or both. HSC has a standard form of affiliation agreement which has a term of five years, is automatically renewable for subsequent one year terms, and obligates the cable operator to assist the promotional efforts of HSC by carrying commercials regarding HSN and Spree! and distributing HSC's marketing materials to the cable operator's subscribers. The standard form of affiliation agreement provides that the cable operator will receive a commission of five percent of the net sales of merchandise sold within the cable operator's franchise area (from both cable and non-cable households). However, particularly with larger, multiple system operators, HSC has agreed to provide additional compensation. In the past, this has included the purchase of advertising availabilities from cable operators on other programming networks and the establishment of commission guarantees committing HSC to a certain level of payments. Although a number of these contracts remain in effect, as a general rule, HSC is no longer entering into agreements that provide for advertising availability and commission guarantee compensation. These forms of compensation were replaced with cable distribution fees or performance bonus commissions that are intended to increase sales by compensating the cable operators for promotional efforts which result in higher net sales levels.

         Due to the possibility of "must carry" being found unconstitutional, HSC embarked on an aggressive campaign to bring the "must carry" households under contract by volunteering to pay commissions to cable operators required to transmit HSC's programming. As an additional contract incentive, HSC offered to up-front payments, based on a commitment to transmit HSC programming to a certain number of subscribers. In exchange for these payments, HSC required significant commitments for both the "must carry" and "non-must carry" households and original terms of five to fifteen years.

         Affiliation Agreements with Broadcast Television Stations. Each of the full power Silver King stations has an affiliation agreement with HSC to carry HSC's programming through December 28, 1997, providing for an hourly fee, and upon reaching certain sales levels, commissions on net sales. These agreements are automatically renewable at Silver King's option for a five-year term, unless written notice is given by Silver King at least 18 months prior to the expiration date. HSN has agreed in principle with Silver King that the period for delivery of the notice of non-renewal by Silver King will be extended until December 28, 1996. Silver King has informed HSN that it has not made any final decision regarding whether it will renew any or all of the affiliation agreements, but presently contemplates that it will not renew the affiliation agreements. HSN believes, based on its preliminary analysis, that the orderly termination of the affiliation agreements may be in its best interests because of the potential cost savings and the existing cable carriage of the HSC programming in many of the Silver King markets. HSN is evaluating the affected markets to determine the need for obtaining additional program carriage and the related costs of such carriage. There can be no assurance that Silver King will in fact terminate any or all of the affiliation agreements or that, if so terminated, that HSN will be able to find other means of distributing HSC programming by broadcast or cable to the households in the broadcast areas currently served by Silver King stations.

         Thirteen of the Silver King LPTV stations are currently under existing affiliation agreements, and HSN contemplates entering into contracts with the remaining stations in 1996.

         In addition to affiliation agreements with the Silver King broadcast television and LPTV stations, HSC has entered into affiliation agreements with other broadcast television stations and LPTV stations to carry either HSN or Spree! for a predetermined number of hours per day. The broadcast station affiliation agreements may generally be terminated upon notice by either party and specify the payment of fixed hourly fees for the carriage of HSC programming.

         Distribution, Data Processing and Telecommunications. HSN's fulfillment subsidiaries store, service and ship merchandise from warehouses located in St. Petersburg, Florida, Salem, Virginia and Waterloo, Iowa. During 1995, HSN closed its distribution warehouse in Reno, Nevada. Generally, merchandise is delivered to customers within 7 to 10 business days of placing an order.

         HSN currently operates several Unisys main frame computers and has extensive computer systems which track purchase orders, inventory, sales, payments, credit authorization, and delivery of merchandise to customers. HSC has digital telephone and switching systems and utilizes a VRU System which allows callers to place their orders by means of touch tone input or to be transferred to an operator.

         Additional Subsidiary Businesses. In addition to the electronic retailing business, HSN's subsidiaries are involved in mail order, insurance and other businesses complementary to electronic retailing. These include:

         HSN Mail Order, Inc. which markets a variety of merchandise through five mail order catalogs;

         Vela Research, Inc. which develops and markets high technology audio and video MPEG compression/decompression products to the cable, computer and telecommunications industries;

         HSN Insurance, Inc., a full-service insurance agency, markets a wide range of insurance products such as life, health, auto, homeowners and commercial policies to the public and HSC customers; and

        Internet Shopping Network, Inc. ("ISN") which operates an interactive shopping service on the internet, specializing in small office and computer equipment. ISN is also engaged in exploring business opportunities for merchandising products via digital interactive television services and other new digital retailing vehicles.

         Effect on HSN of the 1992 Cable Act. The "must carry" provisions of the 1992 Cable Act, discussed in "Regulations-Programming Companies" above, mandate that cable systems carry the signals of local commercial television stations or, at the station's option, that cable systems and television stations negotiate a fee to be paid by cable systems for the retransmission by such cable systems of the local television station's broadcast signal. HSC's full-time, full power broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee and most have obtained "must carry" status. The U.S. District court for the District of Columbia has twice upheld the constitutionality of the "must carry" rules. The Supreme Court will review this issue in late 1996 or early 1997. Between 1993 and 1994, "must carry" was important to HSN in obtaining carriage by cable operators. Due to HSC's success in obtaining long-term carriage commitments, in the event "must carry" is ruled unconstitutional, HSN does not believe the ruling will have a material adverse impact on HSN or result in any significant loss in carriage.

         In November 1994 the FCC issued, pursuant to the 1992 Cable Act, "going forward" rules regarding the fees cable operators can impose upon subscribers for new programming, discussed in "Regulations-Programming Companies" above. The going forward rules provide that cable operators may increase the charges to subscribers due to increases in external programming costs. The cable operator must offset these increases by revenues it receives from all sources other than advertising. However, in August 1995, the FCC excluded commission revenues paid by HSN and other electronic retailing services to cable operators for merchandise sales from such offset. This may make carriage of HSN more attractive to cable operators.

         Competition-HSN.  HSN operates in a highly competitive environment.
It is in direct competition with businesses which are engaged in retail merchandising, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, and other discount retailers and companies that market through computer technology. HSN also competes for access to its customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television states, and basic and pay cable television services. In particular, the price and availability or programming for cable television systems affects the availability of these channels for HSN's programs and the compensation which must be paid to the cable operators for carriage of HSC programming. In addition, HSN believes that competition for channel capacity has substantially increased. With the advent of new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately affect the availability of channel capacity.

         HSN was the first specialty retailer to market merchandise by means of live, nationally televised sales programs. There are other companies, some having an affiliation or common ownership with cable operators (including the Company), that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which HSN operates. HSN cannot predict the degree of success with which it will meet competition in the future.

         In addition to the above factors, HSN's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. HSN's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television generally requires greater power and a high antenna to secure substantially the same geographical coverage as a VHF television station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be licensed except in thirty designated markets, including most o the largest cities, under an FCC decision precluding additional applications. HSN cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of HSN's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

         In summary, HSN operates in a highly competitive environment in which, among other things, technological change, changes in distribution patterns, media innovations, data processing improvements and new entrants make the competitive position of both HSN and its competitors extremely difficult to predict.

         QVC. In February 1995, QVC Programming Holdings, Inc. (the "Purchaser"), completed its acquisition of QVC. In connection with this acquisition, Liberty Media Group contributed substantially all of the shares of QVC owned by it (which constituted approximately 18.8% of the shares of QVC on a fully diluted basis prior to such acquisition) together with cash to acquire an approximate 42.6% equity interest in the Purchaser. Upon the merger of the Purchaser into QVC, this interest became an approximate 42.6% interest in QVC, as the surviving corporation. The remaining 57.4% of QVC was acquired by Comcast, which manages the day-to-day operations of QVC.

         QVC markets and sells a wide variety of consumer products and services primarily by means of its televised shopping programs, known as "QVC" and "Q2". Cable television system operators that have entered into affiliation agreements with QVC carry its programming as part of their basic service and pursuant to such agreements receive from QVC commissions equal to 5% of the net sales of merchandise sold to customers located in the cable operator's service area. QVC is also a joint venturer in the operation of a British televised shopping service. On December 8, 1995, QVC launched iQVC, an online shopping service, via the Microsoft Network. iQVC is offering a wide variety of consumer products. iQVC will pay Microsoft a commission based on a percentage of total sales. QVC faces most of the same competitive factors as HSN, described above under "Competition-HSN". Unlike HSN, QVC does not have affiliation agreements with over-the-air broadcast television stations and therefore is not able to obtain the benefits of the "must carry" regulation.

Other Assets

         Transmission of TBS SuperStation ("WTBS"). Southern and its wholly owned subsidiary, Royal Communications, Inc. ("Royal"), transmit the signal of WTBS, a 24-hour independent UHF television station originated by TBS, from the uplinking facilities of LMC SatCom, Inc., a wholly owned subsidiary of Southern, in and near Atlanta, Georgia, to a protected transponder on the Galaxy V Satellite. Southern leases such transponder from TBS pursuant to a sublease that expires in the year 2000. Southern makes the WTBS signal available to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Southern also makes the WTBS signal available to HSD owners through program packagers. A substantial portion of Southern's consolidated revenue for 1995 was derived from the HSD market. No payment to TBS is required for the transmission by Southern of the WTBS signal. See "Regulation-Southern" below. At December 31, 1995, Southern (and Royal) transmitted WTBS to an estimated 62.5 million homes throughout the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Cable and other operators pay Southern a per-subscriber fee for this service, generally pursuant to written service agreements, the expiration dates of which range from 1996 to 2005. Cable television system operators serving approximately 37% of the U.S. cable subscribers to whom the WTBS service was made available at December 31, 1995, are served either on a non-contract basis or pursuant to service agreements which expire in the next five years. Approximately 25% of the U.S. cable subscribers to whom WTBS was made available at December 31, 1995 received the service pursuant to a service agreement between Southern and SSI which expires in 2001. Royal began distribution in Canada of the WTBS signal in 1991. Canadian agreements expire between 1996 and 2001. Southern provides the WTBS signal to the U.S. and Canadian HSD markets for a per-subscriber fee pursuant to program packager agreements, most of which terminate between 1998 and 2001. Southern also has agreements with DBS distributors including Primestar Partners, in which TCIC has an interest, and with DirecTV, Inc., AlphaStar, EchoStar and Express Vu (Canadian). Such agreements expire between 1997 and 1998.

        In connection with the TBS/Time Warner Merger, Time Warner has agreed to acquire a 6-year option to purchase Southern (the "Southern Option"). Grant of the Southern Option is conditioned upon the consummation of the TBS/Time Warner Merger. For a more detailed description of the terms of the Southern Option, see the description of the TBS/Time Warner Merger in "Entertainment and Information" above.

         Competition-Southern. Although Southern is currently the sole satellite carrier of WTBS, other independent television stations are transmitted by other carriers. Southern does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Act, and any applicable requirements of the Communications Act or, if the carrier serves HSD owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988 (the "SHV Act"). Further, Southern has no control over the programming on such stations. TBS produces and distributes other cable programming services, including "TNT", a basic cable entertainment service, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenues from the sale of advertising time on WTBS, however, and Liberty Media Group therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

         Regulation-Southern. Southern is subject to a number of FCC and Copyright Act regulations. In addition to the copyright and licensing requirements summarized below, Southern is subject to the Regulation of Program Licensing adopted by the FCC under the 1992 Cable Act as summarized above in the discussion under "Regulation-Programming Companies".

         Copyright Regulations. The Copyright Act provides cable television operators with a compulsory copyright license for retransmission of broadcast television programming without having to negotiate program rights with the stations or individual copyright owners. However, see "-Regulation-Programming Companies-Regulation of Carriage of Broadcast Stations" above regarding the imposition of retransmission consent for broadcast stations. Therefore, cable systems that carry distant broadcast signals, such as WTBS, must pay royalty fees to the Register of Copyrights, the amount of which is based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number and type of distant signals carried by the system. Any increases in the required fees could adversely affect the competitive position of WTBS and therefore, Southern. The Copyright Act empowers the Copyright Office to review periodically and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. Further, the FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. If the compulsory license is abolished, a cable operator would not be permitted to retransmit WTBS unless such cable operator reached a licensing agreement with the copyright owners or licensees of the programming contained on the WTBS signal being retransmitted.

         Southern is not permitted to provide the WTBS signal to HSD owners under the separate compulsory license extended to cable systems. Under regulations adopted by the Copyright Office, satellite carriers such as Southern are not "cable systems" within the meaning of the Copyright Act. In 1994 the United States Court of Appeals for the Eleventh Circuit upheld such regulations in an action challenging their validity brought by Southern and other satellite carriers, and the Supreme Court declined to review that decision. Instead, Southern markets the WTBS signal through program packagers to HSD owners. Pursuant to the SHV Act, Congress granted a compulsory copyright license to satellite carriers retransmitting the broadcast signals of "superstations", such as WTBS, and network stations to the public for private home viewing. In 1994, Congress extended this license until December 31, 1999. Pursuant to the provisions of the SHV Act, on May 1, 1992 the Copyright Royalty Tribunal ("CRT") adopted an increase in the compulsory license fees for the HSD market effective January 1, 1993, which Congress has extended through July 1, 1997, thus increasing Southern's copyright payment by 17%. New fees after July 1, 1997 will be determined either through negotiations with the copyright owners of the signals being carried or, if no agreement can be reached, by an arbitration panel conducted under the auspices of the Copyright Office. If the license granted under the SHV Act is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyrighted material to HSD owners after 1999.

         Syndicated Exclusivity. The FCC's syndicated exclusivity rules, which became effective January 1, 1990, require cable systems with more than 1,000 subscribers to delete programming from distant broadcast signals if exclusive local broadcast rights to such programming have been purchased by a television station which broadcasts in the locale of the cable system and such station requests the cable system to "black out" such programming. These rules could lead to cable operators dropping distant broadcast signals from their systems because of the administrative difficulty of providing for the blackout and because the service may be less attractive to subscribers if a material portion of its programming were blacked out. Although such rules could therefore result in additional channels becoming available for certain of the Programming Companies' services, they could have an adverse effect on Southern's business if WTBS were to carry a material amount of programming subject to deletion. TBS has stated that it is programming WTBS to avoid blackouts and that, because it has a reasonable basis for believing that deletions of its programming will not be required, it is offering, as permitted by the FCC, to indemnify cable operators that carry WTBS in order to ensure that its programming is not blacked out. However, Southern cannot control TBS's programming decisions with respect to WTBS.

         FCC Licensing. Satellite carriers, including carriers like Southern that lease transponders from others rather than owning a satellite, may provide their services as a private carrier and/or as a common carrier. Common carriers are required, pursuant to the Communications Act, to provide services on terms and conditions that are just, reasonable and non-discriminatory. The FCC does not set the rates charged by non-dominant common carriers. However, the United States Court of Appeals for the District of Columbia Circuit has invalidated the FCC's permissive de-tariffing rules for non-dominant common carriers in AT&T Co. v. FCC and its streamlined range rate tariff filing rules for such carriers in Southwestern Bell Corp. v. FCC. Consequently, even non-dominant carriers are required to file tariffs pursuant to the FCC's rules. Private carriers are subject to a lesser degree of regulation by the FCC. The Copyright Act exempts any carrier from liability for copyright infringement in delivering television broadcast signals to cable television systems if it meets the passive carrier requirements of the Copyright Act.

         MacNeil/Lehrer Productions. In January 1995, Liberty Media Group acquired a 66 2/3% general partnership interest in MacNeil/Lehrer Productions ("MLP"). MLP is the primary producer of the "MacNeil/Lehrer News Hour" on PBS and a producer of other high-quality documentary and public affairs programming. Liberty is attempting to increase the level of production at MLP by finding new markets for MLP documentary and public affairs programming. These markets may include cable, as well as broadcast networks, on line services and CD-ROM applications.

         Americana Television Productions, LLC. Americana Television Productions ("ATP") was formed in February 1995 to produce and distribute television shows for the cable, satellite and broadcast markets. ATP also produces home video and audio products. ATP's video library was originally developed for the Americana Television Network, which ceased operations in December 1994. Such library includes nearly 600 hours of original programming highlighting traditional music, people and crafts which are uniquely American.

         Asian Television and Communications International, LLC ("ATCL"). ATCL was established in 1993 to participate in the burgeoning media markets in Asia. ATCL has three divisions: (1) Consulting, which provides strategic assistance as well as market research to media companies interested in entering the Asian markets; (2) Hardware, which is one of four licensed distributors of General Instrument Corporation products in the People's Republic of China ("PRC"); and
(3) Programming, which licenses exclusive and non-exclusive TV programs in the PRC, Taiwan, Singapore, Hong Kong and India. In addition, the programming division works on advertising time-TV program barter projects in the PRC.

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

         At December 31, 1995, the Company had approximately 39,000 employees, the majority of which are employees of TCI Communications, Inc. Of these employees, approximately 850 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems or programming services.

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

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         On September 30, 1994, an action captioned The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustee v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners III), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

         Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners of the ACT 3 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 3 Transactions that allegedly "resulted in the dissolution of the ACT 3 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. The case is not currently set for trial, but there is a pre-trial conference scheduled for April 9, 1996. Defendants will be filing a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         On September 30, 1994, an action captioned WEBBCO v. Tele-Communications, Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners II (now known as IR-TCI Partners II), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and D&A breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 2 (the "ACT 2 Partnership"), in connection with the sale to TCIC of ACT 2 Partnership's ownership interest in the Redlands System (the "ACT 2 Transaction").

         Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners of the ACT 2 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 2 Transaction that allegedly "resulted in the dissolution of the ACT 2 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. The case is not currently set for trial, but there is pre-trial conference scheduled for April 9, 1996. Defendants will be filing a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Intellectual Property Development Corporation v. UA-Columbia Cablevision of Westchester, Inc. and Tele-Communications, Inc. On September
1, 1994, plaintiff filed suit in federal court in New York for the alleged infringement of a patent for an invention used in broadcasting systems with fiber optic transmission lines. Plaintiff seeks injunctive relief and unspecified treble damages. The patent at issue expired on January 16, 1996, thereby eliminating any claim for injunctive relief by plaintiff. The issues now center around whether defendants owe past damages up to the time the patent expired. Discovery is currently ongoing. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this action should not have a material adverse effect upon the financial condition of the Company.

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

         In re Liberty Media Corporation Shareholders Litigation, Cons. C.A. No. 13168 (Del. Ch.). In October 1993, after the announcement that Liberty would recombine with TCI through the mergers of TCIC and Liberty with subsidiaries of a newly formed holding company, seven putative class action lawsuits were filed by Liberty stockholders in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") on behalf of unspecified classes of the holders of Liberty common stock (other than defendants). The original defendants included certain directors of Liberty (Bob Magness, John C. Malone, Peter R. Barton, H.F. Lenfest, Robert L. Johnson and Paul A. Gould), Liberty and TCI. These actions were consolidated by the Delaware Chancery Court on October 27, 1993 under the caption In re Liberty Media Corporation Shareholder Litigation, Cons. C.A. No. 13168 (the "Liberty Stockholder Action"). On December 21, 1994, plaintiffs were permitted by the Delaware Chancery Court to file a second consolidated amended complaint against the defendants named in the pending complaint and Liberty directors David Wargo and David Rapley. The pending complaint is on behalf of a putative class consisting of all holders of Liberty common stock (except the defendants and their affiliates) from and after October 7, 1993 through the date of the TCI/Liberty Combination. Plaintiffs allege that the Liberty stockholders received inadequate consideration in the TCI/Liberty Combination, that the defendants impeded the ability of third parties to seek to acquire Liberty, and that the defendants failed to conduct an auction or market check following the announcement of the proposed TCI/Liberty Combination. Plaintiffs seek to rescind the TCI/Liberty Combination, to require defendants to take all appropriate steps to enhance Liberty's value as an acquisition candidate, to account to the plaintiff class for all profits obtained by defendants, and to require defendants to pay unspecified damages to the plaintiff class. The case remains pending before the Delaware Chancery Court. Discovery has commenced in the action. Management of the Company believes that plaintiffs' complaint is without merit, and intends to contest vigorously the plaintiffs' allegations. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Cooper, et al. v. UCTC of Baltimore, Inc., et al. On October 24, 1994, plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele-Communications, Inc. The suit alleges, inter alia, eight various tort claims, including assault, false imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff seeks $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim is limited to four of the five plaintiffs. On November 1, 1994, plaintiffs also filed an action in United States District Court for the District of Maryland alleging discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages for each plaintiff (the loss of consortium claim is limited to four of the five plaintiffs). On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. A Motion to Dismiss was filed in the state court action and the Court dismissed plaintiffs' claims for intentional infliction of emotional distress, false light and privacy violations without prejudice and granted plaintiffs' leave to amend the complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given, as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al. On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, nine various tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. On October 24, 1994, plaintiffs also filed in the United States District Court for the District of Maryland, a lawsuit containing claims of discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims apply to eight of the plaintiffs. On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. The Company intends to contest the state court case. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Elmer Lewis v. Tele-Communications, Inc., et al. On June 23, 1994, plaintiff filed suit in the United States District Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race.
The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint seek compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 4, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to Circuit Court for Baltimore City. On February 14, 1995, Lewis and his spouse filed an amended complaint in Circuit Court for Baltimore City against the current defendants (the amended complaint was consolidated with the Belgrave and Fannell plaintiffs). Lewis alleges assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Lewis and his spouse also allege loss of consortium. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Tyrone Belgrave, et al., v. Tele-Communications, Inc., et al. On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each seek compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland. In a decision dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, 37 persons (the 27 original plaintiffs and 10 spouses of plaintiffs) filed an amended complaint in Circuit Court for Baltimore City against the current defendants. (The amended complaint was consolidated with the Lewis and Fannell plaintiffs). The 27 existing plaintiffs allege assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Ten existing plaintiffs and their spouses allege loss on consortium. Ten existing plaintiffs also allege wrongful discharge and civil conspiracy to wrongfully terminate. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink USA, Comcast Corporation, and QVC Network, Inc. This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleges that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. ("Paramount") merger agreement and with plaintiff's prospective business advantage. The amended complaint further alleges that even if plaintiff is ultimately successful in its bid to acquire Paramount, its competitive position will still be diminished because the Company, through Liberty, will have forced plaintiff to expend additional financial resources to consummate the acquisition. Plaintiff is seeking permanent injunctive relief and actual and punitive or treble damages of an undisclosed amount. Plaintiff claims that the Company, along with Liberty, has conspired to use its monopoly power in cable television markets to weaken unaffiliated programmers and deny access to essential facilities necessary for distributing programming to cable television systems. Plaintiff also alleges that the Company has conspired to deny essential technology necessary for distributing programming to owners of home satellite dishes. Plaintiff claims that the Company is engaging in these alleged conspiracies in an attempt to monopolize alleged national markets for non-broadcast television programming and distribution. On October 11, 1994, the United States District Court granted Tele-Communications, Inc. and the other defendants' motion for partial summary judgment and dismissed Viacom's $2 billion damage claim alleging that defendants tortiously interfered with its contract to merge with Paramount and with the prospective business advantage Viacom claimed it had in seeking to merge with Paramount. The Court also held that the $2 billion difference between plaintiff's cost to acquire Paramount under its original proposed merger agreement with Paramount and the costs it finally incurred when plaintiff acquired Paramount pursuant to a merger agreement entered into after an auction, was not incurred as a result of an antitrust injury and could not be asserted as a discreet element of Viacom's damage even if Viacom was ultimately successful in proving any or all of its antitrust claims. Viacom has also voluntarily dismissed its claims that the defendants violated Section 7 of the Clayton Act and that certain of the defendants breached the affiliation agreement they had with Viacom. On January 20, 1995, the parties entered into a settlement agreement under which this action is to be dismissed with prejudice contemporaneously with the first closing of the sale of certain cable systems pursuant to the Tele-Vue Agreement. The Stipulation of Discontinuance with Prejudice has been executed by the parties and is being held in escrow pending the first closing described above. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Euan Fannell v. Tele-Communications, Inc., et al. On February 8, 1994, Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, breach of contract, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise of the Company. The plaintiff seeks $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland and the case was subsequently consolidated with the Belgrave case. In a decision dated November 15, 1994, the federal court dismissed plaintiffs' intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, plaintiff filed an amended complaint in Circuit Court for Baltimore City against the current defendants. The amended action alleges intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, and breach of contract. With respect to all claims other than breach of contract, plaintiff seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the breach of contract claim, plaintiff seeks $100,000 plus prejudgment interest. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Leonie Palumbo, et al. v. Tele-Communications, Inc., et al. On February 8, 1994, Leonie Palumbo, a former employee of TCI East, Inc., filed a class action suit in the United States District Court for the District of Columbia against Tele-Communications, Inc., John Malone, and J.C. Sparkman.
The action alleges, on behalf of a class of past, present and future black employees of the Company, and all past, present and future black applicants for employment with the Company, discrimination on the basis of race. The complaint seeks unspecified compensation and punitive damages as well as injunctive relief for these violations. On June 22, 1994, defendants moved to disqualify plaintiffs' counsel on the ground that during the time period relevant to the case, plaintiffs' lead counsel had an ownership interest and fiduciary responsibilities relating to United Cable Television of Baltimore Limited Partnership, one of the cable systems whose policies and practices are under attack. Plaintiffs' lead counsel was a member of the board of UCTC of Baltimore, Inc., the general partner of United Cable Television of Baltimore Limited Partnership. By Order dated August 30, 1994, the Court granted Defendants' Motion and gave plaintiffs 60 days to find substitute counsel. At a status conference on April 26, 1995, the Court dismissed the action without prejudice, with the understanding that plaintiffs would have six months to reinstitute the case with new counsel and that defendants would not raise any objection to plaintiffs' reopening the case within the six month period in the event that new counsel was retained. The six month period has expired and no substitute counsel has surfaced for plaintiffs. Accordingly, this case will not be reported in future filings.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted Summary judgment in the defendant's favor on March 15, 1996. Unless an appeal is filed within 45 days, the case will be closed. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Tony Jeffreys, et al v. Tele-Communications, Inc. et al. On February 7, 1995, Tony Jeffreys and 41 current and former employees of United Cable Television of Baltimore Limited Partnership filed a complaint in Circuit Court for Baltimore City against Tele-Communications, Inc., UCT of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. With two exceptions, these plaintiffs are also parties to identical claims asserted in the amended complaints filed on February 14, 1994 in the previously described Belgrave, Fannell and Lewis actions. The action alleges, in part, that the defendants engaged U.S. Corporate Investigations, Inc. and Blackburn Associates and conspired to illegally terminate the employment of management personnel and employees of the Baltimore system which culminated in the October 26, 1993, incident described in earlier reports. Plaintiffs seek damages in connection with their claims of assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation as to plaintiff Fannell, defamation as to all plaintiffs except Fannell, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, breach of contract as to plaintiff Fannell, and loss of consortium. Each count seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest this action. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Louis Beverly v. Tele-Communications, Inc., et al. On July 27, 1995, Louis Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., and TCI East, Inc. The plaintiff alleges, in part, that his termination on September 11, 1987, was the result of racial discrimination. Plaintiff filed five counts, including race discrimination (Title VII), violation of 42 USC 1981, defamation, invasion of privacy (false light), and assault and battery. Each count seeks $3,000,000 in compensatory and $6,000,000 in punitive damages, an award of all bonuses and other compensation lost due to defendants' actions as well as attorneys' fees, costs, and pre-judgment interest. On February 14, 1996, the Court granted defendants' Motion dismissing Tele-Communications, Inc., and TCI East, Inc. as parties, along with various counts asserted by the plaintiffs including 42 USC 1981, defamation, invasion of privacy, and assault and battery. United Artists Cable of Baltimore was also dismissed from the Title VII claim for race discrimination. Currently, the only damages available to plaintiff are those which existed prior to the amendment to the Civil Rights Act of 1991. As the case currently stands, the remaining defendants are faced with one count without exposure to punitive damages. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Turner Broadcasting Systems, Inc. Shareholder Litigation Following the announcement of the proposed merger (the "TBS-Time Warner Merger") between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. On November 1, 1995, plaintiffs in thirteen of the cases filed a second amended class action Complaint in what will be a consolidated action styled Lewis v. TBS, Inc. C.A. No. B-41500. The defendants include, among others, Tele-Communications, Inc., John Malone, Peter Barton and Fred Vierra. The claims and defendants in the actions other than the Lewis action are substantially the same as set forth in the second amended complaint in the Lewis action. Plaintiffs allege in the second amended complaint in the Lewis action that defendants have injured the public stockholders of TBS in conjunction with the TBS-Time Warner Merger proposal by
(a) misrepresenting the extent to which defendants Time Warner, TCI, John Malone and R.E. Turner ("Turner") have acted for their own benefit and not for the benefit of TBS or its stockholders, (b) failing to adequately disclose the full nature and value of special considerations granted to TCI and Turner in connection with the TBS-Time Warner Merger proposal, (c) failing to engage in arms' length bargaining or give any consideration to maximizing TBS stockholder value, (d) proposing to provide the public holders of TBS stock with unfair consideration in the TBS-Time Warner Merger, and (e) seeking to entrench certain of the TBS officers and directors. Plaintiffs in the Lewis action seek to enjoin the consummation of the TBS-Time Warner Merger, enjoin the transfer of any assets to TCI in connection with the TBS-Time Warner Merger, or to rescind the TBS-Time Warner Merger or transfer of assets if such acts are consummated. Plaintiffs also seek unspecified compensatory and punitive damages. All of the cases remain pending before the Superior Court in Georgia. On December 20, 1995, the TCI defendants filed an answer to the second amended complaint in the Lewis action denying plaintiffs' charges and raising several affirmative defenses. Discovery has not commenced in any of the actions.
Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Time Warner Stockholder Litigation. In November 1995, two derivative action lawsuits on behalf of and for the benefit of Time Warner, Inc. were filed in the Delaware Chancery Court by purported stockholders of Time Warner. These actions, which have identical claims and allegations, are styled as Bernard v. Time Warner, Inc., C.A. No. 14651, and Parnes v. Time Warner, Inc., C.A. No. 14660, respectively. The defendants named in both complaints are Time Warner, Inc., Tele-Communications, Inc., and the following individuals who are directors of Time Warner: Gerald M. Levin, Merv Adelson, Beverly Sills Greenough, Michael A. Miles, Donald S. Perkins, Raymond S. Troubh, Edward S. Finkelstein, Carla A. Hills, Henry Luce, III, Reuben Mark, Francis T. Vincent, Jr., Lawrence B. Buttenweiser, David T. Kearns, J. Richard Munro, and Richard
D. Parson. In both cases, plaintiffs allege among other things that the Time Warner directors breached their fiduciary duties in establishing the terms of Time Warner's proposed merger with Turner Broadcasting System, Inc. Specifically, plaintiffs contend in both cases that the Time Warner directors impermissibly sought to entrench themselves and that TCI aided and abetted the Time Warner directors' alleged breaches of fiduciary duty. Plaintiffs complain in both cases that, in connection with the proposed TBS-Time Warner Merger, TCI will receive (i) a premium for its TBS stock with a value of nearly 7% over the value of the merger consideration to be received by other TBS stockholders,
(ii) exclusive programming benefits at discounted prices from TBS, (iii) an agreement to purchase TBS's and Time Warner's interests in two regional sports networks, and (iv) five million additional shares of Time Warner stock in
exchange for giving Time Warner an option to purchase a subsidiary of TCI.   In
exchange for these alleged benefits, TCI allegedly facilitated efforts by the Time Warner directors and Time Warner's management to entrench themselves by allowing the Time Warner voting stock to be received by TCI upon consummation of the TBS-Time Warner Merger to be placed in a voting trust controlled by defendant Levin, who is the chairman and chief executive officer of Time Warner. Plaintiffs seek in both actions to enjoin the consummation of the proposed TBS-Time Warner Merger, to rescind the TBS-Time Warner Merger if it is consummated, and to enjoin the transfer of Time Warner's assets or stock to TCI in connection with the TBS-Time Warner Merger. TCI moved to dismiss these actions on November 22, 1995. Discovery has not commenced in these actions.
On December 5, 1995, plaintiffs in both actions agreed to stay any proceedings pending regulatory developments regarding the proposed TBS-Time Warner Merger. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Clarence L. Elder, both individually and as the group Representative vs. Tele-Communications, Inc. et al. On December 18, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         On August 3, 1995, the shareholders of Tele-Communications, Inc. ("TCI" or the "Company") authorized the Board of Directors (the "Board") of TCI to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). The TCI Group Stock is intended to reflect the performance of those businesses of the Company not attributed to Liberty Media Group.

         Prior to the Distribution, shares of TCI's Class A and Class B common stock were traded on the Nasdaq National Market under the symbols TCOMA and TCOMB, respectively. Subsequent to the Distribution, shares of Series A and Series B TCI Group Stock and Series A and Series B Liberty Group Stock are traded on the Nasdaq National Market under the symbols TCOMA, TCOMB, LBTYA and LBTYB, respectively. The following table sets forth the range of high and low sales prices of shares of common stock of TCI and its predecessor, TCI Communications, Inc., for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions. TCI Communications, Inc. and Liberty Media Corporation became wholly-owned subsidiaries of Tele-Communications, Inc. on August 4, 1994.

         Tele-Communications, Inc.
         -------------------------                               Class A                   Class B
                                                             ----------------         -----------------
                                                             High         Low         High          Low
                                                             ----         ---         ----          ---
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

         1995:
         -----
         First quarter                                      23-3/4       19-7/8       25           20-3/4
         Second quarter                                     24-1/2       17-1/4       24           18-1/4
         Third quarter (through
            the Distribution)                               26-1/4       22-5/8       26-1/4       22-1/4

         TCI Group Stock
         ---------------                                         Series A                  Series B
                                                             ----------------         -----------------
                                                             High         Low         High          Low
                                                             ----         ---         ----          ---
         1995:
         -----
         Third quarter (from the
            Distribution through
            September 30, 1995)                             20           16-7/8       20           17-1/2
         Fourth quarter                                     21-1/4       16-5/8       21-1/4       16-3/4

         Liberty Group Stock
         -------------------                                     Series A                  Series B
                                                             ----------------         -----------------
                                                             High         Low         High          Low
                                                             ----         ---         ----          ---
         1995:
         -----
         Third quarter (from the
            Distribution through
            September 30, 1995                              28           23-1/2       29-1/2       24-1/4
         Fourth quarter                                     28-1/8       22-7/8       29           24

         As of January 31, 1996, there were 6,339 holders of record of Series A TCI Group Stock, 409 holders of record of Series B TCI Group Stock, 5,786 holders of record of Series A Liberty Group Stock and 395 holders of record of Series B Liberty Group Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

         The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Board in light of the Company's earnings, financial condition and other relevant considerations. The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes or series of its stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. Certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. For further discussion of such restrictions, see the Tele-Communications, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of Tele-Communications, Inc. for the past five years. The following data should be read in conjunction with the Company's consolidated financial statements.

                                                                         December 31,
                                                --------------------------------------------------------------
                                                1995         1994(a)       1993(a)        1992(a)      1991(a)
                                                ----         -------       -------        -------      -------
                                                                       amounts in millions
Summary Balance Sheet Data:
--------------------------

Property and equipment, net                $      7,026        5,876        4,935          4,562        4,081

Franchise costs, net                       $     12,230        9,444        9,197          9,300        8,104

Net assets of discontinued
   operations                              $         --           --           --             --          242

Total assets                               $     25,130       19,276       16,527         16,315       15,169

Debt                                       $     13,211       11,162        9,900         10,285        9,455

Redeemable preferred stock                 $        478          170           18            110          115

Stockholders' equity                       $      4,550        2,655        2,116          1,728        1,571

Common shares outstanding
   (net of treasury shares):
      Class A common stock                           --          491          403            382          370
      Class B common stock                           --           85           47             48           49
      Series A TCI Group Stock                      572           --           --             --           --
      Series B TCI Group Stock                       85           --           --             --           --
      Series A Liberty Group
         Stock                                      143           --           --             --           --
      Series B Liberty Group
         Stock                                       21           --           --             --           --
                                                                                                  (continued)

                                                                   Years ended December 31,
                                                --------------------------------------------------------------
                                                  1995         1994(a)        1993(a)     1992(a)      1991(a)
                                                -------        -------        -------     -------      -------
                                                          amounts in millions, except per share data
Summary Statement of
--------------------
 Operations Data:
 ---------------

Revenue                                         $ 6,851         4,936          4,153       3,574        3,214

Operating income                                $   542           788            916         864          674

Earnings (loss) from:
   Continuing operations                        $  (171)           62             (5)          8          (77)
   Discontinued operations                           --            --             --         (15)         (19)
                                                -------        ------         ------      ------       ------
                                                   (171)           62             (5)         (7)         (96)
Dividend requirement on
   preferred stocks                                 (34)           (8)            (2)        (15)          --
                                                -------        ------         ------      ------       ------

Net earnings (loss) attributable
   to common stockholders                       $  (205)           54             (7)        (22)         (96)
                                                =======        ======         ======      ======       ======

Net earnings (loss) attributable
   to common stockholders:
      TCI Class A and Class B
         common stock                           $   (71)(b)        54             (7)        (22)         (96)
      TCI Group Stock                              (107)(c)        --             --          --           --
      Liberty Group Stock                           (27)(c)        --             --          --           --
                                                -------        ------         ------      ------       ------
                                                $  (205)           54             (7)        (22)         (96)
                                                =======        ======         ======      ======       ======
Primary earnings (loss) from
   continuing operations
   attributable to common
   stockholders per common
   and common equivalent
   share:
      TCI Class A and Class B                   $  (.11)(b)       .10           (.02)       (.01)        (.22)
         common stock
      TCI Group Stock                           $  (.16)(c)        --             --          --           --
      Liberty Group Stock                       $  (.16)(c)        --             --          --           --

Weighted average common
   and common equivalent
   shares outstanding:
      TCI Class A and Class B
         common stock                               648 (b)       541            433         424          360
      TCI Group Stock                               656 (c)        --             --          --           --
      Liberty Group Stock                           164 (c)        --             --          --           --

---------------

         (a) Restated - see notes 5 and 6 to the Tele-Communications, Inc. consolidated financial statements included in Part II of this report.

         (b)     From January 1, 1995 through the date of the Distribution.

         (c)     From the date of the Distribution through December 31, 1995.

     The following tables present selected information relating to the financial condition and results of operations of Liberty Media Group for the past three years. The following data should be read in conjunction with Liberty Media Group's combined financial statements.

                                                                   December 31,
                                                          ---------------------------
                                                          1995       1994(a)   1993(a)
                                                          ----       -------   -------
                                                             amounts in millions
Summary Balance Sheet Data:
---------------------------
Investments in affiliates, accounted for under
  the equity method, and related receivables           $   299        279       237

Investment in Turner Broadcasting
  Systems, Inc.                                        $   945        654       487

Other investments, at cost                             $   111        103       235

Total assets                                           $ 2,518      2,188     1,738

Debt                                                   $   251         93       150

Combined equity                                        $ 1,613      1,518     1,188


                                                            Years ended December 31,
                                                          ---------------------------
                                                          1995       1994(a)   1993(a)
                                                          ----       -------   -------
                                                             amounts in millions
Summary Statement of
--------------------
 Operations Data:
 ----------------
Revenue                                                $ 1,540      1,483     1,207

Cost of goods sold, operating, selling, general
  and administrative expenses, including
  amounts to TCI                                       $(1,536)    (1,402)   (1,171)

Depreciation and amortization                          $   (98)       (49)      (40)

Operating income (loss)                                $  (111)        31        (4)

Interest expense, including amounts to TCI             $   (19)       (13)      (12)

Dividend and interest income, primarily
  from affiliates                                      S    12         20        23

Share of earnings (losses) of affiliates, net          $   (15)        31        27

Net earnings (loss)                                    $   (56)       135        30


-------------------------

     (a) Restated - see note 4 to the Liberty Media Group combined financial statements included in Part II of this report.

     The following tables present selected information relating to the financial condition and results of operations of TCI Group for the past three years. The following data should be read in conjunction with TCI Group's combined financial statements.

                                                               December 31,
                                                      --------------------------
                                                      1995      1994(a)    1993(a)
                                                      ----      -------    -------
Summary Balance Sheet Data:                              amounts in millions
---------------------------
Property and equipment, net                          $  6,822    5,682     5,007

Franchise cost, net                                  $ 12,230    9,444     9,334

Total assets                                         $ 22,612   17,121    15,648

Debt                                                 $ 12,960   11,068    10,010

Redeemable preferred stock                           $    478      168        18

Combined equity                                      $  2,936    1,137     1,150


                                                       Years ended December 31,
                                                      --------------------------
                                                      1995      1994(a)    1993(a)
                                                      ----      ------     ------
                                                         amounts in millions

Summary Statement of
--------------------
 Operations Data:
 ----------------
Revenue                                              $  5,384    4,269     4,090

Operating, selling, gereral and administrative       $ (3,457)  (2,480)   (2,251)

Depreciation and amortization                        $ (1,274)  (1,001)     (920)

Operating income                                     $    653      788       919

Interest expense                                     $   (993)    (786)     (735)

Dividend and interest income, primarily
  from affiliates                                    $     43       23        20

Share of losses of affiliates, net                   $   (178)    (117)      (66)

Loss before earnings (loss) of Liberty Media
  Group through the date of Distribution             $   (115)     (22)      (33)

Earnings (loss) of Liberty Media Group
  through the date of Distribution                   $    (29)     135        30
                                                     --------  -------   -------

Net earnings (loss)                                      (144)     133        (3)

Dividend requirement on preferred stocks                  (34)     (14)      (12)
                                                     --------  -------   -------
Net earnings (loss) attributable to
  common stockholders                                $  (178)       99       (15)
                                                     =======   =======   =======

-------------------------

     (a) Restated - see note 13 to the TCI Group combined financial statements included in Part II of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         TELE-COMMUNICATIONS, INC.

         Summary of Operations

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

         During the fourth quarter of 1994, the Company was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming ("TINTA"); and Technology/Venture Capital. The Company reorganized its structure to provide for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While neither the International Cable and Programming unit nor the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate operational focus.

         On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). The TCI Group Stock is intended to reflect the performance of those businesses of the Company not attributed to Liberty Media Group. Such businesses are referred to herein as "TCI Group". Liberty Media Group and TCI Group are sometimes herein after referred to individually as a "Group".

         Subsequent to consummation of the TCI/Liberty Combination, the Company operates principally in two industry segments: cable and communications services and programming services. Home shopping is a programming service which includes a retail function. Separate amounts for the aforementioned home shopping services have been provided to enhance the readers understanding of the Company. The Technology/Venture Capital and the International Cable and Programming portions of the Company's business have been included with cable and communications services due to their relative insignificance. The amounts provided for the Company's programming services segment represent the results of Liberty Media Group since the date of the TCI/Liberty Combination. The tables below set forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Other items of significance are discussed under separate captions below.

                                                                  Years ended December 31,
                                            ------------------------------------------------------------------------
                                                   1995                    1994                   1993
                                            -----------------         ------------------       ---------------------
                                                         amounts in millions, except for percentages
Cable and Communications Services:
----------------------------------

   Revenue                                  100%      $ 5,384         100%       $ 4,247        100%         $ 4,153

   Operating costs and expenses before
       depreciation and amortization          64        3,457           58         2,474          56           2,326

   Depreciation and amortization              24        1,274           23           992          22             911
                                            ----      -------         ----       -------       -----         -------

         Operating income                     12%     $   653           19%      $   781          22%        $   916
                                            ====      =======         ====       =======       =====         =======

Programming Services:
--------------------

   Electronic Retailing Services:

      Net sales                              100%     $ 1,019          100%      $   482          --         $    --

      Cost of sales                           69          702           65           313          --              --

      Operating costs and expenses before
         depreciation and amortization        35          359           30           145          --              --

      Depreciation and amortization            4           43            3            15          --              --
                                            ----      -------         ----       -------       -----         -------

         Operating income (loss)              (8)%    $   (85)           2%      $     9          --         $    --
                                            ====      =======         ====       =======       =====         =======

   Other Programming Services:

      Revenue                                100%     $   521         100%       $   240          --         $    --

      Operating costs and expenses before
         depreciation and amortization        94          492          96            231          --              --

      Depreciation and amortization           11           55           5             11          --              --
                                            ----      -------         ----       -------       -----         -------

            Operating loss                    (5)%    $   (26)         (1)%      $    (2)         --         $    --
                                            ====      =======         ====       =======       =====         =======

Eliminations
------------
   Revenue                                   100%     $   (73)        100%       $   (33)         --         $    --

   Operating costs and expenses before
      depreciation and amortization         (100)         (73)       (100)           (33)         --              --
                                            ----      -------         ----       -------       -----         -------

         Operating income                     --%     $    --           --%      $    --          --%        $    --
                                            ====      =======         ====       =======       =====         =======

Tele-Communications, Inc. Consolidated:
--------------------------------------

   Revenue                                   100%     $ 6,851         100%       $ 4,936         100%        $ 4,153

   Cost of sales                              10          702           6            313          --              --

   Operating costs and expenses before
      depreciation and amortization           62        4,235          57          2,817          56           2,326

   Depreciation and amortization              20        1,372          21          1,018          22             911
                                            ----      -------         ----       -------       -----         -------

         Operating income                      8%     $   542          16%      $    788          22%        $   916
                                            ====      =======         ====       =======       =====         =======

         Cable and Communications Services

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established benchmark rates in 1993 which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

         The FCC also allowed cable operators to justify rates under "cost of service" rules, which allow "high cost" systems to establish rates in excess of the benchmark level. The FCC's interim cost of service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25 percent on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost of service rules.

        The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing cable programming services tier ("CPST"), with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996.
In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is scheduled to expire on December 31, 1997.

         The Company reduced its rates in 1993 and 1994 and limited its rate increases in 1995 in response to FCC regulations. The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

        On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the CPST currently pending against cable systems owned by the Company. If the proposed resolution is accepted by the FCC, the Company will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises. The aggregate amount of such credits is approximately $9 million and had previously been accrued by the Company. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. The Company has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, the Company will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, the Company does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and the Company is awaiting final action by the FCC.

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate CPST rates until 1999 (and basic service tier rates will remain regulated thereafter), the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue from Cable and Communications increased 26% from 1994 to 1995. Such increase is due to the effect of certain acquisitions (13%), growth in the Company's satellite subscribers (4%), increases in the rates charged to the Company's subscribers from inflation increases, the provision of new channels and increases in equipment costs (4%), growth in subscriber levels within the Company's cable television systems (4%) and an increase in the Company's long-distance voice and data service revenue (1%).

         Revenue increased 2% from 1993 to 1994. Such increase was the result of the TCI/Liberty Combination in August of 1994 (1%), growth in subscriber levels within the Company's cable television systems (5%), the effect of certain other acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act and a decrease in revenue (3%) due to the transfer of Netlink USA ("Netlink") to the Programming unit in the Reorganization. Netlink's operations were included in Cable and Communications Services in 1993, but have been reflected in Programming Services for all of 1994 and 1995. In the second half of 1994, as a result of the FCC revision of its rate regulations which reduced benchmark rates, the Company experienced an additional decrease, in excess of that which was incurred in 1993, in the price charged for its Regulated Services.

         Included in the Company's revenue from cable operations of $5,105 million, $4,203 million and $4,098 million for the years ended December 31, 1995, 1994 and 1993, respectively, is $5,038 million, $4,177 million and $4,098 million attributable to TCIC and $67 million, $26 million and $0 attributable to other cable operations.

         Operating costs and expenses before depreciation and amortization increased 40% for the year ended December 31, 1995. Exclusive of the affects of acquisitions (13%) and Primestar (7%) (see discussion below), such expenses increased 20%. Programming expenses accounted for the majority of such increase. In this regard, programming expenses represented $1,251 million (36%), $903 million (36%) and $740 million (32%) of operating costs and expenses before depreciation and amortization during 1995, 1994 and 1993, respectively. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. The Company will experience an increase in programming costs in the first five months of 1996 without increasing its rates charged to its customers at that time. In June of 1996, the Company will be entitled to an increase in its service rates for increased programming costs and inflation. FCC regulations provide for the Company to further increase its rates by an additional amount intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

        During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. In conjunction with this change, the Company incurred $5 million of costs. Additionally, during 1995, the Company incurred approximately $22 million in expenses related to initiatives to improve its customer service, to begin the redesign of its computer and accounting systems and to promote and market the Company's products. During the fourth quarter of 1995, the Company incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

         The Company has an investment in a direct broadcast satellite partnership, Primestar Partners ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who then provide satellite service to their customers. During 1995, the Company's revenue and expenses related to such satellite service have increased significantly as the number of the Company's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 550,000 subscribers at December 31, 1995. During the year ended December 31, 1995, revenue increased from $30 million to $207 million and operating, selling, general and administrative expenses increased from $18 million to $197 million, as compared to the year ended December 31, 1994. The Company incurs significant sales commissions and installation costs when customers initially subscribe. Therefore, as long as the Company continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

         Operating costs and expenses before depreciation and amortization increased 6% for the year ended December 31, 1994 compared to the corresponding period of 1993. The consolidation of Liberty resulted in an increase of $18 million in operating, selling, general and administrative expenses from Liberty's cable television systems. In 1993, the Company incurred certain one-time direct charges relating to the implementation of the FCC rate regulations.


         The increase in the Company's depreciation expense in 1995 is due to acquisitions, as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in the Company's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in amortization expense in 1995 is due to acquisitions.

         The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

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

         During the year ended December 31, 1995, HSN's net sales increased from $482 million to $1,019 million. Such increase is due to the consolidation of HSN in August of 1994 in connection with the TCI/Liberty Combination. However, on an annualized basis, HSN's net sales decreased approximately 10%. Such annualized decrease is the net affect of a 19% decease in the number of packages shipped, partially offset by a 9% increase on the average price per unit sold.

         In September 1994, HSN appointed new management personnel to institute procedures intended to improve purchasing and other merchandising practices. Their strategies included offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise. These efforts were aimed at long-term improvements in sales by attracting new customers and increasing the frequency of repeat purchases. However, the impact of these strategies was to adversely affect sales during 1995.

         Since June 5, 1995, HSN has operated two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, HSN relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, HSN relaunched the Spree! network with a more spontaneous format, new graphics and music. These changes were designed to eliminate programming redundancies, distinguish the networks and reach a broader range of potential customers.

         Management of HSN also instituted promotional programs to help increase sales, including a national advertising campaign and a "no interest -- no payments" credit promotion through February 1996 for certain purchases made during the third and fourth quarters of 1995 using HSN's private label credit card. Although the credit promotion program was successful, its effect was not enough to offset the decline in sales discussed above.

         Additionally, $4 million of the restructuring charges for the year ended December 31, 1995, represents HSN management's estimate of costs to be incurred in connection with the closing of HSN's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of HSN's overall distribution strategy. Management of HSN believes that consolidation of HSN's distribution facilities will result in better operating efficiencies and improved service to customers.

         HSN's cost of sales increased from $313 million to $702 million during 1995. As a percent of sales, cost of sales increased from 65% in 1994 to 69% in 1995. The increase in the cost of sales percentages primarily relate to warehouse sales and other promotional events. Such events included price discounts to (i) facilitate the restructuring of HSN's distribution center,
(ii) make room for new holiday merchandise and (iii) adjust inventory levels and product mix. In addition, cost of sales for the year ended December 31, 1995 includes a $12 million increase in HSC's inventory carrying value adjustment related to products which are inconsistent with HSN's new sales and merchandise philosophy.

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

         On November 27, 1995, the Company announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King Communications, Inc. ("Silver King"). The Company will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (the "Option") (which shares would constitute voting control of Silver King) would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 90% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution, Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). Each such transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated.

         Other Programming Services

         Revenue from the Company's Other Programming Services increased $281 million or 117% from 1994 to 1995, and operating costs and expenses before depreciation and amortization increased $261 million or 113%. Such increases are primarily due to the TCI/Liberty Combination.

         Revenue of TCI's consolidated entertainment and information programming services represented $240 million of total consolidated revenue for 1994. This revenue was attributable to subscription and advertising revenue at TCI's consolidated sports programming businesses ($91 million), revenue from Netlink, a marketer and distributor of programming to the United States home satellite dish subscriber market ($132 million) and subscription revenue generated by Southern Satellite Systems, Inc. ("Southern") and Encore Media Corporation ("Encore") ($17 million).

         On October 31, 1995, Liberty Media Group announced that it had entered into a binding agreement in principle with The News Corporation Limited ("News Corp.") and TINTA. In the United States, Liberty Media Group and News Corp. agreed to form a partnership (the "Fox-Liberty Venture") into which Liberty Media Group will contribute interests in its national and regional sports networks and into which News Corp. will contribute its fx cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx Network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

        Internationally, News Corp., and a 50/50 partnership formed by Liberty Sports, a wholly owned subsidiary of Liberty Media Group, and TINTA (the "Liberty-TINTA Partnership") have agreed to form a venture to operate currently existing sports services in Asia, Latin American and Australia and a variety of new sports services throughout the world except in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA Partnership will own 50% of the international venture with News Corp. owning the other 50%. News Corp. is contributing various international sports rights, including the Star Sports channel which is broadcast throughout Asia as part of the Star package of services. The Liberty-TINTA Partnership is contributing Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA Partnership will also contribute their 50% interest in Premiere Sports and All-Star Sports in Australia. Both are 24-hour sports services available via MMDS or cable television in Australia.


         The closing of the formation of both the US Venture and the International Venture is expected to occur during 1996.

         Other Income and Expense

         The Company's interest expense increased $225 million or 29% during 1995, as compared to 1994 and $54 million or 7% during 1994, as compared to 1993. Such increases are the result of higher interest rates and debt balances. The Company's weighted average interest rate on borrowings was 8.1%, 7.5% and 7.2% during 1995, 1994 and 1993, respectively.

         The Company is a shareholder of TeleWest plc ("TeleWest"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at December 31, 1995 of $550 million and comprised $70 million, $43 million and $28 million of the Company's share of its affiliates' losses in 1995, 1994, and 1993, respectively. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $354 million at December 31, 1995 and accounted for $62 million and $50 million of the Company's share of its affiliates' losses in 1995 and 1994, respectively.

         TeleWest was formed during the fourth quarter of 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc (formerly TCI/US WEST Cable Communications Group or "TeleWest UK") ("TeleWest Communications") with SBC (CableComms)(UK). Prior to the TeleWest Merger, the Company had an effective ownership interest of approximately 36% in TeleWest Communications, and subsequent to the TeleWest Merger the Company has an effective ownership interest of approximately 27% in TeleWest. As a result of the TeleWest Merger, the Company recognized a gain of $165 million (before deducting the related tax expense of $58 million). Such gain represents the difference between the Company's recorded cost for TeleWest Communications and the Company's effective proportionate share of TeleWest's net assets. There is no assurance that the Company will realize similar gains in future periods.

         As a result of the TeleWest Communications November 1994 initial public offering (the "TeleWest IPO") and the associated dilution of the Company's ownership interest of TeleWest Communications, the Company recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million) in 1994.

         TeleWest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. Although there is no assurance, the Company believes (i) that the continued expansion of TeleWest's networks ultimately will provide TeleWest with a revenue base that will exceed its expenses and (ii) that TeleWest's present and future sources of liquidity (including the net proceeds from the TeleWest IPO and certain bank credit facilities) will be sufficient to meet TeleWest's liquidity requirements for the foreseeable future. The Company has no present intention to make significant loans to or investments in TeleWest.

         During the year ended December 31, 1995, the Company recognized a gain amounting to $123 million in connection with the sale to the public of 20 million shares of common stock (the "IPO") and the issuance of shares of common stock for an investment in an Argentine programming entity (the "TYC Acquisition") by TINTA. There is no assurance that the Company will realize similar gains in future periods.

         Effective February 9, 1995, QVC Programming Holdings, Inc. (the "Purchaser"), a corporation jointly owned by Comcast Corporation and the Company, was merged (the "QVC Merger") with and into QVC, Inc. ("QVC") with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC. Upon consummation of the QVC Merger, the Company was deemed to exercise significant influence over QVC and, accordingly, adopted the equity method of accounting for its investment in QVC. The accompanying 1994 financial statements have been restated to reflect such change in accounting. Such restatement resulted in an increase in the Company's net earnings of $5 million for the year ended December 31, 1994.

         During 1995, BET Holdings, Inc. ("BET") repurchased a portion of its own common stock. As a result of the repurchase, the Company's ownership of BET was increased from 19% to 22%. Therefore, the Company is deemed to exercise significant influence over BET and, has accordingly adopted the equity method of accounting for its investment in BET. The accompanying 1994 and 1993 financial statements have been restated to reflect such change in accounting. Such restatement resulted in an increase in the Company's net earnings of $2 million for each of 1994 and 1993.

         On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination.

         Net Earnings (Loss)

         The Company's net loss (before preferred stock dividend requirements) of $171 million for the year ended December 31, 1995 represented a decrease of $233 million as compared to the Company's net earnings (before preferred stock dividend requirements) of $62 million for 1994. Such decrease is due primarily to a decrease in operating income, a decrease in share of earnings of affiliates (a significant portion of which results from the gain recognized in 1994 by Liberty upon the sale of its investment in AMC), and an increase in interest expense partially offset by the recognition of a gain resulting from the TINTA IPO.

         The Company's net earnings (before preferred stock dividend requirements) of $62 million for the year ended December 31, 1994 represented an increase of $67 million as compared to the Company's net loss (before preferred stock dividend requirements) of $5 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the TCI/Liberty Combination (principally resulting from the gain recognized by Liberty upon the sale of its investment in AMC), the recognition of a gain resulting from the TeleWest IPO, and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

         Inflation has not had a significant impact on the Company's results of operations during the three-year period ended December 31, 1995.


         Recent Accounting Pronouncements

         In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by Statement No. 123 in the notes to future financial statements.

         Liquidity and Capital Resources

         During 1994, subsidiaries of the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox" and together with the Company and Comcast, the "Cable Partners") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, in which the Company owns an indirect 30% interest, the partners participated in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

         WirelessCo also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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


         In March of 1995, the Cable Partners and Sprint ( collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("New Telco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis.
The Cable Partners agreed to contribute their interests in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

         Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners, also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

         Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

         Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.

         As of January 26, 1995, TCI, TCIC, and TeleCable Corporation ("TeleCable") consummated a transaction whereby TeleCable was merged into TCIC (the "TeleCable Merger"). The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of Series A TCI Group Stock and 2.5 million shares of Series A Liberty Group Stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.

         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies (collectively, "Cablevision") for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million and TINTA's issuance of $87 million principal amount of secured negotiable promissory notes payable to the selling shareholders. TINTA has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         In July 1995, TCIC and TCI, entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

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

         Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock or in any combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes in the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.

         At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenue of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, the Company would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, the Company will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, the Company would reflect the foregoing financial impacts of Cable Sub in its consolidated results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in the Company's statement of operations and the Company would incur an additional approximately $28 million of interest expense per year arising from the assumed borrowing by the Company for its $350 million capital contribution to Cable Sub.

         The Company owns shares of common stock and preferred stock of Turner Broadcasting System, Inc. ("TBS"). On September 22, 1995, the boards of directors of Time Warner and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, the Company has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by the Company will be exchanged immediately for a series of voting common stock ("Time Warner Series Common Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth Network, L.P. ("SportSouth"), a regional sports cable network, to the Company for approximately $60 million; and Time Warner has agreed to issue shares of Time Warner Series Common Stock economically equivalent to 5 million shares of Time Warner common stock to the Company in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to the Company having a market value of $160 million in the event Time Warner exercised such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant the Company an option to purchase Time Warner's interest in Sunshine Network, a Florida based sports cable network, for $14 million.

         The TBS/Time Warner Merger is subject to, among other things, approval by the FCC and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.

         Pursuant to an underwritten public offering, the Company sold 19,550,000 shares of TCI Class A common stock in February of 1995. The Company received net proceeds of approximately $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.

         On July 18, 1995, TINTA completed the IPO in which it sold 20 million shares of TINTA Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (approximately $19 million). TINTA used the IPO proceeds to repay debt of the Company ($177 million) and fund acquisitions, operations and capital contributions.

         During the year ended December 31, 1995, TCIC sold approximately $1.5 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.8% to 8.8% and maturity dates ranging through 2015. The proceeds from the sale of these notes were used primarily to repay variable-rate bank debt.

         Subsequent to December 31, 1995, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         Also, subsequent to December 31, 1995, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) and (iii) $1 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.9% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay variable rate indebtedness.

         The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at December 31, 1995. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

         The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes or series of preferred stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on any class or series of preferred stock of TCI or to make any funds available therefor, whether by dividends, loans or other payments. The payment of dividends or the making of loans and advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, are contingent upon the earnings of those subsidiaries and are subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on any class or series of preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         Moreover, almost all of the consolidated liabilities of the Company have been incurred by its subsidiaries. Therefore, the Company's rights, and the extent to which the holders of the Company's preferred stocks will be able to participate in the distribution of assets of any subsidiary upon the latter's liquidation or reorganization, will be subject to prior claims of the subsidiary's creditors, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary (in which case the claims of the Company would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by the Company).

         Subsidiaries of the Company had approximately $2.5 billion in unused lines of credit at December 31, 1995 excluding amounts related to lines of credit which provide availability to support commercial paper. Although subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 9 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($1,975 million, $1,798 million and $1,858 million in 1995, 1994 and 1993, respectively) to interest expense ($1,010 million, $785 million and $731 million in 1995, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 196%, 229% and 254% for 1995, 1994 and 1993,
respectively.   The decrease in the Company's interest coverage in 1995 is caused by increased interest expense due to higher interest rates and debt levels in 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($957 million, $908 million and $1,247 million in 1995, 1994 and 1993, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries' available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. At December 31, 1995, after considering the net effect of various interest rate exchange agreements (see note 9 to the consolidated financial statements) with notional amounts aggregating $1,918 million, the Company had $6,002 million (or 45%) of fixed-rate debt with a weighted average interest rate of 8.8% and $7,209 million (or 55%) of variable-rate debt with a weighted average interest rate of 6.3%.

         Pursuant to the interest rate exchange agreements, the Company pays
(i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, the Company's net payments pursuant to its fixed rate exchange agreements were $13 million, $26 million and $38 million, respectively. During the years ended December 31, 1995, 1994 and 1993, the Company's net receipts (payments) pursuant to its variable rate exchange agreements were (less than $1 million), $36 million and $31 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         In connection with its investments in certain foreign entities, the Company is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L."), the Japanese yen ("Yen"), and various other foreign currencies that are the functional currencies of the Company's foreign subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause the Company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. The Company is also exposed to foreign currency risk to the extent that the Company or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because the Company generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, the Company historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although the Company monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, the Company believes that it is not possible or practical to completely eliminate the Company's exposure to unfavorable fluctuations in foreign currency exchange rates.

         Approximately twenty-five percent of the franchises held by the Company, involving approximately 4.4 million basic subscribers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire, although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

         A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). Primestar distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. At December 31, 1995, Primestar, through its partners, served an estimated 940,000 HSDs in the United States. Two other DBS operators, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Such DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. The competition from DBS will likely continue to grow. One DBS operator is preparing to launch a new DBS satellite. AT&T Corp. recently made a large investment in DirecTV, and several other major companies are preparing to develop and operate high-power DBS systems, including MCI Communications Corp. ("MCI") and News Corp. MCI recently acquired rights to satellite frequencies for DBS in an FCC auction.

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

         The Company is upgrading and installing optical fiber technology in its cable systems at a rate such that in approximately two years TCI anticipates that it will be serving the majority of its customers with this technology. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The Company made capital expenditures of $1,782 million in 1995 and the Company expects to expend similar amounts in 1996 to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in the Company's liquidity, including those resulting from rate regulation.

        The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $222 million at December 31, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such guarantees, that they will not be material to the Company.

        The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $414 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, the Company has guaranteed up to $67 million of similar license fee obligations of an affiliate.

        The Company has committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $95 million.

        The Company intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. The Company's obligation for certain sports program rights contracts as of December 31, 1995 was $448 million. Upon the formation of the Fox-Liberty Venture, of which there is no assurance, the Company anticipates that such commitments will be transferred to the Fox-Liberty Venture. In the event the Fox-Liberty Venture is not formed, the Company expects that sufficient cash will be generated by the programming services to satisfy these commitments. However, the continued development of such services may require additional financing and it cannot be predicted whether the Company will obtain such financing on terms acceptable to the Company.

        The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

        The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Amounts expended for acquisitions and capital expenditures exceed net cash provided by operating activities.

        LIBERTY MEDIA GROUP

        General

        As of January 27, 1994, TCIC and Liberty entered into a definitive merger agreement to combine the two companies. The TCI/Liberty Combination was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of Liberty Media Group reflect the combination of the historical financial information of the assets of TCI and Liberty which produce and distribute cable television programming attributed to Liberty Media Group.

        On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. However, Liberty Group Stock constitutes common stock of TCI. The issuance Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group.

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

                 Subsidiaries

                         Encore
                         TV Network Corporation ("Intro") (formed in 1994)
                         HSN
                         Southern
                         Netlink (owned by TCIC prior to the TCI/Liberty
                             Combination)
                         Liberty Sports, Inc. ("Liberty Sports")
                         Affiliated Regional Communications, Ltd. ("ARC")
                         Vision Group Incorporated (owned by TCIC prior to the
                             TCI/Liberty Combination)
                         Americana Television Productions LLC (acquired in 1995) MacNeil/Lehrer Productions (acquired in 1995)
                         Prime Ticket Networks, L.P. ("Prime Sports-West")
                             (acquired in 1994)
                         Encore International, Inc.
                         Liberty Productions, Inc. (formed in 1995)
                         Prime Sports Network - Northwest

                 Investments

                         BET
                         Video Jukebox Network, Inc.
                         Courtroom Television Network ("Court")
                         Discovery Communications, Inc. (owned by TCIC
                             prior to the TCI/Liberty Combination)
                         DMX, Inc. (owned by TCIC prior to the TCI/Liberty
                             Combination)
                         E! Entertainment Television, Inc. (owned by TCIC prior
                             to the TCI/Liberty Combination)
                         International Family Entertainment, Inc.
                         Ingenius (formed in 1994)
                         International Cable Channels Partnership, Ltd.
                             (acquired in 1994)
                         QE+ Ltd. (formed in 1994) (owned by TCIC prior to the
                             TCI/Liberty Combination)
                         QVC
                         Reiss Media Enterprises, Inc. (owned by TCIC prior to
                             the TCI/Liberty Combination)
                         TBS (owned by TCIC prior to the TCI/Liberty
                             Combination)
                         Prime SportsChannel Networks Associates
                         Home Team Sports Limited Partnership
                         SportsChannel Chicago Associates
                         SportsChannel Pacific Associates
                         SportsChannel Prism Associates
                         Prime Sports Network - Upper Midwest
                         SportSouth
                         Sunshine Network ("Sunshine")
                         AMC
                         Republic Pictures Television (owned by TCIC prior to
                             the TCI/Liberty Combination)
                         Sillerman Communications Management Corporation (owned
                             by TCIC prior to the TCI/Liberty Combination)
                         Technology Programming Ventures (formed in 1994) Premier Sports ("Australia") (launched in 1995)
                         Silver King
                         Asian Television and Communications LLC
                         Mountain Mobile Television LLC
                         Cutthroat Productions, LP (formed in 1994)
                         The National Registry
                         PPVN Holding Company (acquired in 1995)

         Following the Distribution, the TCI Group Stock is intended to reflect the separate performance of the TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution, are included in combined equity in the accompanying combined financial statements of Liberty Media Group. See note 10 to the accompanying Liberty Media Group combined financial statements.

        PENDING TRANSACTIONS

         On September 22, 1995, the boards of directors of Time Warner and TBS approved the TBS/Time Warner Merger. Under the terms of the agreement, TBS shareholders will receive 0.75 Time Warner common shares for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive
0.80 Time Warner common shares for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by Liberty Media Group will be exchanged immediately for Time Warner Series Common Stock economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue shares of Time Warner Series Common Stock economically equivalent to 5 million shares of Time Warner common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to Liberty Media Group having a market value of $160 million in the event Time Warner exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the FCC and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner.

         On October 31, 1995, Liberty Media Group announced that it had entered into a binding agreement in principle with News Corp. and TINTA. In the United States, Liberty Media Group and News Corp. agreed to form the Fox-Liberty Venture into which Liberty Media Group will contribute interests in its national and regional sports networks and into which News Corp. will contribute its fx cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx Network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

        Internationally, News Corp., and a 50/50 partnership formed by Liberty Sports, a wholly owned subsidiary of Liberty Media Group, and TINTA have agreed to form a venture to operate currently existing sports services in Asia, Latin American and Australia and a variety of new sports services throughout the world except in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA Partnership will own 50% of the international venture with News Corp. owning the other 50%. News Corp. is contributing various international sports rights, including the Star Sports channel which is broadcast throughout Asia as part of the Star package of services. The Liberty-TINTA Partnership is contributing Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA Partnership will also contribute their 50% interest in Premiere Sports and All-Star Sports in Australia. Both are 24-hour sports services available via MMDS or cable television in Australia.

        The transactions contemplated by the above agreements are expected to close during 1996.

         On November 27, 1995, Liberty Media Group announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. Liberty Media Group will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which the Option (which shares would constitute voting control of Silver King) would be transferred to Silver Company, an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 90% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution, Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). Each such transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated.

         On March 12, 1996, United Video Satellite Group, Inc. ("UVSG") and Liberty Media Group agreed to form a venture to combine their Superstar Satellite Entertainment and Netlink businesses (the "Netlink/Superstar Venture"). Liberty Media Group and UVSG will each own approximately 50% of Netlink/Superstar Venture. Upon consummation of the Netlink/Superstar Venture, Netlink would cease to be consolidated with the financial results of Liberty Media Group.

         The consummation of the above described transactions would materially effect the results of operations of Liberty Media Group due to a substantial part of Liberty Media Group's operations no longer being consolidated. At the same time Liberty Media Group's share of earnings or losses of affiliates could be materially impacted by certain of these transactions.

         Summary of Operations

         Liberty Media Group is engaged in two principal lines of business:
(i) production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, ("Entertainment and Information Programming Services") and (ii) electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data have been provided below for Electronic Retailing Services, which include a retail function, and other Entertainment and Information Programming Services. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have been reflected separately in the following table. Liberty Media Group holds significant equity investments the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately under their own captions below.

                                                                    Years ended December 31,
                                         ---------------------------------------------------------------------------
                                                 1995                       1994                         1993
                                         ----------------------      ---------------------        ------------------
                                                                 dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

   Revenue                               100%       $   521,050      100%      $   357,031        100%    $  263,960
   Operating, selling, general and
      administrative                       92           477,716        93          332,060          85       224,647
   Depreciation and amortization           10            54,688         5           17,006           6        16,112
                                         ----       -----------      ----      -----------        ----    ----------

         Operating income (loss)           (2)%     $   (11,354)        2%     $     7,965           9%   $   23,201
                                         ====       ===========      ====      ===========        ====    ==========

Electronic Retailing Services
-----------------------------

   Revenue                                100%      $ 1,018,625       100%     $ 1,125,917         100%   $  942,940
   Cost of sales                           69           701,678        65          730,505          65       611,526
   Operating, selling, general and
      administrative                       35           359,130        30          341,015          31       288,576
   Compensation (adjustments to
      compensation) relating to stock
      appreciation rights                  --              (758)       --           (1,547)         --         2,834
   Depreciation and amortization            4            43,249         3           32,244           2        24,029
                                         ----       -----------      ----      -----------        ----    ----------

         Operating income (loss)           (8)%     $   (84,674)        2%     $    23,700           2%   $   15,975
                                         ====       ===========      ====      ===========        ====    ==========

Corporate expenses
------------------

   Selling, general and administrative              $     4,743                $     7,132                $    5,591
   Compensation (adjustments to
      compensation) relating to stock
      appreciation rights                                10,261                     (7,027)                   37,532
   Depreciation and amortization                             74                         86                        51
                                                    -----------                -----------                ----------

         Operating loss                             $   (15,078)               $      (191)               $  (43,174)
                                                    ===========                ===========                ==========

         Entertainment and Information Programming Services

         Revenue from Entertainment and Information Programming Services increased 46% or $164 million from 1994 to 1995. Liberty Media Group's regional sports programming businesses accounted for $102 million of such increase.
Prime Sports-West was acquired by Liberty Media Group in August 1994, and was responsible for $40 million of the increase in revenue from Liberty Media Group's regional sports programming businesses. Other new regional sports programming businesses accounted for $27 million of the increase in revenue for the year ended December 31, 1995. Excluding the effect of Prime Sports-West and other new regional sports programming businesses, advertising and infomercial revenue for the year ended December 31, 1995 increased $11 million over the year ended December 31, 1994. Increases in direct broadcast satellite revenue accounts for $20 million of the 1995 increase in revenue from Liberty Media Group's regional sports programming businesses. The remaining increase in revenue from Liberty Media Group's regional sports programming businesses is attributed to subscriber growth and rate increases in the established regional sports programming businesses. Encore's six new thematic multiplex services (three launched in July 1994 and three launched in September 1994) and Intro (a 24-hour basic cable service launched in July 1994) accounted for a combined increase in revenue of $24 million for the year ended December 31, 1995. Excluding the new thematic multiplex services, Encore experienced a 33% increase in subscribers (primarily direct broadcast subscribers) representing an $11 million increase in revenue over 1994. Revenue from Netlink, a marketer and distributor of programming to the United States home satellite dish subscriber market, increased by $29 million for the year ended December 31, 1995 compared to the year ended December 31, 1994. Substantially, all of this increase is attributed to pricing increases and an increase in the average number of retail subscribers.

         Revenue from Entertainment and Information Programming Services increased 35%, or $93 million, from 1993 to 1994. The August 1994 acquisition of Prime Sports-West accounted for $21 million of such increase and higher subscription and advertising revenue from Liberty Media Group's other regional sports programming businesses accounted for an additional $26 million of such increase. Netlink accounted for $29 million of the increase in revenue, the result of growth in the number of subscribers and rate increases. Also contributing to the increased revenue in 1994 was revenue from Intro which was launched mid-year.

         Operating expenses, exclusive of depreciation and amortization, increased 44% or $146 million from 1994 to 1995. Prime Sports-West accounted for $33 million of the increase in operating expenses of Liberty Media Group's regional sports programming businesses. Other new businesses in the regional sports programming businesses increased expenses by $63 million for the year ended December 31, 1995. Expenses at Liberty Media Group's regional sports programming businesses, excluding the impact of new businesses, increased $14 million for the year ended December 31, 1995. Such increase was caused by increased programming rights fees in certain markets, new rights agreements, and increased production costs and technical operations due to a larger number of events. Intro and the new Encore thematic multiplex services launched during 1994 were responsible for $13 million of the increase in expenses from Entertainment and Information Programming Services from 1994 to 1995. Additionally, Encore's expenses increased $4 million due to additional marketing expenses related to Encore's increase in subscribers and due to additional personnel and related costs. Netlink's programming costs increased $23 million for the year ended December 31, 1995 which is directly related to the increases in subscribers and increases in the rates that Netlink pays to its program suppliers.

         Operating expenses, exclusive of depreciation and amortization, increased 48%, or $107 million, from 1993 to 1994. New business activities (Prime Sports-West and Intro) accounted for $38 million of this increase. Higher costs at Netlink, primarily the result of license fees for a greater number of subscribers, accounted for $28 million of the increase. Higher costs at Encore were associated primarily with the launch of six new thematic multiplex services during 1994. Liberty Media Group's regional sports programming businesses also experienced higher costs, primarily the result of higher rights expenses associated with a greater number of subscribers, escalation under existing rights contracts, and new rights contracts.

         Operating loss for Entertainment and Information Programming Services was $11 million in 1995. Operating income was $8 million in 1994 and $23 million in 1993. Encore and Intro accounted for a combined increase of $18 million in operating income in 1995 due to increased cable subscribers and Encore's increased direct broadcast satellite subscribers. Such increase was offset by a $48 million decrease in operating income in the regional sports programming businesses due to start-up costs of new businesses, international ventures and increased amortization related to other intangibles acquired in the acquisition of Prime Sports-West. The remaining increase in operating income of Liberty Media Group's Entertainment and Information Programming Services is primarily a result of increased revenue combined with decreased expenses from Southern, and growth in rates and subscribers of Netlink. The decline from 1993 to 1994 was primarily the result of losses related to new businesses, Prime Sports-West ($8 million) and Intro ($7 million). Intro was launched during 1994. The loss at Prime Sports-West was partially attributable to a non-recurring charge of $4 million related to the termination of a contract to provide advertising sales services. This was the result of a decision by Liberty Sports to form its own national ad sales organization, which would handle ad sales for Prime Sports-West as well as other Liberty Sports regional sports programming businesses. Prime Sports-West also launched a new service during 1994, La Cadena Deportiva, a Spanish language sports network. The remaining loss is primarily attributable to the start-up of this new service.

         Electronic Retailing Services

         This information reflects the results of HSN, which became a consolidated subsidiary of Liberty Media Group in February 1993. HSN's primary business is electronic retailing conducted by HSC.

         HSN expects to sell a majority of its interest in its infomercial joint venture, HSN Direct Joint Venture ("HSND"), in early 1996. This transaction will result in a reduction in net sales, cost of sales and certain operating expenses in 1996. The sale of HSND should not have a material impact on HSN's results of operations in future periods.

         HSN revenue decreased $107 million or 10% from 1994 to 1995, and net sales of HSC decreased $141 million or 14%. HSC's sales reflect the net effect of a 19% decrease in the number of packages shipped which was partially offset by a 9% increase in the average price per unit sold. The decrease in HSC sales was offset by sales increases by HSND and wholly-owned subsidiaries of HSN, HSN Mail Order, Inc., ("Mail Order") and Vela Research, Inc. ("Vela") totaling $31 million for the year ended December 31, 1995.

         Revenue from Electronic Retailing Services was $1,126 million for 1994, a 19% increase over 1993 revenue of $943 million. The most significant reason for this increase was a full year of HSN revenue in 1994, compared with approximately 10 1/2 months of HSN revenue in 1993 (subsequent to Liberty Media Group's acquisition of HSN in February 1993.) HSN revenue also increased in 1994 as a result of several factors, most significantly the addition of new cable subscribers due to the "must carry" provisions of the 1992 Cable Act. See "Impact of Regulation" below. Cable television households reached by HSC programming increased from 33.8 million at the end of 1993 to 39.0 million at the end of 1994. The cable television household growth was achieved primarily through increased cable system carriage of HSC's broadcast signal due to the implementation of "must carry" beginning in September 1993 and HSN's aggressive campaign to obtain contracts for cable carriage of HSC programming. Because HSC programming is now on a cable channel line-up, former broadcast households can more easily access HSC programming.

         During 1996, 4.2 million cable subscribers are covered by cable system contracts that are subject to termination or renewal. This represents 9% of the total number of unduplicated cable households receiving HSN. HSN is pursuing both renewals and additional cable television system contracts, but channel availability, competition, consolidation within the cable industry and cost of carriage are some of the factors affecting the negotiations for cable television system contracts. Although HSN's management cannot determine the percentage of expiring contracts that will be renewed or the number of households that will be added through new contracts, HSN's management believes that a majority of these contracts will be renewed.

         HSC's market penetration lags behind increases in carriage. As a result of the increase in carriage which began in late 1993, and previous changes in merchandising and programming strategies, HSN has experienced a decrease in its market penetration. As the new households mature and new plans of HSN's management are fully implemented, HSN expects market penetration to improve, but there can be no assurance that this will occur.

         In September 1994, HSN appointed new management personnel to institute procedures intended to improve purchasing and other merchandising practices. Their strategies included offering a greater variety of products, developing strong private label lines, selling higher margin items and offering name brand and other high quality merchandise. These efforts were aimed at long-term improvements in sales by attracting new customers and increasing the frequency of repeat purchases; however, the impact of these strategies was to adversely affect sales during 1995.

         Since June 5, 1995, HSN has operated two full-time networks renamed HSN, the primary network, and Spree!. On August 5, 1995, HSN relaunched the HSN network with more scheduled programs and theme related shows, new sets, graphics and music. During the third quarter of 1995, HSN relaunched the Spree! network with a more spontaneous format, new graphics and music. These changes were designed to eliminate programming redundancies, distinguish the networks and reach a broader range of potential customers.

         Management of HSN also instituted promotional programs to help increase sales, including a national advertising campaign and a "no interest -- no payments" credit promotion through February 1996 for certain purchases made during the third and fourth quarters of 1995 using HSN's private label credit card. Although the credit promotion program was successful, its effect was not enough to offset the decline in sales discussed above.

         In November 1995, HSN appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. Immediate changes were made to HSN's merchandising and programming strategies which resulted in improved sales in December 1995 and January 1996 when compared to the same months in the prior years. Further plans include improving inventory mix with respect to product assortment and price point designed to attract both first-time buyers and active buyers, improved inventory management and better planning of programmed shows. While HSN's management is optimistic that results will continue to improve and HSN will return to profitability, there can be no assurance that changes to HSN's merchandising and programming strategies will achieve management's intended results.

         Cost of sales decreased $29 million, or 4%, from 1994 to 1995; and cost of sales, as a percentage of net sales, increased to 69% from 65%. Cost of sales of HSC decreased $49 million for the year ended December 31, 1995. Such decrease was partially offset by increases in cost of sales by HSND, Mail Order and Vela totaling $21 million. As a percentage of HSC's net sales, cost of sales increased to 72% from 67% during 1995. The 1995 dollar decreases in cost of sales, compared to 1994, relate to the lower sales volumes. The comparative increases in cost of sales percentages primarily relate to warehouse sales and other promotional events. These events included price discounts to facilitate HSN's distribution center restructuring and sales of existing merchandise to make room for new merchandise for the holiday selling season and to adjust inventory levels and product mix in December 1995. In addition, cost of sales for the year ended December 31, 1995, reflect a $12 million increase in HSC's inventory carrying value adjustment related to product which is inconsistent with HSC's new sales and merchandising philosophy.

         Operating expenses, exclusive of depreciation and amortization, increased $18 million, to 35% of sales during 1995 compared with 30% of sales in the 1994. The majority of such increase was restructuring charges of $16 million during the year ended December 31, 1995. Such restructuring charges consist of severance costs of $4 million related to a reduction in work force, $5 million payments to certain executives as provided for under their employment agreements in connection with the termination of their employment and $2 million related to the write-off of certain equipment maintenance and contractual fees related to service contracts which HSN will no longer utilize. In addition, HSN recorded a write-down of inventory totaling $1.3 million to net realizable value based on the disposition of the assets of Ortho-Vent, Inc.

         Additionally, $4 million of the restructuring charges for the year ended December 31, 1995, represents HSN management's estimate of costs to be incurred in connection with the closing of HSN's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of HSN's overall distribution strategy. Management of HSN believes that consolidation of HSN's distribution facilities will result in better operating efficiencies and improved service to customers.

         In 1995 and early 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and other operating expenses. Although these changes resulted in some reduction in individual categories of operating expenses in 1995 and will result in future reductions to operating expenses, HSN incurred additional costs in the third quarter of 1995 in connection with these measures.

         Cost of sales increased 19%, or $119 million, from 1993 to 1994. Operating expenses, exclusive of depreciation and amortization, increased 18%, or $52 million, from 1993 to 1994. These increases were primarily attributable to the full year of 1994 results compared with 10 1/2 months in 1993. As a percentage of sales, cost of sales remained flat at 65% for both 1994 and 1993, and operating expenses declined slightly from 31% in 1993 to 30% in 1994.

         HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

         Corporate Expenses

         During the year ended December 31, 1995, corporate expenses excluding compensation from stock appreciation rights, depreciation and amortization were $5 million, compared with $7 million in 1994 and $6 million in 1993. The decrease in expenses from 1994 to 1995 is primarily due to higher legal costs incurred during 1994. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. Stock options and/or stock appreciation rights granted by Liberty prior to the TCI/Liberty Combination have been assumed by TCI.

         Subsequent to the Distribution, certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the year ended December 31, 1995, Liberty Media Group was allocated $3 million in corporate general and administrative costs by TCI.

         Prior to the determination by the Board to seek approval by shareholders to distribute Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         Other Income and Expense

         Interest expense was $19 million, $13 million and $12 million in 1995, 1994 and 1993, respectively. The increased debt at HSN and Prime Sports-West is primarily responsible for the increase in interest expense in 1995.

         Liberty Media Group's combined indebtedness bears interest at rates that fluctuate with market rates. Consequently, a general increase in interest rates would result in an increase in combined interest expense.

         Dividend and interest income was $12 million, $20 million and $23 million for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in 1995 is primarily the result of the repayment of an HSN note receivable in August 1994.

         Liberty Media Group's share of losses of affiliates was $15 million for 1995 compared to earnings of $31 million and $27 million for 1994 and 1993, respectively. The increase in losses in 1995 is primarily due to share of losses of Court. In August 1995, Liberty Media Group made an additional $29 million investment in Court which represented Liberty Media Group's pro rata share of capital calls made in prior years by the other partners of Court that Liberty Media Group had no obligation to fund. Due to the additional investment in Court, Liberty Media Group's share of losses of Court for the year ended December 31, 1995 of $21 million includes $18 million of previously unrecognized losses of Court. Such losses were not recognized in prior periods due to the fact that Liberty Media Group's investment in Court had been reduced to zero. The 1995 increase in losses also was partially due to the sale of substantially all of Liberty Media Group's interest in AMC in July 1994, which investment contributed $9 million to the 1994 earnings. Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC decreased $9 million for 1995, as compared to 1994. Such change is primarily the result of increased interest expense on additional debt arising from the QVC Merger as well as compensation resulting from stock option redemptions in the QVC Merger. Liberty Media Group's share of losses increased by $8 million due to share of losses in Australia.

         Upon consummation of the QVC Merger, the Purchaser was merged with and into QVC with QVC continuing as the surviving corporation. Liberty Media Group owns an approximate 43% interest of the post-merger QVC. Upon consummation of the QVC Merger, Liberty Media Group is deemed to exercise significant influence over QVC and, as such, has adopted the equity method of accounting. The 1994 combined financial statements included herein have been restated to reflect the equity method of accounting. Such restatement resulted in an increase in Liberty Media Group's net earnings of $4.6 million for the year ended December 31, 1994. The restatement did not affect Liberty Media Group's results of operations for the year ended December 31, 1993 as QVC was accounted for under the equity method during that period.

         During 1995, BET repurchased a portion of its own common stock. Upon consummation of the repurchases, Liberty Media Group's ownership of BET was increased from 19% to 22%. Therefore, Liberty Media Group is deemed to exercise significant influence over BET and, accordingly, has adopted the equity method of accounting. The accompanying 1994 and 1993 combined financial statements have been restated to reflect the equity method of accounting for Liberty Media Group's investment in BET. Such restatement resulted in an increase in the Company's net earnings of $1.8 million and $1.5 million for 1994 and 1993, respectively.

         Recent Accounting Pronouncements

         In March of 1995, the FASB issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

         Statement No. 123 was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Liberty Media Group will include the disclosures required by Statement No. 123 in the notes to future financial statements.

         Liquidity and Capital Resources

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of Liberty Media Group and the market price of shares of Liberty Group Stock. In addition, net losses of any portion of TCI, dividends and distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, Liberty Media Group financial information should be read in conjunction with the TCI consolidated financial information.

         Dividends on Liberty Group Stock will be payable at the sole discretion of the Board out of the lesser of all assets of TCI legally available for dividends and the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

         Following the TCI/Liberty Combination, TCI has managed certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI or, if determined by the Board, as an equity contribution to the Liberty Media Group.

         The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         For all periods prior to the Distribution, all financial impacts of equity offerings were attributed entirely to TCI. Following the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions of Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

         Subsequent to the Distribution, borrowings from or loans to TCI will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         Liberty Media Group's sources of funds include its available cash balances, cash generated from operating activities, cash distributions from affiliates, dividend and interest payments, asset sales, availability under certain credit facilities, and loans and/or equity contributions from TCI. To the extent cash needs of Liberty Media Group exceed cash provided by Liberty Media Group, TCI may transfer funds to Liberty Media Group. Conversely, to the extent cash provided by Liberty Media Group exceeds cash needs of Liberty Media Group, Liberty Media Group may transfer funds to TCI.

         Many of Liberty Media Group's subsidiaries' loan agreements contain restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern (which is the satellite carrier for the signal of WTBS, a 24-hour independent UHF television station originated by TBS), Netlink and certain of the regional sports businesses are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern, is a primary source of cash available for distribution to Liberty Media Group. However, Southern does not have an agreement with WTBS with respect to the retransmission of its signal and there are no specific statutory restrictions per se which would prevent any other satellite carriers from retransmitting such signal to cable operators and others. If the business of Southern is adversely affected by competitive or other factors, it may have an adverse effect on the ability of Liberty Media Group to generate adequate cash to meet its obligations. Additionally, while Liberty Media Group expects to receive distributions from the Netlink/Superstar Venture, they may be lower than the cash currently generated and received from Netlink's operations.

         In connection with the TBS/Time Warner Merger, Time Warner has agreed to issue common stock to Liberty Media Group in exchange for Liberty Media Group's holdings of TBS common and preferred stock. In addition, Time Warner has agreed to issue common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern. If Time Warner acquires and exercises an option to purchase Southern, Southern will no longer be a primary source of cash available for distribution to Liberty Media Group. However, it is anticipated that Time Warner will continue to pay dividends on its common stock, and consequently Liberty Media Group would receive dividends on the common stock received in connection with the TBS/Time Warner merger in an amount that would approximate the cash generated by Southern's operations. There can be no assurance the dividends on the Time Warner Series Common Stock will continue to be paid, in which case the sale of Southern may have an adverse effect on the ability of Liberty media Group to generate adequate cash to meet its obligations.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million, $30 million of which was outstanding at December 31, 1995. Several subsidiaries of Liberty Media Group have credit facilities. ARC Holding, Ltd. ("ARCH"), a wholly-owned subsidiary of ARC, has a $40.5 million revolving credit facility with a group of banks, $20 million of which was outstanding at December 31, 1995. Another subsidiary, Prime Sports-West, has a $65 million credit facility with a bank, $52 million of which was outstanding at December 31, 1995. HSN has a revolving credit facility (the "Credit Facility") for $150 million, $135 million of which was outstanding on December 31, 1995. The HSN, ARCH and Prime Sports-West facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios. PrimeSports-West's facility was amended in March 1996 to provide for an additional $15 million of borrowings in the form of revolving term loans.

         On February 13, 1996, the covenants in the Credit Facility were amended to include the effect of, among other things, certain of the restructuring charges as previously discussed, to allow for additional subordinated financing as discussed below and, upon conclusion of the additional financing, to reduce the maximum borrowing availability under the Credit Facility to $120 million. However, there remain restrictions on repurchases of HSN's common stock based upon future cash flow levels. On March 1, 1996, HSN completed a private placement of $100 million of convertible subordinated debentures due March 1, 2006. HSN used the net proceeds to repay borrowings under the Credit Facility leaving an outstanding loan balance of $30 million with $90 million available for borrowing under the Credit Facility.
HSN anticipates that it will use its additional borrowing capacity to finance working capital requirements, capital expenditures and general corporate purposes.

         Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. At December 31, 1995, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $163 million. The amount of the total obligation is not currently estimable because such amount is dependent upon certain variable factors. Liberty Media Group's obligations for certain sports program rights contracts at December 31, 1995 was $448 million. Upon the formation of the Fox-Liberty Venture, of which there is no assurance, Liberty Media Group anticipates that such commitments will be transferred to the Fox-Liberty Venture. In the event the Fox-Liberty Venture is not formed, Liberty Media Group expects that sufficient cash will be generated by the programming services to satisfy these commitments. However, continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         HSN has significant working capital needs for inventory and accounts receivable. However, HSN expects to meet its recurring working capital needs primarily through internally generated funds, its additional borrowing capacity as discussed above, and its existing credit facilities.

         TCI GROUP

         General

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

         On August 3, 1995, the shareholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group to its security holders of record on August 4, 1995. Additionally, shareholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A and Series B TCI Group Stock.

         Upon the distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TINTA and (iii) TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group".

         Summary of Operations

         TCI Group operates principally in the cable and communications industry. The Technology/Venture Capital and the International Cable and Programming portions of TCI Group's business have been included with cable and communications services due to their relative insignificance. The table below sets forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of TCI Group. Other items of significance are discussed separately under separate captions below.

                                                         Years ended December 31,
                                    ----------------------------------------------------------------
                                           1995                   1994                 1993
                                    ------------------      -----------------      -----------------
                                              amounts in millions, except for percentages
Revenue                             100%        $5,384      100%       $4,269      100%       $4,090
Operating costs and expenses before
   depreciation and amortization      64         3,457        58        2,480        55        2,251
Depreciation and amortization         24         1,274        23        1,001        22          920
                                    ----        ------      ----       ------      ----       ------

     Operating income                 12%       $  653        19%      $  788        23%      $  919
                                    ====        ======      ====       ======      ====       ======

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCI Group's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established benchmark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

         The FCC also allowed cable operators to justify rates under "cost of service" rules, which allow "high cost" systems to establish rates in excess of the benchmark level. The FCC's interim cost of service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25 percent on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost of service rules.

         The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing CPST, with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is scheduled to expire on December 31, 1997.

         TCI Group reduced its rates in 1993 and 1994 and limited its rate increases in 1995 in response to FCC regulations. TCI Group believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCI Group's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier currently pending against cable systems owned by TCI Group. If the proposed resolution is accepted by the FCC, TCI Group will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises. The aggregate amount of such credits is approximately $9 million and had previously been accrued by TCI Group. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCI Group has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCI Group will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCI Group does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and TCI Group is awaiting final action by the FCC.

         Because the 1996 Telecom Act does not deregulate CPST rates until 1999 (and basic service tier rates will remain regulated thereafter), TCI Group believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased 26% from 1994 to 1995. Such increase is the result of the effect of certain acquisitions (13%), growth in TCI Group's Primestar subscribers (4%), increases in the rates charged to TCI Group's subscribers from inflation increases, the provision of new channels and increases in equipment costs (4%), growth in subscriber levels within TCI Group's cable television systems (4%) and an increase in the Company's long distance voice and data service revenue (1%). Revenue increased by approximately 4% from 1993 to 1994. Such increase was the result of growth in subscriber levels within TCI Group's cable television systems (5%), the effect of certain other acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In the second half of 1994, as a result of the FCC's revision of its rate regulations which reduced benchmark rates, TCI Group experienced an additional decrease, in excess of that which was incurred in 1993, in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.

         Operating costs and expenses before depreciation and amortization increased 40% for the year ended December 31, 1995. Exclusive of the effects of acquisitions (13%) and Primestar (7%) (see discussion below), such expenses increased 20%. Programming expenses accounted for the majority of such increase. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. TCI Group will experience an increase in programming costs in the first five months of 1996 without increasing its rates charged to its customers at that time. In June of 1996, TCI Group will be entitled to an increase in its service rates for increased programming costs and inflation. FCC regulations provide for TCI Group to further increase its rates by an additional amount intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

         During 1995, TCI Group changed its approach to how it ordered and stored excess cable distribution equipment. TCI Group created material support centers and consolidated all of its excess inventory. In conjunction with this change, TCI Group incurred $5 million of costs. Additionally, during 1995, TCI Group incurred approximately $22 million in expenses related to initiatives to improve its customer service, to begin the redesign of its computer and accounting systems and to promote and market TCI Group's products. During the fourth quarter of 1995, TCI Group incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

         During 1995, TCI Group's revenue and expenses related to its satellite service operations have increased significantly as the number of TCI Group's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 550,000 subscribers at December 31, 1995. During the year ended December 31, 1995, revenue increased from $30 million to $207 million and operating, selling, general and administrative expenses increased from $18 million to $197 million, as compared to the year ended December 31, 1994. TCI Group incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCI Group continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

         Operating costs and expenses before depreciation and amortization increased 10% for the year ended December 31, 1994 compared to the corresponding period of 1993. The consolidation of Liberty resulted in an increase of $18 million in operating, selling, general and administrative expenses from Liberty's cable television systems. In 1993, TCI Group incurred certain one-time direct charges relating to the implementation of the FCC rate regulations.

         The increase in TCI Group's depreciation expense in 1995 is due to acquisitions as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in TCI Group's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in TCI Group's amortization expense in 1995 is due to acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During 1995, Liberty Media Group was allocated $3 million in corporate general and administrative costs by TCI Group.

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

         TCI Group records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees by TCI or TINTA. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other Income and Expenses

         During the first quarter of 1995, Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. The restatement resulted in an increase in earnings from Liberty Media Group of $5 million for the year ended December 31, 1994.

         TCI Group's interest expense increased $207 million or 26% from 1994 to 1995 and $51 million or 7% from 1993 to 1994. Such increases are the result of higher interest rates and debt balances. TCI Group's weighted average interest rate on borrowings was 8.1%, 7.6% and 7.3% during 1995, 1994 and 1993, respectively.

         TCI Group is a shareholder of TeleWest, a company that is currently operating and constructing cable television and telephone systems in the UK. TeleWest, which is accounted for under the equity method, had a carrying value at December 31, 1995 of $550 million and comprised $70 million, $43 million and $28 million of TCI Group's share of its affiliates' losses in 1995, 1994, and 1993, respectively. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $354 million at December 31, 1995 and accounted for $62 million and $50 million of TCI Group's share of its affiliates' losses in 1995 and 1994, respectively.

         TeleWest was formed during the fourth quarter of 1995 upon the merger of TeleWest Communications with SBC (CableComms)(UK). Prior to the TeleWest Merger, TCI Group had an effective ownership interest of approximately 36% in TeleWest Communications, and subsequent to the TeleWest Merger, TCI Group has an effective ownership interest of approximately 27% in TeleWest. As a result of the TeleWest Merger, TCI Group recognized a gain of $165 million (before deducting the related tax expense of $58 million). Such gain represents the difference between TCI Group's recorded cost for TeleWest Communications and TCI Group's effective proportionate share of TeleWest's net assets. There is no assurance that TCI Group will realize similar gains in future periods.

         As a result of the TeleWest Communications November 1994 initial public offering and the associated dilution of TCI Group's ownership interest of TeleWest Communications, TCI Group recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million) in 1994.

         TeleWest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred net losses since its inception. Although there is no assurance, TCI Group believes (i) that the continued expansion of TeleWest's networks ultimately will provide TeleWest with a revenue base that will exceed its expenses and (ii) that TeleWest's present and future sources of liquidity (including the net proceeds from the TeleWest IPO and certain bank credit facilities) will be sufficient to meet TeleWest's liquidity requirements for the foreseeable future. TCI Group has no present intention to make significant loans to or investments in TeleWest.

         As a result of the TINTA IPO and TYC Acquisition, TCI Group recognized a gain amounting to $123 million during 1995. There is no assurance that TCI Group will realize similar gains in future periods.

         Net Earnings (Loss)

         TCI Group's net loss (before earnings of Liberty Media Group and preferred stock dividend requirements) of $115 million for the year ended December 31, 1995 represents a decrease of $93 million, as compared to TCI Group's net loss of $22 million for 1994. Such decrease is the result of increases in interest expense and share of losses of affiliates combined with a decrease in operating income which were partially offset by the aforementioned gain recognized as a result of the TINTA IPO and the TYC Acquisition and a decrease in tax expense.

         TCI Group's net loss (before earnings of Liberty Media Group and preferred stock dividend requirements) of $22 million for 1994 represents an increase of $11 million, as compared to TCI Group's net loss of $33 million for 1993. Such increase is the net result of the recognition of a gain resulting from TeleWest Communications' initial public offering and a decrease in tax expense offset by a decrease in operating income and an increase in share of losses of affiliates.

         Inflation has not had a significant impact on TCI Group's results of operations during the three-year period ended December 31, 1995.

         Recent Accounting Pronouncements

         In March of 1995, the FASB issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCI Group will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

         Statement No. 123 was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. TCI Group will include the disclosures required by Statement No. 123 in the notes to future financial statements.

         Liquidity and Capital Resources

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition and TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty Media Group financial information.

         Dividends on the TCI Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group Stock would be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

         Following the TCI/Liberty Combination, TCI Group has managed certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

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

         For all periods prior to the Distribution, all financial impacts of equity offerings were attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

         Subsequent to the Distribution, borrowings from or loans to TCI Group will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         During 1994, TCI Group, Comcast, Cox and Sprint formed WirelessCo to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, in which TCI Group owns an indirect 30% interest, the partners participated in PCS Auctions of broadband PCS licenses conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

         WirelessCo also invested in APC, which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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

         In March of 1995, the Cable Partners and Sprint formed two new partnerships, of which the principal partnership is MajorCo, L.P., to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable Partners agreed to contribute their interests in TCG to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

         Effective January 31, 1996, the Partners amended the MajorCo partnership agreement and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the businesses of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners, also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

         Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

         Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.

         As of January 26, 1995, TCI Group and TeleCable consummated the TeleCable Merger. The aggregate $1.6 billion purchase price was satisfied by TCI Group's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of Series A TCI Group Stock and
2.5 million shares of Series A Liberty Group Stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.

         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million and TINTA's issuance of $87 million principal amount of secured negotiable promissory notes payable to the selling shareholders. TINTA has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         In July 1995, TCI Group entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of Cable Sub which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub.
Cable Sub will also transfer to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility to be arranged by TCI Group and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

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

         Immediately following the completion of the Exchange Offer, TCI Group will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into the Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock or in any combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI Group and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction of the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCI Group believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCI Group has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.

         At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenue of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, TCI Group would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, TCI Group will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, TCI Group would reflect the foregoing financial impacts of Cable Sub in its combined results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in TCI Group's statement of operations and TCI Group would incur an additional approximately $28 million of interest expense per year arising from the assumed borrowing by TCI Group for its $350 million capital contribution to Cable Sub.

         Pursuant to an underwritten public offering, TCI sold 19,550,000 shares of TCI Class A common stock in February of 1995. TCI Group received net proceeds of approximately $401 million. Such proceeds were immediately used to reduce outstanding indebtedness under credit facilities.

         On July 18, 1995, TINTA completed the IPO in which it sold 20 million shares of TINTA Series A common stock to the public for aggregate consideration of $320 million, before deducting related expenses (approximately $19 million). TINTA used the IPO proceeds to repay debt of the Company ($177 million) and fund acquisitions, operations and capital contributions.

         During the year ended December 31, 1995, TCI Group sold approximately $1.5 billion of publicly-placed fixed-rate senior and medium term notes with interest rates ranging from 6.8% to 8.8% and maturity dates ranging through 2015. The proceeds from the sale of these notes were used primarily to repay variable-rate bank debt.

         Subsequent to December 31, 1995, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         Also, subsequent to December 31, 1995, TCIC issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) and (iii) $1.0 billion of publicly-placed fixed rate senior and medium term notes with interest rates
ranging from 6.9% and 7.9% and maturity dates ranging through 2026.   TCIC used
the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay variable rate indebtedness.

         TCI Group has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at December 31, 1995. TCI Group currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to TCI Group.

         TCI Group had approximately $2.2 billion in unused lines of credit at December 31, 1995, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCI Group's continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying TCI Group combined financial statements for additional information regarding the material terms of the lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) $1,972 million, $1,784 million and $1,870 million for the years ended December 31, 1995, 1994 and 1993, respectively) to interest expense ($ 993 million, $786 million and $735 million in 1995, 1994 and 1993, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 199%, 227% and 254% for 1995, 1994 and 1993, respectively. The decrease in TCI Group's interest coverage in 1995 is caused by an increase in interest expense due to higher debt balances. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($955 million, $1,001 million and $1,257 in 1995, 1994 and 1993, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. At December 31, 1995, after considering the net effect of various interest rate exchange agreements (see note 7 to the consolidated financial statements) with notional amounts aggregating $1,918 million, TCI Group had $5,990 million (or 46%) of fixed-rate debt with a weighted average interest rate of 8.8% and $6,970 million (or 54%) of variable-rate debt with a weighted average interest rate of 6.3%.

         Pursuant to the interest rate exchange agreements, TCI Group pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, TCI Group's net payments pursuant to the fixed rate agreements were $13 million, $26 million and $38 million, respectively. During the years ended December 31, 1995, 1994 and 1993, TCI Group's net receipts (payments) pursuant to the variable rate agreements were (less than $1 million), $36 million and $31 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         In connection with its investments in the above-described foreign entities, TCI Group is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar against the UK pound sterling ("L."), the Japanese yen ("Yen"), and various other foreign currencies that are the functional currencies of TCI Group's foreign subsidiaries and affiliates. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause TCI Group to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. TCI Group is also exposed to foreign currency risk to the extent that TCI Group or its foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their respective functional currencies. Because TCI Group generally views its foreign operating subsidiaries and affiliates as long-term investments, TCI Group generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, TCI Group historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments becomes fixed. Although TCI Group monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TCI Group believes that it is not possible or practical to completely eliminate TCI Group's exposure to unfavorable fluctuations in foreign currency exchange rates.

         Approximately twenty-five percent of the franchises held by TCI Group, involving approximately 4.4 million basic subscribers, expire within five years. There can be no assurance that the franchises for TCI Group's systems will be renewed as they expire, although TCI Group believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, TCI Group cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

         A significant competitive impact is expected from medium power and higher power direct broadcast satellites that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional HSDs. Primestar distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. At December 31, 1995, Primestar, through its partners, served an estimated 940,000 HSDs in the United States. Two other DBS operators, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Such DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. The competition from DBS will likely continue to grow. One DBS operator is preparing to launch a new DBS satellite. AT&T Corp. recently made a large investment in DirecTV and several other major companies are preparing to develop and operate high-power DBS systems, including MCI and News Corp. MCI recently acquired rights to satellite frequencies for DBS in an FCC auction.

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. TCI Group expects that it will face substantial competition from telephone companies for the provision of video services. TCI Group assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than TCI Group, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. TCI Group expects this could result in another source of significant competition in the delivery of video services.

         TCI Group is upgrading and installing optical fiber technology in its cable systems at a rate such that in approximately two years TCI Group anticipates that it will be serving the majority of its customers with this technology. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. TCI Group made capital expenditures of $1,733 million in 1995 and TCI Group expects to expend similar amounts in 1995, among other things, to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in TCI Group's liquidity, including those resulting from rate regulation.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $212 million at December 31, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees or if it is required to meet any of such guarantees, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through February 28, 2009. As of December 31, 1995, these agreements require minimum payments aggregating approximately $251 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, TCI Group has guaranteed up to $67 million of similar fee obligations of another affiliate.

         TCI Group has committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $95 million.


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



Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of Tele-Communications, Inc. are filed under this Item, beginning on Page II-56. The combined financial statements of Liberty Media Group are filed under this Item, beginning on Page II-109. The combined financial statements of TCI Group are filed under this Item, beginning at Page II-142. The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-186. The financial statement schedules required by Regulation S-X are filed under
Item 14 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP




Denver, Colorado
March 18, 1996

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994


                                                                            1995                 1994 *
                                                                         ----------           ----------
Assets                                                                         amounts in millions
------
Cash                                                                     $     118                   74

Trade and other receivables, net                                               407                  301

Inventories, net                                                               104                  121

Prepaid expenses                                                                65                   36

Prepaid program rights                                                          47                   24

Committed film inventory                                                       122                   58

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (notes 5 and 6)                                               2,372                1,299

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 7)                                                            955                  660

Property and equipment, at cost:
   Land                                                                         88                   91
   Distribution systems                                                      9,162                7,705
   Support equipment and buildings                                           1,429                1,146
                                                                         ---------               ------
                                                                            10,679                8,942
   Less accumulated depreciation                                             3,653                3,066
                                                                         ---------               ------
                                                                             7,026                5,876
                                                                         ---------               ------

Franchise costs                                                             14,322               11,152
   Less accumulated amortization                                             2,092                1,708
                                                                         ---------               ------
                                                                            12,230                9,444
                                                                         ---------               ------

Other assets, net of amortization                                            1,684                1,383
                                                                         ---------               ------

                                                                         $  25,130               19,276
                                                                         =========               ======

*Restated - see notes 5 and 6.
                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          December 31, 1995 and 1994

                                                                           1995                 1994 *
                                                                         ---------            --------
Liabilities and Stockholders' Equity                                           amounts in millions
------------------------------------
Accounts payable                                                         $    243                  201

Accrued interest                                                              233                  183

Accrued programming expense                                                   318                  248

Other accrued expenses                                                        721                  561

Debt (note 9)                                                              13,211               11,162

Deferred income taxes (note 14)                                             4,530                3,509

Other liabilities                                                             195                  160
                                                                         --------             --------

      Total liabilities                                                    19,451               16,024
                                                                         --------             --------

Minority interests in equity
   of consolidated subsidiaries                                               651                  429

Redeemable preferred stocks (note 10)                                         478                  168

Stockholders' equity (note 11):
      Series Preferred Stock, $.01 par value                                   --                   --
      Class B 6% Cumulative Redeemable
         Exchangeable Junior Preferred Stock,
         $.01 par value                                                        --                   --
      Tele-Communications, Inc. Series A TCI
         Group common stock, $1 par value
         Authorized 1,750,000,000 shares;
         issued 672,211,009 in 1995                                           672                   --
      Tele-Communications, Inc. Series B TCI
         Group common stock, $1 par value
         Authorized 150,000,000 shares;
         issued 84,691,554 in 1995                                             85                   --
      Tele-Communications, Inc. Series A Liberty
         Media Group common stock, $1 par value
         Authorized 750,000,000 shares;
         issued 142,896,264 in 1995                                           143                   --
      Tele-Communications, Inc. Series B Liberty
         Media Group common stock, $1 par value
         Authorized 75,000,000 shares;
         issued 21,196,868 in 1995                                             21                   --
      Class A common stock, $1 par value
         Issued 576,979,498 shares in 1994                                     --                  577
      Class B common stock, $1 par value
         Issued 89,287,429 shares in 1994                                      --                   89
      Additional paid-in capital                                            4,068                2,791
      Cumulative foreign currency
         translation adjustment, net of taxes                                  (9)                  (4)
      Unrealized holding gains for
         available-for-sale securities, net of taxes                          338                   94
      Accumulated deficit                                                    (454)                (282)
                                                                         ---------            --------
                                                                            4,864                3,265
      Treasury stock, at cost (100,524,364 shares of
         Series A TCI Group common stock in 1995; and
         86,030,992 shares of Class A common
         stock and 4,172,629 shares of Class B
         common stock in 1994)                                               (314)                (610)
                                                                         ---------            ---------

            Total stockholders' equity                                      4,550                2,655
                                                                         --------             --------

Commitments and contingencies (note 15)

                                                                         $ 25,130               19,276
                                                                         ========             ========

*Restated - see notes 5 and 6.

See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993

                                                               1995            1994 *           1993 *
                                                            ----------      -----------      -----------
                                                                          amounts in millions,
                                                                        except per share amounts
Revenue (note 16):
   From cable and programming services
      (notes 4 and 8)                                         $  5,832            4,454            4,153
   Net sales from electronic retailing services                  1,019              482               --
                                                            ----------      -----------      -----------
                                                                 6,851            4,936            4,153
                                                            ----------      -----------      -----------

Operating costs and expenses:
   Operating (note 4)                                            2,097            1,445            1,190
   Cost of sales from electronic retailing services                702              313               --
   Selling, general and administrative                           2,066            1,380            1,105
   Compensation relating to stock
      appreciation rights                                           55               --               31
   Adjustment to compensation relating to stock
      appreciation rights                                           --               (8)              --
   Restructuring charges                                            17               --               --
   Depreciation                                                    899              700              622
   Amortization                                                    473              318              289
                                                            ----------      -----------      -----------
                                                                 6,309            4,148            3,237
                                                            ----------      -----------      -----------

         Operating income (note 16)                                542              788              916

Other income (expense):
   Interest expense                                             (1,010)            (785)            (731)
   Interest and dividend income                                     52               36               34
   Share of earnings of Liberty Media Corporation
      ("Liberty") (note 4)                                          --              128                7
   Share of losses of other affiliates, net
      (notes 5 and 6)                                             (193)            (112)             (76)
   Gain on sale of subsidiary stock (note 13)                      123               --               --
   Gain on sale of stock by equity investee (note 5)               165              161               --
   Gain (loss) on disposition of assets                             49              (10)              42
   Other, net                                                      (19)             (24)             (28)
                                                            ----------      -----------      -----------
                                                                  (833)            (606)            (752)
                                                            ----------      -----------      -----------

      Earnings (loss) before income taxes                         (291)             182              164

Income tax benefit (expense) (note 14)                             120             (120)            (169)
                                                            ----------      -----------      -----------

      Net earnings (loss) (note 8)                                (171)              62               (5)

Dividend requirements on preferred stocks                          (34)              (8)              (2)
                                                            ----------      -----------      -----------

      Net earnings (loss) attributable
         to common stockholders (note 8)                    $     (205)              54               (7)
                                                            ==========      ===========         ========

Net earnings (loss) attributable to common
   stockholders (note 2):
      TCI Class A and Class B common stock                  $      (71)              54               (7)
      TCI Group Series A and Series B common stock                (107)              --               --
      Liberty Media Group Series A and Series B
         common stock                                              (27)              --               --
                                                            ----------      -----------      -----------
                                                            $     (205)              54               (7)
                                                            ==========      ===========      ===========
Primary and fully diluted net earnings (loss)
   attributable to common stockholders per common
   and common equivalent share (notes 2 and 8):
      TCI Class A and Class B common stock                  $    (.11)              .10             (.02)
      TCI Group Series A and Series B common stock          $    (.16)               --               --
      Liberty Media Group Series A and Series B
         common stock                                       $    (.16)               --               --

* Restated - see notes 5 and 6.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993




                                                                                  Common Stock
                                                    ---------------------------------------------------------------------
                                           Class B           TCI                  TCI Group          Liberty Media Group
                                          Preferred   --------------------   --------------------    --------------------
                                            Stock     Class A    Class B     Series A    Series B    Series A    Series B
                                         -----------  --------   ---------   --------    --------    --------    --------
                                                                      amounts in millions
Balance at January 1, 1993*              $    --        462         48          --            --          --         --
   Net loss                                   --         --         --          --            --          --         --
   Issuance of common stock
      upon conversion of notes
      (note 9)                                --         20         --          --            --          --         --
   Issuance of common stock upon
      exercise of options                     --         --         --          --            --          --         --
   Dividends on redeemable
      preferred stocks                        --         --         --          --            --          --         --
   Foreign currency translation
      adjustment                              --         --         --          --            --          --         --
   Acquisition and retirement
      of common stock                         --         --         (1)         --            --          --         --
                                         -------    -------     ------     -------       -------     -------    -------


Balance at December 31, 1993             $    --        482         47          --            --         --          --
                                         -------    -------     ------     -------       -------     ------     -------
                                                                      Unrealized
                                                        Cumulative     holding        Note
                                                         foreign      gains for    receivable
                                         Additional      currency     available-      from
                                           paid-in     translation     for-sale      related     Accumulated      Treasury
                                           capital      adjustment   securities *    party         deficit *       stock
                                         -----------    ----------   ------------ ------------ ---------------   ----------
                                                               amounts in millions
Balance at January 1, 1993*                1,909          (19)             --           --          (339)          (333)
   Net loss                                   --           --              --           --            (5)            --
   Issuance of common stock
      upon conversion of notes
      (note 9)                               383           --              --           --            --             --
   Issuance of common stock upon
      exercise of options                      7           --              --           --            --             --
   Dividends on redeemable
      preferred stocks                        (2)          --              --           --            --             --
   Foreign currency translation
      adjustment                              --          (10)             --           --            --             --
   Acquisition and retirement
      of common stock                         (4)          --              --           --            --             --
                                         -------        -----       ---------       ------        ------        -------


Balance at December 31, 1993               2,293          (29)             --           --          (344)          (333)
                                         -------        -----       ---------       ------        ------        -------
                                              Total
                                          stockholders'
                                              equity *
                                         --------------
                                       amounts in millions
Balance at January 1, 1993*                    1,728
   Net loss                                       (5)
   Issuance of common stock
      upon conversion of notes
      (note 9)                                   403
   Issuance of common stock upon
      exercise of options                          7
   Dividends on redeemable
      preferred stocks                            (2)
   Foreign currency translation
      adjustment                                 (10)
   Acquisition and retirement
      of common stock                             (5)
                                             -------


Balance at December 31, 1993                   2,116
                                             -------

* Restated-see notes 5 and 6


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

                                                                                  Common Stock
                                                      -------------------------------------------------------------------
                                           Class B           TCI                   TCI Group         Liberty Media Group
                                          Preferred   --------------------   --------------------    --------------------
                                            Stock     Class A     Class B    Series A    Series B    Series A    Series B
                                         -----------  --------   ---------   --------    --------    --------    --------
                                                                       amounts in millions
Balance at December 31, 1993*           $    --         482         47          --          --         --          --
   Unrealized holding gains for
      available-for-sale securities
      as of January 1, 1994                  --          --         --          --          --         --          --
   Net earnings                              --          --         --          --          --         --          --
   Conversion of redeemable preferred
      stock (note 10)                        --           1         --          --          --         --          --
   Issuance of common stock upon
      conversion of notes (note 9)           --           3         --          --          --         --          --
   Issuance of common stock upon
      exercise of stock option               --          --         --          --          --         --          --
   Acquisition and retirement of
      common stock                           --          --         --          --          --         --          --
   Consummation of the TCI/Liberty
      Combination (note 4)                   --          85         42          --          --         --          --
   Accreted dividends on all classes of
      preferred stock                        --          --         --          --          --         --          --
   Accreted dividends on all classes of
      preferred stock not subject
      to mandatory redemption
      requirements                           --          --         --          --          --         --          --
   Foreign currency translation
      adjustment                             --          --         --          --          --         --          --
   Issuance of TCI Class A common
      stock to subsidiaries of TCI in
      Reorganization                         --          --         --          --          --         --          --
   Issuance of Class A common stock
      for investment                         --           6         --          --          --         --          --
   Repayment of note receivable from
      related party                          --          --         --          --          --         --          --
   Change  in  unrealized  holding  gains
      for available-for-sale securities      --          --         --          --          --         --          --
                                          -----     -------      -----        ----        ----       ----        ----

Balance at December 31, 1994               $ --         577         89          --          --         --          --
                                           ----     -------     ------      ------     -------     ------      ------
                                                                  Unrealized
                                                     Cumulative    holding        Note
                                                      foreign     gains for    receivable
                                        Additional    currency    available-      from                                   Total
                                          paid-in   translation    for-sale      related     Accumulated   Treasury  stockholders'
                                          capital    adjustment  securities *     party        deficit *    stock        equity *
                                        ----------   ----------  ------------  -----------   -----------   --------  -------------
                                                                            amounts in millions
Balance at December 31, 1993*             2,293        (29)        --                --         (344)       (333)      2,116
   Unrealized holding gains for
      available-for-sale securities
      as of January 1, 1994                  --         --        297                --           --          --         297
   Net earnings                              --         --         --                --           62          --          62
   Conversion of redeemable preferred
      stock (note 10)                        17         --         --                --           --          --          18
   Issuance of common stock upon
      conversion of notes (note 9)           --         --         --                --           --          --           3
   Issuance of common stock upon
      exercise of stock option                3         --         --                --           --          --           3
   Acquisition and retirement of
      common stock                           (2)        --         --                --           --          --          (2)
   Consummation of the TCI/Liberty
      Combination (note 4)                  383         --          4               (15)          --        (285)        214
   Accreted dividends on all classes of
      preferred stock                        (8)        --         --                --           --          --          (8)
   Accreted dividends on all classes of
      preferred stock not subject
      to mandatory redemption
      requirements                            4         --         --                --           --          --           4
   Foreign currency translation
      adjustment                             --         25         --                --           --          --          25
   Issuance of TCI Class A common
      stock to subsidiaries of TCI in
      Reorganization                        (23)        --         --                --           --          23          --
   Issuance of Class A common stock
      for investment                        124         --         --                --           --          --         130
   Repayment of note receivable from
      related party                          --         --         --                15           --         (15)         --
   Change  in  unrealized  holding  gain
      for available-for-sale securities      --         --       (207)               --           --          --        (207)
                                          -----      -----       ----             -----         -----       -----      -----

Balance at December 31, 1994              2,791         (4)        94                --         (282)       (610)      2,655
                                          -----      -----       ----             -----         -----       -----      -----

                                                                     (continued)
*Restated - see notes 5 and 6

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                 Consolidated Statement of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993


                                                                                              Common Stock
                                                      -------------------------------------------------------------------
                                           Class B           TCI                   TCI Group         Liberty Media Group
                                          Preferred   --------------------   --------------------    --------------------
                                            Stock     Class A    Class B     Series A    Series B    Series A    Series B
                                         -----------  --------   ---------   --------    --------    --------    --------
amounts in millions
Balance at December 31, 1994 *       $          --         577         89          --         --          --           --
  Net loss                                      --          --         --          --         --          --           --
  Issuance of common stock in
    public offering                             --          20         --          --         --          --           --
  Issuance of common stock in
    private offering                            --           1         --          --         --          --           --
  Issuance of common stock for
    acquisitions and investments
    (note 8)                                    --          59         --          --         --          --           --
  Issuance of Class A common
    stock to subsidiary of TCI in
    Reorganization                              --          --         --          --         --          --           --
  Issuance of Class A common stock to
    subsidiary in exchange for
    investment                                  --          --         --          --         --          --           --
  Retirement of Class A common
    stock previously held by subsidiary         --          --         --          --         --          --           --
  Exchange of common stock held by
    subsidiaries of TCI for Convertible
    Redeemable Participating Preferred
    Stock, Series F ("Series F
    Preferred Stock") (note 1)                  --         (86)        (4)         --         --          --           --
  Conversion of Series F Preferred
    Stock held by subsidiary for Series
    A TCI Group common stock                    --          --         --         101         --          --           --
  Distribution of Series A and
    Series B Liberty Media Group
    common stock to TCI common
    stockholders (note 1)                       --          --         --          --         --         143           21
  Costs associated with Distribution
    to stockholders                             --          --         --          --         --          --           --
  Redesignation of TCI common stock
    into Series A and Series B TCI
    Group common stock (note 1)                 --        (571)       (85)        571         85          --           --
  Accreted dividends on all classes of
    preferred stock                             --          --         --          --         --          --           --
  Accreted dividends on all classes of
    preferred stock not subject to
    mandatory redemption
    requirements                                --          --         --          --         --          --           --
  Payment of preferred stock dividends          --          --         --          --         --          --           --
  Issuance of common stock
    by subsidiary (note 13)                     --          --         --          --         --          --           --
  Foreign currency translation
    adjustment                                  --          --         --          --         --          --           --
  Change in unrealized holding gains
    for available-for-sale securities           --          --         --          --         --          --           --
  Adjustment to reflect elimination of
    reporting delay with respect to
    certain foreign subsidiaries (note 2)       --          --          --         --         --          --           --
                                          --------   ---------    --------     ------   --------   ---------    ---------
Balance at December 31, 1995              $     --          --          --        672         85         143           21
                                          ========   =========    ========     ======   ========   =========    =========
                                                                     Unrealized
                                                       Cumulative     holding        Note
                                                        foreign      gains for    receivable
                                        Additional      currency     available-      from                                  Total
                                          paid-in     translation     for-sale      related   Accumulated   Treasury   stockholders'
                                          capital      adjustment   securities *     party      deficit *    stock        equity *
                                        ----------     ----------   ------------  ----------- -----------   --------   -------------
amounts in millions
Balance at December 31, 1994 *                2,791             (4)           94          --         (282)      (610)         2,655
  Net loss                                       --             --            --          --         (171)        --           (171)
  Issuance of common stock in
    public offering                             381             --            --          --           --         --            401
  Issuance of common stock in
    private offering                             29             --            --          --           --         --             30
  Issuance of common stock for
    acquisitions and investments
    (note 8)                                  1,329             --            --          --           --         --          1,388
  Issuance of Class A common
    stock to subsidiary of TCI in
    Reorganization                               (6)            --            --          --           --          6             --
  Issuance of Class A common stock to
    subsidiary in exchange for
    investment                                   (1)            --            --          --           --          1             --
  Retirement of Class A common
    stock previously held by subsidiary          29             --            --          --           --        (29)            --
  Exchange of common stock held by
    subsidiaries of TCI for Convertible
    Redeemable Participating Preferred
    Stock, Series F ("Series F
    Preferred Stock") (note 1)                 (542)            --            --          --           --        632             --
  Conversion of Series F Preferred
    Stock held by subsidiary for Series
    A TCI Group common stock                    213             --            --          --           --       (314)            --
  Distribution of Series A and
    Series B Liberty Media Group
    common stock to TCI common
    stockholders (note 1)                      (164)            --            --          --           --         --             --
  Costs associated with Distribution
    to stockholders                              (8)            --            --          --           --         --             (8)
  Redesignation of TCI common stock
    into Series A and Series B TCI
    Group common stock (note 1)                  --             --            --          --           --         --             --
  Accreted dividends on all classes of
    preferred stock                             (34)            --            --          --           --         --            (34)
  Accreted dividends on all classes of
    preferred stock not subject to
    mandatory redemption
    requirements                                 10             --            --          --           --         --             10
  Payment of preferred stock dividends          (10)            --            --          --           --         --            (10)
  Issuance of common stock
    by subsidiary (note 13)                      51             --            --          --           --         --             51
  Foreign currency translation
    adjustment                                   --             (5)           --          --           --         --             (5)
  Change in unrealized holding gains
    for available-for-sale securities            --             --           244          --           --         --            244
  Adjustment to reflect elimination of
    reporting delay with respect to
    certain foreign subsidiaries (note 2)        --             --            --          --           (1)        --             (1)
                                           --------       --------      --------    --------      --------   -------          -----

Balance at December 31, 1995                  4,068             (9)          338          --         (454)      (314)         4,550
                                           ========       ========      ========    ========      ========   =======          =====

*Restated - see notes 5 and 6

See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                               1995          1994 *         1993 *
                                                                              ------        --------       --------
                                                                                      amounts in millions
                                                                                          (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                       $  (171)            62             (5)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                         1,372          1,018            911
         Compensation relating to stock appreciation
            rights                                                                55             --             31
         Adjustment to compensation relating to stock
            appreciation rights                                                   --             (8)            --
         Share of earnings of Liberty                                             --           (128)            (7)
         Share of losses of other affiliates                                     193            112             76
         Gain on sale of subsidiary stock                                       (123)            --             --
         Gain on sale of stock by equity investee                               (165)          (161)            --
         Deferred income tax expense (benefit)                                  (153)            37            140
         Loss (gain) on disposition of assets                                    (49)            10            (42)
         Other non cash charges (credits)                                        (37)             5             48
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                             (70)            15            (32)
               Change in inventories                                              16            (26)            --
               Change in prepaids                                                (86)           (97)            (4)
               Change in accrued interest                                         45             13             63
               Change in other accruals and payables                             132             56             68
         Net cash used in Flextech plc's operating
             activities during the month ended
             September 30, 1995 (note 2)                                          (2)            --             --
                                                                          ----------    -----------       --------
                 Net cash provided by operating activities                       957            908          1,247
                                                                          ----------    -----------       --------

Cash flows from investing activities:
   Cash paid for acquisitions                                                   (477)          (358)          (158)
   Capital expended for property and equipment                                (1,782)        (1,264)          (947)
   Cash proceeds from disposition of assets                                      166             39            149
   Additional investments in and
      loans to affiliates and others                                          (1,134)          (445)          (361)
   Repayment of loans by affiliates and others                                    18            148             62
   Other investing activities                                                    (84)           (15)            89
   Net cash used in Flextech plc's investing activities
      during the month ended September 30, 1995 (note 2)                         (51)            --             --
                                                                          ----------    -----------       --------
                  Net cash used in investing activities                       (3,344)        (1,895)        (1,166)
                                                                          ----------    -----------       --------

Cash flows from financing activities:
   Borrowings of debt                                                          8,152          4,676          6,305
   Repayments of debt                                                         (6,567)        (3,607)        (6,321)
   Proceeds from sale of subsidiary stock                                        445             --             --
   Issuances of common stock                                                     431              1              6
   Preferred stock dividends of subsidiaries                                      (6)            (6)            (6)
   Preferred stock dividends                                                     (24)            (4)            (2)
   Costs associated with Distributor to Stockholders                              (8)            --             --
   Repurchases of preferred stock                                                 --             --            (92)
   Repurchases of common stock                                                    --             --             (4)
   Net cash used in Flextech plc's financing activities
       during the month ended September 30, 1995 (note 2)                          8             --             --
                                                                          ----------    -----------       --------

                  Net cash provided (used) by financing
                     activities                                                2,431          1,060           (114)
                                                                          ----------    -----------       --------

                  Net increase (decrease) in cash                                 44             73            (33)

                  Cash at beginning of year                                       74              1             34
                                                                          ----------    -----------       --------

                  Cash at end of year                                        $   118             74              1
                                                                          ==========    ===========       ========

* Restated - see notes 5 and 6.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                        December 31, 1995, 1994 and 1993

(1)      Organization

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Reorganization

         During the fourth quarter of 1994, the Company was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications (the "Cable Unit"); Programming (the "Programming Unit"); International Cable and Programming ("TINTA"); and Technology/Venture Capital. Upon Reorganization, certain of the assets of the Cable and Programming Units were transferred to the other operating units. As consideration for such transfer of assets, TCI issued 317,112 shares of TCI Class A common stock and 246,402 shares of Redeemable Convertible Preferred Stock, Series E ("Series E Preferred Stock") (see note 10). Preferred stock of TCI which is owned by subsidiaries of TCI eliminates in consolidation. Common stock of the Company held by subsidiaries is treated as treasury stock in consolidation.

         Liberty Group Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TINTA and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group or to Liberty Media Group for purposes of preparing their combined financial statements, the change in the capital structure of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of TCI Group Stock or Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Dividends on TCI Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group Stock will be based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

         Dividends on Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of all assets of TCI legally available for dividends and the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         A number of wholly-owned subsidiaries of the Company which are part of the TCI Group owned shares of Class A common stock and preferred stock of the Company ("Subsidiary Shares"). Because the Distribution of the Liberty Group Stock was made as a dividend to all holders of the Company's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would have otherwise been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would have been attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution was intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock and TCI Group did not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, the Company determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). See note 10. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

(2)      Summary of Significant Accounting Policies

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1995 and 1994 was not material.

         Inventories, Net

         Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehousing costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $33 million and $19 million at December 31, 1995 and 1994, respectively.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis (or event-by-event basis for sports events) over the specific number of exhibitions. Committed film inventory and program rights payable are recorded at the estimated costs of the programs when the film is available for airing. These amounts are amortized on a film-by-film basis over the specific number of exhibitions.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Investments

         All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholders' equity.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

         Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in the Company's consolidated statements of operations.

         Long-Lived Assets

         (a)     Property and Equipment

                 Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1995, 1994 and 1993, interest capitalized was not material.

                 Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems, 3 to 40 years for support equipment and buildings.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         (b)     Franchise Costs

                 Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

         In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

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

         Included in minority interests in equity of consolidated subsidiaries is $49 million and $50 million in 1995 and 1994, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

         Subsequent to December 31, 1995, TCI Communications, Inc. ("TCIC"), a wholly-owned subsidiary of TCI, issued to the public 4.6 million shares of Cumulative Exchangeable Preferred Stock with an initial liquidation value of $230 million. Such issuance will be reflected as an increase in the Company's minority interest in equity of consolidated subsidiaries.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Trust Originated Preferred Securities(SM)

         Subsequent to December 31, 1995, TCI Communications Financing I (the "Trust"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities and issued $500 million of 8.72% Trust Originated Preferred Securities(SM) (the "Preferred Securities" and together with the common securities, the "Trust Securities"). The Trust exists for the exclusive purposes of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of the Company. The Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. The Company will present the Preferred Securities as a separate line item in its balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust."

         Foreign Currency Translation

         All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

         Net Sales from Electronic Retailing Services

         Revenue includes merchandise sales and shipping and handling revenue, and is reduced by incentive discounts and sales returns to arrive at
         net sales from home shopping services.   Revenue is recorded for
         credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days. An allowance for returned merchandise is provided based upon past experience.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by Statement No. 123 in the notes to future financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Earnings (Loss) Per Common and Common Equivalent Share

         (a)     TCI Class A and B Common Stock

                 Loss per common share attributable to common stockholders was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (648.2 million for the period from January 1, 1995 through the Distribution and 432.6 million for the year ended December 31, 1993). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                 Primary earnings per common and common equivalent share attributable to common stockholders was computed by dividing net earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million for the year ended December 31, 1994).

                 Fully diluted earnings per common and common equivalent share attributable to common stockholders was computed by dividing earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million for the year ended December 31, 1994). Shares issuable upon conversion of the Convertible Preferred Stock, Series C ("Series C Preferred Stock") (see note 10) have not been included in the computation of weighted average shares because their effect would be anti-dilutive.

         (b)     TCI Group Stock

                 The loss attributable to common stockholders per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (656.4 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         (c)     Liberty Group Stock

                 The loss per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period (164.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Accounting for Foreign Subsidiaries

         Through the third quarter of 1995, the Company included certain of its foreign subsidiaries (Flextech plc ("Flextech") and Cablevision S.A. ("Cablevision")) in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations for the year ended December 31, 1995 include
         (i) Cablevision's result of operations for the period from April 25, 1995 (the date Cablevision was acquired - see note 8) through December 31, 1995 and (ii) Flextech's results of operations for the period from December 1, 1994 through December 31, 1995 (exclusive of the one-month period ended September 30, 1995). The Company's consolidated statement of cash flows for the year ended December 31, 1995 includes the cash flows of Cablevision and Flextech for the same periods except that Flextech's cash flows for the one-month period ended September 30, 1995 are included therein on a summarized basis. In connection with the elimination of the above-described reporting delays, the Company (i) restated certain of its quarterly financial information in order to present Cablevision's 1995 results of operations on a current basis (see note 17) and (ii) charged Flextech's net loss for the one-month ended September 30, 1995 ($1 million) directly to the Company's accumulated deficit so that the Company's consolidated statement of operations for the year ended December 31, 1995 would not include more than 12 months of Flextech's operating results.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain amounts have been reclassified for comparability with the 1995 presentation.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $965 million, $758 million and $641 million for the years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for income taxes was $65 million in 1995 and was not material in 1994 or 1993.

         Significant noncash investing and financing activities are as follows:

                                                                                   Years ended
                                                                                   December 31,
                                                                          -------------------------------
                                                                           1995        1994         1993
                                                                          ------      ------       ------
                                                                                amounts in millions
         Cash paid for acquisitions:
            Fair value of assets acquired                                $  3,571       1,921        172
            Liabilities assumed, net of current assets                       (445)       (648)        (7)
            Deferred tax liability recorded
               in acquisitions                                             (1,083)       (190)        (7)
            Minority interests in equity of
               acquired entities                                               49         (35)        --
            Note receivable from related party
               assumed                                                     (1,615)         15         --
            Common stock and preferred stock
               issued in acquisitions                                                    (808)        --
            Common stock issued to TCIC and
               Liberty in the TCI/Liberty Combination
               reflected as treasury stock (note 3)                            --         285         --
            Unrealized gains on available-for-sale
               securities of acquired entities                                 --        (182)        --
                                                                         --------    --------    -------

               Cash paid for acquisitions                                $    477         358        158
                                                                         ========    ========    =======

         Conversion of debt into additional minority
            interest in consolidated subsidiary                          $     14          --         --
                                                                         ========    ========    =======

         Assets contributed for interest in limited
            liability company                                            $      3          --         --
                                                                         ========    ========    =======

         Issuance of subsidiary stock for equity
            investment                                                   $     11          --         --
                                                                         ========    ========    =======

         Receipt of notes receivable upon
            disposition of Liberty common
            stock and preferred stock                                    $    --           --        182
                                                                         =======     ========    =======

         Noncash exchange of equity investment
            for consolidated subsidiary and
            equity investment                                            $    --           --         22
                                                                         =======     ========    =======

         Noncash capital contribution to
            equity investee                                              $    --           --         22
                                                                         =======     ========    =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)      Investment in Liberty Media Corporation

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

         Summarized unaudited financial information of Liberty for the period from January 1, 1994 through August 4, 1994 and for the year ended December 31, 1993 is as follows:

                                                                             1994           1993
                                                                             ----           ----
                  Consolidated Operations                                    amounts in millions
                  -----------------------
                     Revenue                                              $  790           1,153
                     Operating expenses                                     (726)         (1,105)
                     Depreciation and amortization                           (32)            (49)
                                                                          ------          ------

                        Operating income (loss)                               32              (1)

                     Interest expense                                        (22)            (31)
                     Other, net                                              118              39
                                                                          ------          ------

                        Net earnings                                      $  128               7
                                                                          ======          ======

         Prior to the TCI/Liberty Combination, TCIC purchased sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which were based upon customary rates charged to others) for such programming were $27 million and $44 million for the period from January 1, 1994 through August 4, 1994 and for the year ended December 31, 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchased from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty paid a commission to TCIC for merchandise sales to customers who were subscribers of TCIC's cable systems. Aggregate commissions and charges for such programming were $9 million and $11 million for the period from January 1, 1994 through August 4, 1994 and for the year ended December 31, 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On July 11, 1994, Rainbow Program Enterprise purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination.

(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. Certain of the more significant investments held by the Company at December 31, 1995 were MajorCo, L.P. ("MajorCo"), a partnership formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $689 million) (see note 15), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $244 million), TeleWest plc ("New TeleWest") (carrying value of $550 million) and Discovery Communications, Inc. (carrying value of $117 million).

         Summarized unaudited financial information for affiliates other than Liberty is as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                  1995             1994
                                                                                  ----             ----
                  Combined Financial Position                                      amounts in millions
                  ---------------------------
                     Property and equipment, net                                 $ 3,863           2,450
                     Franchise costs, net                                          1,204             579
                     Other assets, net                                             5,347           3,050
                                                                                 -------           -----

                        Total assets                                             $10,414           6,079
                                                                                 =======           =====

                     Debt                                                        $ 5,336           2,333
                     Due to (from) TCI                                                45              (2)
                     Other liabilities                                             1,713           1,195
                     Owners' equity                                                3,320           2,553
                                                                                 -------           -----

                        Total liabilities and equity                             $10,414           6,079
                                                                                 =======           =====

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
                  Combined Operations                                      amounts in millions
                  -------------------
                     Revenue                                   $  4,461            2,703             713
                     Operating expenses                          (3,807)          (2,405)           (648)
                     Depreciation and
                        amortization                               (532)            (297)           (127)
                                                               --------         --------          ------

                        Operating income (loss)                     122                1             (62)

                     Interest expense                              (337)            (100)            (37)
                     Other, net                                    (123)              24              98
                                                               --------         --------          ------

                        Net loss                               $   (338)             (75)             (1)
                                                               ========         ========          ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In August 1995, the Company made an additional $29 million investment in Courtroom Television Network ("Court") which represented the Company's pro rata share of capital calls made in prior years by the other partners of Court that the Company had no obligation to fund. Due to the additional investment in Court, which restored its 33% ownership interest, the Company's share of losses of Court for the year ended December 31, 1995 includes $18 million of previously unrecognized losses of Court. These losses were not recognized in prior periods due to the fact that the Company's investment in Court had been reduced to zero.

         During 1995, BET Holdings, Inc. ("BET") repurchased a portion of its common stock. As a result of the repurchase, the Company's ownership of BET was increased from 19% to 22%. Therefore, the Company is deemed to exercise significant influence over BET and, accordingly, has adopted the equity method of accounting for its investment in BET. As a result, the Company restated its financial statements, which resulted in a decrease to its investment in BET, its unrealized holding gains on available-for-sale securities, its deferred taxes and accumulated deficit of $44 million, $32 million, $18 million and $6 million, respectively, at December 31, 1994. In addition, the Company increased its net earnings by $2 million for each of 1994 and 1993.

         At December 31, 1995, the Company had an effective ownership interest of approximately 27% in New TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). New TeleWest was formed on October 3, 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc ("TeleWest Communications") with SBC (CableComms) (UK). Prior to the TeleWest Merger, the Company had an effective ownership interest of approximately 36% in TeleWest Communications. As a result of the TeleWest Merger, the Company recognized a gain of approximately $165 million (before deducting deferred income taxes of $58 million), which gain represents the difference between the Company's recorded cost for TeleWest Communications and the Company's 27% effective proportionate share of New TeleWest's net assets.

         New TeleWest contributed $70 million, $43 million and $28 million of the Company's share of its affiliates' losses during the years ended December 31, 1995, 1994 and 1993, respectively. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries.
         In the aggregate, such other equity method investments had a carrying value of $354 million at December 31, 1995 and accounted for $62 million of the Company's share of its affiliates' losses in 1995.

         As a result of TeleWest Communications' November 1994 initial public offering and the associated dilution of the Company's ownership interest of TeleWest Communications, the Company recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million).

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

(6)      Investment in QVC, Inc.

         Effective February 9, 1995 and pursuant to an Agreement and Plan of Merger, QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and the Company, merged (the "QVC Merger") with and into QVC, Inc. ("QVC") with QVC continuing as the surviving corporation. The Company owns an approximate 43% interest of the post-merger QVC.

         Liberty began accounting for its investment in QVC under the cost method in May 1994, upon its determination to remain outside of the previous QVC stockholders agreement. Prior to such determination, Liberty had accounted for its investment in QVC under the equity method.

         Upon consummation of the QVC Merger, the Company was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting for its investment in QVC. As a result, TCI restated its financial statements, which resulted in a decrease to its investment in QVC, its unrealized gain from available-for-sale securities, its deferred tax liability and accumulated deficit by $211 million, $127 million, $89 million and $5 million, respectively, at December 31, 1994. In addition, the restatement resulted in an increase in the Company's share of earnings of Liberty and share of losses of other affiliates by $1 million and $7 million, respectively, for the year ended December 31, 1994.

         A credit facility entered into by the Purchaser is secured by the common stock of certain subsidiaries of QVC and by certain of QVC's carriage and distribution agreements. In addition, Comcast and the Company have pledged their shares of QVC pursuant to such credit facility.


(7)      Investment in Turner Broadcasting System, Inc.

         The Company owns shares of TBS common stock and shares of a class of preferred stock of TBS which have voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be
         held by its chairman of the    board and chief executive officer.  The
         Company's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class.

         At December 31, 1995 and 1994, the Company's investment in TBS common stock had an aggregate market value of $777 million and $487 million, respectively (including unrealized holding gains of $451 million and $169 million, respectively).

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         At December 31, 1995 and 1994, the Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $927 million and $579 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $749 million and $406 million, respectively, for such periods.

         On September 22, 1995, the boards of directors of Time Warner Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, the Company has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by the Company will be exchanged immediately for a series of voting common stock ("Time Warner Series Common Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.


         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth Network, L.P., a regional sports cable network, to the Company for approximately $60 million; and Time Warner has agreed to issue 5 million shares of Time Warner common stock to the Company in exchange for a 6-year option to purchase Southern Satellite Systems, Inc. ("Southern"). Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to the Company having a market value of $160 million in the event Time Warner exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Preferred Stock. Additionally, Time Warner will grant the Company an option to purchase Time Warner's interest in Sunshine Network, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996.


(8)      Acquisitions

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million (see note 10).

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision for a purchase price of $282 million, before liabilities liabilities assumed. The purchase price was paid with cash consideration of $195 million and TINTA's issuance of $87 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. TINTA has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

         The acquisitions of TeleCable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of the Company since the respective dates of acquisition. On a pro forma basis, the Company's revenue would have been increased by $77 million, and the Company's net loss, net loss attributable to common stockholders and net loss per share would have been decreased by $13 million, $12 million and $.02, respectively, for the year ended December 31, 1995; and revenue, net earnings, net earnings attributable to common stockholders and net earnings per share would have increased by $441 million, $17 million, less than $1 million and less than $0.01, respectively, for 1994 had such acquired entities been consolidated with the Company on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entities since January 1, 1994.

         Effective January 26, 1995, TCI purchased from Comcast the 19.9% minority interest in Heritage Communications, Inc. owned by Comcast for aggregate consideration of approximately $290 million, the majority of which was paid in shares of TCI Class A common stock.


(9)      Debt

         Debt is summarized as follows:

                                                      Weighted average                 December 31,
                                                      interest rate at                 ------------
                                                     December 31, 1995             1995             1994
                                                     -----------------             ----             ----
                                                                                    amounts in millions
          Debt of subsidiaries:
             Senior notes                                   8.5%                 $  6,713            5,412
             Bank credit facilities                         6.9%                    3,712            4,045
             Commercial paper                               6.4%                    1,469              445
             Notes payable                                 10.2%                      934            1,024
             Convertible notes (a)                          9.5%                       45               45
             Cablevision Notes (b)                         10.0%                       65               --
             Other debt                                                               273              191
                                                                                  -------           ------

                                                                                  $13,211           11,162
                                                                                  =======           ======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         (a) These convertible notes, which are stated net of unamortized discount of $186 million at December 31, 1995 and 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the years ended December 31, 1995, 1994 and 1993, certain of these notes were converted into 3,416 shares, 2,350,000 shares and 819,000 shares of TCI Class A common stock, respectively. At December 31, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Series A TCI Group Stock and 9,676,893 shares of Series A Liberty Group Stock.


         (b) The Cablevision Notes are secured by TINTA's pledge of stock representing its 51% interest in Cablevision.

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

         As security for borrowings under one of its bank credit facilities, the Company has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of the Company. As security for borrowings under another of its credit facilities, TCI has pledged a portion of its TBS common stock (with a quoted market value of $760 million at December 31, 1995).

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, the Company's net payments pursuant to the Fixed Rate Agreements were $13 million, $26 million and $38 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $36 million and $31 million, respectively. After giving effect to the Company's interest rate exchange agreements, approximately 45% of the Company's indebtedness bears interest at fixed rates.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional       Expiration        Interest Rate     Notional
                   Date            To Be Paid      Amount           Date          To Be Received      Amount
              --------------      -------------    ------      --------------     --------------      ------
          April 1996            9.9%             $  30      April 1996          6.8%               $      50
          May 1996              8.3%                50      July 1996           8.2%                      10
          June 1996             6.1%                42      August 1996         8.2%                      10
          July 1996             8.2%                10      September 1996      4.6%                     150
          August 1996           8.2%                10      April 1997          7.0%                     200
          November 1996         8.9%               150      September 1998  4.8%-5.2%                    300
          October 1997     7.2%-9.3%                80      April 1999          7.4%                     100
          December 1997         8.7%               230      September 1999  7.2%-7.4%                    300
                                                  ----
                                                            February 2000   5.8%-6.6%                    650
                                                  $602      March 2000      5.8%-6.0%                    675
                                                  ====
                                                            September 2000      5.1%                      75
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

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at December 31, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. The Company would be required to pay an estimated $25 million at December 31, 1995 to terminate the agreements.

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $13,211 million, was $13,804 million at December 31, 1995.

         Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Annual maturities of debt for each of the next five years are as follows (amounts in millions):


                 1996                 $3,494*
                 1997                    745
                 1998                    846
                 1999                    804
                 2000                    920

                 * Includes $1,469 million of commercial paper.

 (10)    Redeemable Preferred Stocks

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

         Convertible Preferred Stock, Series C. TCI has issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI .


         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of Series A TCI Group Stock and 25 shares of Series A Liberty Group stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of
         (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and
         (ii) above, to such date of determination.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Subject to the prior preferences and other rights of any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock, the holders of Series C Preferred Stock are entitled to receive and, subject to any prohibition or restriction contained in any instrument evidencing indebtedness of TCI, TCI is obligated to pay preferential cumulative cash dividends out of funds legally available therefor. Dividends accrue cumulatively at an annual rate of 5-1/2% of the liquidation value per share, whether or not such dividends are declared or funds are legally or contractually available for payment of dividends, except that if TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, dividends will thereafter accrue cumulatively at an annual rate of 15% of the liquidation value per share. Accrued dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing on the first dividend payment date after the issuance of the Series C Preferred Stock. Dividends not paid on any dividend payment date will be added to the liquidation value on such date and remain a part thereof until such dividends and all dividends accrued thereon are paid in full. Dividends accrue on unpaid dividends at the rate of 5-1/2% per annum, unless such dividends remain unpaid for two consecutive quarters in which event such rate will increase to 15% per annum. The Series C Preferred Stock ranks prior to the Series A TCI Group Stock, Series A Liberty Group Stock and Class B Preferred Stock and pari passu with the Series F Preferred Stock with respect to the declaration and payment of dividends.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         For so long as any dividends are in arrears on the Series C Preferred Stock or any class or series of TCI preferred stock ranking pari passu with the Series C Preferred Stock and until all dividends accrued up to the immediately preceding dividend payment date on the Series C Preferred Stock and such parity stock shall have been paid or declared and set apart so as to be available for payment in full thereof and for no other purpose, TCI may not redeem or otherwise acquire any shares of Series C Preferred Stock, any such parity stock or any class or series of its preferred stock ranking junior (including the TCI common stock and the Series C Preferred Stock) unless all then outstanding shares of Series C Preferred Stock and such parity stock are redeemed. If TCI fails to redeem shares of Series C Preferred Stock required to be redeemed on a redemption date, and until all such shares are redeemed in full, TCI may not redeem any such parity stock or junior stock, or otherwise acquire any shares of such stock or Series C Preferred Stock. Nothing contained in the two immediately preceding sentences shall prevent TCI from acquiring (i) shares of Series C Preferred Stock and any such parity stock pursuant to a purchase or exchange offer made to holders of all outstanding shares of Series C Preferred Stock and such parity stock, if (a) as to holders of all outstanding shares of Series C Preferred Stock, the terms of the purchase or exchange offer for all such shares are identical, (b) as to holders for all outstanding shares of a particular series or class of parity stock, the terms of the purchase or exchange offer for all such shares are identical and (c) as among holders of all outstanding shares of Series C Preferred Stock and parity stock, the terms of each purchase or exchange offer are substantially identical relative to the respective liquidation prices of the shares of Series C Preferred Stock and each series or class of such parity stock, or (ii) shares of Series C Preferred Stock, parity stock or junior stock in exchange for, or through the application of the proceeds of the sale of, shares of junior stock.

         The Series C Preferred Stock is subject to restrictions on transfer although it has certain customary registration rights with respect to the underlying shares of TCI Group and Liberty Group Stock. The Series C Preferred Stock may vote on all matters submitted to a vote of the holders of the TCI common stock, has one vote for each share of TCI Group and Liberty Group Stock into which the shares of Series C Preferred Stock are converted for such purpose, and may vote as a single class with the TCI common stock. The Series C Preferred Stock has no other voting rights except as required by the Delaware General Corporation Law ("DGCL") and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock is necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock.

         Convertible Preferred Stock, Series D. The Company issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D, par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 8).
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the TCI Group Stock, the Liberty Group Stock and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series C Preferred Stock and the Series F Preferred Stock.

         Prior to the Distribution, 431 shares of Series D Preferred Stock were converted into 4,310 shares of TCI Class A common stock. Subsequent to the Distribution, each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group Stock and 2.5 shares of Series A Liberty Group Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 1.

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

         Except as required by law, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of TCI.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Convertible Redeemable Participating Preferred Stock, Series F. Immediately prior to the record date for the Distribution, the Company caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged.
         The Company is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock. Such shares of Series A TCI Group Stock are reflected as treasury stock in the accompanying consolidated financial statements. Such preferred stock of TCI eliminates in consolidation.

         Each share of Series F Preferred Stock was convertible into 1,000 shares of Series A TCI Group Stock, subject to anti-dilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group Stock issuable upon conversion in the event of any non-cash dividend or distribution of the Series A TCI Group Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock such that each holder has the right to receive upon conversion 1,287.51 shares of Series A TCI Group Stock.

         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the Series A TCI Group Stock, with respect to any cash dividends or distribution declared and paid on the Series A TCI Group Stock. Dividends or distribution on the Series A TCI Group Stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

         Upon the dissolution, liquidation or winding up of the Company, holders of the Series F Preferred Stock will be entitled to receive from the assets of the Company available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of Series A TCI Group Stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The Series F Preferred Stock is subject to optional redemption by the Company at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. The Company may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group Stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Series A TCI Group Stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). Subsequent to December 31, 1995, TCI issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition.

         The initial liquidation value for the Series G Preferred Stock and Series H Preferred Stock is $21.60 per share and $5.40 per share, respectively, subject in both cases, to increase in an amount equal to aggregate accrued but unpaid dividends, if any. No dividends will accrue on the Series G or Series H Preferred Stock if the sum of the last reported sale price of TCI Group Stock plus one-fourth of the last reported sale price of the Liberty Group Stock equals or exceeds $27 for any ten consecutive trading days during the 65 trading days immediately prior to the first anniversary of issuance of the Series G and Series H Preferred Stock. If the sum of the amounts specified in the preceding sentence does not equal or exceed $27 for the specified period, dividends will begin to accrue on the Series G and Series H Preferred Stock on the first anniversary of issuance of the Series G and Series H Preferred Stock, and will thereafter be payable semi-annually commencing August 1, 1997, at the rate of 4% per annum on the liquidation value. Any dividends paid on the Series G and Series H Preferred Stock may be paid, at TCI's election, in cash or shares of TCI Group Stock. Additional dividends will accrue on unpaid dividends initially at a rate of 4% per annum. The dividend rate on dividends that remain unpaid for six months will increase to 8.625% per annum.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Each share of Series G Preferred Stock is convertible at the option of the holder at any time prior to the close of business on the last business day prior to redemption into 1.05 shares of Series A TCI Group Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into .2625 shares of Series A Liberty Group Stock. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.

         Among other such adjustments, if the Liberty Group Stock, or any other redeemable capital stock of TCI into which either series of Preferred Stock may be convertible ("Redeemable Capital Stock"), is redeemed in full by TCI (the "Redemption Event"), then, except as otherwise described below, the shares of such Series G and Series H Preferred Stock will thereafter be convertible into the kind and amount of consideration that would have been received in such Redemption Event by a holder of the number of shares of Redeemable Capital Stock that would have been issuable upon conversion of such shares of Series G and Series H Preferred Stock, if they had been converted in full immediately prior to such Redemption Event.

         However, if any series of Redeemable Capital Stock into which a series of Series G or Series H Preferred Stock is then convertible is redeemed in full by TCI in exchange for securities of another issuer ("Redemption Securities"), TCI may elect to provide the holders of such Series G or Series H Preferred Stock with the right to exchange such Series G or Series H Preferred Stock, concurrently with the Redemption Event, for preferred stock of such other issuer ("Mirror Preferred Stock"). Such Mirror Preferred Stock shall be convertible into Redemption Securities and shall otherwise have terms and conditions comparable to the Series G or Series H Preferred Stock exchanged. If TCI provides such an exchange right, any holder that does not then choose to participate in such exchange will continue to hold such Series G or Series H Preferred Stock but such holder will lose the conversion right with respect to the Redeemable Capital Stock redeemed in the Redemption Event and will not have any right to receive Redemption Securities in lieu thereof. A holder that participates in such exchange will receive Mirror Preferred Stock convertible into Redemption Securities, but will no longer hold the Series G or Series H Preferred Stock so exchanged.

         An alternative provision will apply if, at the time of exercise of any such exchange right provided by TCI, the holder of the applicable series of Series G or Series H Preferred Stock would be entitled to receive on conversion any property in addition to the Redeemable Capital Stock being redeemed. In that case, holders that choose to participate in the exchange will receive both Mirror Preferred Stock issued by the issuer of the Redemption Securities of the other issuer and a new preferred stock of TCI convertible into such additional property. In such event, the Mirror Preferred Stock and such new TCI preferred stock will have a combined liquidation value equal to the liquidation value of the Series G or Series H Preferred Stock exchanged and will otherwise have terms and conditions comparable to such Series G or Series H Preferred Stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Series G and Series H Preferred Stock are redeemable at TCI's option, in whole or in part, any time on or after February 1, 2001. The Series G and Series H Preferred Stock will be redeemable in full on February 1, 2016, to the extent then outstanding. In all cases, the redemption price per share will be the liquidation value thereof, including the amount of any accrued but unpaid dividends thereon, to and including the redemption date.

         The Series G and Series H Preferred Stock will rank prior to TCI common stock and the TCI Class B Preferred Stock and pari passu with all other currently outstanding classes and series of TCI preferred stock with respect to the declaration and payment of dividends and in liquidation.

         The Series G and Series H Preferred Stock will vote in any general election of directors of TCI and will have one vote per share for such purposes and will vote as a single class with the TCI common stock, the TCI Class B Preferred Stock and any other class or series of TCI Preferred Stock entitled to vote in any general election of directors. The Series G and Series H Preferred Stock will have no other voting rights except as required by the DGCL.

(11)     Stockholders' Equity

         Common Stock

         The Series A TCI Group Stock and Series A Liberty Group Stock each have one vote per share, and the Series B TCI Group Stock and Series B Liberty Group Stock each have ten votes per share. Each share of Series B TCI Group Stock is convertible, at the option of the holder, into one share of Series A TCI Group Stock, and each share of Series B Liberty Group Stock is convertible, at the option of the holder, into one share of Series A Liberty Group Stock. See note 1.

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock and the Liberty Group Stock.

         Similarly, the rights of holders of the Liberty Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the Liberty Group Stock to the aggregate market capitalization, as defined, of the Liberty Group Stock and the TCI Group Stock.

         Employee Benefit Plans

         The Company has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in the Company and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI Group Stock and Liberty Media Group Stock. The Company, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $28 million, $21 million and $16 million for 1995, 1994 and 1993, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Preferred Stock

         Class A Preferred Stock. The Company is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 592,797 shares. Such preferred stock eliminated in consolidation. The holders of the Class A Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution. See note 1.

         Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. The Company is authorized to issue 1,675,096 shares of Class B Preferred Stock and 1,620,026 of such shares are issued and outstanding.


         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), and, in the sole discretion of the Board, may be declared and paid in cash, in shares of Series A TCI Group Stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of Series A TCI Group Stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of Series A TCI Group Stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of Series A TCI Group Stock by the Average Market Price of the Series A TCI Group Stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of Series A TCI Group Stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.


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

         The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock and any class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the DGCL.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Redeemable Convertible Preferred Stock, Series E. In connection with the Reorganization, the Board created and authorized the issuance of the Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. The Company is authorized to issue 400,000 shares of such preferred stock. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. All such preferred stock eliminated in consolidation. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

         Stock Options

         In 1994, the Company adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). The Plan provided for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. Pursuant to the TCI/Liberty Merger Agreement and certain assumption agreements, stock options and/or stock appreciation rights granted (or assumed) by Old TCI and stock options and/or stock appreciation rights granted by Liberty were assumed by the Company and new options and/or stock appreciation rights were substituted under the 1994 Plan. The following descriptions represent the terms of the assumed options and/or stock appreciation rights and additional awards under the 1994 Plan.

         The 1994 Plan was adjusted to provide that the number and type of shares subject to future awards consists of a number of shares of Series A TCI Group Stock equal to the number of shares of Class A common stock subject to future awards immediately prior to the Distribution and a number of shares of Series A Liberty Group Stock equal to one-fourth of the number of shares of Class A common stock subject to future awards immediately prior to Distribution. Following the Distribution, the Compensation Committee of TCI may in its discretion grant awards, including awards of options on, or stock appreciation rights respecting, shares of Series A TCI Group Stock, Series A Liberty Group Stock, or combinations thereof, in such amounts and types as it determines in accordance with the terms of the 1994 Plan, as adjusted.

         In 1995, the Company adopted the Tele-Communications, Inc. 1995 Employee Stock Incentive Plan (the "1995 Plan"). In addition, the Company has established the Tele-Communications, Inc. 1996 Stock Incentive Plan (the "1996 Plan") which is subject to stockholder approval.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In connection with the Distribution, each holder of an outstanding option or stock appreciation right received an additional option or stock appreciation right, as applicable, covering a number of shares of Series A Liberty Group Stock equal to one-fourth of the number of shares of Class A common stock theretofore subject to the outstanding option or stock appreciation right, and the outstanding option or stock appreciation right would continue in effect as an option or stock appreciation right covering the same number of shares of Series A TCI Group Stock (as redesignated) that were theretofore subject to the option or stock appreciation right. The aggregate pre-adjustment strike price of the outstanding options or stock appreciation rights was allocated between the outstanding options or stock appreciation rights and the newly issued options or stock appreciation rights in a ratio determined by the Compensation Committee. The following descriptions of stock options and/or stock appreciation rights have been adjusted to reflect such change.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The following table presents information regarding certain options in tandem with stock appreciation rights ("SARs") to purchase Class A, Series A TCI Group Stock and Series A Liberty Group Stock pursuant to the 1994 Plan, the 1995 Plan and the 1996 Plan:

                                                                                      Series A Liberty
                                                  Class A          Series A TCI         Media Group
                                               common stock         Group Stock            Stock
                                            ---------------    ---------------      --------------
   Outstanding at January 1, 1993                4,525,578                  --                  --
     Granted                                     3,955,000                  --                  --
     Exercised                                     (96,242)                 --                  --
     Canceled                                      (75,000)                 --                  --
                                            --------------     ---------------      --------------

   Outstanding at December 31, 1993              8,309,336                  --                  --
     Granted                                     3,191,000                  --                  --
     Assumed                                        54,600                  --                  --
     Exercised                                    (217,483)                 --                  --
     Canceled                                      (16,625)                 --                  --
                                            --------------     ---------------      --------------

   Outstanding at December 31, 1994             11,320,828                  --                  --
     Converted from Class A options            (11,218,866)         11,218,866                  --
     Adjustment for Distribution                        --                  --           2,804,715
     Granted                                            --           7,407,500           2,211,000
     Exercised                                     (91,962)           (933,516)           (227,003)
     Canceled                                      (10,000)            (90,500)            (22,625)
                                            --------------     ---------------      --------------

   Outstanding at December 31, 1995                     --          17,602,350           4,766,087
                                            ==============     ===============      ==============

   Exercise Price                              $8.83-19.56         $6.60-17.00         $8.83-24.00
                                            ==============     ===============      ==============

   Vesting period                                                    4-5 years           4-5 years
                                            ==============     ===============      ==============

         On December 13, 1995, pursuant to the 1994 Plan, the Company awarded 330,000 restricted shares of Series A TCI Group common stock and 30,000 restricted shares of Series A Liberty Group Stock to certain officers and other key employees of the Company. Such restricted shares vest as to 50% on December 13, 2000 and as to the remaining 50% on December 13, 2001.

         SARs with respect to 1,423,500 shares of Series A TCI Group Stock and 355,875 shares of Series A Liberty Group Stock were outstanding at December 31, 1995. These rights have an adjusted strike price of $0.60 and $0.82 per share, respectively, and become exercisable and vest evenly over seven years, beginning March 28, 1992. The SARs expire on March 28, 2001. The Company has the option of paying the holder in stock or cash.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         On August 3, 1995, stockholders of the Company approved the Director Stock Option Plan including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of TCI Class A common stock. Pursuant to the Director Stock Option Plan, options to purchase 300,000 shares of Series A TCI Group common stock were granted at an exercise price of $16.50 per share and options to purchase 75,000 shares of Series A Liberty Group Stock were granted at an exercise price of $22.00 per share and will vest and become exercisable over a five-year period, commencing on November 16, 1995 and will expire on November 16, 2004 During the year ended December 31, 1995, options to purchase 50,000 shares of Series A TCI Group Stock and options to purchase 12,500 shares of Series A Liberty Media Group Stock were canceled.

         Estimated compensation relating to restricted stock awards, options with tandem SARs and SARs has been recorded through December 31, 1995, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

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

         The shares issued by Liberty upon exercise of the aforementioned Liberty option, together with all subsequent dividends and distributions thereon, were subject to repurchase by Liberty under certain circumstances. Such shares were exchanged for 15,600,000 shares of TCI Class A common stock and 200,000 shares of Class B Preferred Stock in the TCI/Liberty Combination. The Company's repurchase right terminates as to 20% of the Option Units per year, commencing March 28, 1992, and will terminate as to all of the Option Units on March 28, 1996 or in the event of death, disability or under certain other circumstances.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

         At December 31, 1995, there were 75,466,614 shares of Series A TCI Group Stock and 19,179,651 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock and upon vesting of the restricted stock awards described in this note 11 and in notes 9 and 10. Additionally, in January of 1996, the Company issued 7,259,380 shares each of Series G Preferred Stock and Series H Preferred Stock (see note 10). Such preferred stocks are convertible into 7,622,349 shares of Series A TCI Group Stock and 1,905,587 shares of Series A Liberty Group Stock. In addition, one share of Series A TCI Group Stock is reserved for each outstanding share of Series B TCI Group Stock and one share of Series A Liberty Group Stock is reserved for each outstanding share of Series B Liberty Group Stock. See note 1 for the effect of the Distribution on the conversion rights of holders of convertible securities.

(12)     Transactions with Officers and Directors

         Effective January 31, 1996, a director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. (a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options are exercisable for cash in the aggregate amount of $3,000,000.

(13)     Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, the Company has recognized a gain amounting to $123 million. Subsequent to the IPO and the TYC Acquisition, TCI owns 82% of the issued and outstanding stock of TINTA, representing in excess of 90% of the voting power of TINTA.

         In June 1995, Flextech issued share capital for cash and preferred shares of Thomson Directories Limited. In connection with such issuance, the Company recorded a $51 million increase to stockholders' equity and a $93 million increase to minority interests in equity of consolidated subsidiaries. No gain was recognized in the Company's consolidated statement of operations due primarily to the existence of the Company's contingent obligations to repurchase certain of the Flextech share capital.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(14)     Income Taxes

         TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return.
         TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.


    Income tax benefit (expense) for the years ended December 31, 1995, 1994 and 1993 consists of:

                                                                Current         Deferred           Total
                                                                -------         --------          -------
                                                                           amounts in millions
          Year ended December 31, 1995:
             Federal                                          $    (23)             130              107
             State and local                                       (10)              23               13
                                                              --------         --------         --------

                                                              $    (33)             153              120
                                                              ========         ========         ========

          Year ended December 31, 1994:
             Federal                                          $    (69)             (29)             (98)
             State and local                                       (14)              (8)             (22)
                                                              --------         --------         --------

                                                              $    (83)             (37)            (120)
                                                              ========         ========         ========

          Year ended December 31, 1993:
             Federal                                          $    (14)            (120)            (134)
             State and local                                       (15)             (20)             (35)
                                                              --------         --------         --------

                                                              $    (29)            (140)            (169)
                                                              ========         ========         ========


         Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                                               Years ended
                                                                              December 31,
                                                               ------------------------------------------
                                                                 1995             1994             1993
                                                                ------           ------           ------
                                                                          amounts in millions
          Computed "expected" tax benefit
             (expense)                                      $      102               (64)             (57)
          Adjustment to deferred tax assets
             and liabilities for enacted change
             in Federal income tax rate                             --               --              (76)
          Amortization not deductible for
             tax purposes                                          (25)             (13)             (12)
          Minority interest in losses (earnings)
             of consolidated subsidiaries                            9               (3)              (1)
          Gain on sale of subsidiary stock                          43               --               --
          Recognition of losses of
             consolidated partnership                               --              (10)              (8)
          State and local income taxes,
             net of Federal income tax benefit                      (4)             (20)             (23)
          Valuation allowance on
             foreign corporation                                    --              (10)              --
          Other                                                     (5)              (1)               8
                                                           -----------      -----------           ------

                                                           $       120             (120)            (169)
                                                           ===========      ===========           ======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                      December 31,
                                                                                  ---------------------
                                                                                  1995             1994
                                                                                 ------           ------
                                                                                   amounts in millions
          Deferred tax assets:
             Net operating loss carryforwards                               $       583              490
                Less - valuation allowance                                         (121)            (100)
             Investment tax credit carryforwards                                    118              122
                Less - valuation allowance                                          (41)             (36)
             Alternative minimum tax credit
                carryforwards                                                        95               90
             Investments in affiliates, due
                principally to losses of affiliates
                recognized for financial statement
                purposes in excess of losses
                recognized for income tax purposes                                  176              294
             Future deductible amounts principally
                due to non-deductible accruals                                       90               52
             Other                                                                   10               19
                                                                           ------------          -------

                   Net deferred tax assets                                          910              931
                                                                           ------------          -------

          Deferred tax liabilities:
             Property and equipment, principally
                due to differences in depreciation                                1,111            1,197
             Franchise costs, principally due to
                differences in amortization                                       3,569            2,600
             Investment in affiliates, due
                principally to undistributed
                earnings of affiliates                                              499              452
             Intangible assets, principally due to
                differences in amortization                                          42              108
             Leases capitalized for tax purposes                                     53               --
             Other                                                                  166               83
                                                                           ------------          -------
                   Total gross deferred tax liabilities                           5,440            4,440
                                                                           ------------          -------

                   Net deferred tax liability                              $      4,530            3,509
                                                                           ============          =======

         The valuation allowance for deferred tax assets as of December 31, 1995 was $162 million. Such balance increased by $26 million from December 31, 1994.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         At December 31, 1995, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $1,177 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $116 million in 2004, $344 million in 2005, $325 million in 2006, $138 million in 2009 and $120 million in 2010. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $245 million and these net operating losses are subject to certain rules limiting their usage.

         At December 31, 1995, the Company had remaining available investment tax credits of approximately $63 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service for the years 1981 through 1992. A subsidiary of the Company has filed a petition in United States Tax Court protesting the disallowance of certain Transitional Investment Tax Credits and such issue will likely be litigated in 1996. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company.

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. The Company has reflected the tax rate change in its consolidated statements of operations. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.

(15)     Commitments and Contingencies

         During 1994, subsidiaries of the Company, Comcast, Cox (collectively, the "Cable Partners") and Sprint formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, in which the Company owns an indirect 30% interest, the partners participated in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         WirelessCo also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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

         In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("New Telco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable Partners agreed to contribute their interests in TCG to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

         Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners, also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

         Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.


         In July 1995, TCIC and TCI entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.


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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the exchange offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable.
         No assurance can be given that the transaction will be consummated.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On October 31, 1995, Liberty Media Group announced that it had entered into a binding agreement in principle with The News Corporation Limited ("News Corp.") and TINTA. In the United States, Liberty Media Group and News Corp. agreed to form a partnership (the "Fox-Liberty Venture") into which Liberty Media Group will contribute interests in its national and regional sports networks and into which News Corp. will contribute its fx cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

         Internationally, News Corp., and a 50/50 partnership forms by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA (the "Liberty-TINTA Partnership") have agreed to form a venture to operate currently existing sports services in Asia, Latin American and Australia and a variety of new sports services throughout the world except in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA Partnership will own 50% of the international venture with News Corp. owning the other 50%. News Corp. is contributing various international sports rights, including the Star Sports channel which is broadcast throughout Asia as part of the Star package of services. The Liberty-TINTA Partnership is contributing Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA Partnership will also contribute their 50% interest in Premiere Sports and All-Star Sports in Australia. Both are 24-hour sports services available via MMDS or cable television in Australia.

         The transactions contemplated by the above agreements are expected to close during 1996.

         On November 27, 1995, the Company announced that it had agreed to exchange its controlling interest in Home Shopping Network, Inc. ("HSN") for shares of Silver King Communications, Inc. ("Silver King"). The Company will receive approximately 11 million newly issued shares of Silver King in exchange for it 37.5 million shares of HSN.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (the "Option") (which shares would constitute voting control of Silver King) would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). Each such transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated.

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


         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by the Company. If the proposed resolution is accepted by the FCC, the Company will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises. The aggregate amount of such credits is approximately $9 million and had previously been accrued by the Company. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. The Company has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, the Company will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, the Company does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and the Company is awaiting action by the FCC.

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $414 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant. Additionally, the Company has guaranteed up to $67 million of similar license fee obligations of an affiliate.

         The Company has long-term sports program rights contracts which require payments through 2006. Future payments for each of the next five years as follows (amounts in millions):

                 1996                   $84
                 1997                    73
                 1998                    62
                 1999                    55
                 2000                    46


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $222 million at December 31, 1995. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such guarantees, that they will not be material to the Company.

         The Company has also committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $95 million.


         The Company leases business offices, has entered into pole rental agreements and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $142 million, $82 million and $70 million in 1995, 1994 and 1993, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                 1996                  $104
                 1997                   101
                 1998                    89
                 1999                    86
                 2000                    73

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1996.

         Certain key employees of the Company hold restricted stock awards and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statement, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(16)     Information about the Company's Operations

         Subsequent to the consummation of the TCI/Liberty Combination, the Company operates primarily in two industry segments: cable and communications services ("Cable") and programming services ("Programming"). Programming includes the production, acquisition and distribution of globally branded entertainment, education and information programming services and software for distribution through all available formats and media; and home shopping via television and other interactive media, direct marketing, advertising sales, infomercials and transaction processing. Home shopping is a programming service which includes a retail function. Separate amounts of the aforementioned home shopping service have been provided to enhance the readers understanding of the Company. The Company has investments, accounted for under the equity method and the cost method, which also operate in the Cable and Programming industries. The following is selected information about the Company's operations for the years ended December 31, 1995 and 1994:


                                                          Programming
                                                  -----------------------------
                                                   Electronic        Other          Intersegment
                                       Cable       Retailing       Programming       Eliminations       Total
                                       -----       ---------       -----------       ------------       -----
         1995                                                   amounts in millions
         ----
         Revenue                      $  5,384           1,019              521                 (73)          6,851
                                      ========      ==========     ============        ============        ========

         Operating income
            (loss)                    $    653             (85)             (26)                 --             542
                                      ========      ==========     ============        ============        ========

         Depreciation and
            amortization              $  1,274              43               55                  --           1,372
                                      ========      ==========     ============        ============        ========

         Capital
            expenditures              $  1,733              13               36                  --           1,782
                                      ========      ==========     ============        ============        ========

         Identifiable assets          $ 22,612             725            1,793                  --          25,130
                                      ========      ==========     ============        ============        ========

         1994
         ----

         Revenue                      $  4,247             482              240                 (33)          4,936
                                      ========      ==========     ============        ============        ========

         Operating income
            (loss)                    $    781               9               (2)                 --             788
                                      ========      ==========     ============        ============        ========

         Depreciation and
            amortization              $    992              15               11                  --           1,018
                                      ========      ==========     ============        ============        ========

         Capital
            expenditures              $  1,239              19                6                  --           1,264
                                      ========      ==========     ============        ============        ========

         Identifiable assets          $ 17,121             739            1,448                 (32)         19,276
                                      ========      ==========     ============        ============        ========


                                                               (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(17)     Quarterly Financial Information (Unaudited)

                                                                     1st           2nd           3rd           4th
                                                                   Quarter       Quarter       Quarter       Quarter
                                                                   -------       -------       -------       -------
                                                                                   amounts in millions,
          1995:                                                                  except per share amounts
          ----
          Revenue:
             As previously reported                             $     1,524        1,660         1,761
             Adjustment to reflect Cablevision
                operations on a current basis                            --           14            --
                                                                   --------     --------      --------
             As adjusted                                        $     1,524        1,674         1,761         1,892
                                                                   ========     ========      ========      ========

          Operating income:
             As previously reported                             $       180          151           182
             Adjustment to restate amortization of
                of intangibles upon reallocation of
                purchase price
             Adjustment to reflect Cablevision                           --          (20)           (4)
                operations on a current basis
             As adjusted                                        $        --            4            (2)
                                                                   --------     --------      --------
                                                                        180          135           176            51
                                                                   ========     ========      ========      ========
          Income tax benefit:
             As previously reported                             $        19           48            37
             Adjustment for effect of adopting
                equity method of accounting for BET                      --           --            (1)
             Adjustment to restate amortization of
                of intangibles upon reallocation of
                purchase price
             Adjustment to reflect Cablevision                           --            8             1
                operations on a current basis                            --            3            (1)
                                                                   --------     --------      --------
             As adjusted                                        $        19           59            36             6
                                                                   ========     ========      ========      ========

          Net earnings (loss):
             As previously reported                             $       (45)         (83)           36
             Adjustment for effect of adopting
                equity method of accounting for BET                       1           --            --
             Adjustment to restate amortization of
                of intangibles upon reallocation of
                purchase price
             Adjustment to reflect Cablevision                           --          (12)           (3)
                operations on a current basis                            --           --            (1)
                                                                   --------     --------      --------
             As adjusted                                        $       (44)         (95)           32           (64)
                                                                   ========     ========      ========      ========

          Primary and fully diluted earnings
             (loss) attributable to common
             stockholders per common and
             common equivalent share:

                TCI Class A and Class B common stock
                    As previously reported                      $      (.08)        (.14)          .12
                    Adjustment for effect of adopting equity
                       method of accounting for BET                      --           --            --
                    Adjustment to restate amortization of
                       of intangibles upon reallocation of
                       purchase price
                    Adjustment to reflect Cablevision                    --         (.02)           --
                       operations on a current basis                     --           --            --
                                                                   --------     --------      --------
                    As adjusted                                 $      (.08)        (.16)          .12           N/A
                                                                   ========     ========      ========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                                     1st            2nd            3rd            4th
                                                                   Quarter        Quarter        Quarter        Quarter
                                                                   -------        -------        -------        -------
                                                                                   amounts in millions,
          1995 (continued):                                                      except per share amounts
          ----------------
                   Series A and Series B TCI Group Stock
                      As previously reported                                                 $   (.09)
                      Adjustment to reflect Cablevision
                         operations on a current basis                                             --
                                                                                             --------
                      As adjusted                                    N/A           N/A       $   (.09)          (.07)
                                                                                             ========       ========

                   Series A and Series B Liberty Group Stock
                      As previously reported                                                 $   (.02)
                      Adjustment for effect of adopting equity
                         method of accounting for BET                                              --
                      Adjustment to restate amortization of
                         of intangibles upon reallocation of
                         purchase price                                                          (.01)
                                                                                             --------
                      As adjusted                                    N/A           N/A       $   (.03)          (.13)
                                                                                             ========       ========

          1994:
          ----

             Revenue                                           $     1,060        1,081         1,286          1,509

             Operating income                                  $       234          205           186            163

             Income tax expense:
                As previously reported                         $       (31)         (21)          (33)           (31)
                Adjustment for effect of adopting
                  equity method of accounting for
                  investments:
                     QVC                                                --           (1)           --             (2)
                     BET                                                --           --            --             (1)
                                                                  --------     --------      --------       --------
                As adjusted                                    $       (31)         (22)          (33)           (34)
                                                                  ========     ========      ========       ========

             Net earnings (loss):
                As previously reported                         $        32            6            25             (8)
                Adjustment for effect of adopting
                  equity method of accounting for
                  investments:
                     QVC                                                --           --             2              3
                     BET                                                --            1            --              1
                                                                  --------     --------      --------       --------
                As adjusted                                    $        32            7            27             (4)
                                                                  ========     ========      ========       ========

             Primary and fully diluted
                earnings (loss) attributable to
                common stockholders per
                common and common equivalent
                share:
                   As previously reported                      $       .07          .01           .04           (.02)
                   Adjustment for effect of adopting
                      equity method of accounting for
                       investments:
                     QVC                                                --           --            --            .01
                     BET                                                --           --            --             --
                                                                  --------     --------      --------       --------
                   As adjusted                                 $       .07          .01           .04           (.01)
                                                                  ========     ========      ========       ========

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995.

We have also audited the accompanying combined balance sheets of Liberty Media Group (a combination of certain assets of Tele-Communications, Inc. and its affiliate, Liberty Media Corporation, as defined in note 1) as of December 31, 1995 and 1994, and the related combined statements of operations, equity, and cash flows for each of the years in the three- year period ended December 31, 1995. These combined financial statements are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of Liberty Media Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of Liberty Media Group are intended to reflect the performance of the businesses of Tele- Communications, Inc. and its affiliate, Liberty Media Corporation, which produce and distribute cable television programming services. The combined financial statements of Liberty Media Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries and Liberty Media Corporation and subsidiaries.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Group as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       /s/ KPMG Peat Marwick LLP

                                       KPMG Peat Marwick LLP





Denver, Colorado
March 18, 1996

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                            Combined Balance Sheets

                           December 31, 1995 and 1994

                                                                            1995                  1994 *
                                                                        ------------         -------------
Assets                                                                         amounts in thousands
------
Cash                                                                     $   41,225               62,963

Trade and other receivables, net                                            107,180               95,081

Inventories, net                                                            103,968              119,814

Prepaid expenses                                                             14,176               14,560

Prepaid program rights                                                       28,395               11,257

Committed film inventory                                                     29,931               22,097

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)                          299,331              279,487

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                                         945,282              653,691

Other investments, at cost, and related
   receivables (note 6)                                                     110,791              103,440

Property and equipment, at cost:
   Land                                                                      21,254               21,934
   Support equipment and buildings                                          180,051              150,165
   Computer and broadcast equipment                                          44,962               60,525
                                                                      -------------         ------------
                                                                            246,267              232,624
   Less accumulated depreciation                                             42,233               38,313
                                                                      -------------         ------------
                                                                            204,034              194,311
                                                                      -------------         ------------
Intangibles: (note 7)
   Excess cost over acquired net assets                                     364,995              549,770
   Other intangibles                                                        283,242               77,925
   Cable distribution fees                                                  115,746               71,871
                                                                      -------------         ------------
                                                                            763,983              699,566
   Less accumulated amortization                                            142,741               81,046
                                                                      -------------         ------------
                                                                            621,242              618,520
                                                                      -------------         ------------

Other assets, at cost, net of amortization                                   12,081               12,279
                                                                      -------------         ------------

                                                                         $2,517,636            2,187,500
                                                                      =============         ============

* Restated - see note 4.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued

                           December 31, 1995 and 1994

                                                                             1995                  1994 *
                                                                         ------------         -------------
Liabilities and Combined Equity                                                 amounts in thousands
-------------------------------
Accounts payable                                                          $   95,313              111,239

Accrued liabilities                                                          161,967              111,990

Film licenses payable                                                         34,864               26,719

Accrued litigation settlements                                                 6,140               27,450

Deferred revenue                                                              50,803               46,845

Debt (note 8)                                                                250,990               92,944

Deferred tax liability (note 9)                                              201,909              132,475

Other liabilities                                                             14,261                4,320
                                                                         -----------          -----------

         Total liabilities                                                   816,247              553,982
                                                                         -----------          -----------

Minority interests in equity of consolidated
      subsidiaries                                                            87,960              115,165

Combined equity (note 10):
   Combined equity                                                         1,336,125            1,391,440
   Due to Tele-Communications, Inc. ("TCI")                                    7,496               28,724
   Unrealized gains on available-for-sale
      securities, net of taxes                                               269,808               98,189
                                                                         -----------          -----------
                                                                           1,613,429            1,518,353
                                                                         -----------          -----------

Commitments and contingencies (note 11)
                                                                          $2,517,636            2,187,500
                                                                         ===========          ===========


* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993

                                                                         1995              1994 *          1993 *
                                                                     ------------      ------------    ------------
                                                                                  amounts in thousands
                                                                                except per share amounts
Revenue:
   Net sales from electronic retailing services                       $1,018,625        1,125,917        942,940
   Programming services:
      From TCI (note 10)                                                  72,886           59,897         47,448
      From others                                                        448,164          297,134        216,512
                                                                    ------------      -----------    -----------
                                                                       1,539,675        1,482,948      1,206,900
                                                                    ------------      -----------    -----------

Cost of sales, operating costs and expenses:
   Cost of sales                                                         701,678          730,505        611,526
   Operating                                                             420,258          319,591        246,299
   Selling, general and administrative                                   380,586          346,436        266,860
   Charges by TCI (note 10)                                               23,899           14,180          5,655
   Compensation relating to stock
      appreciation rights (note 10)                                        9,503               --         40,366
   Adjustment to compensation relating to stock
      appreciation rights (note 10)                                           --           (8,574)            --
   Restructuring charges                                                  16,846               --             --
   Depreciation                                                           24,769           22,574         19,384
   Amortization                                                           73,242           26,762         20,808
                                                                     -----------      -----------    -----------
                                                                       1,650,781        1,451,474      1,210,898
                                                                     -----------      -----------    -----------

         Operating income (loss)                                        (111,106)          31,474         (3,998)

Other income (expense):
   Interest expense                                                      (17,395)         (10,333)       (10,202)
   Interest expense to TCI (note 10)                                      (1,920)          (2,348)        (1,703)
   Dividend and interest income,
      primarily from affiliates                                           11,552           20,249         23,145
   Share of earnings (losses) of affiliates, net (note 4)                (15,092)          30,833         26,631
   Minority interests in losses (earnings) of
      consolidated subsidiaries                                           34,518          (10,083)            32
   Litigation settlements                                                 (9,003)              --         (7,475)
   Gain (loss) on disposition of assets (note 4)                          (2,195)         181,088         31,972
   Loss on early extinguishment of debt                                       --           (1,491)        (3,554)
   Other, net                                                                 17             (884)        (1,586)
                                                                     -----------      -----------    -----------
                                                                             482          207,031         57,260
                                                                     -----------      -----------    -----------
         Earnings (loss) before income taxes                            (110,624)         238,505         53,262

Income tax benefit (expense) (note 9)                                     54,292         (103,941)       (23,407)
                                                                     -----------      -----------    -----------
         Net earnings (loss)                                         $   (56,332)         134,564         29,855
                                                                     ===========      ===========    ===========
Loss per common share (note 2)                                       $      (.16)
                                                                     ===========

* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                         Combined Statements of Equity

                  Years ended December 31, 1995, 1994 and 1993

                                                                                      Unrealized
                                                                                    holding gains            Total
                                                   Combined          Due to       on available-for-         combined
                                                   equity    *        TCI         sale securities *         equity  *
                                                --------------     ----------     -----------------       -----------
                                                                         amounts in thousands
Balance at January 1, 1993*                      $  893,816             --                   --             893,816
   Net earnings                                      29,855             --                   --              29,855
   Sale of programming to TCI                       (47,448)            --                   --             (47,448)
   Cost allocations from TCI                          5,655             --                   --               5,655
   Allocation of compensation relating
      to stock appreciation rights                   40,366                                                  40,366
   Payments of compensation
      relating to stock appreciation rights         (21,541)            --                   --             (21,541)
   Interest expense allocation from TCI               1,703             --                   --               1,703
   Intergroup tax allocation                         25,404             --                   --              25,404
   Acquisition of Home Shopping
      Network, Inc. ("HSN")                         123,000             --                   --             123,000
   Net cash transfers from TCI                      134,571          2,738                   --             137,309
                                                 ----------     ----------           ----------          ----------

Balance at December 31, 1993                      1,185,381          2,738                   --           1,188,119
   Unrealized holding gains for
      available-for-sale securities as of
      January 1, 1994                                    --             --              292,918             292,918
   Net earnings                                     134,564             --                   --             134,564
   Sale of programming to TCI                       (59,897)            --                   --             (59,897)
   Cost allocations from TCI                         14,180             --                   --              14,180
   Accrued cable distribution fees
      to TCI from HSN                                    --         28,170                   --              28,170
   Allocation of compensation relating
      to stock appreciation rights                   (8,574)                                                 (8,574)
   Interest expense allocation from TCI               2,348             --                   --               2,348
   Intergroup tax allocation                         78,238             --                   --              78,238
   Acquisition of Prime Sports-West
      (note 7)                                      210,796             --                   --             210,796
   Net cash transfers to TCI                       (165,596)        (2,184)                  --            (167,780)
   Change in unrealized holding gains
      for available-for-sale securities                  --            --              (194,729)           (194,729)
                                                 ----------     ----------            ----------         ----------

Balance at December 31, 1994                      1,391,440         28,724               98,189           1,518,353
   Net loss                                         (56,332)            --                   --             (56,332)
   Sale of programming to TCI                       (40,358)       (32,528)                  --             (72,886)
   Cost allocations from TCI                         14,480          9,419                   --              23,899
   Cable distribution fees paid to TCI
      from HSN                                           --        (26,540)                  --             (26,540)
   Allocation of compensation relating
      to stock appreciation rights                    6,765          2,738                   --               9,503
   Interest expense allocation from TCI               1,786            134                   --               1,920
   Intergroup tax allocation                            435           (407)                  --                  28
   Deferred tax assets transferred to TCI           (13,717)            --                   --             (13,717)
   Deferred tax assets transferred to TCI
      upon implementation of tax sharing
      agreement (note 9)                             (2,410)            --                   --              (2,410)
   Net cash transferred from TCI                     14,916         25,956                   --              40,872
   Contribution to combined equity for
      acquisitions                                   19,120             --                   --              19,120
   Change in unrealized holding gains for
      available-for-sale securities                      --             --              171,619             171,619
                                                 ----------     ----------           ----------          ----------

Balance at December 31, 1995                     $1,336,125          7,496              269,808           1,613,429
                                                 ==========     ==========           ==========          ==========

* Restated - see note 4.

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                                   1995             1994 *          1993 *
                                                                                 ---------        ---------       ---------
                                                                                            amounts in thousands
                                                                                                (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                        $   (56,332)         134,564           29,855
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                             98,011           49,336           40,192
         Compensation relating to stock appreciation rights                         9,503               --           40,366
         Adjustment to compensation relating to stock
            appreciation rights                                                        --           (8,574)              --
         Payment of compensation relating to stock appreciation
            rights                                                                     --               --          (21,541)
         Share of losses (earnings) of affiliates, net                             15,092          (30,833)         (26,631)
         Deferred income tax (benefit) expense                                    (53,900)          25,703           (1,997)
         Intergroup tax allocation                                                     28               --               --
         Noncash interest                                                           1,920               --               --
         Minority interests in earnings (losses)                                  (34,518)          10,083              (32)
         Litigation settlements                                                     9,003               --            7,475
         Payments of litigation settlements                                       (30,313)              --               --
         Loss (gain) on disposition of assets                                       2,195         (181,088)         (31,972)
         Loss on early extinguishment of debt                                          --            1,491            3,554
         Other noncash charges                                                      6,014               --               --
         Changes in operating assets and liabilities, net of the effect of acquisitions:
               Change in receivables                                              (11,851)         (13,437)         (34,532)
               Change in inventories                                                7,895          (18,455)          (8,672)
               Change in prepaid expenses                                         (16,658)         (10,418)         (10,678)
               Change in payables, accruals and
                   deferred revenue                                                55,607           48,810           55,305
                                                                              -----------       ----------       ----------

                     Net cash provided by operating activities                      1,696            7,182           40,692
                                                                              -----------       ----------       ----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                     (36,596)              --         (160,440)
   Capital expended for property and equipment                                    (48,700)         (32,455)         (18,627)
   Additional investments in and loans to affiliates and others                   (69,479)         (23,856)         (48,457)
   Return of capital from affiliates                                               20,009            9,880            4,750
   Collections on loans to affiliates and others                                    2,501          149,162           20,136
   Cash paid for cable distribution fees                                          (43,875)         (71,871)              --
   Proceeds from disposition of assets                                                373          180,429           44,061
   Other investing activities                                                      14,168           (2,245)          (3,569)
                                                                              -----------       ----------       ----------
                     Net cash provided (used) by investing activities            (161,599)         209,044         (162,146)
                                                                              -----------       ----------       ----------

Cash flows from financing activities:
   Borrowings of debt                                                             222,549           46,859          150,400
   Repayments of debt                                                             (50,284)        (139,096)        (212,181)
   Change in cash transfers from TCI                                              (34,655)        (149,442)         122,254
   Contributions by minority shareholders of subsidiaries                           2,084            6,272           48,932
   Distributions to minority shareholders of subsidiaries                          (1,529)            (400)              --
                                                                              -----------       ----------       ----------

                     Net cash provided (used) by financing activities             138,165         (235,807)         109,405
                                                                              -----------       ----------       ----------

                        Net decrease in cash                                      (21,738)         (19,581)         (12,049)

                        Cash at beginning of year                                  62,963           82,544           94,593
                                                                              -----------       ----------       ----------
                        Cash at end of year                                   $    41,225           62,963           82,544
                                                                              ===========       ==========       ==========
* Restated - see note 4.


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                        December 31, 1995,1994 and 1993


(1)      Basis of Presentation

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). However, Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

         As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "TCIC") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994. Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the consummation of the TCI/Liberty Combination. Accordingly, TCIC had recognized 100% of Liberty's earnings or losses before deducting preferred stock dividends. The TCI/Liberty Combination was accounted for using predecessor cost due to related party considerations. Accordingly, the accompanying combined financial statements of Liberty Media Group reflect the combination of the historical financial information of the assets of TCI and Liberty which produce and distribute cable television programming attributed to Liberty Media Group.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                 Investments

                     BET Holdings, Inc. ("BET")
                     Video Jukebox Network, Inc.
                     Courtroom Television Network ("Court")
                     Discovery Communications, Inc. ("Discovery") (owned by TCIC prior to the TCI/Liberty Combination)
                     DMX, Inc. (owned by TCIC prior to the TCI/Liberty
                         Combination)
                     E! Entertainment Television, Inc. (owned by TCIC prior to
                         the TCI/Liberty Combination)
                     International Family Entertainment, Inc.
                     Ingenius (formed in 1994)
                     International Cable Channels Partnership, Ltd. ("ICCP")
                         (acquired in 1994)
                     QE+ Ltd. ("QE+") (formed in 1994) (owned by TCIC prior to
                         the TCI/Liberty Combination)
                     QVC, Inc. ("QVC")
                     Reiss Media Enterprises, Inc. (owned by TCIC prior to the
                         TCI/Liberty Combination)
                     TBS (owned by TCIC prior to the TCI/Liberty Combination) Prime SportsChannel Networks Associates
                     Home Team Sports Limited Partnership ("HTS")
                     SportsChannel Chicago Associates ("Chicago")
                     SportsChannel Pacific Associates
                     SportsChannel Prism Associates
                     Prime Sports Network - Upper Midwest
                     SportSouth Network, L.P. ("SportSouth")
                     Sunshine Network ("Sunshine")
                     American Movie Classics Company ("AMC")
                     Republic Pictures Television (owned by TCIC prior to the
                          TCI/Liberty Combination)
                     Sillerman Communications Management Corporation (owned by
                          TCIC prior to the TCI/Liberty Combination)
                     Technology Programming Ventures (formed in 1994)
                     Premier Sports ("Australia") (launched in 1995)
                     Silver King Communications, Inc. ("Silver King")
                     Asian Television and Communications LLC
                     Mountain Mobile Television LLC
                     Cutthroat Productions, LP (formed in 1994)
                     The National Registry
                     PPVN Holding Company (acquired in 1995)

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit.
         Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI and, prior to the Distribution, are included in combined equity in the accompanying combined financial statements. See note 10.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of Liberty Media Group and the market price of shares of Liberty Group Stock. In addition, net losses of any portion of TCI, dividends and distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, Liberty Media Group financial information should be read in conjunction with the TCI consolidated financial information.

         Dividends on Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of all assets of TCI legally available for dividends and the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock will be based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of such convertible securities will not result in any transfer of funds or other assets from TCI to Liberty Media Group in consideration of such issuance. In the case of the exercise of such options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group.

 (2)     Summary of Significant Accounting Policies


         Trade and Other Receivables, Net

         A home shopping sales program with a deferred payment arrangement ("flex-pay") allows customers to charge their purchases to third party credit cards in installments, generally over three consecutive months. Flex-pay receivables totaled $13,015,000 and $23,621,000 at December 31, 1995 and 1994, respectively. An allowance for doubtful accounts is provided based on Liberty Media Group's past experience.

         Inventories, Net

         Merchandise inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight, certain warehousing costs and other allocable overhead. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Inventories are presented net of an inventory carrying adjustment of $33,259,000 and $18,791,000 at December 31, 1995 and 1994, respectively.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis (or event-by-event basis for sports events) over the specific number of exhibitions. Committed film inventory and program rights payable are recorded at the estimated costs of the programs when the film is available for airing. These amounts are amortized on a film- by-film basis over the specific number of exhibitions.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Investments

         All marketable equity securities held by Liberty Media Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined equity.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which Liberty Media Group's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize Liberty Media Group's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of Liberty Media Group's investment in, advances to and commitments for the investee. Liberty Media Group's share of net earnings or losses of affiliates includes the amortization of the difference between Liberty Media Group's investment and its share of the net assets of the investee. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to Liberty Media Group's ownership interest in such affiliates.

         Changes in Liberty Media Group's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in Liberty Media Group's combined statements of operations.

         Long-Lived Assets

         (a)     Property and Equipment

                 Property and equipment, including significant improvements, is stated at cost which includes acquisition costs allocated to tangible assets acquired. Construction cost, including interest during construction and applicable overhead, are capitalized. Interest capitalized during the periods presented was not material.

                 Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 40 years for support equipment and buildings (furniture and other equipment are depreciated from 3 to 8 years and buildings and improvements are depreciated from 20 to 40 years) and 3 to 10 years for computer and broadcast equipment.

                 Repairs and maintenance and any gains or losses on disposition of assets in their entirety are included in operations.

         (b)     Excess Cost Over Acquired Net Assets

                 Excess cost over acquired net assets consists of the difference between the cost of acquiring programming entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over 30 years.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c)     Other Intangibles

                 Other intangible assets include amounts assigned to covenants not to compete and amounts in excess of tangible assets assigned to sports program rights agreements, affiliate agreements and distribution agreements. The amounts assigned to these agreements are amortized over the respective lives of the agreements ranging from 1 to 10 years.

         (d)     Cable Distribution Fees

                 Liberty Media Group pays up front fees for long-term cable contracts for carriage of Liberty Media Group's home shopping programming. Such cable distribution fees are amortized to expense on a straight-line basis, over the terms of the respective contracts, which range from 5 to 15 years.

                 Liberty Media Group periodically analyzes the value of its cable distribution fees to determine if an impairment has occurred. Liberty Media Group measures the potential impairment of recorded cable distribution fees by the undiscounted amount of expected future operating cash flows in relation to the net capital investment. Based on its analysis, Liberty Media Group does not believe that an impairment of its cable distribution fees has occurred.

         In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

         Minority Interests

         Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of consolidated subsidiaries have the right to cause Liberty Media Group to repurchase such holders' common equity.

         Deferred Revenue

         Deferred revenue represents advance billings primarily to home satellite dish owners. Such revenue is recognized in the month service is provided.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Net Sales From Electronic Retailing Services

         Revenue includes merchandise sales and shipping and handling revenue, and is reduced by incentive discounts and sales returns to arrive at net sales from home shopping services. Revenue is recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Liberty Media Group's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days. An allowance for returned merchandise is provided based upon past experience.


         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Liberty Media Group will include the disclosures required by Statement No. 123 in the notes to future financial statements.

         Loss Per Common Share

         The loss per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (164.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. Earnings per common share are omitted from the statements of operations for the periods from January 1, 1995 through the Distribution and for the years ended December 31, 1994 and 1993 as Liberty Group Stock was not part of the capital structure of TCI until August 10, 1995, the date of the Distribution.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain amounts have been reclassified for comparability with the 1995 presentation.

 (3)     Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $14,968,000, $8,853,000 and $14,018,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for income taxes during the years ended December 31, 1995, 1994 and 1993 was $1,707,000, $83,267,000 and $8,642,000, respectively. In addition, Liberty Media Group received an income tax refund amounting to $11,258,000 during the year ended December 31, 1995.

         Significant noncash investing and financing activities are as follows:

                                                                           Years  ended
                                                                           December 31,
                                                              --------------------------------------
                                                                1995           1994            1993
                                                              --------       --------        --------
                                                                       amounts in thousands
Cash paid for acquisitions:
   Fair value of assets acquired                              $35,329        302,043          540,254
   Net liabilities assumed                                       (934)       (21,350)        (195,648)
   Contribution to combined equity from
      TCI for acquisition                                     (19,120)      (210,796)        (123,000)
   Deferred tax asset (liability) recorded
      in acquisition                                            1,084        (69,897)           1,115
   Minority interests in equity of
      acquired entities                                        20,237             --          (62,281)
                                                           ----------     ----------       ----------
         Cash paid for acquisitions                           $36,596             --          160,440
                                                           ==========     ==========       ==========
Conversion of debt into additional minority
   interest in consolidated subsidiary                        $14,215             --               --
                                                           ==========     ==========       ==========

Assets contributed for interest in
   limited liability company                                 $  2,633             --               --
                                                           ==========     ==========       ==========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                            December 31,
                                                                    -----------------------------
                                                                    1995                   1994
                                                                   -------                -------
                                                                         amounts in thousands
Combined Financial Position
---------------------------

   Property and equipment, net                                  $   310,858               242,742
   Program rights                                                   181,844               152,933
   Cable distribution rights                                        184,160               105,705
   Due from Liberty Media Group                                      11,313                11,253
   Other intangibles                                              1,118,050               351,971
   Other assets                                                   1,004,800               873,176
                                                                -----------           -----------
           Total assets                                          $2,811,025             1,737,780
                                                                ===========           ===========

   Debt                                                          $1,251,035               303,453
   Due to Liberty Media Group                                           682                 4,264
   Program rights payable                                            37,782                51,310
   Other liabilities                                                949,003               555,107
   Owners' equity                                                   572,523               823,646
                                                                -----------           -----------
           Total liabilities and equity                          $2,811,025             1,737,780
                                                                ===========           ===========

                                                                       Years ended
                                                                        December 31,
                                                     -----------------------------------------------
                                                       1995              1994               1993
                                                      -------           -------            -------
                                                                   amounts in thousands
Combined Operations
-------------------

   Revenue                                           $2,577,752        2,104,423          1,781,359
   Operating expenses                                (2,285,307)      (1,855,746)        (1,522,382)
   Depreciation and amortization                       (122,289)         (76,106)           (58,197)
                                                   ------------     ------------       ------------

      Operating income                                  170,156          172,571            200,780

   Interest expense                                     (96,609)         (20,937)           (12,069)
   Other, net                                          (114,556)        (119,856)          (115,634)
                                                   ------------     ------------       ------------

      Net earnings (loss)                          $    (41,009)          31,778             73,077
                                                   ============     ============       ============



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                                     December 31,
                                                                           --------------------------------
                                                                              1995                 1994
                                                                          ------------         ------------
                                                                                 amounts in thousands
                  Discovery                                                  $117,373             113,182
                  QVC                                                          81,160              72,100
                  Sunshine                                                      8,221               7,174
                  Chicago                                                      29,722              30,163
                  HTS                                                           3,514               4,292
                  ICCP                                                         11,563              13,686
                  Australia                                                     4,212                  --
                  BET                                                          15,353              11,195
                  Court                                                         7,711                  --
                  Other                                                        20,502              27,695
                                                                           ----------           ---------
                                                                             $299,331             279,487
                                                                           ==========           =========


         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                   Years ended
                                                   December 31,
                                   -------------------------------------------
                                     1995            1994             1993
                                    -------         -------          -------
                                              amounts in thousands
            Discovery             $   4,191           7,093           5,454
            QVC                       2,261          10,830          14,078
            Sunshine                  2,524           1,376            (957)
            Chicago                   6,560           6,465           5,859
            HTS                         744             531          (7,076)
            ICCP                     (1,973)         (1,469)             --
            AMC                          --           8,805          11,313
            Australia                (8,478)             --              --
            BET                       4,158           3,071           2,586
            Court                   (21,064)             --              --
            Other                    (4,015)         (5,869)         (4,626)
                                 ----------     -----------     -----------
                                   $(15,092)         30,833          26,631
                                 ==========     ===========     ===========

         In August 1995, Liberty Media Group made an additional $28,775,000 investment in Court which represented Liberty Media Group's pro rata share of capital calls made in prior years by the other partners of Court that Liberty Media Group had no obligation to fund. Due to the additional investment in Court, which restored its 33% ownership interest, Liberty Media Group's share of losses of Court for the year ended December 31, 1995 includes $17,664,000 of previously unrecognized losses of Court. These losses were not recognized in prior periods due to the fact that Liberty Media Group's investment in Court had been reduced to zero.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         During 1995, BET repurchased a portion of its common stock. As a result of the repurchases, Liberty Media Group's ownership of BET was increased from 19% to 22%. Therefore, Liberty Media Group is deemed to exercise significant influence over BET and, accordingly, has adopted the equity method of accounting for its investment in BET. As a result, Liberty Media Group restated its financial statements, which resulted in a decrease to its investment in BET, its unrealized holding gains on available-for-sale securities, its deferred taxes and accumulated deficit of $44,211,000, $32,263,000, $18,126,000 and
         $6,178,000, respectively, at December 31, 1994. Upon restatement of Liberty Media Group's share of earnings of BET, Liberty Media Group's net earnings was increased by approximately $1,812,000 and $1,526,000 for the years ended December 31, 1994 and 1993, respectively.

         Liberty Media Group has a 49.9% partnership interest in QE+, a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $86 million of which was paid in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 aggregated $31 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

         In connection with the launch of the STARZ! service, TCI Group became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to certain film output, distribution, and license agreements. As of December 31, 1995, the minimum amount of such obligations or guarantees was approximately $251 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors, principally the number of films released by the motion picture companies with which the agreements have been made and the performance of the theatrical distribution of the films.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Liberty Media Group also has the right to acquire an additional 10.1% general partnership interest in QE+ based on a formula designed to approximate the fair value of such interest. Such right is exercisable for a period of ten years beginning January 1, 1999 after QE+ has had positive cash flow for two consecutive calendar quarters. The right is exercisable only after all special capital contributions from TCI Group have been repaid, including any preferred return as discussed above.

         Encore (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $972,000 for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.


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

         Effective February 9, 1995 and pursuant to an Agreement and Plan of Merger, QVC Programming Holdings, Inc. (the "Purchaser"), a corporation which is jointly owned by Comcast and Liberty Media Group, merged (the "QVC Merger") with and into QVC with QVC continuing as the surviving corporation. Liberty Media Group owns an approximate 43% interest in the post-merger QVC.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Upon consummation of the QVC Merger, Liberty Media Group was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting for its investment in QVC. As a result, Liberty Media Group restated its financial statements, which resulted in a decrease to its investment in QVC, its unrealized gain on available-for-sale securities, its deferred tax liability and accumulated deficit of $207,837,000, $127,219,000, $85,213,000 and
         $4,595,000, respectively, at December 31, 1994. The restatement resulted in an increase in Liberty Media Group's net earnings of $4,595,000 for the year ended December 31, 1994. The restatement did not affect Liberty Media Group's results of operations for the year ended December 31, 1993 as QVC was accounted for under the equity method during that period.

         A credit facility entered into by QVC is secured by the common stock of certain subsidiaries of QVC and by certain of QVC's carriage and distribution agreements. In addition, Comcast and Liberty Media Group have pledged their shares of QVC pursuant to such credit facility.

         On July 11, 1994, Rainbow Program Enterprise purchased 49.9% of Liberty Media Group's 50% general partnership interest in AMC. Liberty Media Group recognized a gain of $183,321,000 on the sale of its interest in AMC.

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

(5)      Investment in Turner Broadcasting System, Inc.

         Liberty Media Group owns shares of a class of preferred stock of TBS which have voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and Liberty Media Group appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. Liberty Media Group's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class.

         At December 31, 1995 and 1994, Liberty Media Group's investment in TBS common stock had an aggregate market value of $767 million and $481 million, respectively (including unrealized holding gains of $447 million and $167 million, respectively).

         At December 31, 1995 and 1994, Liberty Media Group's investment in TBS preferred stock, carried at cost, had an aggregate market value of $927 million and $579 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $749 million and $406 million, respectively, for such periods.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TBS common stock (with a quoted market value of approximately $760 million at December 31,
         1995).  See note 8.

         On September 22, 1995, the boards of directors of Time Warner, Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by Liberty Media Group will be exchanged immediately for a series of voting common stock ("Time Warner Series Common Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, a regional sports cable network, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue shares of Time Warner Series Common Stock economically equivalent to 5 million shares of Time Warner common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern.
         Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to Liberty Media Group having a market value of $160 million in the event Time Warner exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine, a Florida based sports cable network, for $14 million.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(6)      Other Investments

         Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                                                     December 31,
                                                                           --------------------------------
                                                                              1995                 1994
                                                                          ------------         ------------
                                                                                 amounts in thousands
          Marketable equity securities                                      $  16,681              31,870

          Convertible debt, accrued interest
             and preferred stock investments                                   23,000              46,109

          Other investments and related receivables                            71,110              25,461
                                                                           ----------          ----------
                                                                             $110,791             103,440
                                                                           ==========          ==========

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $192 million and $155 million at December 31, 1995 and December 31, 1994, respectively. No independent external appraisals were conducted for those assets.

(7)      Acquisitions

         On August 8, 1994, Liberty Media Group acquired all the partnership interests of Prime Sports-West from an independent third party and Forum Partners ("Forum") for aggregate consideration of $220 million. On the closing date, TCI paid $33 million in cash to Forum in consideration of the purchase of the 16.667% partnership interest held by Forum and the payment of partnership indebtedness owed to Forum. Also on the closing date, a subsidiary of Liberty Media Group was merged with and into CVN, Inc. ("CVN"), and all outstanding stock of CVN, which was held by the independent third party, was converted into 70,575 shares of TCI Convertible Preferred Stock, Series C. CVN owns the remaining 83.333% general partnership interest in Prime Sports-West. The consideration paid by TCI on behalf of Liberty Media Group has been reflected in combined equity of Liberty Media Group.

         Upon receipt of the final appraisal, the purchase price allocation for the Prime Sports-West acquisition was completed and amounts were reclassified from excess cost to other intangibles. Additional amortization expense was recognized in the period that the purchase price allocation was completed due to the difference in remaining estimated useful lives of the amounts reflected in other intangibles in comparison to excess costs. See note 12.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         On February 11, 1993, Liberty Media Group acquired 20,000,000 shares of the Class B stock of HSN from RMS Limited Partnership ("RMS") for aggregate consideration of $181,000,000. Subsequent to such acquisition, Liberty Media Group's ownership represents 23.5% of the common equity and 65.6% of the controlling voting interests in HSN as of the date of acquisition. As a result of the acquisition of the controlling voting interest, HSN became a consolidated subsidiary of Liberty Media Group for financial reporting purposes.

         On June 1, 1993, Liberty Media Group completed the purchase of approximately 16 million additional shares of HSN common stock at a price of $7 per share. The shares had been tendered pursuant to a tender offer initiated by Liberty Media Group in April 1993.

 (8)     Debt

         Debt is summarized as follows:

                                                           Weighted average
                                                          interest rate at
                                                          December 31, 1995           1995            1994
                                                          -----------------         --------        --------
                                                                                      amounts in thousands
          Notes payable to bank (a)                                8.5%             $135,000          25,000
          Note payable to bank (b)                                 6.5%               20,000          18,000
          Note payable to bank (c)                                 7.17%              51,600          16,400
          Note payable to partnership (d)                         10.0%                5,654          11,253
          Bank credit facility (e)                                 6.5%               30,000              --
          Convertible notes payable (f)                             --                    --          14,141
          Other debt, with varying rates
             and maturities                                                            8,736           8,150
                                                                                  ----------      ----------

                                                                                    $250,990          92,944
                                                                                  ==========      ==========



         (a)     Payable by HSN

                 This revolving credit facility, as amended, (the "Credit Facility") provides for borrowings up to $150 million, expires on April 1, 1997 and is secured by the capital stock of Home Shopping Club, Inc. and HSN Realty, Inc., wholly-owned subsidiaries of HSN. Borrowings under the Credit Facility may be used for general corporate purposes. The interest rate on borrowings under the Credit Facility is tied to the London Interbank Offered Rate ("LIBOR"), Federal Funds Rate, or Prime Rate, at HSN's option, plus an applicable margin. HSN must pay an annual facility fee of .375% of the total commitment plus $60,000.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                 On February 13, 1996, HSN amended the Credit Facility to give consent to the anticipated change in control of HSN (see note
                 11), and to allow for additional subordinated financing and to reduce the maximum borrowings under the Credit Facility to $120 million. On March 1, 1996, HSN completed a private placement of $100 million of convertible subordinated debentures due March 1, 2006. The net proceeds were used to repay borrowings under the Credit Facility leaving a balance of $30 million with $90 million available for borrowings.

                 Restrictions contained in the Credit Facility include, but are not limited to limitations on the encumbrance and disposition of HSN's assets, certain restrictions on repurchases of HSN's common stock and the maintenance of various financial covenants and ratios.


         (b)     Payable by ARC Holding, Ltd.

                 ARC Holding, Ltd., a wholly-owned subsidiary of ARC, is a party to a credit agreement, as amended, that provides for up to $40,500,000 of borrowings at December 31, 1995. Borrowings bear interest at the agent bank's base rate, LIBOR, a certificate of deposit rate or a combination thereof, as selected by ARC Holding, Ltd., plus a margin depending on ARC Holding, Ltd.'s ratio of total debt to cash flow (as defined). The commitment amount is reduced in equal quarterly amounts to achieve annual reductions in the credit facility ranging from a 11% reduction in 1996 to the final 17% in 2000.
                 Liberty Media Group must pay an annual commitment fee of .375% of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of ARC Holding, Ltd., including joint venture interests, and the stock and assets of its existing and future subsidiaries.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (c)     Payable by Prime Sports-West

                 The Prime Sports-West credit agreement, as amended (the "Agreement"), provides for borrowings in the form of revolving term loans aggregating up to $65 million. Prime Sports-West may specify the interest rate on the loans under various prime and Eurodollar rate options plus an applicable margin, as defined. Prime Sports-West must pay an annual commitment fee of .375% of the unfunded portion of the commitment.
                 Borrowings under the Agreement are secured by the assets of Prime Sports-West.

                 The Agreement contains, among other things, requirements as to indebtedness obligations, restrictions on distributions and capital expenditures, as well as maintenance of certain specified financial ratios.

                 The Agreement was amended in March 1996 to provide for borrowings in the form of revolving term loans aggregating up to $80 million.

         (d)     Payable by Encore ICCP, Inc.

                 Encore ICCP, Inc. acquired a 50% general partnership interest in ICCP in exchange for a note payable to the partnership with an initial principal amount of $15 million. The note payable is guaranteed by Encore.

         (e)     Payable by Communications Capital Corp ("CCC").

                 This revolving credit agreement, as amended, provides for borrowings up to $325 million through August of 1997. Borrowings under such agreement bear interest at optional measures which approximate the prime rate. As security for this indebtedness, Liberty Media Group has pledged substantially all of its TBS Class B common stock. CCC must pay an annual commitment fee of .3125% of the unfunded portion of the commitment.

         (f)     Payable by ARC

                 In January 1995, these notes were converted into partnership units held by minority holders.


         Certain of Liberty Media Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds of such subsidiaries to the parent company in the form of loans, advances or cash dividends.

         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at December 31, 1995.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


          As of December 31, 1995, annual maturities of debt for each of the next five years were as follows (amounts in thousands):

         1996                          $    9,198
         1997                             168,729
         1998                              15,135
         1999                              20,273
         2000                              17,655


(9)      Income Taxes

         TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis. Prior to the TCI/Liberty Combination, Liberty filed a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which Liberty owned less than 80% each filed a separate income tax return. Liberty and such subsidiaries calculated their respective tax liabilities on a separate return basis. Prior to the TCI/Liberty Combination, income tax expense for Liberty Media Group was based upon those items in the consolidated tax calculation of TCI and Liberty which are applicable to Liberty Media Group. Subsequent to the TCI/Liberty Combination, income tax expense for Liberty Media Group is based upon those items in the consolidated tax calculations of TCI applicable to Liberty Media Group. Intergroup tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) and alternative minimum taxes to Liberty Media Group in relation to its amount of taxable earnings or losses. Prior to the Distribution, the payable or receivable arising from the intergroup tax allocation has been reflected as an increase or decrease in combined equity. Subsequent to the Distribution, such amounts are reflected as borrowings from or loans to TCI.

         A tax sharing agreement (the "Tax Sharing Agreement") among entities attributed to Liberty Media Group, TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, Liberty Media Group will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to Liberty Media Group to the extent that Liberty Media Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by Liberty Media Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising Liberty Media Group. In connection with the implementation of the Tax Sharing Agreement, Liberty Media Group recorded a decrease to its deferred income tax liability and an increase to its combined equity of $2,410,000.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Income tax benefit (expense) consists of:

                                                                        Current        Deferred        Total
                                                                        -------        --------        -----
                                                                                amounts in thousands
         Year ended December 31, 1995:
            State and local intergroup tax benefit
               (expense) allocation                                   $  (2,192)        8,920           6,728
            Federal intergroup tax benefit allocation                     2,584        44,980          47,564
                                                                     ----------    -----------    -----------
                                                                     $      392        53,900          54,292
                                                                     ==========    ===========    ===========
         Year  ended December 31, 1994:
            State and local intergroup tax expense
                allocation                                             $(16,699)       (4,742)       (21,441)
            Federal intergroup tax expense
               allocation                                               (61,539)      (20,961)       (82,500)
                                                                     ----------    ----------     ----------
                                                                       $(78,238)      (25,703)      (103,941)
                                                                     ==========    ==========     ==========
         Year  ended December 31, 1993:
            State and local intergroup tax expense
                allocation                                            $  (3,275)        (1,296)        (4,571)
            Federal intergroup tax benefit (expense)
               allocation                                               (21,575)         2,739        (18,836)
            Intergroup alternative minimum tax
                allocation                                                 (554)           554             --
                                                                     ----------    -----------    -----------
                                                                       $(25,404)         1,997        (23,407)
                                                                     ==========    ===========    ===========




         Income tax benefit (expense) differs from the amounts computed by the Federal tax rate of 35% in 1995, 1994 and 1993 as a result of the following:

                                                                                Year ended December 31,
                                                                                -----------------------
                                                                           1995          1994           1993
                                                                         --------      --------       --------
                                                                                 amounts in thousands
         Computed expected tax benefit (expense)                         $38,726         (83,477)     (18,642)
         Dividends excluded for income tax purposes                        1,116           1,134        1,104
         Minority interest of consolidated subsidiaries                   13,333          (3,548)        (398)
         Amortization not deductible for income
            tax purposes                                                  (5,723)         (4,774)      (2,886)
         Excess executive compensation                                       688              --         (688)
         State and local income taxes, net of
            Federal income tax benefit                                     2,043         (13,937)      (2,971)
         Change in allocated state tax rate                                2,353              --           --
         Sale of wholly-owned subsidiary                                      --             920           --
         Other, net                                                        1,756            (259)       1,074
                                                                      ----------      ----------    ---------
                                                                         $54,292        (103,941)     (23,407)
                                                                      ==========      ==========    =========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                          December 31,
                                                                                          ------------
                                                                                      1995             1994
                                                                                    --------         --------
                                                                                      amounts in thousands
         Deferred tax assets:
            Net operating and capital loss carryforwards                           $  36,254          11,629
            Charitable contribution carryforward                                         733             666
            Allocated alternative minimum tax paid credit
               carryforward                                                               --           2,444
            Inventory costs                                                           10,339           5,918
            Provision for returns and allowance                                        9,460           8,729
            Future deductible amount attributable to accrued
               stock appreciation rights and deferred

               compensation                                                            3,094          12,951
            Future deductible amount related to accrued

               litigation settlements                                                     --           3,065
            Other future deductible amounts primarily due
               to non-deductible accruals                                                996           1,056
                                                                                  ----------     -----------

                 Deferred tax assets                                                  60,876          46,458
                                                                                  ----------     -----------

         Deferred tax liabilities:
            Property and equipment, principally due to
               differences in depreciation                                            12,162          11,916
            Intangible assets, primarily due to differences in

               amortization                                                            3,392           4,172
            Investments in affiliates, due principally to
               undistributed earnings of affiliates                                  247,231         162,845
                                                                                  ----------     -----------

                 Deferred tax liabilities                                            262,785         178,933
                                                                                  ----------     -----------
                 Net deferred tax liabilities                                       $201,909         132,475
                                                                                  ==========     ===========


         There was no valuation allowance for deferred tax assets as of December 31, 1995 and 1994.

         At December 31, 1995, Liberty Media Group had net operating and capital loss carryforwards for income tax purposes aggregating approximately $97,375,000 which, if not utilized to reduce taxable income in future periods, expire as follows: $2,352,000 in 2003, $478,000 in 2004, $11,345,000 in 2005, $9,249,000 in 2006, and
         $73,951,000 in 2010.

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. Liberty Media Group has reflected the tax rate changes in its combined statements of operations. Such tax rate changes resulted in a net increase of $314,000 in income tax expense in 1993. Liberty Media Group will carryback $8,900,000 of net operating losses to prior taxable years to obtain an income tax refund.



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(10)     Combined Equity

         Stock Options and Stock Appreciation Rights

         Liberty had granted certain stock options and/or stock appreciation rights prior to the TCI/Liberty Combination. All such options and/or stock appreciation rights were assumed by TCI in conjunction with the TCI/Liberty Combination. Additionally, subsequent to the TCI/Liberty Combination, certain key employees of Liberty were granted additional options with tandem stock appreciation rights. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group common stock and the Series A Liberty Media Group common stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. Prior to the Distribution, the payable or receivable arising from the compensation related to the options and/or stock appreciation rights has been reflected as an increase or decrease in combined equity. Subsequent to the Distribution, such amounts are reflected as borrowings from or loans to TCI.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations through the date of the TCI/Liberty Combination do not reflect the allocation of corporate general and administrative costs in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty through such dates. During the year ended December 31, 1995, Liberty Media Group was allocated $3,066,000 in corporate general and administrative costs by TCI.

         Prior to the determination by the Board to seek approval of stockholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for the years ended December 31, 1995, 1994 and 1993 aggregated $14,709,000, $7,542,000 and $4,455,000, respectively.

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

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges were $6,124,000, $6,638,000 and $1,200,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Subsequent to the TCI/Liberty Combination, TCI manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI and certain cash disbursements of Liberty Media Group are funded by TCI on a daily basis. Prior to the Distribution, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in combined equity. Prior to the TCI/Liberty Combination, Liberty separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI or, if determined by the Board, as an equity contribution to Liberty Media Group.

         The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI. After the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions of Liberty Group stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI will be attributed entirely to TCI.

         Subsequent to the Distribution, borrowings from or loans to TCI will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(11)     Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through February 28, 2009 (the "Film Licensing Obligations"). As of December 31, 1995, the aggregate minimum liability under certain of the license agreements is approximately $163 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty Media Group has long-term sports program rights contracts which require payments for each of the next five years as follows (amounts in thousands):

         1996                             $  84,063
         1997                                72,884
         1998                                62,236
         1999                                54,685
         2000                                45,736

         Liberty Media Group leases business offices, has entered into transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $47,569,000, $34,274,000 and $29,250,000 for the years ended December
         31, 1995, 1994 and 1993, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):

         1996                             $  58,214
         1997                                57,580
         1998                                50,908
         1999                                49,983
         2000                                42,369

         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1996.

         On October 31, 1995, Liberty Media Group announced that it had entered into a binding agreement in principle with The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA"). In the United States, Liberty Media Group and News Corp. agreed to form a partnership (the "Fox-Liberty Venture") into which Liberty Media Group will contribute interests in its national and regional sports networks and into which News Corp. will contribute its fx cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Internationally, News Corp., and a 50/50 partnership forms by Liberty Sports, a wholly-owned subsidiary of Liberty Media Group, and TINTA (the "Liberty-TINTA Partnership") have agreed to form a venture to operate currently existing sports services in Asia, Latin American and Australia and a variety of new sports services throughout the world except in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA Partnership will own 50% of the international venture with News Corp. owning the other 50%. News Corp. is contributing various international sports rights, including the Star Sports channel which is broadcast throughout Asia as part of the Star package of services. The Liberty-TINTA Partnership is contributing Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA Partnership will also contribute their 50% interest in Premiere Sports and All-Star Sports in Australia. Both are 24-hour sports services available via MMDS or cable television in Australia.

         The transactions contemplated by the above agreements are expected to close during 1996.

         On November 27, 1995, Liberty Media Group announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. Liberty Media Group will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (the "Option")(which shares would constitute voting control of Silver King) would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of the Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). Each such transaction is subject to the satisfaction of certain condition, including the receipt of all necessary regulatory consents and approvals. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(12)     Quarterly Financial Information (Unaudited)

                                                            1st           2nd           3rd          4th
                                                          Quarter       Quarter       Quarter      Quarter
                                                          -------       -------       -------      -------
                                                                       amounts in thousands,
          Year ended December 31, 1995:                                except per share data
          -----------------------------
          Revenue                                      $   357,957      368,335      374,920       438,463

          Operating loss:
             As previously reported                    $   (25,538)     (17,247)      (5,453)
             Adjustment to restate
                amortization of intangibles
                upon reallocation of
                purchase price                                  --      (20,514)      (3,773)
                                                       -----------     --------     --------
                   As adjusted                         $   (25,538)     (37,761       (9,226)      (38,581)
                                                       ===========    =========     =========    =========

          Net loss:
             As previously reported                    $   (10,691)         (59)      (5,646)
             Adjustment to restate
                amortization of intangibles
                upon reallocation of
                 purchase price                                 --      (12,600)      (2,799)
             Adjustment to restate
                share of earnings of BET,
                net of taxes                                   541          537          646
             Adjustment to properly reflect
                other expense, net                              --           --       (4,082)

                                                       -----------     --------     --------
                   As adjusted                         $   (10,150)     (12,122)      (11,881)     (22,179)
                                                       ===========     ========     ========      ========

          Loss per share:
             As previously reported                                                  $(0.02)
             Adjustment to restate
                amortization of intangibles
                upon reallocation of
             Adjustment to restate
                share of earnings of BET,
                net of taxes                                                           (.01)
                                                                                   --------       --------
                   As adjusted                                 N/A          N/A      $(0.03)          (.13)
                                                                                   ========       ========

          Year ended December 31, 1994:
          ----------------------------

          Revenue                                      $   350,855      357,789      363,929       410,375

          Operating income (loss)                      $    25,292        9,190        1,325        (4,333)

          Gain (loss) on disposition
             of assets                                 $    (2,233)          --      183,321            --

          Net earnings
             As previously reported                    $    15,444       10,736      106,568           109
             Adjustment to restate share
                of earnings of BET, net of
                taxes                                          540          537          630            --
                                                       -----------     --------     --------      --------
                   As adjusted                         $    15,984       11,273      107,198           109
                                                       ===========     ========     ========      ========

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995.

We have also audited the accompanying combined balance sheets of TCI Group (a combination of certain assets of Tele-Communications, Inc. and its affiliate, Liberty Media Corporation, as defined in note 1) as of December 31, 1995 and 1994, and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the companies' managements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of TCI Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of TCI Group are intended to reflect the performance of the remaining businesses of Tele-Communications, Inc. and its affiliate, Liberty Media Corporation, which have not been attributed to the Liberty Media Group. Liberty Media Group includes the businesses of Tele-Communications, Inc. and Liberty Media Corporation which produce and distribute cable television programming services. The combined financial statements of TCI Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries and Liberty Media Corporation and subsidiaries.

As more fully described in Note 1 to the combined financial statements, TCI Group has accounted for its interest in the Liberty Media Group in a manner similar to the equity method of accounting that, in our opinion, should be consolidated with TCI Group to conform to generally accepted accounting principles for the periods subsequent to the mergers of TCI Communications, Inc. and Liberty Media Corporation on August 4, 1994. The Liberty Media Group is under the sole control of Tele-Communications, Inc. If TCI Group's interest in the Liberty Media Group were consolidated with the TCI Group subsequent to the mergers, the combined financial position, combined results of operations, and combined cash flows of the TCI Group would equal the consolidated financial position, consolidated results of operations, and consolidated cash flows of Tele-Communications, Inc. and subsidiaries, which financial statements are included separately herein.

In our opinion, except for the effects of not consolidating TCI Group's interest in Liberty Media Group as discussed in the preceding paragraph, the combined financial statements referred to in the second paragraph above present fairly, in all material respects, the financial position of TCI Group as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                   /s/ KPMG Peat Marwick LLP
                                                   -------------------------
                                                   KPMG Peat Marwick LLP

Denver, Colorado
March 18, 1996

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                            Combined Balance Sheets

                           December 31, 1995 and 1994


                                                                            1995                 1994 *
                                                                        ------------         ------------
Assets                                                                         amounts in millions
------

Cash                                                                  $         77                   11

Trade and other receivables, net                                               300                  206

Prepaid expenses                                                                51                   22

Prepaid program rights                                                          19                   13

Committed film inventory                                                        92                   36

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                                      2,073                1,019

Property and equipment, at cost:
   Land                                                                         67                   69
   Distribution systems                                                      9,153                7,705
   Support equipment and buildings                                           1,213                  935
                                                                        ----------            ---------
                                                                            10,433                8,709
   Less accumulated depreciation                                             3,611                3,027
                                                                        ----------            ---------
                                                                             6,822                5,682
                                                                        ----------            ---------

Franchise costs                                                             14,322               11,152
   Less accumulated amortization                                             2,092                1,708
                                                                        ----------            ---------
                                                                            12,230                9,444
                                                                        ----------            ---------
Other assets, net of amortization                                              948                  688
                                                                        ----------            ---------

                                                                          $ 22,612               17,121
                                                                        ==========            =========


* Restated - see note 13.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued

                           December 31, 1995 and 1994

                                                                            1995                 1994 *
                                                                        ------------         ------------
Liabilities and Combined Equity                                                amounts in millions
-------------------------------

Accounts payable                                                      $       148                   90

Accrued interest                                                              228                  183

Accrued programming expense                                                   272                  207

Other accrued expenses                                                        518                  435

Debt (note 7)                                                              12,960               11,068

Deferred income taxes (note 12)                                             4,328                3,377

Other liabilities                                                             181                  142
                                                                      -----------           ----------

      Total liabilities                                                    18,635               15,502
                                                                      -----------           ----------

Minority interests in equity
   of consolidated subsidiaries                                               563                  314

Redeemable preferred stock (note 8)                                           478                  168

Combined equity (note 9):
   Combined equity, including preferred
      stocks                                                                2,884                2,565
   Cumulative foreign currency
      translation adjustment                                                   (9)                  (4)
   TCI Group unrealized holding gains (losses)
      for available-for-sale securities, net of taxes                          68                   (4)
   Due from Liberty Media Group                                                (7)                 (29)
   Liberty Media Group unrealized holding
      gains for available-for-sale securities,
      net of taxes                                                             --                   98
   Interest in Liberty Media Group                                             --               (1,489)
                                                                      -----------           ----------

         Combined equity                                                    2,936                1,137
                                                                      -----------           ----------

Commitments and contingencies (note 14)

                                                                         $ 22,612               17,121
                                                                     ============          ===========


* Restated - see note 13.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993

                                                                      1995           1994*          1993*
                                                                    --------       --------       --------
                                                                             amounts in millions,
                                                                           except per share amounts
Revenue                                                             $ 5,384          4,269           4,090

Operating costs and expenses:
   Operating                                                          1,677          1,232           1,341
   Programming charges from Liberty
      Media Group (note 13)                                              73             60              47
   Selling, general and administrative                                1,686          1,207             838
   Charges to Liberty Media Group (note 13)                             (24)           (14)             (6)
   Compensation relating to stock
      appreciation rights                                                45             --              31
   Adjustment to compensation relating to
      stock appreciation rights                                          --             (5)             --
   Depreciation                                                         874            694             628
   Amortization                                                         400            307             292
                                                                   --------       --------        --------
                                                                      4,731          3,481           3,171
                                                                   --------       --------        --------

         Operating income                                               653            788             919

Other income (expense):
   Interest expense                                                    (993)          (786)           (735)
   Interest and dividend income                                          41             21              18
   Interest income from Liberty Media
      Group (note 13)                                                     2              2               2
   Gain on sale of subsidiary stock (note 11)                           123             --              --
   Gain on sale of stock by equity investee
      (note 5)                                                          165            161              --
   Share of losses of affiliates,
      net (note 5)                                                     (178)          (117)            (66)
   Gain (loss) on disposition of assets                                  51            (13)             42
   Other, net                                                           (45)           (18)            (57)
                                                                   --------       --------        --------
                                                                       (834)          (750)           (796)
                                                                   --------       --------        --------
         Earnings (loss) before income taxes                           (181)            38             123

Income tax benefit (expense) (note 12)                                   66            (60)           (156)
                                                                   --------       --------        --------
         Loss before earnings
            (loss) of Liberty Media Group
            through the date of Distribution
            (note 1)                                                   (115)           (22)            (33)

Earnings (loss) of Liberty Media Group
      through the date of Distribution
      (note 1)                                                          (29)           135              30
                                                                   --------       --------        --------
         Net earnings (loss)                                           (144)           113              (3)

Dividend requirements on
   preferred stocks                                                     (34)           (14)            (12)
                                                                   --------       --------        --------
         Net earnings (loss) attributable to
            common stockholders                                    $   (178)            99             (15)
                                                                   ========       ========        ========

Loss attributable to common stockholders
   per common share (note 3)                                       $   (.16)
                                                                   ========

* Restated - see note 13.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                         Combined Statements of Equity

                  Years ended December 31, 1995, 1994 and 1993


                                                                                            TCI      Liberty
                                                                                           Group      Media
                                                                                         unrealized   Group
                                                                                           holding  unrealized
                                        Combined     Cumulative     Note       gains         Due     holding    Interest
                                        equity,       foreign    receivable  (losses) for   from    gains for      in
                                        including     currency       from     available-   Liberty  available-  Liberty
                                        preferred   translation    related     for-sale    Media    for-sale     Media    Combined
                                        stocks      adjustment      party     securities   Group    securities*  Group*    equity
                                        ------      ----------   -----------  ----------  --------  ------------ ------   ---------
                                                                               amounts in millions
Balance at January 1, 1993               1,660        (19)          (15)          --          --       --         (894)      732
   Net loss                                 (3)        --            --           --          --       --          (30)      (33)
   Purchase of programming from
      Liberty Media Group                   --         --            --           --          --       --           47        47
   Cost allocations to Liberty
      Media Group                           --         --            --           --          --       --           (6)       (6)
   Allocation to Liberty Media Group
      of compensation related to stock
      appreciation rights                   --         --            --           --          --       --          (40)      (40)
   Payments of compensation related
      to stock appreciation rights          --         --            --           --          --       --           22        22
   Interest income from Liberty
      Media Group                           --         --            --           --          --       --           (2)       (2)
   Intergroup tax allocation                --         --            --           --          --       --          (25)      (25)
   Net cash transfers to Liberty
      Media Group                           --         --            --           --          (3)      --         (134)     (137)
   Foreign currency translation
      adjustment                            --        (10)           --           --          --       --           --       (10)
   Payment of TCI and Liberty
      preferred stock dividends            (11)        --            --           --          --       --           --       (11)
   Issuance of Liberty Class A
      common stock for acquisition
      by Liberty Media Group               123         --            --           --          --       --         (123)       --
   Issuance of TCI Class A
      common stock upon
      conversion of notes                  403         --            --           --          --       --           --       403
   Issuance of TCI Class A
      common stock upon
      exercise of stock options              7         --            --           --          --       --           --         7
   Acquisition and retirement of
      TCI common stock                      (5)        --            --           --          --       --           --        (5)
                                      --------    -------       -------      -------     -------  -------      -------   -------

Balance at December 31, 1993             2,174        (29)          (15)          --          (3)      --       (1,185)      942
                                      --------    -------       -------      -------     -------  -------     --------   -------

* Restated - see note 9.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                   Combined Statements of Equity (continued)

                  Years ended December 31, 1995, 1994 and 1993

                                                                          TCI                  Liberty
                                                                         Group                  Media
                                                                        unrealized              Group
                                                                        holding               unrealized
                                     Combined   Cumulative     Note      gains        Due       holding      Interest
                                      equity,   foreign     receivable (losses) for   from      gains for       in
                                     including  currency       from     available-   Liberty   available-     Liberty
                                     preferred  translation   related    for-sale     Media     for-sale       Media      Combined
                                      stocks    adjustment     party    securities    Group    securities *    Group *      equity
                                      ------    ----------  ----------- ----------   --------  ------------    -------      ------
                                                                            amounts in millions

Balance at December 31, 1993          2,174       (29)        (15)        --           (3)        --         (1,185)           942
   Unrealized holding gains for
      available-for-sale securities
      as of January 1, 1994              --        --          --         22           --        293           (293)            22
   Net earnings (loss)                  113        --          --         --           --         --           (135)           (22)
   Purchase of programming from
      Liberty Media Group                --        --          --         --           --         --             60             60
   Cost allocations to Liberty
      Media Group                        --        --          --         --           --         --            (14)           (14)
   Accrued cable distribution fees
      to TCI from Home Shopping
      Network, Inc. ('HSN")              --        --          --         --          (28)        --             --            (28)
   Allocation to Liberty Media
      Group of compensation related
      to stock appreciation rights       --        --          --         --           --         --              8              8
   Interest income from Liberty
      Media Group                        --        --          --         --           --         --             (2)            (2)
   Intergroup tax allocation             --        --          --         --           --         --            (78)           (78)
   Net cash transfers from Liberty
      Media Group                        --        --          --         --            2         --            166            168
   Change in unrealized holding
      gains for available-for-sale
      securities                         --        --          --        (26)          --       (195)           195            (26)
   Foreign currency translation
      adjustment                         --        25          --         --           --         --             --             25
   Payment of TCI and Liberty
      preferred stock dividends          (14)      --          --         --           --         --             --            (14)
   Issuance of TCI common stock
      for investments                    130       --          --         --           --         --             --            130
   Fees incurred in TCI/Liberty
       Combination                       (13)      --          --         --           --         --             --            (13)
   Issuance of TCI preferred stock
       for acquisition by Liberty
       Media Group                       168       --          --         --           --         --           (168)            --
   Acquisition by Liberty Media Group     --       --          --         --           --         --            (43)           (43)
   Conversion of redeemable preferred
       stock                              18       --          --         --           --         --             --             18
   Issuance of TCI Class A common
       stock upon conversion of notes      3       --          --         --           --         --             --              3
   Issuance of TCI Class A common
       stock upon exercise of stock
       options                             3       --          --         --           --         --             --              3
   Acquisition and retirement of
      TCI common stock                    (2)      --          --         --           --         --             --             (2)
   Repayment of note receivable
      from related party with TCI
      common stock                       (15)      --          15         --           --         --             --             --
                                     -------   ------     -------     ------       -------    ------       --------      ---------

Balance at December 31, 1994           2,565       (4)         --         (4)          (29)       98         (1,489)         1,137
                                     -------   ------     -------     ------       -------    ------       --------      ---------

* Restated - see note 9.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                   Combined Statements of Equity (continued)

                  Years ended December 31, 1995, 1994 and 1993

                                                                              TCI                 Liberty
                                                                             Group                 Media
                                                                             unrealized            Group
                                                                             holding             unrealized
                                      Combined   Cumulative     Note         gains        Due     holding     Interest
                                      equity,     foreign    receivable   (losses) for   from     gains for      in
                                     including   currency       from       available-   Liberty   available-   Liberty
                                     preferred  translation   related       for-sale     Media    for-sale     Media      Combined
                                      stocks    adjustment     party       securities    Group  securities*    Group*      equity
                                      ------    ----------   -----------   ----------  -------- ------------   -------    --------
                                                                                   amounts in millions
Balance at December 31, 1994            2,565       (4)            --            (4)      (29)     98        (1,489)       1,137
   Net loss                              (144)      --             --            --        --      --            29         (115)
   Purchase of programming from
      Liberty Media Group                  --       --             --            --        33      --            40           73
   Cost allocations to Liberty
      Media Group                          --       --             --            --        (9)     --           (15)         (24)
   Cable distribution fees received
      from HSN                             --       --             --            --        27      --            --           27
   Allocation of compensation
      relating to stock appreciation
      rights                               --       --             --            --        (3)     --            (7)         (10)
   Interest income from Liberty
      Media Group                          --       --             --            --        --      --            (2)          (2)
   Deferred tax assets transferred
      from Liberty Media Group             --       --             --            --        --      --            14           14
   Turner Broadcasting System, Inc.
      ("TBS") stock received in
      acquisition transferred to
       Liberty Media Group                 --       --             --            --        --      --            (7)          (7)
   Net cash transfers to Liberty
      Media Group                          --       --             --            --       (26)     --           (15)         (41)
   Change in unrealized gains for
      available-for-sale securities        --       --             --            72        --     108          (108)          72
   Foreign currency translation
      adjustment                           --       (5)            --            --        --      --            --           (5)
   Accreted dividends on TCI preferred
      stock subject to mandatory
      redemption requirements             (24)      --             --            --        --      --            --          (24)
   Payment of TCI preferred stock
      dividends                           (10)      --             --            --        --      --            --          (10)
   Issuance of TCI Class A common
      stock for acquisitions and
      investments                       1,378       --             --            --       --       --            --        1,378
   Issuance of TCI Class A common
      stock for acquisition by Liberty
      Media Group                          10       --             --            --       --       --           (10)          --
   Cash paid by TCI Group for
      investment by Liberty Media
      Group contributed to Liberty
      Media Group combined equity          --       --             --            --       --       --            (2)          (2)
   Proceeds from issuances of TCI
      Class A common stock in
      public and private offerings        431       --             --            --       --       --            --          431
   Distribution of TCI Series A and
      Series B Liberty Media Group
      common stock to TCI common
       stockholders                    (1,364)      --             --            --       --     (206)        1,570           --
   Costs associated with
      Distribution to stockholders         (8)      --             --            --       --       --            --           (8)
   Adjustment to reflect elimination
      of reporting delay with
      respect to certain foreign
      subsidiaries (note 2)                (1)      --             --            --       --       --            --           (1)
   Deferred tax assets transferred
      from Liberty Media Group
      upon implementation of tax
      sharing agreement                    --       --             --            --        --      --             2            2
   Issuance of Common stock by
      subsidiary (note 11)                 51       --             --            --        --      --            --           51

                                     --------  -------      ---------       -------    ------  ------     ---------     --------

Balance at December 31, 1995         $  2,884       (9)            --            68        (7)     --            --        2,936
                                     ========  =======      =========       =======    ======  ======     =========     ========

* Restated - see note 9.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                                  1995          1994            1993
                                                                                --------      --------        --------
                                                                                          amounts in millions
                                                                                              (see note 4)
Cash flows from operating activities:
   Loss before earnings or loss of Liberty Media
      Group*                                                                     $(115)           (22)            (33)
   Adjustments to reconcile net loss before
      earnings or loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                            1,274         1,001             920
         Compensation relating to stock
            appreciation rights                                                      45            --              31
         Adjustment to compensation relating to stock
            appreciation rights                                                      --            (5)             --
         Share of losses of affiliates                                              178           117              66
         Gain on sale of subsidiary stock                                          (123)           --              --
         Gain on sale of stock by equity investee                                  (165)         (161)             --
         Deferred income tax expense (benefit)                                      (99)           --             128
         Loss (gain) on disposition of assets                                       (51)           13             (42)
         Other noncash charges (credits)                                             11             1              84
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                (58)            4             (12)
               Change in prepaids                                                   (56)          (50)             (4)
               Change in accruals and payables                                       76            77              56
               Change in accrued interest                                            40            26              63
   Net cash used in Flextech plc's operating activities
      during the month ended September 30, 1995 (note 2)                             (2)           --              --
                                                                               --------        ------          ------
                 Net cash provided by operating activities                          955         1,001           1,257
                                                                               --------        ------          ------

Cash flows from investing activities:
   Cash paid for acquisitions                                                      (440)         (541)           (262)
   Capital expended for property and equipment                                   (1,733)       (1,249)           (954)
   Proceeds from disposition of assets                                              148            41             146
   Additional investments in and
      loans to affiliates and others                                             (1,064)         (434)           (295)
   Change in due from Liberty Media Group                                            22             2              (3)
   Change in interest in Liberty Media Group                                         13           148            (119)
   Repayment of loans by affiliates and others                                       18            33              62
   Return of capital from affiliates                                                  2            21              81
   Payment received on preferred stock investment
      redemption                                                                     --            --             287
   Other investing activities                                                       (62)          (97)           (105)
   Net cash used in Flextech plc's investing activities
      during the month ended September 30, 1995 (note 2)                            (51)           --              --
                                                                               --------        ------          ------

                 Net cash used in investing activities                           (3,147)       (2,076)         (1,162)
                                                                               --------        ------          ------

Cash flows from financing activities:
   Borrowings of debt                                                             7,929         4,648           6,399
   Repayments of debt                                                            (6,517)       (3,612)         (6,426)
   Proceeds from sale of subsidiary stock                                           445            --              --
   Preferred stock dividends of subsidiaries                                         (6)           (6)             (6)
   Preferred stock dividends                                                        (24)           (4)             (2)
   Issuances of common stock                                                        431             1               6
   Costs associated with Distribution to stockholders                                (8)           --              --
   Repurchases of preferred stock                                                    --            --             (92)
   Repurchases of common stock                                                       --            --              (4)
   Net cash provided by Flextech plc's financing activities
      during the month ended September 30, 1995 (note 2)                              8            --              --
                                                                               --------        ------          ------

                 Net cash provided by financing activities                        2,258         1,027            (125)
                                                                               --------        ------          ------

                 Net increase (decrease) in cash                                     66             2             (26)

                    Cash at beginning of year                                        11             9              35
                                                                               --------        ------          ------

                    Cash at end of year                                        $     77            11               9
                                                                               ========        ======          ======

* Net earnings or loss of Liberty Media Group does not provide or use funds.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                        December 31, 1995, 1994 and 1993


(1)      Basis of Presentation

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

         Upon the distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communication unit, (ii) TCI's International Cable and Programming unit ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group".


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

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI does not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI and Liberty Media Group financial information.

         Dividends on the TCI Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends and the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group Stock are based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of such convertible securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group or a reduction in any Inter-Group Interest that then may exist, in consideration of such issuance. In the case of the exercise of such options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group.

         A number of wholly-owned subsidiaries which are part of TCI Group owned shares of TCI Class A common stock and TCI preferred stock ("Subsidiary Shares"). Because the distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti- dilution provisions set forth therein, to the holders of securities convertible into TCI Class A common stock and TCI Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would be attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution is intended to constitute 100% of the equity value thereof to the holders of TCI Class A common stock and TCI Class B common stock, and TCI Group does not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). See note
         8. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Prior to the Distribution, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution of Liberty Group Stock, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with TCI Group. If Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations and consolidated cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

         During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; TINTA and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC and Liberty were transferred to the other operating units. In the first quarter of 1995, TCIC transferred additional assets to TINTA.

(2)      Summary of Significant Accounting Policies

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1995 and 1994 was not material.

         Investments

         All marketable equity securities held by TCI Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined equity.



                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Other investments in which the ownership interest is less than 20% but are not considered marketable securities are generally carried at cost. For those investments in affiliates in which TCI Group's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize TCI Group's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of TCI Group's investment in, advances to and commitments for the investee. TCI Group's share of net earnings or losses of affiliates includes the amortization of the difference between TCI Group's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to TCI Group's ownership interest in such affiliates.

         Changes in TCI Group's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in TCI Group's combined statements of operations.

         Long-Lived Assets

         (a)     Property and Equipment

                 Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1995, 1994 and 1993, interest capitalized was not material.

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

         (b)     Franchise Costs

                 Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCI Group in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCI Group will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

         Interest Rate Derivatives

         Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from TCI Group's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining terms of the debt. TCI Group does not use such instruments for trading purposes.

         Minority Interests

         Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of consolidated subsidiaries have the right to cause TCI Group to repurchase such holders' common equity.

         Included in minority interests in equity of consolidated subsidiaries is $49 million and $50 million in 1995 and 1994, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying combined statements of operations.

         Subsequent to December 31, 1995, TCIC issued to the public 4.6 million shares of Cumulative Exchangeable Preferred Stock with an initial liquidation value of $230 million. Such issuance will be reflected as an increase in TCI Group's minority interest in equity of consolidated subsidiaries.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Trust Originated Preferred Securities(SM)

         Subsequent to December 31, 1995, TCI Communications Financing I (the "Trust"), an indirect wholly-owned subsidiary of TCI Group, issued
         $16 million in common securities and issued $500 million of 8.72% Trust Originated Preferred Securities(SM) (the "Preferred Securities", and together with the common securities, the "Trust Securities"). The
         Trust exists for the exclusive purpose of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of TCI Group.
         The Subordinated Debt Securities are unsecured obligations of TCI Group and are subordinate and junior in right of payment to certain other indebtedness of TCI Group. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. TCI Group effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. TCI Group will present the Preferred Securities as a separate line item in its balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust."


         Foreign Currency Translation

         All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of combined equity.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. TCI Group will include the disclosures required by Statement No. 123 in the notes to future financial statements.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Accounting for Foreign Subsidiaries

         Through the third quarter of 1995, TCI Group included certain of its foreign subsidiaries (Flextech plc ("Flextech") and Cablevision S.A. ("Cablevision")) in its financial statements on a one-month time delay. TCI Group eliminated such time delay from its December 31, 1995 financial statements. As a result, TCI Group's combined statements of operations for the year ended December 31, 1995 include (i) Cablevision's result of operations for the period from April 25, 1995 (the date Cablevision was acquired - see note 6) through December 31, 1995 and (ii) Flextech's results of operations for the period from December 1, 1994 through December 31, 1995 (exclusive of the one-month period ended September 30, 1995). TCI Group's combined statement of cash flows for the year ended December 31, 1995 includes the cash flows of Cablevision and Flextech for the same periods except that Flextech's cash flows for the one-month period ended September 30, 1995 are included therein on a summarized basis. In connection with the elimination of the above-described reporting delays, TCI Group (i) restated certain of its quarterly financial information in order to present Cablevision's 1995 results of operations on a current basis and
         (ii) charged Flextech's net loss for the one-month ended September 30, 1995 ($1 million) directly to TCI Group's accumulated deficit so that TCI Group's combined statement of operations for the year ended December 31, 1995 would not include more than 12 months of Flextech's operating results.



         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain amounts have been reclassified for comparability with the 1995 presentation.

(3)      Loss Per Common Share

         The loss attributable to common stockholders per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B Stock during the period (656.4 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. Earnings or loss per common and common equivalent share are omitted from the combined statements of operations for the period from January 1, 1995 through the Distribution and for the years ended December 31, 1994 and 1993 as TCI Group Stock was not part of the capital structure of TCI until August 10, 1995, the date of the Distribution.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $953 million, $758 million and $646 million for the years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for income taxes was $63 million in 1995 and was not material in 1994 or 1993.

         Significant noncash investing and financing activities are as follows:

                                                                              Years ended December 31,
                                                                        -------------------------------------
                                                                        1995           1994             1993
                                                                     ----------     ----------       ----------
                                                                                 amounts in millions
                 Cash paid for acquisitions:
                    Fair value of assets acquired                 $    3,540             694              318
                    Liabilities assumed, net of
                       current assets                                   (457)            (10)              (8)
                    Deferred tax liability recorded
                       in acquisitions                                (1,083)            (34)              (7)
                    Minority interests in equity of
                       acquired entities                                  43             (35)              (8)
                    Common stock issued in
                       acquisitions                                   (1,305)           (298)              --
                    Contribution to combined equity
                       of Liberty Media Group from
                       TCI Group for acquisition                           2             211               --
                    Noncash contribution for
                       acquisition                                         --             --              (33)
                    Redeemable preferred stock
                       issued in acquisition                            (300)
                    Fees incurred in the TCI/Liberty
                       combination                                         --             13               --
                                                                  -----------         ------           ------
                       Cash paid for acquisitions                 $      440             541              262
                                                                  ===========         ======           ======

                 Issuance of subsidiary stock for
                    equity investment                             $       11              --               --
                                                                  ===========         ======           ======
                 Noncash exchange of equity
                    investment for consolidated
                    subsidiary and equity investment              $       --              --               22
                                                                  ===========         ======           ======

                 Noncash capital contribution
                    to equity investee                            $       --              --               22
                                                                  ===========         ======           ======


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




(5)      Investments in Affiliates

         TCI Group has various investments accounted for under the equity method. Certain of the more significant investments held by TCI Group at December 31, 1995 were MajorCo, L.P. ("MajorCo"), a partnership formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $689 million) (see note 14), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $244 million) and TeleWest plc ("New TeleWest") (carrying value of $550 million).

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                       December 31,
                                                                                  ----------------------
                  Combined Financial Position                                      1995            1994
                  ---------------------------                                    --------        --------
                                                                                    amounts in millions
                     Property and equipment, net                               $  3,555          2,186
                     Franchise costs, net                                         1,204          1,231
                     Other assets, net                                            2,923          1,219
                                                                               --------        -------

                        Total assets                                           $  7,682          4,636
                                                                               ========        =======

                     Debt                                                      $  4,085          2,410
                     Due to (from) TCI Group                                         44             (3)
                     Other liabilities                                              870            560
                     Owners' equity                                               2,683          1,669
                                                                               --------        -------

                        Total liabilities and equity                           $  7,682          4,636
                                                                               ========        =======

                                                                            Years ended December 31,
                                                                         ------------------------------
                  Combined Operations                                   1995          1994          1993
                  -------------------                                 --------      --------      --------
                                                                              amounts in millions
                     Revenue                                        $  1,924          1,431         1,044
                     Operating expenses                               (1,640)        (1,232)         (727)
                     Depreciation and amortization                      (411)          (324)         (276)
                                                                    --------       --------       -------

                        Operating income (loss)                         (127)          (125)           41

                     Interest expense                                   (241)          (159)         (123)
                     Other, net                                           (7)           111            99
                                                                    --------       --------       -------

                        Net earnings (loss)                         $   (375)          (173)           17
                                                                    ========       ========       =======


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         At December 31, 1995, TCI Group had an effective ownership interest of approximately 27% in New TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). New TeleWest was formed on October 3, 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc ("TeleWest Communications") with SBC (CableComms) (UK). Prior to the TeleWest Merger, TCI Group had an effective ownership interest of approximately 36% in TeleWest Communications. As a result of the TeleWest Merger, TCI Group recognized a gain of $165 million (before deducting the related tax expense of $58 million), which gain represents the difference between TCI Group's recorded cost for TeleWest Communications and TCI Group's 27% effective proportionate share of New TeleWest's net assets.

         New TeleWest contributed $70 million, $43 million and $28 million of TCI Group's share of its affiliates' losses during the years ended December 31, 1995, 1994 and 1993, respectively. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries.
         In the aggregate, such other equity method investments had a carrying value of $354 million at December 31, 1995 and accounted for $62 million of TCI Group's share of its affiliates' losses in 1995.

         As a result of the TeleWest Communications' November 23, 1994 initial public offering and the associated dilution of TCI Group's ownership interest of TeleWest Communications, TCI Group recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million).

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Acquisitions

         As of January 26, 1995, TCI Group and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCI Group. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million (see note 8).

         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision for a purchase price of $282 million, before liabilities assumed. The purchase price was paid with cash consideration of $195 million and TINTA's issuance of $87 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. TINTA has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The acquisitions of TeleCable and Cablevision were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been included with those of TCI Group since their respective dates of acquisition. On a pro forma basis, TCI Group's revenue would have been increased by $77 million and TCI Group's net loss and net loss attributable to common stockholders would have been decreased by $13 million and $12 million, respectively, for the year ended December 31, 1995; and revenue, net earnings and earnings attributable to common stockholders would have increased by $441 million, $17 million and less than $1 million, respectively for 1994 had such acquired entities been combined with TCI Group on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCI Group operated the acquired entities since January 1, 1994.

         Effective January 26, 1995, TCI Group purchased from Comcast the 19.9% minority interest in Heritage Communications, Inc. owned by Comcast for an aggregate consideration of approximately $290 million, the majority of which was paid in shares of TCI Class A common stock.

(7)      Debt

         Debt is summarized as follows:


                                                   Weighted average                   December 31,
                                                   interest rate at          ------------------------------
                                                   December 31, 1995             1995              1994
                                                   -----------------         ------------      ------------
                                                                                   amounts in millions
                 Senior notes                            8.5%                  $  6,713            5,412
                 Bank credit facilities                  6.8%                     3,473            3,986
                 Commercial paper                        6.4%                     1,469              445
                 Notes payable                          10.2%                       934            1,024
                 Convertible notes (a)                   9.5%                        45               45
                 Cablevision Notes (b)                  10.0%                        65               --
                 Other debt                                                         261              156
                                                                               --------           ------

                                                                               $ 12,960           11,068
                                                                               ========           ======


         (a) These convertible notes, which are stated net of unamortized discount of $186 million at December 31, 1995 and 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At December 31, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Series A TCI Group Stock and 9,676,893 shares of Series A Liberty Group Stock. See note 1.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (b) The Cablevision Notes are secured by TINTA's pledge of stock representing its 51% interest in Cablevision.

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

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group as pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCI Group.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, TCI Group's net payments pursuant to the Fixed Rate Agreements were $13 million, $26 million and $38 million, respectively; and TCI Group's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $36 million and $32 million, respectively. After giving effect to TCI Group's interest rate exchange agreements, approximately 46% of TCI Group's indebtedness bears interest at fixed rates.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration         Interest Rate     Notional       Expiration         Interest Rate       Notional
                   Date             To Be Paid        Amount           Date            To Be Received       Amount
              --------------       -------------      ------      --------------       --------------       ------
          April 1996                    9.9%        $  30      April 1996                   6.8%        $       50
          May 1996                      8.3%           50      July 1996                    8.2%                10
          June 1996                     6.1%           42      August 1996                  8.2%                10
          July 1996                     8.2%           10      September 1996               4.6%               150
          August 1996                   8.2%           10      April 1997                   7.0%               200
          November 1996                 8.9%          150      September 1998            4.8%-5.2%             300
          October 1997                7.2%-9.3%        80      April 1999                   7.4%               100
          December 1997                 8.7%          230      September 1999            7.2%-7.4%             300
                                                    -----
                                                               February 2000             5.8%-6.6%             650
                                                    $ 602      March 2000                5.8%-6.0%             675
                                                    =====
                                                               September 2000               5.1%                75
                                                                                                        ----------

                                                                                                        $    2,520
                                                                                                        ==========




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

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at December 31, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCI Group would be required to pay an estimated $25 million at December 31, 1995 to terminate the agreements.

         The fair value of the debt attributable to the TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,960 million, was $13,553 million at December 31, 1995.

         Certain subsidiaries attributed to the TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI Group's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

         1996                             $3,485*
         1997                                576
         1998                                831
         1999                                784
         2000                                902

                 *Includes $1,469 million of commercial paper.

(8)      Redeemable Preferred Stock

         Convertible Preferred Stock, Series C ("Series C Preferred Stock"). TCI has issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI .

         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 100 shares of Series A TCI Group Stock and 25 shares of Series A Liberty Group Stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of
         (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and
         (ii) above, to such date of determination.
                                                                     (continued)

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

         The Series C Preferred Stock is subject to restrictions on transfer although it has certain customary registration rights with respect to the underlying shares of TCI Group and Liberty Media Group common stock. The Series C Preferred Stock may vote on all matters submitted to a vote of the holders of the TCI common stock, has one vote for each share of TCI Group and Liberty Media Group Stock into which the shares of Series C Preferred Stock are converted for such purpose, and may vote as a single class with the TCI common stock. The Series C Preferred Stock has no other voting rights except as required by the Delaware General Corporation Law ("DGCL") and except that the consent of the holders of record of shares representing at least two-thirds of the liquidation value of the outstanding shares of the Series C Preferred Stock is necessary to (i) amend the designation, rights, preferences and limitations of the Series C Preferred Stock as set forth in the TCI Charter and (ii) to create or designate any class or series of TCI preferred stock that would rank prior to the Series C Preferred Stock.

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


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the TCI Group Stock, the Liberty Group Stock, and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series F Preferred Stock and the Series C Preferred Stock.

         Prior to the Distribution, 431 shares of Series D Preferred Stock were converted into 4,310 shares of TCI Class A common stock. Subsequent to the Distribution, each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group Stock and 2.5 shares of Series A Liberty Group Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 1.

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

         Except as required by law, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of TCI.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Convertible Redeemable Participating Preferred Stock, Series F. Immediately prior to the record date for the Distribution, TCI Group caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged.
         TCI Group is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock. Such shares of Series A TCI Group Stock are reflected as a reduction in combined equity in the accompanying combined financial statements.

         Each share of Series F Preferred Stock was convertible into 1,000 shares of Series A TCI Group Stock, subject to antidilution adjustments, at the option of the holder at any time. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group Stock issuable upon conversion in the event of any non- cash dividend or distribution of the Series A TCI Group Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock. Therefore, the Distribution resulted in an adjustment to the conversion rate of the Series F Preferred Stock such that each holder has the right to receive upon conversion 1,287.51 shares of Series A TCI Group Stock.

         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the Series A TCI Group Stock, with respect to any cash dividends or distribution declared and paid on the Series A TCI Group Stock. Dividends or distribution on the Series A TCI Group Stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

         Upon the dissolution, liquidation or winding up of TCI, holders of the Series F Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of Series A TCI Group Stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in party, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group Stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Series A TCI Group Stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). Subsequent to December 31, 1995, TCI issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition.

         The initial liquidation value for the Series G Preferred Stock and Series H Preferred Stock is $21.60 per share and $5.40 per share, respectively, subject in both cases, to increase in an amount equal to aggregate accrued but unpaid dividends, if any. No dividends will accrue on the Series G or Series H Preferred Stock if the sum of the last reported sale price of TCI Group Stock plus one-fourth of the last reported sale price of the Liberty Group Stock equals or exceeds $27 for any ten consecutive trading days during the 65 trading days immediately prior to the first anniversary of issuance of the Series G and Series H Preferred Stock. If the sum of the amounts specified in the preceding sentence does not equal or exceed $27 for the specified period, dividends will begin to accrue on the Series G and Series H Preferred Stock on the first anniversary of issuance of the Series G and Series H Preferred Stock, and will thereafter be payable semi-annually commencing August 1, 1997, at the rate of 4% per annum on the liquidation value. Any dividends paid on the Series G and Series H Preferred Stock may be paid, at TCI's election, in cash or shares of TCI Group Stock. Additional dividends will accrue on unpaid dividends initially at a rate of 4% per annum. The dividend rate on dividends that remain unpaid for six months will increase to 8.625% per annum.

         Each share of Series G Preferred Stock is convertible at the option of the holder at any time prior to the close of business on the last business day prior to redemption into 1.05 shares of Series A TCI Group Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into .2625 shares of Series A Liberty Group Stock. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Among other such adjustments, if the Liberty Group Stock, or any other redeemable capital stock of TCI into which either series of Preferred Stock may be convertible ("Redeemable Capital Stock"), is redeemed in full by TCI (the "Redemption Event"), then, except as otherwise described below, the shares of such Series G and Series H Preferred Stock will thereafter be convertible into the kind and amount of consideration that would have been received in such Redemption Event by a holder of the number of shares of Redeemable Capital Stock that would have been issuable upon conversion of such shares of Series G and Series H Preferred Stock, if they had been converted in full immediately prior to such Redemption Event.

         However, if any series of Redeemable Capital Stock into which a series of Series G or Series H Preferred Stock is then convertible is redeemed in full by TCI in exchange for securities of another issuer ("Redemption Securities"), TCI may elect to provide the holders of such Series G or Series H Preferred Stock with the right to exchange such Series G or Series H Preferred Stock, concurrently with the Redemption Event, for preferred stock of such other issuer ("Mirror Preferred Stock"). Such Mirror Preferred Stock shall be convertible into Redemption Securities and shall otherwise have terms and conditions comparable to the Series G or Series H Preferred Stock exchanged. If TCI provides such an exchange right, any holder that does not then choose to participate in such exchange will continue to hold such Series G or Series H Preferred Stock but such holder will loose the conversion right with respect to the Redeemable Capital Stock redeemed in the Redemption Event and will not have any right to receive Redemption Securities in lieu thereof. A holder that participates in such exchange will receive Mirror Preferred Stock convertible into Redemption Securities, but will no longer hold the Series G or Series H Preferred Stock so exchanged.

         An alternative provision will apply if, at the time of exercise of any such exchange right provided by TCI, the holder of the applicable series of Series G or Series H Preferred Stock would be entitled to receive on conversion any property in addition to the Redeemable Capital Stock being redeemed. In that case, holders that choose to participate in the exchange will receive both Mirror Preferred Stock issued by the issuer of the Redemption Securities of the other issuer and a new preferred stock of TCI convertible into such additional property. In such event, the Mirror Preferred Stock and such new TCI preferred stock will have a combined liquidation value equal to the liquidation value of the Series G or Series H Preferred Stock exchanged and will otherwise have terms and conditions comparable to such Series G or Series H Preferred Stock.

         The Series G and Series H Preferred Stock are redeemable at TCI's option, in whole or in part, any time on or after February 1, 2001. The Series G and Series H Preferred Stock will be redeemable in full on February 1, 2016, to the extent then outstanding. In all cases, the redemption price per share will be the liquidation value thereof, including the amount of any accrued but unpaid dividends thereon, to and including the redemption date.

         The Series G and Series H Preferred Stock will rank prior to TCI common stock and the TCI Class B Preferred Stock and pari passu with all other currently outstanding classes and series of TCI preferred stock with respect to the declaration and payment of dividends and in liquidation.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The Series G and Series H Preferred Stock will vote in any general election of directors of TCI and will have one vote per share for such purposes and will vote as a single class with the TCI common stock, the TCI Class B Preferred Stock and any other class or series of TCI Preferred Stock entitled to vote in any general election of directors. The Series G and Series H Preferred Stock will have no other voting rights except as required by the DGCL.

(9)      Combined Equity

         General

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock and the Liberty Group Stock.

         Employee Benefit Plans

         TCI has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in TCI and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. TCI, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of TCI's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $28 million, $21 million and $16 million for 1995, 1994 and 1993, respectively.

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

         Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. TCI is authorized to issue 1,675,096 shares of Class B Preferred Stock and 1,620,026 of such shares are issued and outstanding.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), and, in the sole discretion of the Board, may be declared and paid in cash, in shares Series A TCI Group Stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of Series A TCI Group Stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of Series A TCI Group Stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of Series A TCI Group Stock by the Average Market Price of the Series A TCI Group Stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of Series A TCI Group Stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.

         In the event of any liquidation, dissolution or winding up of TCI, the holders of Class B Preferred Stock will be entitled, after payment of preferential amounts on any class or series of stock ranking prior to the Class B Preferred Stock with respect to liquidating distributions, to receive from the assets of TCI available for distribution to stockholders an amount in cash or property or a combination thereof, per share, equal to the stated liquidaton value thereof, plus all accumulated and accrued but unpaid dividends thereon to and including the redemption date. TCI does not have any mandatory obligation to redeem the Class B Preferred Stock as of any fixed date, at the option of the holders or otherwise.

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

         Stock Options and Stock Appreciation Rights

         Certain key employees of TCI Group hold options with tandem stock appreciation rights to acquire Series A TCI Group Stock and Series A Liberty Group Stock as well as restricted stock awards of Series A TCI Group Stock and Series A Liberty Group Stock. Estimates of the compensation relating to the options and/or stock appreciation rights as well as restricted stock awards granted to such employees have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

(10)     Transactions with Officers and Directors

         Effective January 31, 1996, a director of TCI purchased one-third of TCI Group's interest in two limited partnerships and obtained two ten-year options to purchase TCI Group's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. (a wholly-owned subsidiary of TCI Group) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options are exercisable for cash in the aggregate amount of $3,000,000.

(11)     Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 Shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, TCI Group has recognized a nonrecurring gain amounting to $123 million. Subsequent to the IPO and the TYC Acquisition, TCI owns 82% of the issued and outstanding stock of TINTA, representing in excess of 90% of the voting power of TINTA.

         In June 1995, Flextech issued share capital for cash and preferred shares of Thomson Directories Limited. In connection with such issuance, TCI Group recorded a $51 million increase to stockholders' equity and a $93 million increase to minority interest in equity of consolidated subsidiaries. No gain was recognized in TCI Group's combined statement of operations due primarily to the existence of TCI Group's contingent obligations to repurchase certain of Flextech share capital.

(12)     Income Taxes

         TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying combined financial statements.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         A tax sharing agreement (the "Tax Sharing Agreement") among entities attributed to TCI Group and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre- existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCI Group is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCI Group to the extent that TCI Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCI Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCI Group. In connection with the implementation of the Tax Sharing Agreement, TCI Group recorded an increase to its deferred income tax liability and a decrease to its combined equity of $2 million.

         Income tax benefit (expense) for the years ended December 31, 1995, 1994 and 1993 consists of:

                                                                    Current         Deferred          Total
                                                                    -------         --------        ---------
                                                                              amounts in millions
                 Year ended December 31, 1995:
                          Federal                                   $(26)           $  85             $  59
                          State and local                             (8)              14                 6
                                                                    -----           -----             -----
                                                                    $(34)              99                65
                                                                    =====           =====             =====

                 Year ended December 31, 1994:
                          Federal                                   $(49)              (4)             (53)
                          State and local                            (11)               4               (7)
                                                                    -----           -----             -----
                                                                    $(60)              --              (60)
                                                                    =====           =====             =====

                 Year ended December 31, 1993:
                          Federal                                   $(12)            (110)            (122)
                          State and local                            (16)             (18)             (34)
                                                                    -----           ------            -----
                                                                    $(28)            (128)            (156)
                                                                    =====           ======            =====

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                                       Years ended December 31,
                                                                  ----------------------------------
                                                                 1995            1994            1993
                                                               --------        --------        --------
                                                                          amounts in millions
                 Computed "expected" tax benefit
                    (expense)                                $ 63                   (13)            (43)
                 Adjustment to deferred tax assets
                    and liabilities for enacted
                    change in Federal income
                    tax rate                                   --                    --             (76)
                 Amortization not deductible
                    for tax purposes                          (19)                  (12)            (13)
                 Minority interest in earnings
                    of consolidated subsidiaries               (3)                   (3)             (1)
                 Gain on sale of subsidiary
                    stock                                      43                    --              --
                 Gain recognized for tax
                    purposes on exchange of assets            (12)                   --              --
                 Recognition of losses of
                    consolidated partnership                   --                   (10)             (8)
                 State and local income taxes,
                    net of Federal income tax
                    benefit                                    (6)                   (9)            (22)
                 Valuation allowance on foreign
                    corporation                                --                   (10)             --
                 Other                                         (1)                   (3)              7
                                                             ----                ------            ----
                                                             $ 65                   (60)           (156)
                                                             ====                ======            ====


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                                            December 31,
                                                                                     ------------------------
                                                                                       1995            1994
                                                                                     --------        --------
                 Deferred tax assets:
                    Net operating loss carryforwards                              $  547                 478
                       Less-valuation allowance                                     (121)               (100)
                    Investment tax credit carryforwards                              118                 122
                       Less-valuation allowance                                      (41)                (36)
                    Alternative minimum tax credit carryforwards                      95                  88
                    Investments in affiliates, due principally to
                       losses of affiliates recognized for financial
                       statement purposes in excess of losses
                       recognized for income tax purposes                            176                 294
                    Future deductible amounts principally due
                       to non-deductible accruals                                     86                  35
                    Other                                                             --                   4
                                                                                  ------               -----
                           Net deferred tax assets                                   860                 885
                                                                                  ------               -----

                 Deferred tax liabilities:
                    Property and equipment, principally due
                       to differences in depreciation                              1,099               1,185
                    Franchise costs, principally due to differences
                       in amortization                                             3,566               2,600
                    Investment in affiliates, due principally to
                       undistributed earnings of affiliates                          263                 290
                    Intangible assets, principally due to
                       differences in amortization                                    42                 104
                    Leases capitalized for tax purposes                               53                  --
                    Other                                                            165                  83
                                                                                  ------               -----
                            Total gross deferred tax liabilities                   5,188               4,262
                                                                                  ------               -----
                            Net deferred tax liability                            $4,328               3,377
                                                                                  ======               =====

         The valuation allowance for deferred tax assets as of December 31, 1995 and 1994 was $162 million and $136 million, respectively.

         At December 31, 1995, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,089 million of which, if not utilized to reduce taxable income in future periods, $132 million expires in 2003, $116 million in 2004, $333 million in 2005, $316 million in 2006, $138 million in 2009 and $54 million in 2010. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $245 million and these net operating losses are subject to certain rules limiting their usage.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         At December 31, 1995, TCI Group had remaining available investment tax credits of approximately $63 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCI Group had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service for the years 1981 through 1992. A subsidiary of TCI Group has filed a petition in United States Tax Court protesting the disallowance of certain Transitional Investment Tax Credits and such issue will likely be litigated in 1996. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the combined financial position of TCI Group.

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. TCI Group has reflected the tax rate change in its combined statements of operations. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.

(13)     Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. The accompanying combined statements of operations do not reflect the allocation of corporate general and administrative costs through the date of the TCI/Liberty Combination in the aforementioned manner because the majority of the entities attributable to Liberty Media Group were owned, directly or indirectly, by Liberty Media Corporation for the majority of the periods presented herein. During the year ended December 31, 1995, Liberty Media Group was allocated $3 million in corporate general and administrative costs by TCI Group.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Prior to the determination by the Board to seek approval of stockholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         TCI Group has a 50.1% partnership interest in QE+Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group hold the remaining 49.9% partnership interest.

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $86 million of which was paid in 1995. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 aggregated $31 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

         Liberty Media Group also has the right to acquire an additional 10.1% general partnership interest in QE+ based on a formula designed to approximate the fair value of such interest. Such right is exercisable for a period of ten years beginning January 1, 1999 after QE+ has had positive cash flow for two consecutive calendar quarters. The right is exercisable only after all special capital contributions from TCI Group have been repaid, including any preferred return as discussed above.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined.
         In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $1 million for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Subsidiaries of Liberty Media Group lease satellite transponder facilities from TCI Group. Charges to Liberty Media Group for such arrangements for the years ended December 31, 1995, 1994 and 1993, aggregated $15 million, $8 million and $4 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $6 million, $7 million and $1 million for the years ended December 31, 1995 1994 and 1993, respectively.

         Subsequent to the TCI/Liberty Combination, TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Prior to the Distribution of the Liberty Group Stock, but subsequent to the TCI/Liberty Combination, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Prior to the TCI/Liberty Combination, Liberty Media Corporation separately managed the treasury activities of its subsidiaries. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

         The Board could determine from time to time that debt of TCI Group not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         For all periods prior to the Distribution, all financial impacts of equity offerings were attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to the Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock, the consideration for which is charged to Liberty Media Group, will be reflected entirely in the combined financial statements of Liberty Media Group, and the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group, will be attributed entirely to TCI Group.

         Subsequent to the Distribution, borrowings from or loans to TCI Group will bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         During the first quarter of 1995, Liberty Media Group acquired an additional interest in an investment previously accounted for under the cost method. Upon consummation of such transaction, Liberty Media Group is deemed to exercise significant influence over such entity and, as such, adopted the equity method of accounting. As a result, TCI Group restated its interest in Liberty Media Group, its unrealized gain on available-for-sale securities and accumulated deficit by $122 million, $127 million and $5 million, respectively, at December 31, 1994. The restatement resulted in an increase in the earnings from Liberty Media Group of $5 million for the year ended December 31, 1994.

         During 1995, BET Holdings, Inc. ("BET") repurchased a portion of its common stock. As a result of the repurchase, Liberty Media Group's ownership of BET was increased from 19% to 22%. Therefore, Liberty Media Group is deemed to exercise significant influence over BET and, accordingly, has adopted the equity method of accounting for its investment in BET. As a result, Liberty Media Group restated its financial statements, which resulted in a decrease in its investment in BET, its unrealized holding gains on available-for-sale securities, its deferred taxes and accumulated deficit of $44 million, $32 million, $18 million and $6 million, respectively, at December 31, 1994. In addition, TCI Group increased its earnings of Liberty Media Group by $2 million for each of 1994 and 1993.

(14)     Commitments and Contingencies

         During 1994, TCI Group, Comcast, Cox (collectively, the "Cable Partners") and Sprint formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, in which TCI Group owns an indirect 30% interest, the partners participated in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PCS licenses for 29 markets, including New York, San Francisco- Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         WirelessCo also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand

         During 1994, subsidiaries of Cox, Sprint and TCI Group also formed a separate partnership ("PhillieCo"), in which TCI Group owns a 35.3% interest. PhillieCo was the winning bidder in the first round auction for a PCS license for the Philadelphia market at a license cost of $85 million. To the extent permitted by law, the PCS system to be constructed by PhillieCo would also be affiliated with WirelessCo's nationwide network.

         WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.

         In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("New Telco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable Partners agreed to contribute their interests in TCG to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

         Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners, also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

         Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.


         In July, 1995, TCI Group entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCI Group and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

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


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Immediately following the completion of the Exchange Offer, TCI Group will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI Group and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCI Group believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCI Group has concluded that consummation of the transaction is not yet probable.
         No assurance can be given that the transaction will be consummated.


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


         On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by TCI Group. If the proposed resolution is accepted by the FCC, TCI Group will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises. The aggregate amount of such credits is approximately $9 million and had previously been accrued by TCI Group. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCI Group has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCI Group will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCI Group does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and TCI Group is awaiting action by the FCC.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $212 million at December 31, 1995. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         TCI Group is obligated to pay fees for the license to exhibit certain films that are released theatrically by various motion picture studios through December 31, 2005 (the "Film Licensing Obligations"). As of December 31, 1995, these agreements require minimum payments aggregating approximately $251 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, TCI Group has guaranteed up to $67 million of similar license fee obligations of another affiliate.

         TCI Group has also committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $95 million.


         TCI Group leases business offices, has entered into pole rental agreements and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements, amounted to $114 million, $75 million and $64 million in 1995, 1994 and 1993, respectively.


         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):


                 1996          $  66
                 1997             64
                 1998             59
                 1999             57
                 2000             51

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1995.

         Certain key employees of TCI Group hold restricted stock awards and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statement, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised.

         TCI Group has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Liberty Media Corporation:


        We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Liberty Media Corporation and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Liberty Media Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                             /s/ KPMG Peat Marwick LLP
                                 ------------------------
                                 KPMG Peat Marwick LLP


Denver, Colorado
March 18, 1994

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Operations

                          Year ended December 31, 1993

                                                                                           amounts in thousands,
                                                                                           except per share data
Revenue:
   Net sales from home shopping services                                                         $   942,940
   From Tele-Communications Inc. ("TCI") (note 9)                                                     44,074
   From cable and programming services                                                               166,242
                                                                                                 -----------
                                                                                                   1,153,256
                                                                                                 -----------
Cost of sales, operating costs and expenses:
   Cost of sales                                                                                     611,526
   Operating, selling, general and administrative                                                    442,142
   Charges by TCI (note 9)                                                                            10,856
   Compensation relating to stock
      appreciation rights (note 8)                                                                    40,366
   Depreciation                                                                                       24,958
   Amortization                                                                                       24,311
                                                                                                 -----------

                                                                                                   1,154,159
                                                                                                 -----------

         Operating loss                                                                                 (903)

Other income (expense):
   Interest expense to TCI (note 9)                                                                  (13,039)
   Other interest expense                                                                            (18,041)
   Interest income from TCI (note 9)                                                                   3,788
   Dividend and interest income, primarily from affiliates                                            19,761
   Share of earnings of affiliates, net (note 4)                                                      34,044
   Gain on sale of investment                                                                         31,972
   Loss on transactions with TCI (note 9)                                                            (30,296)
   Litigation settlements                                                                             (7,475)
   Other, net                                                                                         (1,303)
                                                                                                 -----------

         Earnings before income taxes and extraordinary item                                          18,508

Income tax expense (note 6)                                                                          (11,522)
                                                                                                 -----------

         Earnings before extraordinary item                                                            6,986

Extraordinary item-loss on early extinguishment of debt, net of
   taxes                                                                                              (2,191)
                                                                                                 -----------

         Net earnings                                                                                  4,795

Dividend requirement on preferred stocks (notes 7 and 8)                                             (31,972)
                                                                                                 -----------

Net loss attributable to common shareholders                                                     $   (27,177)
                                                                                                 ===========

Loss per share:

   Net loss before extraordinary item                                                            $     (0.19)
   Extraordinary item, net                                                                             (0.02)
                                                                                                 -----------
   Net loss attributable to common shareholders                                                  $     (0.21)
                                                                                                 ===========


See accompanying notes to consolidated financial statements.




                                                         Preferred Stock          Common Stock         Additional
                                                     -----------------------   ---------------------    paid-in   Retained
                                                      Class C      Class E     Class A      Class B     capital   earnings
                                                     ---------    ---------   ---------    ---------   ---------- ---------
                                                                                amounts in thousands
Balance at January 1, 1993                          $     4          16        76,036      43,340        323,855         --
   Dividends, including accretion on all
      classes of preferred stock                         --          --            --          --        (27,177)    (4,795)
   Dividends, including accretion on all
      classes of preferred stock not subject to
      mandatory redemption requirements                  --          --            --          --         19,229         --
   Cash dividends on Class E preferred
      stock                                              --          --            --          --         (9,743)        --
   Issuance of Class A common stock and
      Class E Preferred Stock upon
         conversion of preferred stock
          (note 9)                                       --          1          4,406          --          8,360         --
   Issuance of Class A common stock
      for acquisition (note 5)                           --          --         8,000          --        115,000         --
   Redemption of preferred stock (note 9)                (4)         --            --          --       (175,787)        --
   Acquisition and retirement of
      common stock (note 9)                              --          --          (928)         --        (17,611)        --
   Exchange of Class B common stock
      for Class A common stock                           --          --             1          (1)            --         --
   Accrued interest on note receivable
      from related party (note 8)                        --          --            --          --             --         --
   Prepayment of interest on note receivable
      from related party (note 8)                        --          --            --          --             --         --
   Net earnings                                          --          --            --          --             --      4,795
                                                    --------  ---------      --------   ---------     ----------   --------

Balance at December 31, 1993                        $    --          17        87,515      43,339        236,126          --
                                                    =======   =========      ========   =========     ==========   =========
                                                              Note
                                                            receivable       Total
                                                               from          stock-
                                                             related       holders'
                                                              party         equity
                                                          ------------     --------

Balance at January 1, 1993                                  (14,500)       428,751
   Dividends, including accretion on all
      classes of preferred stock                                 --        (31,972)
   Dividends, including accretion on all
      classes of preferred stock not subject to
      mandatory redemption requirements                          --         19,229
   Cash dividends on Class E preferred
      stock                                                      --         (9,743)
   Issuance of Class A common stock and
      Class E Preferred Stock upon
         conversion of preferred stock
          (note 9)                                               --         12,767
   Issuance of Class A common stock
      for acquisition (note 5)                                   --        123,000
   Redemption of preferred stock (note 9)                        --       (175,791)
   Acquisition and retirement of
      common stock (note 9)                                      --        (18,539)
   Exchange of Class B common stock
      for Class A common stock                                   --             --
   Accrued interest on note receivable
      from related party (note 8)                              (984)          (984)
   Prepayment of interest on note receivable
      from related party (note 8)                               984            984
   Net earnings                                                  --          4,795
                                                          ---------      ---------

Balance at December 31, 1993                                (14,500)       352,497
                                                          =========      =========


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                          Year ended December 31, 1993

                                                                                      amounts in thousands
                                                                                          (see note 3)
Cash flows from operating activities:
   Net earnings                                                                            $   4,795
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                                           49,269
      Compensation relating to stock appreciation rights                                      40,366
      Payment of compensation relating to stock appreciation
         rights                                                                              (21,541)
      Share of earnings of affiliates, net,                                                  (34,044)
      Loss on transactions with TCI                                                           30,296
      Deferred income tax benefit                                                            (12,206)
      Noncash interest and dividends                                                          (4,941)
      Gain on sale of investment                                                             (31,972)
      Litigation settlements                                                                   7,475
      Payment of premium received upon redemption of
         preferred stock investment                                                            8,248
      Loss on early extinguishment of debt, net of tax                                         2,191
      Other noncash charges                                                                    8,636
      Changes in operating assets and liabilities, net of effect of acquisitions:
            Change in receivables                                                            (15,318)
            Change in inventories                                                             (7,606)
            Change in due to/from
               TCI, other than repayment
               for commercial paper                                                           22,660
            Change in prepaid expenses                                                       (10,347)
            Change in payables and accruals                                                   43,810
                                                                                           ---------

                  Net cash provided by operating activities                                $  79,771
                                                                                           ---------


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          Year ended December 31, 1993

                                                                                      amounts in thousands
                                                                                          (see note 3)
Cash flows from investing activities:
   Cash paid for acquisitions                                                              $(264,180)
   Capital expended for property and equipment                                               (25,476)
   Additional investments in and
      loans to affiliates and others                                                         (48,155)
   Return of capital from affiliates                                                          84,750
   Collections on loans to affiliates and others                                              20,541
   Cash received on redemption of
      preferred stock investment                                                             104,336
   Proceeds from disposition of assets                                                        53,228
   Other investing activities, net                                                            (2,719)
                                                                                           ---------

               Net cash used by investing activities                                         (77,675)
                                                                                           ---------

Cash flows from financing activities:
   Borrowings of debt                                                                        291,314
   Repayments of debt                                                                       (317,326)
   Dividends on preferred stock                                                               (9,743)
   Cash paid for redemption of preferred stock                                               (12,338)
   Contributions by minority shareholders of subsidiaries                                     41,049
                                                                                           ---------

               Net cash used by financing activities                                          (7,044)
                                                                                           ---------

               Net decrease in cash and cash equivalents                                      (4,948)

Cash and cash equivalents at beginning of year                                                96,253
                                                                                           ---------

Cash and cash equivalents at end of year                                                   $  91,305
                                                                                           =========


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                               December 31, 1993

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation, those of all majority-owned subsidiaries and entities for which there is a controlling voting interest ("Liberty" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company made certain significant acquisitions in 1993 (see note 5).

         On January 27, 1994, Liberty and TCI entered into a definitive merger agreement (the "Merger Agreement"). Under the Merger Agreement, the transaction will be structured as a tax-free exchange of shares of Class A and Class B common stock of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company ("TCI/Liberty"). TCI stockholders will receive one share of TCI/Liberty common stock for each of their shares. Liberty common stockholders will receive 0.975 of a share of TCI/Liberty common stock for each of their shares. Holders of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock (the "Class E Preferred Stock") will receive one share of a substantially identical class of voting preferred stock of TCI/Liberty for each of their shares. The transaction is subject to the approval of both sets of shareholders as well as various regulatory approvals and other customary conditions. Subject to timely receipt of such approvals, which cannot be assured, it is anticipated the closing of such transaction will take place during 1994.

         In these notes to the consolidated financial statements, any reference to TCI in connection with the issuance of the Company's preferred stock includes subsidiaries of TCI.

(2)      Summary of Significant Accounting Policies

         Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have original maturities of three months or less.

         Investments

         Investments in which the ownership interest is less than 20% are generally carried at cost. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Property and Equipment

         Property and equipment, including significant improvements, is stated at cost which includes acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. Interest capitalized during the periods presented was not material.

         Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 15 years for cable distribution systems, 3 to 40 years for support equipment and buildings and 6 to 13 years for computer and broadcast equipment.

         Repairs and maintenance and any gains or losses on disposition of assets in their entirety are included in operations. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

         Franchise Costs

         Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by Liberty in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

         Excess Cost Over Acquired Net Assets

         Excess cost over acquired net assets consists of the difference between the cost of acquiring programming entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over 30 years.

         Other Intangible Assets

         Other intangible assets consist of amounts assigned to covenants not to compete and amounts (in excess of tangible assets) assigned to sports program rights agreements, affiliate agreements and distribution agreements. The amounts assigned to these agreements are amortized over the respective lives of the agreements ranging from 1 to 10 years.

         Net Sales

         Net Sales include merchandise sales and shipping and handling revenues, and are reduced by incentive discounts and sales returns to arrive at net sales. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days after the date of sale. An allowance for returned merchandise is provided based upon past experience.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Loss Per Common and Common Equivalent Share

         Loss per common share attributable to common shareholders for the year ended December 31, 1993 was computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding (130,574,056). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Supplemental Disclosures to Consolidated Statement of Cash Flows

         Cash paid for interest was $20,354,000, for the year ended December 31, 1993. Cash paid for income taxes during the year ended December 31, 1993 was $6,621,000.

         Significant noncash investing and financing activities for the year ended December 31, 1993 (amounts in thousands):

         Cash paid for acquisitions:
            Fair value of assets acquired                                                    $686,200
            Net liabilities assumed                                                          (197,536)
            Deferred tax asset recorded upon acquisition                                        1,115
            Common stock issued for acquisition                                              (123,000)
            Noncash contribution for acquisition                                              (32,673)
            Minority interests in equity of acquired entities                                 (69,926)
                                                                                             --------

                                                                                             $264,180
                                                                                             ========
         Liberty Class A common stock issued upon
            conversion of preferred stock                                                    $ 12,767
                                                                                             ========

         Note issued in exchange for Liberty Class A common
            stock                                                                            $ 18,539
                                                                                             ========

         Notes issued in redemption of preferred stocks                                      $163,057
                                                                                             ========

         Accreted and unpaid preferred stock dividends                                       $ 30,348
                                                                                             ========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)      Investments in Affiliates

         Summarized unaudited financial information for affiliates accounted for under the equity method, which operate in three related industries (see note 11) is as follows (amounts in thousands):

                                                                                           Year ended
                                                                                        December 31, 1993
                                                                                        -----------------
         Combined Operations
            Revenue                                                                        $ 2,131,210
            Operating expenses                                                              (1,595,103)
            Depreciation and amortization                                                     (199,304)
                                                                                           -----------

                  Operating income                                                             336,803

            Interest expense                                                                   (98,933)
            Other, net                                                                        (116,686)
                                                                                           -----------

                  Net earnings                                                             $   121,184
                                                                                           ===========

         The following table reflects the Company's share of earnings (losses) of the Company's investments accounted for under the equity method for the year ended December 31, 1993 (amounts in thousands):


         QVC, Inc. ("QVC")                                                                     $13,978
         Kansas City Cable Partners                                                             10,522
         US Cable of Lake County                                                                   637
         Columbia Associates, L.P.                                                              (5,256)
         Lenfest Communications, Inc.                                                           (6,710)
         Mile Hi Cablevision Associates, Ltd. ("Mile Hi")
            (see note 5)                                                                          (380)
         The Cable Partnerships of Country Cable and
            Knight-Ridder Cablevision, Inc.                                                     11,358
         Sunshine Network Joint Venture                                                           (957)
         American Movie Classics Company                                                        11,313
         Sioux Falls Cable Television                                                            1,788
         SportsChannel Chicago Associates                                                        5,859
         Home Team Sports Limited Partnership                                                   (7,076)
         Other investments                                                                      (1,032)
                                                                                               -------
                                                                                               $34,044
                                                                                               =======


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On November 11, 1993, Liberty entered into an agreement with the staff of the Federal Trade Commission pursuant to which Liberty agreed to divest all of its equity interests in QVC during an 18 month time period if QVC was successful in its offer to buy Paramount Communications, Inc. ("Paramount") and not to vote or otherwise exercise or influence control over QVC until such time as QVC withdrew its offer for Paramount. Simultaneously, Liberty agreed to withdraw from a stockholders agreement pursuant to which Liberty and certain other stockholders exercised control over QVC (the "Stockholders' Agreement"). On February 15, 1994, QVC terminated its offer for Paramount. Upon termination of such offer, Liberty has the right to be reinstated as a party to the Stockholders' Agreement so long as such option is exercised within 90 days after such termination. However, Liberty has not yet determined if it will rejoin the control group under the Stockholders' Agreement.

         On November 16, 1993, Liberty sold 1,690,041 shares of common stock of QVC to Comcast Corporation ("Comcast") for aggregate consideration of approximately $31,461,000. The sale to Comcast reduced Liberty's interest in QVC common stock (on a fully diluted basis) from 21.6% to 18.5%. Liberty continues to account for its investment in QVC under the equity method, although it no longer exercises significant control over such affiliate, pending the determination of whether it will rejoin the control group under the Stockholders' Agreement. Liberty will change to the cost method of accounting in the event it elects not to be reinstated as a party to the Stockholders' Agreement.

         Certain of the shares of stock of QVC owned by Liberty are subject to repurchase by QVC in the event that commitments to carry its programming are not met. Approximately 46% of the shares which the Company holds or would hold upon exercise or conversion of convertible securities, are "unvested" and are subject to such repurchase rights by QVC. QVC's repurchase rights with respect to QVC securities held by the Company are exercisable over a period of time, ending in the year 2004, if certain carriage commitments made by Satellite Services, Inc., ("SSI"), an indirect wholly owned subsidiary of TCI, are not met. Under the terms of a certain agreement pursuant to which the Company acquired from TCI a substantial number of the QVC securities it now beneficially owns, TCI has agreed to reimburse the Company in the event QVC exercises its right to repurchase certain of the "unvested" shares. Such reimbursement will be based on the value assigned such shares when the Company acquired them from TCI, which is substantially below the current market price of such shares. Pursuant to an agreement with Comcast and Mr. Barry Diller ("Diller"), Liberty may be required to sell approximately 1.63 million shares of QVC common stock to Diller. The purchase price under the Diller purchase right is $34.082 per share.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         On October 1, 1993 KCCP made an $80,000,000 distribution to the Company. The Company recorded the amount received as a reduction of its investment in KCCP. Approximately $63,174,000 was used to repay a note payable to KCCP, including accrued interest.

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Acquisitions

         On February 11, 1993, Liberty acquired 20,000,000 shares of the Class B Stock of Home Shopping Network, Inc. ("HSN") from RMS Limited Partnership ("RMS") for $58,000,000 in cash and 8,000,000 shares of Liberty Class A common stock. Liberty had previously acquired shares of common stock of HSN in 1992. Such common stock acquired in 1992 and the Class B Stock acquired represented 23.5% of the common equity and 65.6% of the controlling voting interest of HSN as of the date of acquisition. As a result of the acquisition of the controlling voting interest, HSN became a consolidated subsidiary of the Company for financial reporting purposes.

         On June 1, 1993, Liberty completed the purchase of approximately 16,000,000 shares of HSN common stock at a price of $7 per share. The shares had been tendered pursuant to a tender offer initiated by the Company in April 1993.

         On March 15, 1993, Mile Hi Cable Partners, L.P. ("New Mile Hi") completed the acquisition (the "Mile Hi Acquisition") of all the general and limited partnership interests in Mile Hi, the owner of the cable television system serving Denver, Colorado. New Mile Hi is a limited partnership formed among Community Cable Television ("CCT") a general partnership owned 50.001% by the Company and 49.999% by TCI, (78% limited partnership interest), Daniels Communications, Inc. ("DCI") (1% limited partner) and P & B Johnson Corp. ("PBJC") (21% general partnership interest), a corporation controlled by Robert L. Johnson, a member of the Company's Board of Directors. New Mile Hi is a consolidated subsidiary of the Company for financial reporting purposes. Liberty's investment in Mile Hi, which was previously accounted for under the cost method, was previously received from TCI.

         Prior to the Mile Hi Acquisition, the Company, indirectly owned a 32.175% interest in Mile Hi through its ownership of a limited partnership interest in Daniels & Associates Partners Limited ("DAPL"), one of Mile Hi's general partners. DAPL was liquidated on March 12, 1993, at which time a subsidiary of Liberty (and partner in DAPL) received a liquidating distribution consisting of its proportionate interest in DAPL's partnership interest in Mile Hi, representing the aforementioned 32.175% interest in Mile Hi. The subsidiary of Liberty also received a note receivable of approximately $50 million (the "Mile Hi Note") in novation of a loan receivable from DAPL in an equal amount. The subsidiary then was merged into Liberty Cable Partner, Inc. ("LCP") a wholly owned subsidiary of the Company and a general partner of CCT.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The total value of the Mile Hi Acquisition was approximately $180 million. Of that amount, approximately $70 million was in the form of Mile Hi debt paid at the closing. Another $50 million was in the form of the Mile Hi Note, which debt was assumed by New Mile Hi and then by CCT. Of the remaining $60 million, approximately $40 million was paid in cash to partners in Mile Hi in exchange for their partnership interests. The remaining $20 million of interest in Mile Hi was acquired by New Mile Hi through the contribution by LCP to CCT and by CCT to New Mile Hi of the 32.175% interest in Mile Hi received in the DAPL liquidation and by DCI's contribution to New Mile Hi of a 0.4% interest in Mile Hi.

         Of the $110 million in cash required by New Mile Hi to complete the transaction, $105 million was loaned to New Mile Hi by CCT and $5 million was provided by PBJC as a capital contribution to New Mile Hi. Of the $5 million contributed by PBJC, approximately $4 million was provided by CCT through loans to Mr. Johnson and trusts for the benefit of his children. CCT funded its loans to New Mile Hi and the Johnson interests by borrowing $93 million under its revolving credit facility and by borrowing $16 million from TCI in the form of a subordinated note.

         The acquisitions of HSN and all the general and limited partnership interests in Mile Hi were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been consolidated with those of the Company since their respective dates of acquisition. On a pro forma basis the Company's revenue would have been increased by approximately $111,208,000 for the year ended December 31, 1993, had the acquisition occurred prior to January 1, 1993. Earnings before extraordinary item, on a pro forma basis would have been decreased by approximately $9,378,000 for the year ended December 31, 1993. Net loss attributable to common shareholders and loss per common share would have increased by $14,429,000 and $0.11, respectively, for the year ended December 31, 1993. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated the acquired entities since prior to January 1, 1993.


(6)      Income Taxes

         Liberty files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. Liberty and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Certain of the Federal income tax returns of a less than 80% owned subsidiary of Liberty (the "Subsidiary") are presently under examination by the IRS. During 1993, the IRS completed its examination of the Subsidiary's Federal income tax returns for its 1989 and 1988 fiscal years, proposing adjustments of approximately $11 million, not including interest thereon. The adjustments related primarily to issues currently under protest for the Subsidiary's 1987 and 1986 fiscal years, including the Subsidiary's amortization of acquired FCC broadcast licenses and related intangible assets and the Subsidiary's deduction of certain royalty payments to a related party. The Subsidiary's management believes that it has valid positions related to the adjustments and intends to vigorously defend its interests. The Subsidiary has protested all proposed adjustments to the Appellate Division of the IRS. Management of the Subsidiary believes that the ultimate resolution of the matters will not have a material effect on the results of operations of the Subsidiary.

         On February 9, 1994, the IRS announced a comprehensive Settlement Initiative which broadly addresses intangibles issues currently being contested by various taxpayers. The intangibles issues currently being protested by the Subsidiary are subject to this Settlement Initiative. At this time, it is not certain whether the IRS will make a settlement offer to the Subsidiary, nor whether the Subsidiary would accept such an offer if made.

         The Financial Accounting Standards Board Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement No. 109 in 1993 and has applied the provisions of Statement No. 109 retroactively.

         Income tax benefit (expense) for the year ended December 31, 1993 consists of (amounts if thousands):


                Current Federal tax expense                                                     $(19,396)
                Current state tax expense                                                         (4,332)
                                                                                                --------
                                                                                                 (23,728)
                                                                                                --------

                Deferred Federal tax benefit                                                      11,423
                Deferred state tax benefit                                                           783
                                                                                                --------
                                                                                                  12,206
                                                                                                --------
                                                                                                $(11,522)
                                                                                                ========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Income tax benefit (expense) for the year ended December 31, 1993 differs from the amounts computed by the Federal tax rate of 35% as a result of the following (amounts in thousands):

         Computed expected tax expense                                                         $  (6,478)
         Dividends excluded for income tax
            purposes                                                                                 182
         Amortization not deductible for income
            tax purposes                                                                          (3,944)
         Excess executive compensation                                                              (689)
         Minority interest in consolidated
            corporate subsidiaries                                                                   386
         State and local income taxes, net of
            Federal income tax benefit                                                            (2,307)
         Effect of change in anticipated state tax
            rate                                                                                   2,043
         Effect of change in Federal tax rate                                                       (707)
         Other, net                                                                                   (8)
                                                                                               ---------
                                                                                               $ (11,522)
                                                                                               =========

         The significant components of deferred tax benefit for the year ended December 31, 1993 are as follows (amounts in thousands):


         Differences in recognition of earnings or losses of
            affiliates for income tax and financial statement
            purposes                                                                             $ 3,098
         Dividend income, including premium on redemption,
            recognized for financial statement purposes in excess
            of income recognized for income tax purposes                                            (814)
         Differences in recognition of compensation relating
            to stock appreciation rights and unearned
            compensation arrangements                                                              8,517
         Litigation settlement expenses recognized for financial
            statement purposes in excess of amount
            recognized for income tax purposes                                                     2,766
         Inventory costing                                                                         4,057
         Accrued liabilities for financial statement purposes
            in excess of amount recognized for income tax
            purposes attributable primarily to
            home shopping programming services                                                     3,200
         Utilization of net operating loss, capital loss,
            investment tax credit and alternative minimum tax
            credit                                                                                (8,931)
         Change in valuation allowance during the period                                            (134)
         Differences in depreciation and amortization for
            income tax and financial statement purposes                                             (871)
         Net benefit realized due to change in
            state and Federal income tax rates                                                     1,336
         Other, net                                                                                  (18)
                                                                                                 -------
                                                                                                 $12,206
                                                                                                 =======


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The valuation allowance for deferred tax assets as of December 31, 1993 was $2,017,000 as compared to $1,138,000 at December 31, 1992.

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. In addition, the Company recognized the benefit of a reduction in its state income tax rate relating to its receipt of favorable tax rulings from certain state tax authorities. The Company has reflected the tax rate changes in its consolidated statements of operations in accordance with the treatment prescribed by Statement No. 109. Such tax rate changes resulted in a net decrease of $1,336,000 in income tax expense.

(7)      Preferred Stocks Subject to Mandatory Redemption Requirements

         Class A Redeemable Convertible Preferred Stock

         The 10,794 shares of Class A Preferred Stock outstanding at December 31, 1992 held by TCI (representing 100% of the issued and outstanding shares at that time) were converted on January 15, 1993 in accordance to its terms, into 4,405,678 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E Preferred Stock. Such Class A Preferred Stock was retired and may not be reissued.

         Class B Redeemable Exchangeable Preferred Stock

         The Company is authorized to issue up to 106,000 shares of the Class B Preferred Stock. The aggregate number of shares of such Class B Preferred Stock that was issued to TCI and outstanding at December 31, 1993 is 105,353 shares (representing 100% of the issued and outstanding shares). The accretion rate for the Class B Preferred Stock is 8.5% per annum, compounded semi-annually.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         At the option of the Company, the shares of the Class B Preferred Stock are redeemable at any time, in whole or in part, at a redemption price equal to accreted value per share as of the redemption date, payable solely in cash, and at the option of the Company will also be exchangeable, in whole but not in part, for shares of a series of Class F Serial Preferred Stock or of any other class or series of preferred stock of the Company then authorized to be issued (the "Convertible Exchangeable Preferred Stock"), the rights, preferences and qualifications of which shall be substantially similar to those of the Class B Preferred Stock as to ranking, voting rights, rights of redemption for cash at the option of the Company and mandatory redemption on March 28, 2006. If the Company elects to issue shares of Convertible Exchangeable Preferred Stock in exchange for Class B Preferred Stock, such shares will be convertible, in whole or in part, at the option of the holder into shares of Liberty Class A common stock, but will not be exchangeable at such holder's option for TCI common stock. The holder will have optional redemption rights equivalent to those for the Class B Preferred Stock, as described below, but the Company will not have the right to satisfy its redemption obligations with respect thereto through the issuance of additional shares of Convertible Exchangeable Preferred Stock. The shares of Convertible Exchangeable Preferred Stock may accrete dividends at a rate different from the accretion rate then applicable to the shares of Class B Preferred Stock for which they are exchanged or may provide for the accrual and payment of cash dividends (which may or may not be cumulative). At the option of the Company, at any time after March 28, 1995, the shares of Convertible Exchangeable Preferred Stock will be exchangeable, in whole or in part, at the option of the holder into shares of Liberty Class A common stock (the "Convertible Subordinated Notes"). If the shares of Convertible Exchangeable Preferred Stock that are being exchanged for Convertible Subordinated Notes accrete dividends, then the Convertible Subordinated Notes will be zero coupon notes, the issue price of which shall be equal to the liquidation price of the shares of Convertible Exchangeable Preferred Stock for which they are exchanged as of the date of such exchange, and the principal amount of Exchangeable Preferred Stock at March 28, 2006. If the shares of Convertible Exchangeable Preferred Stock that are being exchanged for Convertible Subordinated Notes provide for the accrual and payment of cash dividends, the principal amount of such Convertible Subordinated Notes shall be equal to the liquidation price of the shares of Convertible Exchangeable Preferred Stock for which they are exchanged as of the date of such exchange, plus (to the extent not already included in such liquidation price) all accumulated or accrued and unpaid dividends, if any, to the date of such exchange and interest will accrue, and be payable semiannually, on such principal amount at a rate per annum equivalent to the annual dividend rate for such shares of Convertible Exchangeable Preferred Stock for which they are exchanged, except for such variations as may be appropriate to reflect the differences between debt securities and equity securities and except that such Convertible Subordinated Notes will not be exchangeable for another issue of Convertible Subordinated Notes.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In addition, at any time after March 28, 1995, the shares of Class B Preferred Stock shall each be exchangeable, at the Company's option, in whole but not in part, for zero coupon subordinated notes of the Company (the "Exchangeable Subordinated Notes"). The principal amount of such Exchangeable Subordinated Notes shall be equal to the accreted value of the shares for which they are exchanged as of March 28, 2006 (rounded down to the nearest $1,000) and the issue price of such Exchangeable Subordinated Notes (plus the amount of any cash adjustment payable in lieu of issuing Notes in other than authorized denominations) shall be equal to the accreted value of such shares as of the date of exchange. The terms of the Exchangeable Subordinated Notes shall otherwise be substantially similar to those of the Class B Preferred Stock for which they are exchanged, except for such variations as may be appropriate to reflect the differences between debt securities and equity securities and except that such exchangeable Subordinated Notes will be exchangeable at the option of the Company at any time after issuance thereof for Convertible Subordinated Notes of the Company, but will not be exchangeable or redeemable for shares of Convertible Exchangeable Preferred Stock or for another issue of Exchangeable Subordinated Notes. The rate at which the Exchangeable Subordinated Notes may be exchanged for shares of TCI common stock at the option of the holder shall be calculated so that the aggregate principal mount of the Exchangeable Subordinated Notes issued in exchange for shares of the Class B Preferred Stock will be exchangeable into the same aggregate number of shares of TCI common stock as the shares of Class B Preferred Stock for which they were exchanged.

         The shares of Class B Preferred Stock are also exchangeable or redeemable at the option of the holder as described below.

         The shares of Class B Preferred Stock, unless previously redeemed, will be exchangeable at the option of the holder at any time in whole or in part for shares of TCI common stock. The Company will have the option of delivering shares of TCI Class A common stock or TCI Class B common stock or any combination thereof upon such exchange. The exchange rate for the Class B Preferred Stock is 54.34 shares of TCI common stock for each share of Class B Preferred Stock, subject to adjustment under certain conditions.

         The exchange rights of the shares of Class B Preferred Stock will expire at the close of business on the business day immediately preceding March 28, 2006 or, in the case of shares of Class B Preferred Stock called for redemption or exchange, at the close of business on the date specified for such redemption or exchange, unless in either case the Company defaults in the payment of the redemption price or the making of the exchange.

         The Company deposited with an escrow agent all shares of TCI common stock acquired by the Company in connection with the Exchange. The TCI common stock is held by the escrow agent for delivery to holders of Class B Preferred Stock upon exchange. Upon surrender of shares of Class B Preferred Stock for exchange, the holder thereof shall be entitled to receive the shares of TCI common stock at the then applicable exchange rate. Any shares of TCI common stock remaining in escrow after March 28, 2006 will be returned to and become the sole property of the Company.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The holders of shares of Class B Preferred Stock may, by delivery of a written notice of demand (a "Demand Notice"), require the Company to redeem all shares of Class B Preferred Stock covered by such Demand Notice on March 28, 1996 and March 28, 2001 (each such date a "Special Redemption Date"), at a redemption price (the "Special Redemption Price") equal to the accreted value of such shares as of such Special Redemption Date.

         The Special Redemption Price will be payable by the Company, at its option, in cash, Liberty Class A common stock, Convertible Exchangeable Preferred Stock, TCI common stock, the Company's convertible subordinated extension notes due on March 28, 2006 (the "Non-Convertible Extension Notes", and together with the Convertible Extension Notes, the "Extension Notes") or any combination thereof; provided, however, that if any Convertible Extension Notes are issued as such payment, Convertible Extension Notes shall constitute no less than 25% of the Special Redemption Price and if Non-Convertible Extension Notes are issued as such payment, Non-Convertible Extension Notes shall constitute no less than 25% of the Special Redemption Price.

         Unless all outstanding shares of Class B Preferred Stock to be redeemed or exchanged are at the time held by TCI, the Company's right to redeem shares of Class B Preferred Stock through the delivery of Extension Notes or shares of Liberty Class A common stock, Convertible Exchangeable Preferred Stock or TCI common stock is subject to the Company satisfying various conditions.

         Class D Redeemable Voting Preferred Stock

         The Company is authorized to issue up to 18,000 shares of Class D Redeemable Voting Preferred Stock (the "Class D Preferred Stock"). The aggregate number of shares of such Class D Preferred Stock issued to TCI and outstanding at December 31, 1993 is 17,238 shares (representing 100% of the issued and outstanding shares). The accretion rate for the Class D Preferred Stock is 10% per annum, compounded semi-annually.

         The Class D Preferred Stock is redeemable at the option of the Company at any time and from time to time on and after March 28, 1996, in whole or in part, for a redemption price, payable solely in cash, equal to the accreted value per share of such class as of the redemption date. The Class D Preferred Stock is subject to a mandatory redemption requirement on March 28, 2006.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Originally, TCI had the exclusive right to elect a number of directors equal to not less than 20% (rounded upward to the nearest whole number) of the total number of members of the Company's Board of Directors for so long as all of the outstanding shares of Class D Preferred Stock are owned by TCI, voting together as a separate class. On March 26, 1993 in conjunction with the Recapitalization Agreement described in note 9, the terms of the Class D Preferred was amended to reduce the number of directors elected by the holders of the Class D Preferred from 20% of the total number of the Company's Board of Directors to 11% (which shall include the right to fill any vacancy created by the death or resignation of any director elected by the holders of Class D Preferred Stock or by the removal by such holders of any director elected by them, and to elect such number of additional directors to fill any newly created directorships as is necessary to maintain such level of representation). In the event that TCI ceases to own in the aggregate 100% of the outstanding shares of Class D Preferred Stock, the foregoing special voting rights of such class shall terminate.


(8)      Stockholders' Equity

         (a)   Preferred Stocks Not Subject to Mandatory Redemption Requirements

         Class C Redeemable Exchangeable Preferred Stock

         On March 26, 1993, 399,299 shares of Class C Redeemable Exchangeable Preferred Stock (the "Class C Preferred Stock") held by TCI (representing 100% of the issued and outstanding shares) were repurchased and retired and may not be reissued.

         Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock

         The Company is authorized to issue 2,000,000 shares of Class E Preferred Stock. The Company issued 1,620,026 shares of Class E Preferred Stock on March 12, 1992. When issued, the shares had a liquidation value of $100 per share. Dividends accrue on the Class E Preferred Stock at the rate of 6% per annum and are payable on March 1 of each year in cash or, at the option of the Company, in whole or in part, in shares of its Class A common stock. No interest or additional dividends will accrue or be payable on accumulated, accrued and unpaid dividends.

         The Class E Preferred Stock is redeemable at the option of the Company at any time or from time to time, in whole or in part, for a redemption price payable solely in cash equal to the liquidation value of each share (including any accrued and unpaid dividends). There is no mandatory redemption requirement.

         In addition, the shares of Class E Preferred Stock may, at any time, at the option of the Company, be exchanged in whole for junior subordinated notes of the Company (the "Junior Exchange Notes"). The principal amount of the Junior Exchange Notes shall be equal to the liquidation value of each share (including accrued and unpaid dividends) on the exchange date.

         The Junior Exchange Notes will bear interest, payable annually, at a rate equal to the prevailing Fifteen Year Treasury Rate (as defined) plus 2.15% and will have a maturity date 15 years from the date of issuance.
                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Class F Serial Preferred Stock

         The Company is authorized to issue 5,000,000 shares of Class F Serial Preferred Stock (the "Class F Preferred Stock") in one or more series and to fix and state the designations, powers, preferences, qualifications, limitations, restrictions and relative rights of the shares of each such series. At any time that shares of any class or series of the above-described preferred stock (other than the Class F Preferred Stock) are issued and outstanding, the number of shares of Class F Preferred Stock of any series that may be issued shall not exceed the difference between five million (the number of Class F Preferred Stock currently authorized) and the sum of (i) the number of shares of all classes and series of the above-described preferred stock (other than the Class F Preferred Stock) issued and outstanding and (ii) the number of shares of all series of Class F Preferred Stock issued and outstanding, in each case at the time the resolution of the Board of Directors authorizing the issuance of shares of such series of Class F Preferred Stock is adopted.

         (b)     Common Stock

         General

         Liberty is authorized to issue 300,000,000 Class A shares and 100,000,000 Class B shares. Liberty had 87,515,378 Class A shares and 43,338,720 Class B shares outstanding at December 31, 1993.

         The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

         Stock Option

         The Company has an employment agreement with an officer (who is also a director). Pursuant to this agreement, such officer was granted an option to acquire 100,000 shares of Liberty Class B common stock at a purchase price of $256 per share (reflects actual shares issued). The employment agreement was amended and the option was exercised with cash and a $25,500,000 note. This note bears interest at 7.54% per annum. During October 1991, such officer tendered to the Company in partial payment of such note, 800,000 shares of TCI Class B common stock, resulting in a net reduction of $12,195,000 in the amount payable under the note.

         The 100,000 shares issued by Liberty upon exercise of this option, together with all subsequent dividends and distributions thereon, including shares issued in connection with certain stock splits of the Company (collectively totaling 16,000,000 shares of Liberty Class B common stock and 200,000 shares of Class E Preferred Stock at December 31, 1993, the "Option Units"), are subject to repurchase by the Company under certain circumstances. The Company's repurchase right will terminate as to 20% of the Option Units per year, commencing March 28, 1992, and will terminate as to all of the Option Units in the event of death, disability or under certain other circumstances.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         On October 24, 1992, said officer of the Company entered into a letter agreement with respect to the timing and method of payment under the promissory note and the release of the 200,000 shares of Class E Preferred Stock from the collateral securing the promissory note. A payment of approximately $984,000 for all interest accruing during calendar 1993 (after giving effect to a discount at the rate of 7.54% per annum to reflect the time value of money received prior to the scheduled payment date) was made in March 1993. After giving effect to the payment and the terms of the letter agreement, the remaining principal balance on the note is approximately $14,500,000. The next scheduled payment will be on October 24, 1994 in the principal amount of approximately $4,300,000 plus interest accrued from December 31, 1993 to the payment date.

         Stock Plan

         The Company has a Stock Incentive Plan (the "Stock Plan") in order to provide a special incentive to officers and other persons. Under the Stock Plan, stock options, stock appreciation rights, restricted stock and other awards valued by reference to, or that are otherwise based on, the value of Class A common stock may be granted in respect to a maximum of 40,000,000 shares of Class A common stock. Shares to be delivered under the Stock Plan will be available from authorized but unissued shares of Class A common stock or from shares of Class A common stock reacquired by the Company. Shares of Class A common stock that are subject to options or other awards that terminate or expire unexercised will return to the pool of such shares available for grant under the Stock Plan.

         In June 1993, the Company granted an aggregate of 56,000 non-qualified stock options with stock appreciation rights to certain officers and key employees under the Stock Plan. Each option is exercisable for one share of Class A common stock at an exercise price of $19.08. The options vest in five equal annual installments commencing June 3, 1994 and expire in June 2003. Estimates of compensation relating to these stock options with stock appreciation rights have been recorded through December 31, 1993, but are subject to future adjustments based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

         Stock Appreciation Rights

         The Company has granted to certain of its officers stock appreciation rights with respect to 2,240,000 shares of Liberty Class A common stock. These rights have an adjusted strike price of $0.80 per share, become exercisable and vest evenly over seven years. Stock appreciation rights expire on March 28, 2001. Estimates of compensation relating to these stock appreciation rights have been recorded through December 31, 1993, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised. Stock appreciation rights with respect to 526,000 shares were exercised on October 29, 1993 and on November 2, 1993 stock appreciation rights with respect to 240,000 shares were exercised resulting in an aggregate payment of $21,541,200 (the difference between the market price and exercise price on the dates exercised) to the officers exercising such rights.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         Estimated compensation relating to these stock appreciation rights has been recorded through December 31, 1993, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised.

(9)      Transactions with TCI and Other Related Parties

         Certain subsidiaries of Liberty produce and/or distribute sports and other programming to cable television operators (including TCI) and others. Charges to TCI are based upon customary rates charged to others.

         Certain subsidiaries of Liberty purchase, at TCI's cost plus an administrative fee, certain pay television and other programming through a subsidiary of TCI. In addition, HSN pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges to TCI were approximately $10,650,000 for the year ended December 31, 1993.

         Pursuant to a Cable Television Management Agreement, a subsidiary of TCI provides management services for cable television systems owned by CCT. The subsidiary receives a fee equal to 3% of the gross cable television revenue of the partnership.

         Liberty has an 11.6% note payable to TCI with a principal amount of $76,952,000 which is due on February 1, 1997 and is secured by the Company's partnership interest in CCT and in the Mile Hi Note. In addition, Liberty has a 6% note payable to TCI with a principle amount of $104,644. A subsidiary of Liberty also has a 6% note payable to TCI totaling $4,322,000.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         CCT has a note payable to TCI of approximately $58 million, including accrued interest, due January 1, 2000. The note bears interest at 8% per annum. Additionally, CCT has approximately $36 million, including accrued interest, in notes receivable from TCI due January 1, 2000. The notes receivable earn interest at 11.6% per annum.


         On March 26, 1993, Liberty and TCI and certain of their respective subsidiaries entered into a series of agreements regarding the repurchase by Liberty of certain shares of its common and preferred stock from TCI and the purchase by TCI of certain cable television investments from Liberty and on June 3, 1993, Liberty completed the transactions contemplated by said agreements. The first such agreement (the "Recapitalization Agreement") was between Liberty, TCIL and Tele-Communications of Colorado, Inc. ("TCIC") both of which are wholly owned subsidiaries of TCI. The Recapitalization Agreement provided for the Company's repurchase of 927,900 shares of Liberty Class A common stock owned by TCIL, and repurchase of all of the outstanding shares of the Class C Preferred Stock. Liberty paid an aggregate purchase price for the Class C Preferred Stock of approximately $175 million and approximately $19 million for the shares of Class A common stock. The aggregate price of approximately $194 million was satisfied by delivery of approximately $12 million in cash and four promissory notes totaling approximately $182 million. The shares of Class A common stock sold by TCIL are part of those received upon conversion of the Class A Preferred Stock into 4,405,678 shares of Liberty Class A common stock and 55,070 shares of Class E Preferred Stock.

         In connection with the Recapitalization Agreement, TCIC and LCP entered into an Option-Put Agreement (the "Option-Put Agreement") which was amended on November 30, 1993. Under the amended Option-Put Agreement, between June 30, 1994 and September 28, 1994, and between January 1, 1996 and January 31, 1996, TCIC will have the option to purchase LCP's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, LCP will have the right to require TCIC to purchase LCP's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount from June 3, 1993.

         Also on June 3, 1993, Liberty and a subsidiary of TCI entered into the second such agreement (the "Purchase and Sale Agreement") pursuant to which a TCI subsidiary purchased from the Company a 16% limited partnership interest in Intermedia Partners from LCP and all of LCP's interest in a special allocation of income and gain of $7 million under the partnership agreement of Intermedia Partners, for a purchase price of approximately $9 million (which resulted in a loss in the Company's statement of operations of approximately $22 million). Also pursuant to which TCI has an option to purchase the Company's remaining 6% interest in Intermedia Partners prior to December 31, 1995 for approximately $3.6 million plus interest at 8% per annum from June 3, 1993 (which resulted in a provision for impairment of investment in the Company's statement of operations of approximately $8 million). The Company's obligation to sell such partnership interest and to grant such option were conditioned upon consummation of the transactions contemplated by the Recapitalization Agreement.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(10)     Commitments and Contingencies


         The Company has long-term sports program rights contracts which require payments through 1998. Future payments by year are as follows (amounts in thousands):

                 1994                                  $15,345
                 1995                                   11,503
                 1996                                    8,580
                 1997                                    5,926
                 1998                                    1,300

         Liberty leases business offices, has entered into pole rental agreements and transponder lease agreements, and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to approximately $22,515,000, for the year ended December 31, 1993.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):

                 1994                                  $22,810
                 1995                                   20,029
                 1996                                   19,526
                 1997                                   19,296
                 1998                                   14,985


         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1994.

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2006 (the "Film License Obligations"). As of December 31, 1993, these agreements require minimum payments aggregating approximately $189 million. The aggregate amount of the Film License Obligations is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(11)     Information About Liberty's Operations

         Liberty operates primarily in the United States in two industry segments, cable television systems ("Cable") and production and distribution of cable television programming services ("Programming"). Home shopping is a programming service which includes a retail function. Separate amounts have been provided for home shopping programming services to enhance the reader's understanding of the Company. Operating income is total revenue less operating costs and expenses which includes an allocation of corporate general and administrative expenses. Liberty has investments, accounted for under the equity method, which also operate in the United States in the Cable and Programming industries. The following is selected information about Liberty's operations for the year ended December 31, 1993.

                                                              Home
                                             Corporate      Shopping      Cable      Programming      Total
                                             ---------      --------    ---------    -----------    ---------
                                                                    amounts in thousands

            Revenue                          $       --     942,940       56,744       153,572       1,153,256
                                             ==========     =======      =======       =======       =========
            Revenue from TCI                 $       --          --           --        44,074          44,074
                                             ==========     =======      =======       =======       =========
            Operating income (loss)          $  (43,327)     15,975        9,834        16,615            (903)
                                             ===========    =======      =======       =======       =========
            Depreciation and
               amortization                  $      164      24,029       11,169        13,907          49,269
                                             ==========     =======      =======       =======       =========
            Capital expenditures,
               including acquisitions        $      426      13,156        8,374         3,520          25,476
                                             ==========     =======      =======       =======       =========


(12)     Quarterly Financial Information (Unaudited)

                                                     1st            2nd            3rd           4th
                                                   Quarter        Quarter        Quarter       Quarter
                                                   -------        -------        -------       -------
                                                                          amounts in thousands,
                                                                          except per share data
          1993:
          ----
          Revenue                                  $179,072        303,685       313,083      357,416
          Operating income (loss)                  $  2,089         (2,603)        1,302       (1,691)
          Gain on sale of investment               $ 10,613             --            --       21,359
          Loss on transactions with TCI            $     --        (30,296)           --           --
          Extraordinary item, net                  $ (1,792)          (399)           --           --
          Net earnings (loss)                      $ 10,454        (18,016)       11,161        1,196
          Net earnings (loss) attributable to
             common shareholders                   $   (441)       (27,520)        5,429       (4,645)
          Primary and fully diluted
             earnings (loss) per common and
             common equivalent share               $   0.00          (0.21)         0.04        (0.04)

                                   PART III.


Item 10.         Directors and Executive Officers of the Registrant.

         The following lists the directors and executive officers of Tele-Communications, Inc. ("TCI" or the "Company"), their birth dates, a description of their business experience and positions held with the Company as of January 31, 1996. Directors of TCI are elected to staggered three-year terms with one-third elected annually. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders held during the year footnoted opposite their names. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

             Name                                                   Positions
 ----------------------------          ------------------------------------------------------------------
 Bob Magness (3)                       Chairman of the Board and director of TCI since June of 1994 and  of TCI
 Born June 3, 1924                     Communications, Inc. ("TCIC")  (predecessor company to TCI)  since 1973;
                                       TCIC director since 1968.


 John C. Malone (1)                    TCI director since June of  1994; Chief Executive Officer  and President
 Born March 7, 1941                    of  TCI since  January of  1994; Chief  Executive Officer  of TCIC  from
                                       March  of 1992 to  October of 1994  and President  of TCIC from  1973 to
                                       October  of  1994;  Chairman  of   the  Board  and  director   of  Tele-
                                       Communications  International, Inc. since  May 1995; is  President and a director  of many  of  the Company's  subsidiaries;  also a  director of
                                       Turner  Broadcasting System,  Inc., BET  Holdings,  Inc., Home  Shopping
                                       Network, Inc. and The Bank of New York; TCIC director since 1973.

 Donne  F. Fisher (2)                  Executive Vice President of  TCI from January of 1994 through January 1,
 Born May 24, 1938                     1996; on January 1, 1996, Mr. Fisher  resigned his position as Executive
                                       Vice President of TCI;   Executive Vice President of TCIC from  December
                                       of 1991 to  October of  1994; was  previously Senior  Vice President  of
                                       TCIC since  1982 and Treasurer  since 1970;  TCI director since  June of
                                       1994;   TCIC  director   since   1980;  also   a  director   of  General
                                       Communication, Inc.

 John W. Gallivan (3)                  Chairman  of  the  Board of  Kearns-Tribune  Corporation  ("Kearns"),  a
 Born June 28, 1915                    newspaper  publishing  concern; also  a director  of Silver  King Mining
                                       Company; TCI director  since June of  1994; TCIC director  from 1980  to
                                       August of 1994.  Reinstated as TCIC director in January of 1996.

 Kim Magness (2)                       TCI director since  June of 1994; TCIC  director from 1985 to  August of
 Born May 17, 1952                     1994; reinstated as TCIC director  in January of 1996.  Manages numerous personal and  business investments, and  is Chairman and  President of a company developing liners for irrigation canals.

 Robert A. Naify (1)                   TCI director since  June of 1994; TCIC  director from 1987 to  August of
 Born February 17, 1922                1994;  also Co-Chairman,  Co-Chief Executive  Officer and  a director of
                                       The Todd-AO Corporation.

                                                                     (continued)





                                     III-1

             Name                                                   Positions
 ----------------------------          ------------------------------------------------------------------
 Jerome H. Kern (3)                    TCI director since June  of 1994; TCIC director from December of 1993 to
 Born June 1, 1937                     August  of  1994;  director of  Tele-Communications  International, Inc.
                                       ("International"),  a subsidiary  of  TCI, since  May,  1995; also  is a senior  partner  with  the law  firm  of  Baker &  Botts,  L.L.P., since
                                       September of  1992.  Prior to joining Baker  & Botts, L.L.P., was senior partner with the  Law Offices of Jerome H. Kern  from January 1, 1992 to
                                       September 1, 1992 and, prior  to that, was a senior partner with the law firm of Shea & Gould from 1986 through December 31, 1991.

 Tony Coelho (1)                       TCI director since  June, 1994; Appointed  TCIC director  from March  of
 Born June 14, 1942                    1994 to August  of 1994; is  chairman  of  the  board and  chief executive officer of ETC w/tci  (TCI's newly formed education  division)
                                       since October 1995;  President  and Chief Executive  Officer of
                                       Wertheim  Schroder Investment  Services from 1990 to June of 1995 and;
                                       Managing Director  of Wertheim Schroder  &  Co., Incorporated from 1989 to June of 1995; also a director of Circus Circus Enterprises, Inc., ICF
                                       Kaiser  International,  Inc., Service  Corporation  International,
                                       Specialty Retail Group, Inc., and Tanknology Environmental, Inc.

 Stephen M. Brett                      Executive  Vice President,  General Counsel and  Secretary of  TCI since
 Born September 20, 1940               January of  1994.   Appointed  TCI  Senior  Vice President  and  General
                                       Counsel of TCIC  as of December of  1991.  Vice President  and Secretary
                                       and a  director of  most of  TCI's subsidiaries.   From  August of  1988
                                       through  December  of  1991,  was  Executive  Vice  President-Legal  and
                                       Secretary  of  United  Artists Entertainment  Company  ("UAE")  and  its
                                       predecessor, United Artists Communications, Inc. ("UACI").

 Fred A. Vierra                        Executive Vice President of TCI since January of  1994.  Chairman of the
 Born November 9, 1931                 Board  and Chief Executive  Officer of International  since October of
                                       1994.   Vice Chairman of the Board of International since May of 1995.
                                       Executive  Vice President  of  TCIC  from December  of  1991  to
                                       October of 1994.   Was President, Chief Operating Officer and a director
                                       of UAE from May of 1989 through December of 1991.

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

             Name                                                   Positions
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

 Larry E. Romrell                      Executive Vice  President of TCI since January of 1994. President of TCI
 Born December 30, 1939                Technology  Ventures, Inc.,  a  wholly-owned  subsidiary of  TCI,  since
                                       September of 1994 and  a director of same since December of 1994; Senior
                                       Vice  President of  TCIC from 1991  to October of  1994; previously held
                                       various   executive  positions   with   WestMarc  Communications,   Inc.
                                       ("WestMarc"), a wholly-owned subsidiary of TCI.

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


_______________________________

(1)  Director's term expires in 1996.
(2)  Director's term expires in 1997.
(3)  Director's term expires in 1998.

                                                                     (continued)





                                     III-3

    Mr. J. C. Sparkman, previously an Executive Vice President of TCI, retired in March of 1995 and Mr. R. E. Turner resigned from the Board of Directors in October of 1995.

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

    Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCI with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCI believes that, during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one report, covering one transaction, was filed late by Mr. Robert Thomson, an officer of the Company, and except that two reports, one covering shares held by minor children and one covering a transaction relating to the exercise of stock options, were filed late by Mr. Bernard Schotters, another officer of the Company.

Item 11.     Executive Compensation.

    (a)      Summary Compensation Table of Tele-Communications, Inc.

         On August 3, 1995, TCI amended its Restated Certificate of Incorporation to, among other things, (i) redesignate the TCI Class A Common Stock as "Tele-Communications, Inc. Series A TCI Group Common Stock" ("Series A Stock") and TCI's Class B Common Stock as "Tele-Communications, Inc. Series B TCI Group Common Stock" ("Series B Stock") and (ii) authorize two additional series of TCI common stock, designated as "Tele-Communications, Inc. Series A Liberty Media Group Common Stock" ("Liberty Series A Stock") and "Tele-Communications, Inc. Series B Liberty Media Group Common Stock" ("Liberty Series B Stock"). Thereafter, TCI distributed to the holders of TCI common stock one-fourth of a share of the corresponding series of Liberty Media Group common stock in respect of each share of TCI Group common stock held of record as of August 4, 1995, the record date for such distribution (the "Distribution"). Certain of the stock options with tandem stock appreciation rights relative to Series A Stock and Liberty Series A Stock indicated in the following tables were granted prior to the foregoing redesignation and Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Liberty Series A Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Liberty Series A Stock.

         The following table shows, for the three years ended December 31, 1995, all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TCI, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1995:




































                                                            Long-Term Compensation
                                                            ----------------------
                               Annual Compensation                 Awards
                        --------------------------------    ----------------------
                                                Other
                                                Annual         Restricted
                                                Compen-           Stock           Options/         All Other
                                                sation          Award(s)            SARs         Compensation
Position                Year    Salary ($)       ($)              ($)               (#)              ($)
--------                ----   -----------   -----------    ----------------   -------------   ----------------
Bob Magness            1995    $850,000           ---              ---         1,250,000 (7)   $17,500 (10)(11)
Chairman of the        1994    $830,769           ---              ---               ---       $ 2,500 (11)
   Board               1993    $800,000           ---              ---               ---       $ 2,500 (11)

John C. Malone         1995    $850,000 (1)  $  3,758 (3)          ---         1,250,000 (7)   $17,500 (10)(11)
President and Chief    1994    $821,731 (1)  $  2,610 (3)          ---               ---       $17,500 (10)(11)
   Executive Officer   1993    $800,000 (1)  $  2,726 (3)          ---               ---       $17,500 (10)(11)

Fred A. Vierra         1995    $650,000 (2)  $  3,207 (3)   $  380,625 (5)       400,000 (7)   $15,000 (10)
Executive Vice         1994    $669,613 (2)  $  1,024 (3)          ---           250,000 (8)   $15,000 (10)
   President           1993    $623,617 (2)  $    263 (3)          ---           125,000 (9)   $15,000 (10)

Brendan R. Clouston    1995    $550,000      $  3,181 (3)   $2,062,500(6)      1,000,000 (7)   $15,000 (10)
Executive Vice         1994    $525,000      $  1,000 (3)          ---           625,000 (8)   $15,000 (10)
   President           1993    $519,231      $    263 (3)          ---           625,000 (9)   $15,000 (10)

Donne F. Fisher        1995    $450,000      $341,670 (3)(4)       ---                  ---    $17,500 (10)(11)
Executive Vice         1994    $440,385      $388,135 (3)(4)       ---           250,000 (8)   $17,500 (10)(11)
   President           1993    $400,000      $432,860 (3)(4)       ---                  ---    $17,500 (10)(11)

____________________

                                                                     (continued)





                                     III-4

(1) Includes deferred compensation of $320,000 in 1995, $320,000 in 1994 and $150,000 in 1993.

(2) Includes deferred compensation of $250,000 in each of the years presented.

(3) Consists of amounts reimbursed during the year for the payment of taxes. During 1995, 1994 and 1993, a total of $5,673, $4,138 and
         $864, respectively, was paid to Mr. Fisher.

(4) Includes $335,997, $383,997 and $431,996 dividend income received on WestMarc preferred stock which is subject to forfeiture.

(5) International, a majority owned subsidiary of TCI, has a stock incentive plan (the "International Plan") which is subject to the approval of the International shareholders. On December 13, 1995, pursuant to the International Plan, Mr. Vierra was granted 15,000 restricted shares of Series A Tele-Communications International, Inc. common stock ("TINTA Series A Stock"). Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining shares 50% on December 13, 2000. The value of such restricted stock award was $341,250 at the end of 1995 based upon the closing price of TINTA Series A Stock on December 29, 1995. International has not paid cash dividends on TINTA Series A Stock and does not anticipate declaring and paying cash dividends on the TINTA Series A Stock at any time in the foreseeable future.

(6) The Company has a stock incentive plan, the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). On December 13, 1995, pursuant to the 1994 Plan, Mr. Clouston was granted 100,000 restricted shares of Series A Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining shares 50% on December 13, 2000. The value of such restricted stock award was $1,987,500 at the end of 1995 based upon the closing price of Series A Stock on December 29, 1995. TCI has not paid cash dividends on the Series A Stock and does not anticipate declaring and paying cash dividends on the Series A Stock at any time in the foreseeable future.

(7) For additional information regarding this award, see Option/SAR Grants Table below.

(8) On November 17, 1994, pursuant to the 1994 Plan, certain executive officers and other key employees were granted an aggregate of 3,191,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock at an adjusted purchase price of $16.50 per share and an aggregate of 797,750 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $22.00 per share. Such options vest evenly over five years, became exercisable beginning on November 17, 1995 and expire on November 17, 2004. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of
         (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

                                                                     (continued)





                                     III-5

(9) On October 12, 1993 certain executive officers and other key employees were granted an aggregate of 1,355,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock at an adjusted purchase price of $12.50 per share and an aggregate of 338,750 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase an aggregate of 600,000 shares of Series A Stock was made to Messrs. Clouston and Vierra at an adjusted purchase price of $12.50 per share and an aggregate of 150,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $16.75 per share. Such options vest evenly over four years, first became exercisable on October 12, 1994 and expire on October 12, 2003. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company
         (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1994 Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the 1994 Plan determines otherwise.

(10) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of TCI are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

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

         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so, at any time. The ESPP provides for full and immediate vesting of all participants' rights upon termination. In each of the years ending December 31, 1995, 1994 and 1993, TCI contributed $15,000 to the ESPP for Dr. Malone and Mr. Fisher. In the year ending December 31, 1995, TCI contributed $15,000 to the ESPP for Mr. Magness.

(11) Includes fees paid to directors for attendance at each meeting of the Board of Directors ($500 per meeting). During 1995, 1994 and 1993, a total of $2,500 of such fees, respectively, were paid to each of Dr. Malone, Mr. Magness and Mr. Fisher.

                                                                     (continued)





                                     III-6

    (b) Option/SAR Grants Table of Tele-Communications, Inc. The following table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers of TCI during the year ended December 31, 1995:

                        Number of
                        Securities
                        Underlying      % of Total
                         Options/      Options/SARs                     Market
                           SARs          Granted       Exercise or     Price on                           Grant Date
                          Granted      to Employees    Base Price     Grant Date       Expiration       Present Value
Name                        (#)       in Fiscal Year     ($/Sh)         ($/Sh)            Date               ($)
----                    -----------  ----------------  -----------    -----------     -------------    ---------------
Bob Magness
   Series A            1,000,000          (1)            $17.00        $20.625 (5)     August 4, 2005    $14,133,800 (8)
   Liberty Series A      250,000          (1)            $24.00        $26.25  (6)     August 4, 2005    $ 4,543,150 (9)

John C. Malone
   Series A            1,000,000          (2)            $17.00        $20.625 (5)     August 4, 2005    $14,133,800 (8)
   Liberty Series A      250,000          (2)            $24.00        $26.25  (6)     August 4, 2005    $ 4,543,150 (9)

Fred A. Vierra
   TINTA Series A        400,000          (3)            $16.00        $25.375 (7)     August 4, 2005    $ 6,913,440 (10)

Brendan R. Clouston
   Series A            1,000,000          (4)            $17.00        $20.625 (5)     August 4, 2005    $14,133,800 (8)

_________________________

(1) On December 13, 1995, pursuant to an incentive plan subject to the approval of shareholders (the "1996 Plan"), certain executive officers of TCI, including Dr. Malone and Mr. Magness, were granted an aggregate of 2,000,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock and 1,100,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005. Mr. Magness' grant of 1,000,000 options in tandem with stock appreciation rights to purchase Series A Stock represents 50% of the total options granted to purchase Series A Stock pursuant to the 1996 Plan and, together with the options granted to purchase Series A Stock described in note 4 below, represents 13.5% of all options granted in 1995 to purchase Series A Stock. Additionally, Mr. Magness' grant of 250,000 options in tandem with stock appreciation rights to purchase Liberty Series A Stock represents 22.7% of the total options granted to purchase Liberty Series A Stock pursuant to the 1996 Plan and, together with the options granted to purchase Liberty Series A Stock described in note 4 below, represents 11.3% of all options granted in 1995 to purchase Liberty Series A Stock.

(2) Dr. Malone's grant of 1,000,000 options in tandem with stock appreciation rights to purchase Series A Stock represents 50% of the total options granted to purchase Series A Stock pursuant to the 1996 Plan and, together with the options granted to purchase Series A Stock described in note 4 below, represents 13.5% of all options granted in 1995 to purchase Series A Stock. Additionally, Dr. Malone's grant of 250,000 options in tandem with stock appreciation rights to purchase Liberty Series A Stock represents 22.7% of the total options granted to purchase Liberty Series A Stock pursuant to the 1996 Plan and, together with the options granted to purchase Liberty Series A Stock described in note 4 below, represents 11.3% of all options granted in 1995 to purchase Liberty Series A Stock.

                                                                     (continued)





                                     III-7

(3) On December 13, 1995, pursuant to the International Plan, certain executive officers and other key employees of TCI were granted an aggregate of 1,302,000 options in tandem with stock appreciation rights to acquire shares of TINTA Series A Stock. Additionally, one executive officer of TCI was granted an aggregate of 50,000 options in tandem with stock appreciation rights to acquire from TCI shares of TINTA Series A Stock owned by it. Each such grant of options vests evenly over 5 years with such vesting period beginning August 4, 1995, first becomes exercisable beginning August 4, 1996 and expires on August 4, 2005. Mr. Vierra's grant of 400,000 options in tandem with stock appreciation rights represents 30.7% of the total options granted pursuant to the International Plan and, together with the grant by TCI of options in tandem with stock appreciation rights to purchase its ownership of TINTA Series A Stock, represents 29.6% of all options granted in 1995 to purchase TINTA Series A Stock.

(4) On December 13, 1995, pursuant to the 1994 Plan, certain executive officers were granted an aggregate of 2,650,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock and an aggregate of 675,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Additionally, the Company has a stock incentive plan, the Tele-Communications, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). On December 13, 1995, pursuant to the 1995 Plan, certain key employees were granted an aggregate of 2,757,500 options in tandem with stock appreciation rights to acquire shares of Series A Stock and an aggregate of 436,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005. Mr. Clouston's grant, pursuant to the 1994 Plan, of 1,000,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock represents 37.7% of the total options granted to purchase Series A Stock pursuant to the 1994 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1995 Plan and the 1996 Plan, represents 13.5% of all options granted in 1995 to purchase Series A Stock.

(5) Represents the closing market price per share of Series A Stock on December 13, 1995.

(6) Represents the closing market price per share of Liberty Series A Stock on December 13, 1995.

(7) Represents the closing market price per share of TINTA Series A Stock on December 13, 1995.

(8) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 5.65% discount rate; (b) a volatility factor based upon the historical trading pattern of Series A Stock; (c) the 10-year option term; and (d) the closing price of Series A Stock on February 8, 1996. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.


                                                                     (continued)





                                     III-8

(9) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 5.65% discount rate; (b) a volatility factor based upon the historical trading pattern of Liberty Series A Stock;
         (c) the 10-year option term; and (d) the closing price of Liberty Series A Stock on February 8, 1996. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(10) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 5.75% discount rate; (b) a volatility factor based upon the historical trading pattern of TINTA Series A Stock; (c) the 10-year option term; and (d) the closing price of TINTA Series A Stock on January 15, 1996. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

                                                                     (continued)





                                     III-9

    (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table of Tele-Communications, Inc. The following table shows each exercise of stock options and SARs during the year ended December 31, 1995 by each of the named executive officers of TCI and the December 31, 1995 number and year-end value of unexercised options and SARs on an aggregated basis:

                                                                                   Number of
                                                                                   Securities         Value of
                                                                                   Underlying        Unexercised
                                                                                   Unexercised      In-the-Money
                                                                                   Options/SARs      Options/SARs
                                                                                       at                at
                                                                                   December 31,      December 31,
                                                                                     1995 (#)          1995 ($)
                                      Shares Acquired         Value Realized       Exercisable/      Exercisable/
          Name                         on Exercise (#)             ($)             Unexercisable     Unexercisable
          -----                      ------------------  -----------------------   -------------     -------------
          Bob Magness
             Exercisable
                Series A                       --                      --                 600,000        $ 4,425,000
                Liberty Series A               --                      --                 150,000        $ 1,518,750
             Unexercisable
                Series A                       --                      --               1,400,000        $ 5,825,000
                Liberty Series A               --                      --                 350,000        $ 1,731,250

          John C. Malone
             Exercisable
                Series A                       --                      --                 600,000        $ 4,425,000
                Liberty Series A               --                      --                 150,000        $ 1,518,750
             Unexercisable
                Series A                       --                      --               1,400,000        $ 5,825,000
                Liberty Series A               --                      --                 350,000        $ 1,731,250

          Fred A. Vierra
             Exercisable
                Series A                    9,714             $   100,054                 150,000        $   946,250
                Liberty Series A               --                      --                  37,500        $   327,188
                TINTA Series A                 --                      --                      --                 --
             Unexercisable
                Series A                       --                      --                 250,000        $ 1,203,750
                Liberty Series A               --                      --                  62,500        $   422,813
                TINTA Series A                 --                      --                 400,000        $ 2,700,000

          Brendan R. Clouston
             Exercisable
                Series A                       --             $ 2,396,875 (1)             265,000        $ 1,794,375
                Liberty Series A               --             $   873,438 (1)              66,250        $   618,281
             Unexercisable
                Series A                       --                      --               1,610,000        $ 6,733,750
                Liberty Series A               --                      --                 152,500        $ 1,334,063

          Donne F. Fisher
             Exercisable
                Series A                       --                      --                  40,000        $   135,000
                Liberty Series A               --                      --                  10,000        $    48,750
             Unexercisable
                Series A                       --                      --                 160,000        $   540,000
                Liberty Series A               --                      --                  40,000        $   195,000

-----------------------

                                                                     (continued)





                                     III-10

(1) Mr. Clouston received an aggregate payment of $3,270,313 from the Company (based on the market value of Series A Stock of $19.875 per share and Liberty Series A Stock of $27.50 per share) in September of 1995, in cancellation of his options with tandem stock appreciation rights covering 325,000 shares of Series A Stock and 81,250 shares of Liberty Series A Stock.

         (d) Compensation of directors. The standard arrangement by which TCI's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of TCI receives additional compensation of $30,000 per year. In addition, the Company's stockholders approved an option plan for its directors (the "Director Stock Option Plan") and in connection with such approval, approved the grant effective as of November 16, 1994, to each person that as of such date was a member of the Board of Directors and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Such options have a purchase price of $16.50 per share and $22.00 per share, respectively, and vest and become exercisable over a five-year period, commencing on November 16, 1995, and will expire on November 16, 2004. Each person who becomes a director of the Company and is not an employee of the Company or any of its subsidiaries will be automatically granted similar options upon such person's becoming a director. The exercise price of each such subsequently granted option will be equal to the fair market value of the Series A Stock on the date the option is granted. In general, such fair market value will be 95% of the last sale price for the shares of the Series A Stock as reported on the Nasdaq Stock Market on the date of the grant, with the price resulting from such percentage rounded down to the nearest quarter dollar.

         The Company has a deferred compensation plan for all non-employee directors. Each director may elect to defer receipt of all, but not less than all, of the annual compensation (excluding meeting fees and reimbursable expenses) payable to the director for serving on the Company's Board of Directors for each calendar year for which such deferral is elected. An election to defer may be made as to the compensation payable for a single calendar year or period of years. Any compensation deferred shall be credited to the director's account on the last day of the quarter for which compensation has accrued. Such deferred compensation bears interest from the date credited to the date of payment at a rate of 8% per annum in 1993 and 120% of the applicable federal long-term rate thereafter, compounded annually.

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

         There are no other arrangements whereby any of TCI's directors received compensation for services as a director during 1995 in addition to or in lieu of that specified by the aforedescribed standard arrangement.


                                                                     (continued)





                                     III-11

         (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. Effective November 1, 1992 the employment agreements between TCIC and Mr. Magness and Dr. Malone, as amended, were further amended and restated. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreements were assumed by TCI. The term of each agreement is extended daily so that the remainder of the employment term shall at all times on and prior to the effective date of the termination of employment as provided by each agreement be five years. Dr. Malone's and Mr. Magness' employment agreements provide for annual salaries of $800,000, subject to increase upon approval of the board of directors. During 1995, Dr. Malone and Mr. Magness were each given a salary increase such that their annual salary is currently $850,000. Additionally, these employment agreements provide for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

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


                                                                     (continued)





                                     III-12

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

         Dr. Malone deferred a portion of his monthly compensation under his previous employment agreement. Such deferred compensation (together with interest thereon at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreement. The rate at which interest accrues on such previously deferred compensation was established in 1983 pursuant to such earlier agreement.

         Effective January 1, 1992, the Company entered into an employment agreement with Mr. Fisher which provided for a salary of $375,000 in the first year with annual increases of $25,000 in each succeeding year of his employment term. The term of the agreement (of which his initial term was January 1, 1992 through December 31, 1996) was extended daily so that the remainder of the employment term shall at all times be five years unless Mr. Fisher's employment was terminated as provided by the agreement. Mr. Fisher's employment agreement provided for the restricted stock grant of WestMarc preferred stock discussed in Item 13 below and provided for personal use of the Company's aircraft and flightcrew, limited to an aggregate value of $35,000 per year.

         Effective January 1, 1996, Mr. Fisher resigned as an executive officer of the Company and the Company and Mr. Fisher entered into a consulting agreement. During the term of the consulting agreement, which extends until January 1, 2006 unless sooner terminated as provided in the agreement, Mr. Fisher is obligated to provide consulting services for up to 70 hours per month and 700 hours during any period of twelve consecutive months as and if requested by the Company's chief executive officer. Whether or not his services are requested, Mr. Fisher will receive compensation as follows: (i) during the period from January 1, 1996 through December 31, 2000, inclusive, the rate of $475,000 per annum, increased annually by the amount of $25,000 per annum in each successive year of such period commencing January 1, 1997 and
(ii) from and after January 1, 2001 throughout the balance of the Term, the rate of $500,000 per annum. If he dies before the end of the term of his consulting services, the Company is required to pay his designated beneficiaries a lump sum equal to one year's compensation at the then-current rate. During the term of the agreement, Mr. Fisher will continue to be entitled to participate in, and to be accorded all rights and benefits under, all group insurance policies (including, but not limited to, all disability, life, health and medical insurance policies) maintained by the Company for the benefit of its employees. The consulting agreement also provides for Mr. Fisher's personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.


                                                                     (continued)





                                     III-13

         Under a prior employment agreement between Mr. Fisher and the Company, a portion of Mr. Fisher's salary was deferred, and the deferred amounts, plus interest at an annual rate of 13%, were to be paid to him in 240 monthly installments which would have commenced on the date of termination of his full-time employment with the Company. The consulting agreement provides for such payment to be made to Mr. Fisher in 240 monthly installments of $21,425.92 each, without interest, commencing on January 1, 2001, with any remaining payments due after Mr. Fisher's death being paid in a lump-sum to his designated beneficiaries. Similarly, Mr. Fisher's 1992 employment agreement with the Company provided for Mr. Fisher to receive, commencing on termination of his employment, 240 consecutive monthly salary continuation payments of $6,250, increased at the rate of 12% per annum, compounded annually from January 1, 1988 to the date of such termination. The consulting agreement provides that such salary continuation payments will be made in 240 consecutive monthly payments of $27,271.84 each, without interest, commencing on January 1, 2001, with any remaining payments due after Mr. Fisher's death being made to his designated beneficiaries.

         Mr. Fisher's consulting agreement provides that during its term, Mr. Fisher will not be connected in any manner specified with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq System to the extent of an aggregate of 5% of the amount of such securities outstanding.

         International and TCI have entered into an Amended and Restated Employment Agreement with Mr. Vierra relating to Mr. Vierra's employment with International as Vice Chairman and Chief Executive Officer, providing for a base salary of $650,000 per year. Mr. Vierra's salary is subject to annual review by the board of directors, which may in its sole discretion increase his salary. Mr. Vierra's salary for 1995 is currently set at $650,000. Mr. Vierra's employment agreement provides for the deferral of a portion of each monthly salary payment so as to result in the deferral of salary at the rate of $250,000 per annum. The deferred amounts are to be paid in monthly installments over a 240-month period commencing on the later of December 31, 1998 and the termination of Mr. Vierra's full-time employment with International, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. In the event of Mr. Vierra's death, all outstanding deferred amounts will be paid in a lump sum to his beneficiaries.

         While he is employed by International pursuant to his employment agreement, Mr. Vierra is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's or International's executive officers or employees generally. Additionally, Mr. Vierra's employment agreement provides for personal use of TCI's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

         Mr. Vierra's employment agreement has a stated termination date of December 31, 1998. It also provides that upon an earlier termination of Mr. Vierra's employment by International without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to Mr. Vierra. Upon his death during the employment term, International would pay to Mr. Vierra's beneficiaries a lump sum in an amount equal to the lesser of (i) the compensation due under his employment agreement for the balance of the employment term and (ii) one year's salary. In the event of his disability, International would continue to pay Mr. Vierra his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of his death.


                                                                     (continued)





                                     III-14

         Mr. Vierra's agreement further provides that during his employment with International and for the longer of a period of two years following the effective date of his termination of employment or if Mr. Vierra terminates his employment before the end of the term of his employment in breach of the employment agreement, or if Mr. Vierra is terminated "for cause" (as defined in the employment agreement) by International, until December 31, 1998 with International, he will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of International or any of International's or TCI's majority owned subsidiaries. However, the agreement provides that Mr. Vierra may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq National Market System to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Vierra's business time, attention and efforts will be devoted to the affairs of International.

         (f) Additional information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         The members of the Company's compensation committee are Messrs. Robert
A. Naify and John W. Gallivan, both directors of the Company. Neither Mr. Naify nor Mr. Gallivan are or were officers of the Company or any of its subsidiaries.

         Dr. Malone is an executive officer and a director of TCI and is Chairman of the Board and a member of the compensation committee of International. Also, Mr. Kern is a director of TCI and a partner with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TCI. He is also a director and member of the compensation committee of International.

         Mr. R.E. Turner, a director of the Company through October 4, 1995, is the Chairman of the Board and President of Turner Broadcasting System, Inc. ("TBS") and the beneficial owner of 67.6% of the total voting power of all outstanding TBS stock as of December 31, 1995. Mr. Fred A. Vierra, an Executive Vice President of the Company, serves on the compensation committee of the Board of Directors of TBS. During the year ended December 31, 1995, the Company and its affiliates paid approximately $128 million to purchase certain cable television programming from TBS.

         During the year ended December 31, 1995, the Company paid approximately $1.8 million to TBS relating to the lease of a satellite transponder. The Company is committed to pay approximately $9 million through the year 2000 pursuant to such lease.

         During the year ended December 31, 1995, the Company and its affiliates paid license fees of approximately $1.5 million to TBS for the rights to exhibit certain motion pictures.

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

         TBS and the Company each own a 44% indirect interest in SportSouth Network, Ltd. ("SportSouth"), a limited partnership that operates a regional sports network serving the Southeast United States. SportSouth's revenue is primarily derived from the sale of advertising and the subscription sale of its service to cable television operators.





                                     III-15

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

         (a) Security ownership of certain beneficial owners. The following table sets forth, as of January 31, 1996, information with respect to the ownership of Series A Stock , Series B Stock, Liberty Series A Stock, Liberty Series B Stock, TCI Group Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), Convertible Preferred Stock, Series C ("Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") by each person known to the Company to own beneficially more than 5% of any such class outstanding on that date. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the TCI Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock are included in the calculation. The number of shares of Dr. Malone includes interests of such individual in shares held by the trustee of TCI's ESPP. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of the ESPP for the benefit of Dr. Malone, which shares are voted at the discretion of the trustee.

                                                                 Amount and
        Title                                                    Nature of
          of                   Name and Address                  Beneficial           Percent         Voting
        Class                of Beneficial Owner                  Ownership         of Class(1)     Power (1)
        -----                -------------------                 ----------         -----------     ----------
 Series A              Bob Magness, Chairman of            5,626,938 (2)(3)(4)            *           26.2%
 Series B                 the Board and a Director        37,132,076 (2)(4)(7)         43.9%
 Liberty Series A      5619 DTC Parkway                    1,406,734 (2)(3)(4)            *
 Liberty Series B      Englewood, Colorado                 9,283,019 (2)(4)(7)         43.8%
 Class B Pref.                                               125,000                    7.7%
 Series C Pref.                                                   --                     --
 Series G Pref.                                                   --                     --
 Series H Pref.                                                   --                     --

 Series A              John C. Malone, President           2,171,395 (5)                  *           17.8%
 Series B                 and a Director                  25,287,083 (6)(7)(8)         29.9%
 Liberty Series A      5619 DTC Parkway                      542,819 (5)                  *
 Liberty Series B      Englewood, Colorado                 6,349,270 (6)(7)(8)         30.0%
 Class B Pref.                                               306,000 (6)(8)            18.9%
 Series C Pref.                                                   --                     --
 Series G Pref.                                                   --                     --
 Series H Pref.                                                   --                     --

 Series A              Kearns-Tribune Corporation          8,792,514 (4)                1.5%           7.0%
 Series B              400 Tribune Building                9,112,500 (4)(7)            10.8%
 Liberty Series A      Salt Lake City, Utah                2,198,128 (4)                1.5%
 Liberty Series B                                          2,278,125 (4)(7)            10.8%
 Class B Pref                                                     --                     --
 Series C. Pref                                                   --                     --
 Series G Pref.                                                   --                     --
 Series H Pref.                                                   --                     --


                                                                     (continued)





                                     III-16

                                                           Amount and
        Title                                              Nature of
          of                    Name and Address           Beneficial             Percent        Voting
        Class                 of Beneficial Owner          Ownership            of Class(1)     Power(1)
        -----                 -------------------          ----------           -----------     ---------
 Series A              The Associated Group, Inc.          12,479,976               2.2%           5.8%
 Series B              200 Gateway Towers                   7,071,852               8.4%
 Liberty Series A      Pittsburgh, Pennsylvania             3,119,994               2.2%
 Liberty Series B                                           1,767,963               8.3%
 Class B Pref.                                                 41,598               2.6%
 Series C Pref.                                                    --                --
 Series G Pref.                                                    --                --
 Series H Pref.                                                    --                --

 Series A              The Equitable Companies             41,193,448 (9)           7.2%           3.1%
 Series B                 Incorporated                             --                --
 Liberty Series A      787 Seventh Avenue                  14,685,004 (10)         10.3%
 Liberty Series B      New York, New York; and                     --                --
 Class B Pref.         The Mutuelles AXA and AXA                   --                --
 Series C Pref.        101-100 Terrasse Boieldieu                  --                --
 Series G Pref.        92042 Paris La Defense                      --                --
 Series H Pref.        France                                      --                --

 Series A              The Capital Group                   39,546,870 (11)          6.9%           2.9%
 Series B                 Companies, Inc.                          --                --
 Liberty Series A      333 South Hope Street               13,037,740 (12)          9.1%
 Liberty Series B      Los Angeles, California                     --                --
 Class B Pref.                                                     --                --
 Series C Pref.                                                    --                --
 Series G Pref.                                                    --                --
 Series H Pref.                                                    --                --

 Series A              Bill Daniels                               259 (13)            *              *
 Series B              c/o Daniels & Associates                    --                --
 Liberty Series A      3200 Cherry Creek Drive South               64 (13)            *
 Liberty Series B      Denver, Colorado                            --                --
 Class B Pref.                                                     --                --
 Series C Pref.                                                70,575               100%
 Series G Pref.                                                    --                --
 Series H Pref.                                                    --                --

 Series A              Lawrence Flinn, Jr.                  1,102,500 (13)            *              *
 Series B              209 Taconic Road                        24,000 (13)            *
 Liberty Series A      Greenwich, Connecticut                 275,611 (13)            *
 Liberty Series B                                               6,000 (13)            *
 Class B Pref.                                                     --                --
 Series C Pref.                                                    --                --
 Series G Pref.                                             6,186,647 (13)         85.2%
 Series H Pref.                                             6,186,647 (13)         85.2%

 Series A              Cedefast                                    --                --              *
 Series B              Box 20                                      --                --
 Liberty Series A      Bowling Green Station                       --                --
 Liberty Series B      New York, New York                          --                --
 Class B Pref.                                                     --                --
 Series C Pref.                                                    --                --
 Series G Pref.                                               484,954 (13)          6.7%
 Series H Pref.                                               484,954 (13)          6.7%


____________________

*  Less than one percent.

(1) Based on 571,692,645 shares of Series A Stock (after elimination of shares of TCI held by subsidiaries of TCI), 84,685,554 shares of Series B Stock, 142,896,264 shares of Liberty Series A Stock, 21,196,868 shares of Liberty Series B Stock, 1,620,026 shares of Class B Preferred Stock, 70,575 shares of Series C Preferred Stock, 7,259,380 shares of Series G Preferred Stock and 7,259,380 shares of Series H Preferred Stock outstanding on January 31, 1996.


                                                                     (continued)





                                     III-17

(2) Mr. Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock held of record by the Estate of Betsy Magness. The number of shares held by Mr. Magness includes 2,105,332 shares of Series A Stock, 6,346,212 shares of Series B Stock, 526,333 shares of Liberty Series A Stock and 1,586,553 shares of Liberty Series B Stock of which Mr. Magness is beneficial owner as executor.

(3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. Options to acquire 600,000 and 150,000 shares of Series A Stock and Liberty Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. None of the options are exercisable until August 4, 1996. Such grant is subject to the approval by shareholders of the 1996 Plan. See note 1 to the table in Item 11(b) for additional information.

(4) Mr. Magness and Kearns are parties to a buy-sell agreement, entered into in October of 1968, as amended, under which neither party may dispose of their shares without notification of the proposed sale to the other, who may then buy such shares at the offered price, sell all of their shares to the other at the offered price or exchange one of their Series A shares for each Series B share or one of their Liberty Series A shares for each Liberty Series B hare held by the other and purchase any remaining Series B shares or Liberty Series B shares at the offered price. There are certain exceptions, including transfers to specified persons or entities, certain public sales of Series A shares or Liberty Series A shares and exchanges of Series A shares for Series B shares or Liberty Series A shares for Liberty Series B shares.

(5) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. Options to acquire 600,000 and 150,000 shares of Series A Stock and Liberty Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. None of the options are exercisable until August 4, 1996. Such grant is subject to the approval by shareholders of the 1996 Plan. See note 2 to the table in Item 11(b) for additional information.

(6) Includes 1,173,000 shares of Series B Stock, 293,250 shares of Liberty Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(7) Pursuant to a letter agreement, dated June 17, 1988, Mr. Magness and Kearns each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of Series B Stock or Liberty Series B Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.


                                                                     (continued)





                                     III-18

(8) The number of shares of Series B Stock, Liberty Series B Stock and Class B Preferred Stock held by Dr. Malone includes 3,120,000, 780,000 and 40,000 TCI Restricted Voting Shares, respectively, that are subject to repurchase by TCI under certain circumstances. Until they cease to be subject to TCI's repurchase right (March 28, 1996), such shares may not be transferred and, with respect to any matter submitted to a vote of the stockholders of TCI, the votes represented thereby will be cast in the same proportion as all other votes are cast with respect to such matter. The number of shares of Series A Stock, Series B Stock, Liberty Series A Stock, Liberty Series B Stock and Class B Preferred Stock held by Dr. Malone which are not subject to such repurchase rights and voting requirements represent 16.1% of the total voting power of the shares of TCI common stock, TCI Class B Preferred Stock and Series C Preferred Stock outstanding (excluding 3,120,000, 780,000 and 40,000 TCI Restricted Voting Shares from such total voting power).

(9) The number of shares in the table is based upon a Schedule 13G, dated February 9, 1996, filed by The Equitable Companies Incorporated which
         Schedule 13G reflects that said corporation has sole voting power over 30,729,443 shares and shared voting power over 1,002,725 shares of Series A Stock. No information is given with respect to voting power over the remaining shares.

(10) The number of shares in the table is based upon a Schedule 13G, dated January 9, 1996, filed by the Equitable Companies Incorporated which
         Schedule 13G reflects that said corporation has sole voting power over 11,219,798 shares and shared voting power over 273,681 shares of Liberty Series A Stock. No information is given with respect to voting power over the remaining shares.

(11) Certain operating subsidiaries of The Capital Group Companies, Inc. exercised investment discretion over various institutional accounts which held as of December 29, 1995, 39,546,870 shares of Series A Stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 3,636,820 of said shares. Capital Research and Management Company, a registered investment advisor, and Capital International Limited and Capital International, S.A., other operating subsidiaries, had investment discretion with respect to 35,565,750, 137,770 and 206,510 shares, respectively, of the above shares.

(12) Certain operating subsidiaries of The Capital Group Companies, Inc. exercised investment discretion over various institutional accounts which held as of December 29, 1995, 13,037,740 shares of Liberty Series A Stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 3,123,430 of said shares. Capital Research and Management Company, a registered investment advisor, and Capital International Limited and Capital International, S.A., other operating subsidiaries, had investment discretion with respect to 9,825,430, 34,440 and 54,420 shares, respectively, of the above shares.

(13) Based upon the Company's review of the record of shareholders provided by the Company's transfer agent, The Bank of New York.

                                                                     (continued)





                                     III-19

    (b) Security ownership of management. The following table sets forth, as of January 31, 1996, information with respect to the ownership of TCI voting securities (Series A Stock, Series B Stock, Liberty Series A Stock, Liberty Series B Stock (other than directors' qualifying shares), Class B Preferred Stock, Series C Preferred Stock, Series G Preferred Stock and Series H Preferred Stock), TCIC voting securities (Class A common stock ("Class A Stock"), Class B common stock ("Class B Stock"), and Cumulative Exchangeable Preferred Stock, Series A ("Series A Preferred Stock")) and International voting securities (Series A Tele-Communications International, Inc. common stock ("TINTA Series A Stock") and Series B Tele-Communications International, Inc. common stock ("TINTA Series B Stock")) by all directors and each of the named executive officers of TCI and by all executive officers and directors of TCI as a group. Shares issuable upon exercise or conversion of convertible securities and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of UAE's Employee Stock Ownership Plan for their respective accounts. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.


                                                                     (continued)





                                     III-20

                                                                                         Percent       Voting
                                 Name of              Amount and Nature            of Class       Power
    Title of Class          Beneficial Owner       of Beneficial Ownership         (1)(2)(3)    (1)(2)(3)
    --------------          ----------------       -----------------------         ---------    ---------
 Series A               Bob Magness                        5,626,938 (4)                *          26.2%
 Series B                                                 37,132,076 (4)             43.9%
 Liberty Series A                                          1,406,734 (4)                *
 Liberty Series B                                          9,283,019 (4)             43.8%
 Class B Pref.                                               125,000 (4)              7.7%
 Series C Pref.                                                   --                   --
 Series G Pref.                                                   --                   --
 Series H Pref.                                                   --                   --
 TINTA Series A                                              450,000                    *             *
 TINTA Series B                                                   --                   --
 Class A                                                          --                   --            --
 Class B                                                          --                   --
 Series A Pref.                                                   --                   --

 Series A               John C. Malone                     2,171,395 (5)                *          17.8%
 Series B                                                 25,287,083 (5)             29.9%
 Liberty Series A                                            542,819 (5)                *
 Liberty Series B                                          6,349,270 (5)             30.0%
 Class B Pref.                                               306,000 (5)             18.9%
 Series C Pref.                                                   --                   --
 Series G Pref.                                                   --                   --
 Series H Pref.                                                   --                   --
 TINTA Series A                                              450,000                    *             *
 TINTA Series B                                                   --                   --
 Class A                                                          --                   --            --
 Class B                                                          --                   --
 Series A Pref.                                                   --                   --


 Series A               Donne F. Fisher                      536,367 (6)                *             *
 Series B                                                    249,072                    *
 Liberty Series A                                            136,358 (6)                *
 Liberty Series B                                             62,268                    *
 Class B Pref.                                                 3,464                    *
 Series C Pref.                                                   --                   --
 Series G Pref.                                                   --                   --
 Series H Pref.                                                   --                   --
 TINTA Series A                                                   --                   --            --
 TINTA Series B                                                   --                   --
 Class A                                                          --                   --            --
 Class B                                                          --                   --
 Series A Pref.                                                   --                   --

 Series A               John W. Gallivan                      52,124 (7)(17)            *             *
 Series B                                                         --                   --
 Liberty Series A                                             13,031 (7)(17)            *
 Liberty Series B                                                 --                   --
 Class B Pref.                                                    14 (17)               *
 Series C Pref.                                                   --                   --
 Series G Pref.                                                   --                   --
 Series H Pref.                                                   --                   --
 TINTA Series A                                                   --                   --            --
 TINTA Series B                                                   --                   --
 Class A                                                          --                   --            --
 Class B                                                          --                   --
 Series A Pref.                                                   --                   --

                                                                     (continued)





                                     III-21

                                                                                Percent         Voting
                                 Name of              Amount and Nature         of Class         Power
    Title of Class          Beneficial Owner        of Beneficial Ownership     (1)(2)(3)       (1)(2)(3)
    --------------          ----------------        -----------------------     ---------       ---------
 Series A               Kim Magness                          50,000 (8)               *               *
 Series B                                                   518,000                   *
 Liberty Series A                                            12,500 (8)               *
 Liberty Series B                                           129,500                   *
 Class B Pref.                                                   --                  --
 Series C Pref.                                                  --                  --
 Series G Pref.                                                  --                  --
 Series H Pref.                                                  --                  --
 TINTA Series A                                               2,000                   *               *
 TINTA Series B                                                  --                  --
 Class A                                                         --                  --              --
 Class B                                                         --                  --
 Series A Pref.                                                  --                  --

 Series A               Jerome H. Kern                    2,050,000 (9)               *               *
 Series B                                                        --                  --
 Liberty Series A                                           512,500 (9)               *
 Liberty Series B                                                --                  --
 Class B Pref.                                                   --                  --
 Series C Pref.                                                  --                  --
 Series G Pref.                                                  --                  --
 Series H Pref.                                                  --                  --
 TINTA Series A                                                  --                  --              --
 TINTA Series B                                                  --                  --
 Class A                                                         --                  --              --
 Class B                                                         --                  --
 Series A Pref.                                                  --                  --

 Series A               Tony Coehlo                         150,800 (10)              *               *
 Series B                                                        --                  --
 Liberty Series A                                            12,700 (10)              *
 Liberty Series B                                                --                  --
 Class B Pref.                                                   --                  --
 Series C Pref.                                                  --                  --
 Series G Pref.                                                  --                  --
 Series H Pref.                                                  --                  --
 TINTA Series A                                               1,000                   *               *
 TINTA Series B                                                  --                  --
 Class A                                                         --                  --              --
 Class B                                                         --                  --
 Series A Pref.                                                  --                  --

 Series A               Robert A. Naify                  23,697,826 (11)            4.0%            1.6%
 Series B                                                        --                  --
 Liberty Series A                                         5,922,192 (11)            4.0%
 Liberty Series B                                                --                  --
 Class B Pref.                                                1,000                   *
 Series C. Pref                                                  --                  --
 Series G Pref.                                                  --                  --
 Series H Pref.                                                  --                  --
 TINTA Series A                                                  --                  --              --
 TINTA Series B                                                  --                  --
 Class A                                                         --                  --              --
 Class B                                                         --                  --
 Series A Pref.                                                  --                  --

                                                                     (continued)





                                     III-22

                                                                                    Percent       Voting
                                 Name of           Amount and Nature                of Class      Power
    Title of Class          Beneficial Owner       of Beneficial Ownership          (1)(2)(3)    (1)(2)(3)
    --------------          ----------------       -----------------------          ---------    ---------
 Series A               Fred A. Vierra                580,321 (12)                        *           *
 Series B                                                  --                            --
 Liberty Series A                                     140,994 (12)                        *
 Liberty Series B                                          --                            --
 Class B Pref.                                            200                             *
 Series C Pref.                                            --                            --
 Series G Pref.                                            --                            --
 Series H Pref.                                            --                            --
 TINTA Series A                                       442,000 (13)                        *           *
 TINTA Series B                                            --                            --
 Class A                                                   --                            --          --
 Class B                                                   --                            --
 Series A Pref.                                            --                            --

 Series A               Brendan R. Clouston         1,985,391 (14)                        *           *
 Series B                                                 230                             *
 Liberty Series A                                     221,347 (14)                        *
 Liberty Series B                                          57                             *
 Class B Pref.                                             --                            --
 Series C Pref.                                            --                            --
 Series G Pref.                                            --                            --
 Series H Pref.                                            --                            --
 TINTA Series A                                            --                            --          --
 TINTA Series B                                            --                            --
 Class A                                                   --                            --          --
 Class B                                                   --                            --
 Series A Pref.                                            --                            --

 Series A               All directors and          38,774,044 (1)(4)(5)(6)(7)(8)(9)     6.4%       45.7%
                        executive officers                    (10)(11)(12)(14)(15)
 Series B               as a group                 63,187,091 (1)(4)(5)(13)            74.6%
 Liberty Series A       (17 persons)               10,393,899 (1)(4)(5)(6)(7)(8)(9)     6.8%
                                                              (10)(11)(12)(14)(15)
 Liberty Series B                                  15,824,271 (1)(4)(5)                74.7%
 Class B Pref.                                        437,052 (1)(5)                   27.0%
 Series C Pref.                                            --                            --
 Series G Pref.                                            --                            --
 Series H Pref.                                            --                            --
 TINTA Series A                                     1,396,000 (2)(13)(16)               1.3%          *
 TINTA Series B                                            --                            --
 Class A                                                   --                            --          --
 Class B                                                   --                            --
 Series A Pref.                                            --                            --


_________________________

*  Less than one percent.

(1)      See note 1 to the table in Item 12(a).

(2) Based on 106,487,500 shares of TINTA Series A Stock and 11,700,000 shares of TINTA Series B Stock outstanding on January 31, 1996.

                                                                     (continued)





                                     III-23

(3) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock and 4,600,000 shares of Series A Preferred Stock outstanding on January 31, 1996.

(4)      See notes (2) through (4) and note (7) to the table in Item 12(a).

(5)      See notes (5) through (8) to the table in Item 12(a).

(6) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 10,000 shares of Liberty Series A Stock are currently exercisable. See note 8 to the table in Item 11(a) for additional information.

(7) Includes 1,524 shares of Series A Stock and 381 shares of Liberty Series A Stock held by Mr. Gallivan's wife. Also, assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. See Item 11(d) for additional information.

(8) Assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. See Item 11(d) for additional information.

(9) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 1,500,000 shares of Series A Stock and 375,000 shares of Liberty Series A Stock. Options to acquire 700,000 shares and 175,000 shares of Series A Stock and Liberty Series A Stock, respectively, are currently exercisable and the remainder vest and become exercisable evenly over two years. The options expire on October 12, 1998. Additionally, assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 500,000 shares of Series A Stock and 125,000 shares of Liberty Series A Stock. None of the options are exercisable until August 4, 1996. Also assumes the exercise in full of stock options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A and 2,500 shares of Liberty Series A Stock are currently exercisable. See Item 11(d) for additional information.

(10) Assumes the exercise in full of stock options granted to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. See Item 11(d) for additional information. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights granted to acquire 100,000 shares of Series A Stock. None of these options are exercisable until August 4, 1996.

                                                                     (continued)





                                     III-24

(11) Mr. Robert Naify received notes, which are currently convertible into 22,446,926 shares of Series A Stock and 5,611,731 shares of Liberty Series A Stock, as partial consideration for the sale to TCI of the stock owned by him in UACI. Mr. Naify is also a co-trustee, along with Mr. Naify's brother, Marshall, and their sister, of a trust for the benefit of Marshall which holds additional notes convertible into 341,606 shares of Series A Stock and 85,401 shares of Liberty Series A Stock. The number of shares indicated as held by Mr. Naify assumes the conversion of these notes. Also, assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. See Item 11(d) for additional information.

(12) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1992 to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock.
         Options to acquire 60,000 shares of Series A Stock and 15,000 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock. Options to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock are currently exercisable. See note 9 to the table in Item 11(a) for additional information. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 10,000 shares of Liberty Series A Stock are currently exercisable. See note 8 to the table in Item 11(a) for additional information.

(13) Assumes the exercise in full of options granted in tandem with stock appreciation rights in December of 1995 to acquire 400,00 shares of TINTA Series A Stock. None of the options are exercisable until August 4, 1996. See note 3 to the table in Item 11(b) for additional information. Additionally assumes the vesting in full of 15,000 TINTA Series A restricted stock. None of the stock is currently vested.
         See note 5 to the table in Item 11(a) for additional information.

(14) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 300,000 shares of Series A Stock and 75,000 shares of Liberty Series A Stock. Options to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 375,000 shares of Series A Stock and 93,750 shares of Liberty Series A Stock. Options to acquire 125,000 shares of Series A Stock and 31,250 shares of Liberty Series A Stock are currently exercisable. See note 9 to the table in Item 11(a) for additional information. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 10,000 shares of Liberty Series A Stock are currently exercisable. See note 8 to the table in Item 11(a) for additional information. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. See note 4 to the table in Item 11(b) for additional information. Additionally assumes the vesting in full of 100,000 Series A restricted stock. None of the stock is currently vested. See note 6 to the table in Item 11(a) for additional information.

                                                                     (continued)





                                     III-25

(15) Certain executive officers and directors of TCI (10 persons, including Messrs. Magness, Malone, Vierra and Clouston) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire an aggregate of 3,025,000 shares of Series A Stock and an aggregate of 756,250 shares of Liberty Series A Stock at purchase prices of $12.50 per shares and $16.75 per share, respectively. Options to acquire 1,735,000 shares of Series A Stock and 433,750 shares of Liberty Series A Stock are currently exercisable. Additionally certain executive officers (8 persons including Messrs. Vierra and Clouston) hold stock options granted in tandem with stock appreciation rights in October and November of 1993 to acquire an aggregate of 1,100,000 shares of Series A Stock and an aggregate of 275,000 shares of Liberty Series A Stock at purchase prices of $12.50 per share and $16.75 per share, respectively. Options to acquire 487,500 shares of Series A Stock and 121,875 shares of Liberty Series A Stock are currently exercisable. Also, certain executive officers and directors (10 persons including Messrs. Fisher, Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in November of 1994 to acquire an aggregate of 1,450,000 shares of Series A Stock and an aggregate of 362,500 shares of Liberty Series A Stock at purchase prices of $16.50 per share and $22.50 per share, respectively. Options to acquire 290,000 shares of Series A Stock and 72,500 shares of Liberty Series A Stock are currently exercisable. Additionally, certain executive officers and directors (11 persons, including Messrs. Magness, Malone, Kern and Clouston) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan (the 1996 Plan is subject to approval by shareholders), in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 4,650,000 shares of Series A Stock at $17.00 per share. None of the options are exercisable until August 4, 1996. Additionally, certain executive officers and directors (6 persons, including Messrs. Magness, Malone and Kern) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 1,775,000 shares of Liberty Series A Stock at a purchase price of $24.00 per share. None of the options are exercisable until August 4, 1996. Also, certain executive officers (7 persons, including Mr. Clouston) hold an aggregate of 240,000 shares of Series A restricted stock. None of the shares are currently vested. Certain executive officers (2 persons) hold an aggregate of 20,000 shares of Liberty Series A restricted stock. None of the shares are currently vested. Mr. Kern holds an option to acquire 1,500,000 shares of Series A Stock and 375,000 shares of Liberty Series A Stock as described in note 5 above. Also, Messrs. Gallivan, Kim Magness, Kern, Coelho and Naify hold options to purchase an aggregate of 250,000 shares of Series A Stock and an aggregate of 62,500 shares of Liberty Series A Stock at purchase prices of $16.50 per share and $22.50 per share, respectively. Options to purchase 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock are currently exercisable. All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

(16) Two executive officers, including Mr. Vierra, hold options which were granted in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 450,000 shares of TINTA Series A Stock. None of the options are exercisable until August 4, 1996. Additionally Mr. Vierra holds 15,000 shares of TINTA Series A restricted stock. None of the shares are currently vested. Additionally, one executive officer holds options granted in tandem with stock appreciation rights in December of 1995 by TCI to acquire 50,000 shares of its TINTA Series A Stock. None of the options are exercisable until August 4, 1996.


                                                                     (continued)





                                     III-26

(17) The number of shares in the table does not include any shares held by Kearns, of which Mr. Gallivan is an officer.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except for those shares of TINTA Series A Stock reflected in the tables in Item 12 and except that Mr. Bob Magness, a director and an executive officer of the Company, owns 944 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Kim Magness, a director of the Company, owns 31 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Larry Romrell, an officer of the Company, owns 103 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock and Mr. Jerome Kern, a director of the Company, is deemed to have beneficial ownership over 116 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock owned by his wife, Diane D. Kern. Mr. Kern has disclaimed any beneficial ownership of such shares owned by Mrs. Kern.

    (c) Change of control. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                                                     (continued)





                                     III-27

Item 13.     Certain Relationships and Related Transactions.

    (a)      Transactions with management and others.

    Pursuant to a Restricted Stock Award Agreement dated December 10, 1992, the Company transferred to Mr. Fisher, a director and until January 1, 1996, an officer of the Company, 124.03 shares (having a liquidation value of $4 million) of WestMarc Series C Cumulative Compounding Preferred Stock owned by the Company, subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, with the number of shares subject to forfeiture decreasing by 10% on February 1 of each year. Upon Mr. Fisher's resignation as an officer of the Company effective January 1, 1996, he acquired vested title to 37.209 of such shares of WestMarc Series C Cumulative Compounding Preferred Stock and forfeited the balance of such shares. As described below, effective as of January 31, 1996, the 37.209 vested shares of WestMarc Series C Cumulative Compounding Preferred Stock owned by Mr. Fisher were used by one of his affiliates as the consideration for the purchase of certain partnership interests held by subsidiaries of the Company.

    In 1989, ECP Holdings, Inc., a subsidiary of the Company ("ECP"), and Halcyon Communications, Inc., an Oklahoma corporation which is not an affiliate of the Company ("HCI"), formed Halcyon Communications Partners, an Oklahoma general partnership ("HCP"), for the purpose of acquiring, owning and operating cable television systems. In 1994, HCI and American Televenture of Minersville, Inc., a subsidiary of the Company ("ATM"), as general partners, and three other subsidiaries of the Company, TCI Cablevision of Nevada, Inc. ("TCINV"), TEMPO Cable, Inc. ("Tempo Cable"), and TCI Cablevision of Utah, Inc. ("TCIU") as limited partners, formed Halcyon Communications Limited Partnership, an Oklahoma limited partnership ("HCLP"), for the purpose of acquiring, owning and operating certain other cable television systems. Effective as of January 31, 1996, Fisher Communication Associates, L.L.C., a Colorado limited liability company ("Fisher Communications") controlled by Mr. Donne F. Fisher, a director (and, until January 1, 1996, an executive officer) of the Company purchased one-third of ECP's partnership interest in HCP and one-third of the partnership interest of each of ATM, TCINV, TCIU and Tempo Cable in HCLP, a ten-year option to purchase the balance of ECP's partnership interest in HCP and ten-year options to purchase the balance of the partnership interest in HCLP of each of ATM, TCINV, TCIU and Tempo Cable. The purchase price for each such partnership interest purchased by Fisher Communications consisted of shares of Series C Cumulative Compounding Preferred Stock of WestMarc Communications, Inc., a subsidiary of the Company (the "WestMarc Shares"). The purchase price for each such option acquired by Fisher Communications was $100 in cash, and each such option is exercisable for cash in a specified amount. The number of WestMarc Shares delivered to each of the Company's subsidiaries named above as consideration for one-third of its partnership interest in HCP or HCLP, and the cash exercise price which Fisher Communications would be required to pay in order to exercise the options granted by those subsidiaries, are as follows:

                                                                           Cash Exercise Price
                                Number of WestMarc Shares                       Of Option
                                -------------------------               -------------------------
           ECP                         14.8836                                    $ 1,200,000
           ATM                          0.5224                                         42,120
           TCINV                        2.8911                                        233,100
           TCIU                         4.3557                                        351,180
           Tempo Cable                 14.5562                                      1,173,600
                                       -------                                    -----------
                                       37.2090                                    $ 3,000,000
                                       =======                                    ===========


                                                                     (continued)





                                     III-28

    The WestMarc Shares are not publicly traded. The dividend, liquidation, and redemption features of the WestMarc Shares are determined by reference to "Liquidation Price," which is defined, per share, as the sum of (i) $32,250 plus (ii) an amount equal to all dividends which accrued during any quarterly dividend period and were not paid in full at the end of that period or subsequently.

    See also Item 11(g) above.

    The Company believes that the foregoing business dealings with management during 1995 were based upon terms no less advantageous to the Company than those which would be available in dealing with unaffiliated persons.

    (b)      Certain business relationships

    Mr. Jerome H. Kern, a director of TCI, is a partner with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TCI. Fees paid to Baker & Botts, L.L.P. by TCI and consolidated subsidiaries were $8.8 million for the last full fiscal year.

    See also Item 13(a) above.

    (c)      Indebtedness of management

             None.





                                     III-29

                                  PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                                                        Page No.
                                                                                        --------------
Tele-Communications, Inc.:

         Independent Auditors' Report                                                            II-56

         Consolidated Balance Sheets,
            December 31, 1995 and 1994                                                  II-57  to II-58

         Consolidated Statements of Operations,
            Years ended December 31, 1995, 1994 and 1993                                          II-59

         Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1995, 1994 and 1993                                 II-60 to II-62

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1995, 1994 and 1993                                          II-63

         Notes to Consolidated Financial Statements,
            December 31, 1995, 1994 and 1993                                            II-64 to II-108

"Liberty Media Group":

         Independent Auditors' Report                                                            II-109

         Combined Balance Sheets,
            December 31, 1995 and 1994                                                 II-110 to II-111

         Combined Statements of Operations,
            Years ended December 31, 1995, 1994 and 1993                                         II-112

         Combined Statements of Equity,
            Years ended December 31, 1995, 1994 and 1993                                         II-113

         Combined Statements of Cash Flows,
            Years ended December 31, 1995, 1994 and 1993                                         II-114

         Notes to Combined Financial Statements,
            December 31, 1995, 1994 and 1993                                           II-115 to II-141

"TCI Group":

         Independent Auditors' Report                                                      II-142

         Combined Balance Sheets,
            December 31, 1995 and 1994                                           II-143 to II-144

         Combined Statements of Operations,
            Years ended December 31, 1995, 1994 and 1993                                   II-145

         Combined Statements of Equity,
            Years ended December 31, 1995, 1994 and 1993                         II-146 to II-148

         Combined Statements of Cash Flows,
            Years ended December 31, 1995, 1994 and 1993                                   II-149

         Notes to Combined Financial Statements,
            December 31, 1995, 1994 and 1993                                     II-150 to II-185

Liberty Media Corporation:

         Independent Auditors' Report                                                      II-186

         Consolidated Statement of Operations,
            Year ended December 31, 1993                                                   II-187

         Consolidated Statement of Stockholders' Equity,
            Year ended December 31, 1993                                                   II-188

         Consolidated Statement of Cash Flows,
            Year ended December 31, 1993                                         II-189 to II-190

         Notes to Consolidated Financial Statements,
            December 31, 1993                                                    II-191 to II-210

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:

(i)      Financial Statement Schedules required to be filed:                              Page No.
                                                                                          --------
         Independent Auditors' Report                                                           IV-15

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant, December 31, 1995
               and 1994; Condensed Information as to the Operations
            and Cash Flows of the Registrant, Years ended
               December 31, 1995 and 1994                                              IV-16 to IV-18

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1995, 1994 and 1993                                        IV-19

(ii)     Separate financial statements for TeleWest plc:

         Consolidated Financial Statements                                                Page No.
         ---------------------------------                                                --------
            Independent Auditors' Report                                                       IV-20

            Consolidated Statements of Operations                                              IV-21

            Consolidated Balance Sheets                                                        IV-22

            Consolidated Statements of Cash Flows                                              IV-23

            Consolidated Statement of Shareholders' Equity                                     IV-24

            Notes to Consolidated Financial Statements                                IV-25 to IV-43

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1     The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996 and January 25, 1996.


     3.2     The Bylaws as adopted June 16, 1994.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


10 - Material Contracts:

    10.1     Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Form S-4
                       Registration Statement (Commission File No. 33-54263).

    10.2     Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.*

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan.*

    10.4     Restated and Amended Employment Agreement, dated as of November 1,
                 1992, between the Company and Bob Magness.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.5     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Bob Magness.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


    10.6     Restated and Amended Employment Agreement, dated as of November 1,
                 1992, between the Company and John C.  Malone.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.7     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and John C. Malone.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


    10.8     Employment Agreement, dated as of January 1, 1992, between
                 Tele-Communications, Inc. and Donne F. Fisher.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).


                                                                     (continued)

    10.9     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Donne F. Fisher.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


    10.10    Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).


    10.11    Consulting Agreement, dated as of January 1, 1996, between
                 Tele-Communications, Inc. and Donne F. Fisher.



    10.12    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).


    10.13    Amended and Restated Employment Agreement, dated as of July 18,
                 1995, among Tele-Communications, Inc., Tele-Communications International, Inc. and Fred A. Vierra.*
                    Incorporated herein by reference to Tele-Communications
                       International, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-80491).


    10.14    Employment Agreement, dated as of January 1, 1993, between
                 Tele-Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


    10.15    Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


    10.16    Form of 1992 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).


                                                                     (continued)

    10.17    Form of 1993 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).


    10.18    Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement, dated as of November 12, 1993, by and between
                 Tele-Communications, Inc. and Jerome   H. Kern.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).


    10.19    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.20    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to the assumption of options and related stock appreciation rights granted under the Liberty Media Corporation 1991 Stock Incentive Plan pursuant to letter dated July 26, 1993.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.21    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.22    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).



                                                                     (continued)

    10.23    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of grants pursuant to the Agreement and Plan of Merger dated June 6, 1991 between United Artists Entertainment Company and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.24    Form of letter dated September 17, 1991 from Liberty Media
                 Corporation to grantee relating to grant of stock appreciation rights.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.25    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                    Incorporated by reference to Tele-Communications, Inc.'s
                       Post Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.26    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele- Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non- Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


    10.27    Forms of Assumption and Amended and Restated Stock Option
                 Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.*
                    Incorporated herein by reference to Tele-Communications,
                       Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33- 43009).


    10.28    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0- 5550).


    10.29    Form of 1994 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).


                                                                     (continued)

    10.30    Qualified Employee Stock Purchase Plan of Tele-Communications,
                 Inc., as amended.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).


    10.31    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1994 Stock Incentive Plan.*

    10.32    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*


    10.33    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1994 Stock Incentive Plan.*


    10.34    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*


    10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1995 Stock Incentive Plan.*


    10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*


    10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1996 Stock Incentive Plan.*


    10.38    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*


    10.39    The Tele-Communications International, Inc. 1995 Stock Incentive
                    Plan.
                    Incorporated herein by reference to Tele-Communications
                       International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

    10.40    Form of Restricted Stock Award Agreement for 1995 Award of Series A
                 Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International 1995 Stock Incentive Plan.


                                                                     (continued)

    10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*


    10.42    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*


    10.43    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).


    10.44    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60843).


    10.45    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC
                 Midwest, Inc. d/b/a TCI of Central Indiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).


    10.46    The Settlement Plan and Rabbi Trust Agreement Entered into
                 Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64829).


    10.47    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI
                 of Northern New Jersey, Inc.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

    10.48    Amended and Restated Agreement of Limited Partnership of MajorCo,
                 L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by
                 Tele-Communications, Inc. and Sprint Corporation.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated February 9, 1996 (Commission File No. 0-20421).


                                                                     (continued)

    10.49    Amended and Restated Stock Purchase Agreement, dated as of April
                 25, 1995, by and among Eduardo Eurnekian, stockholders of shares of the Common Stock of Cablevision S.A., Televisora Belgrano S.A., Construred S.A., Univent's S.A., and TCI International Holdings, Inc.
             Amended and Restated Stockholders Agreement, dated April 25, 1995, between Eduardo Eurnekian and TCI International Holdings, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated May 4, 1995, as amended by
                       Form 8-K/A (Commission File No. 0-20421).


    10.50    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc.,
                 Tele-Communications, Inc. and TCI Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom
                 International, Inc., Tele-Communications, Inc. and TCI
                 Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between Viacom
                 International, Inc. and Viacom International Services, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).


    10.51    Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated February 15, 1994 (Commission File No. 0-5550).


    10.52    Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated April 6, 1994 (Commission File No. 0-5550).


    10.53    Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).


    10.54    Agreement and Plan of Merger, dated as of August 8, 1994, among
                 Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation
                    Incorporated herein by reference to Tele-Communications,
                       Inc.'s Current Report on Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).


    10.55    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.


                                                                     (continued)

    10.56    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.


    10.57    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.


    10.58    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.


    10.59    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.


    10.60    Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.


    10.61    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher
                 Communications Associates, L.L.C.


    10.62    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.


    10.63    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.


    10.64    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.


    10.65    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.


    10.66    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.


    10.67    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.


    10.68    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.


                                                                   (continued)

21- Subsidiaries of Tele-Communications, Inc.


23.1   Consent of KPMG Peat Marwick LLP

23.2   Consent of KPMG Peat Marwick LLP

23.3   Consent of KPMG Peat Marwick LLP

23.4   Consent of KPMG Peat Marwick LLP

23.5   Consent of KPMG

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 1995:

                               Item
      Date of Report           Reported         Financial Statements Filed
      --------------           --------         --------------------------
      December 18, 1995        Item 5           None

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 18, 1996, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in the December 31, 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        /s/ KPMG Peat Marwick LLP

                                        KPMG Peat Marwick LLP



Denver, Colorado
March 18, 1996

                                                                      Schedule I
                                                                     Page 1 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1995 and 1994


                 Assets                                                                           1995            1994*
                 ------                                                                         --------         --------
                                                                                                   amounts in millions
                 Investments in and advances to consolidated
                    subsidiaries - eliminated upon consolidation                                 $ 6,879            4,708

                 Other assets, at cost, net of amortization                                            4                3
                                                                                                 -------          -------

                                                                                                 $ 6,883            4,711
                                                                                                 =======          =======

                 Liabilities and Stockholders' Equity
                 ------------------------------------

                 Accrued liabilities                                                            $    109               23

                 Minority interests in equity of consolidated subsidiaries                           201               --

                 Redeemable preferred stocks                                                         478              168

                 Stockholders' equity:
                    Series Preferred Stock, $.01 par value                                            --               --
                    Class B 6% Cumulative Redeemable Exchangeable
                       Junior Preferred Stock, $.01 par value                                         --               --
                    Tele-Communications, Inc. Series A TCI Group
                       common stock, $1 par value                                                    672               --
                    Tele-Communications, Inc. Series B TCI Group
                       common stock, $1 par value                                                     85               --
                    Tele-Communications, Inc. Series A Liberty Media
                       Group common stock, $1 par value                                              143               --
                    Tele-Communications, Inc. Series B Liberty Media
                       Group common stock, $1 par value                                               21               --
                    Class A common stock, $1 par value                                                --              577
                    Class B common stock, $1 par value                                                --               89
                    Additional paid-in capital                                                     5,613            4,656
                    Cumulative foreign currency translation adjustment,
                       net of taxes                                                                   (9)              (4)
                    Unrealized holding gains for available-for-sale
                       securities, net of taxes                                                      338               94
                    Accumulated deficit                                                             (454)            (282)
                                                                                                 -------          -------

                    Treasury stock, at cost                                                         (314)            (610)
                                                                                                 -------          -------

                                                                                                 $ 6,883            4,711
                                                                                                 =======          =======

* Restated - see notes 5 and 6 to the consolidated financial statements.

                                                                      Schedule I
                                                                     Page 2 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                          Operations of the Registrant

                     Years ended December 31, 1995 and 1994


                                                                                                  1995            1994*
                                                                                                --------         --------
                                                                                                   amounts in millions
                 Operating income (expenses):
                    Selling, general and administrative                                            $ (21)             (10)
                    Compensation relating to stock appreciation rights                               (21)              --
                    Adjustment to compensation
                       relating to stock appreciation rights                                          --                1
                    Gain on sale of subsidiary stock                                                 123               --
                    Minority interests in earnings of consolidated
                       subsidiaries                                                                  (11)              --
                                                                                                  ------           ------

                          Earnings (loss) before share
                             of earnings (loss) of consolidated subsidiaries                          70               (9)


                 Share of earnings (loss) of consolidated subsidiaries                              (241)              71
                                                                                                  ------           ------
                       Net earnings (loss)                                                          (171)              62
                                                                                                  ======           ======
                 Preferred stock dividend requirements                                               (34)              (8)
                                                                                                  ------           ------
                          Net earnings (loss) attributable
                             to common stockholders                                                $(205)              54
                                                                                                  ======           ======

* Restated - see notes 5 and 6 to the consolidated financial statements.

                                                                      Schedule I
                                                                     Page 3 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Condensed Information as to
                          Cash Flows of the Registrant

                     Years ended December 31, 1995 and 1994


                                                                                                  1995             1994*
                                                                                                --------         --------
                                                                                                   amounts in millions
                 Cash flows from operating activities:
                    Earnings (loss) before share of earnings (loss)
                       of consolidated subsidiaries                                           $      70               (9)
                    Adjustments to reconcile earnings (loss) to net
                       cash provided by operating activities:
                          Compensation relating to stock
                             appreciation rights                                                     21               --
                          Adjustment to compensation
                             relating to stock appreciation rights                                   --               (1)
                          Gain on sale of subsidiary stock                                         (123)              --
                          Minority interests in earnings                                             11               --
                          Change in accrued liabilities                                              53               24
                                                                                              ---------        ---------
                             Net cash provided by operating activities                               32               14
                                                                                              ---------        ---------

                 Cash flows from investing activities:
                    Reduction in or additional
                       investments in and advances to                                              (430)              (8)
                       consolidated subsidiaries, net
                    Other investing activities                                                       (9)              (3)
                                                                                              ---------        ---------
                             Net cash used by investing activities                                 (439)             (11)
                                                                                              ---------        ---------

                 Cash flows from financing activities:
                    Preferred stock dividends                                                       (24)              (4)
                    Issuances of common stock                                                       431                1
                                                                                              ---------        ---------
                             Net cash provided (used) by financing activities                       407               (3)
                                                                                              ---------        ---------

                                   Change in cash                                                    --               --

                                   Cash at beginning of year                                         --               --
                                                                                              ---------        ---------

                                   Cash at end of year                                        $      --               --
                                                                                              =========        =========


* Restated - see notes 5 and 6 to the consolidated financial statements.

See also note 3 to the consolidated financial statements.

                                                                     Schedule II


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993


                                                                              Additions         Deductions
                                                                              ---------         ----------
                                                             Balance at       Charged to        Write-offs        Balance
                                                             beginning          profit            net of           at end
                 Description                                  of year          and loss         recoveries        of year
                 -----------                                  -------          --------         ----------        -------
                                                                                  amounts in millions
                 Year ended
                    December 31, 1995:
                       Allowance for doubtful
                          receivables - trade                    $ 23               86              (75)                34
                                                                 ====             ====             ====               ====
                 Year ended
                    December 31, 1994:
                       Allowance for doubtful
                          receivables - trade                    $ 19               58              (54)                23
                                                                 ====             ====             ====               ====
                 Year ended
                    December 31, 1993:
                       Allowance for doubtful
                          receivables - trade                    $ 15               58              (54)                19
                                                                 ====             ====             ====               ====


                          Independent Auditors' Report





To the Board of Directors and Shareholders of TeleWest plc


We have audited the consolidated balance sheet of TeleWest plc and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleWest plc and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles in the United States of America.


/s/ KPMG


KPMG
Chartered Accountants
Registered Auditors


March 6, 1996
London, England

               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             YEAR ENDED DECEMBER 31
                                                                      1995         1995         1994        1993
                                                                     $'000       L.'000       L.'000      L.'000
               REVENUE                                             (note 2)
               Cable television                                    100,574       64,740       35,875      20,729
               Telephony - residential                              89,477       57,597       23,471      11,261
               Telephony - business                                 27,107       17,449        8,812       4,908
               Other (L.1,451, L.1,481 and L.2,371 in 1995, 1994 and
                 1993, respectively, from related parties)           7,764        4,998        3,869       3,440
               -------------------------------------------------------------------------------------------------
                                                                   224,922      144,784       72,027      40,338
               =================================================================================================

               OPERATING COSTS AND EXPENSES:
               Programing                                          (50,013)     (32,194)     (15,500)     (8,403)
               Telephony                                           (45,869)     (29,526)     (14,714)    (10,203)
               Selling, general and administrative (including
                 L.3,257, L.2,128 and L.4,451 in 1995, 1994 and
                 1993, respectively, to related parties)          (163,720)    (105,388)     (60,414)    (32,505)
               Depreciation                                        (93,240)     (60,019)     (30,320)    (17,635)
               Amortization of goodwill                            (12,201)      (7,854)      (1,827)       (840)
               -------------------------------------------------------------------------------------------------
                                                                  (365,043)    (234,981)    (122,775)    (69,586)
               =================================================================================================

               OPERATING LOSS                                     (140,121)     (90,197)     (50,748)    (29,248)
               OTHER INCOME/(EXPENSE):
               Interest income (including L.1,583, L.465
                 and L.1,504 in 1995, 1994 and 1993, respectively,
                 from related parties)                              24,305       15,645        2,291       1,974
               Interest expense (L.1,083 in 1994 to related
                 parties                                           (41,399)     (26,649)     (10,069)     (2,537)

               Loss on disposal of interest rate swaps             (13,374)      (8,609)           -           -
               Unrealized gain on interest rate swaps                    -            -        1,636           -
               Foreign exchange losses, net                        (22,642)     (14,575)         (21)        (72)
               Share of net losses of affiliates                   (19,849)     (12,777)      (8,466)     (7,540)
               (Loss)/gain on disposal of assets                      (651)        (419)          26         (16)
               Minority interests in losses of consolidated
                 subsidiaries, net                                     (25)         (16)          39           -
               Other, net                                              127           82          (25)          -
               =================================================================================================
               LOSS BEFORE INCOME TAXES                           (213,629)    (137,515)     (65,337)    (37,439)
               Income tax expense (note 14)                            (25)         (16)           -           -
               -------------------------------------------------------------------------------------------------
               LOSS BEFORE EXTRAORDINARY GAIN                     (213,654)    (137,531)     (65,337)    (37,439)
               Extraordinary gain (note 15)                              -            -        7,287           -
               =================================================================================================
               NET LOSS                                           (213,654)    (137,531)     (58,050)    (37,439)
               =================================================================================================

                                                                                 YEAR ENDED DECEMBER 31
                                                                                                       Pro forma
                                                                               1995          1995           1994
                                                                                  $            L.             L.
                                                                     (except number(except number (except number
                                                                          of shares)    of shares)     of shares)
               LOSS PER ORDINARY SHARE
               Weighted average number of ordinary shares outstanding   861,424,848   861,424,848    630,756,392
               Loss per ordinary share before extraordinary gain              (0.25)        (0.16)         (0.10)
               Extraordinary gain                                                 -             -           0.01
               LOSS PER ORDINARY SHARE                                        (0.25)        (0.16)         (0.09)

               See accompanying notes to consolidated financial statements.

               CONSOLIDATED BALANCE SHEETS


                                                                                     YEAR ENDED DECEMBER 31
                                                                                 1995         1995          1994
                                                                                $'000       L.'000        L.'000
               ASSETS                                                         (note 2)
               Cash and cash equivalents                                      722,095      464,818       248,002
               Trade receivables (net of allowance for doubtful accounts
                 of L.4,695 and L.1,736)                                       35,921       23,123         6,182
               Other receivables (note 7)                                      39,858       25,657        26,124
               Prepaid expenses                                                 9,528        6,133         1,544
               Investments in affiliates, accounted for under the equity
                 method, and related receivables (note 8)                     125,372       80,703        81,907
               Other investments, at cost                                      32,105       20,666        20,666
               Property and equipment (less accumulated depreciation
                 of L.182,142 and L.67,290) (note 9)                        1,652,626    1,063,808       454,843
               Goodwill (less accumulated amortization of
                 L.11,758 and L.3,904)                                        770,351      495,881        38,863
               Other assets (less accumulated amortization of
                 L.742) (note 11)                                             169,224      108,931            25
               -------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                 3,557,080    2,289,720       878,156
               =================================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               Accounts payable                                                62,764       40,402        37,362
               Other liabilities (note 12)                                    161,291      103,824        45,270
               Debt (note 13)                                               1,230,784      792,265         3,886
               Capital lease obligations                                       47,093       30,314        14,553
               -------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                            1,501,932      966,805       101,071
               =================================================================================================
               MINORITY INTERESTS                                                 259          167           151
               =================================================================================================

               SHAREHOLDERS' EQUITY (note 16)
               Convertible preference shares, 10p par value;
                 661,000,000 and 204,000,000 shares authorized
                 in 1995 and 1994, respectively; 496,066,708
                 and 153,000,000 shares issued and outstanding
                 in 1995 and 1994, respectively                                77,064       49,607        15,300
               Ordinary shares, 10p par value;
                 2,010,000,000 and 1,293,835,000 shares
                 authorized in 1995 and 1994, respectively;
                 919,963,400 and 848,244,940 issued and
                 outstanding in 1995 and 1994, respectively                   142,916       91,996        84,824
               Additional paid-in capital                                   2,055,235    1,322,971       686,276
               Accumulated deficit                                           (217,050)    (139,717)       (2,186)
               -------------------------------------------------------------------------------------------------
                                                                            2,058,165    1,324,857       784,214
               Ordinary shares held in trust for The Telewest
                 Restricted Share Scheme (note 16)                             (3,276)      (2,109)       (7,280)
               TOTAL STOCKHOLDERS' EQUITY                                   2,054,889    1,322,748       776,934
               -------------------------------------------------------------------------------------------------
               Commitments and contingencies (note 17)

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   3,557,080    2,289,720       878,156
               =================================================================================================

               See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED DECEMBER 31
                                                                    1995         1995         1994          1993
                                                                   $'000       L.'000       L.'000        L.'000
               CASH FLOWS FROM OPERATING ACTIVITIES:             (note 2)
               Loss before extraordinary gain                   (213,654)    (137,531)     (65,337)      (37,439)
               Adjustments to reconcile loss before
                 extraordinary gain to net cash used in
                 operating activities:
                 Depreciation                                     93,240       60,019       30,320        17,635
                 Amortization of goodwill                         12,201        7,854        1,827           840
                 Amortization of deferred financing costs
                   and issue discount on senior discount
                   debentures                                     25,796       16,605            -             -
                 Accrued interest on senior debentures             8,468        5,451            -             -
                 Unrealized loss on foreign currency
                   translation                                    22,642       14,575            -             -
                 Loss on disposal of interest rate swap           13,374        8,609            -             -
                 Unrealized gain on interest rate swap                 -            -       (1,636)            -
                 Share of losses of affiliates                    19,849       12,777        8,466         7,540
                 Loss/(gain) on disposals of assets                  651          419          (26)           16
                 Minority interests in profit/(loss)                  25           16          (39)            -
               Changes in operating assets and liabilities,
                 net of effect of acquisition of subsidiaries:
                 Change in receivables                            (8,206)      (5,282)      (8,102)       (4,981)
                 Change in prepaid expenses                       (5,231)      (3,367)       1,004        (1,484)
                 Change in accounts payable                       (8,704)      (5,603)      15,293         6,503
                 Change in liability relating to the
                   TeleWest Restricted Share Scheme                2,406            -        1,549             -
                 Change in other liabilities                      27,430       19,206        7,518         1,530
               Other                                                (553)        (356)           -             -
               =================================================================================================
               NET CASH USED IN OPERATING ACTIVITIES             (10,266)      (6,608)      (9,163)       (9,840)
               -------------------------------------------------------------------------------------------------

               CASH FLOWS FROM INVESTING ACTIVITIES:
               Cash paid for property and equipment             (395,293)    (254,453)    (202,683)     (102,962)
               Cash paid for acquisition of subsidiaries          (5,021)      (3,232)        (236)      (45,465)
               Additional investments in and loans
                 to affiliates                                   (14,204)      (9,143)     (23,761)      (24,250)
               Proceeds from disposals of assets                   1,069          688          294           166
               Proceeds from disposals of interest
                 in affiliates                                         -            -            -         2,552
               Other investing activities                            521          335       (5,505)         (908)
               -------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES            (412,928)    (265,805)    (231,891)     (170,867)

               =================================================================================================
               CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from debenture issue                   1,172,600      754,812            -             -
               Cash premium paid for foreign
                 currency option                                (136,817)     (88,070)           -             -
               Repayment of borrowings                          (245,344)    (157,930)    (219,700)      (20,000)
               Cash paid for debenture issue costs               (31,962)     (20,574)           -             -
               Cash paid for share issue costs                    (9,540)      (6,141)     (28,543)            -
               Proceeds from share issues                              -            -      511,800             -
               Proceeds from borrowings                                -            -      174,200        46,000
               Capital element of finance lease
                 repayments                                       (2,005)      (1,291)        (210)          170
               Net contributions from Joint Venturers
                 and minorities                                        -            -       44,995       160,313
               -------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES         746,932      480,806      482,542       186,483
               -------------------------------------------------------------------------------------------------

               NET INCREASE IN CASH AND CASH EQUIVALENTS         323,738      208,393      241,488         5,776
               Effect of exchange rate changes on cash and
                 cash equivalents                                 13,086        8,423            -             -
               Cash and cash equivalents at beginning
                 of year                                         385,271      248,002        6,514           738
               -------------------------------------------------------------------------------------------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR          722,095      464,818      248,002         6,514
               =================================================================================================

               See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                   Net assets of
                                                                                               the Joint Venture
                                                                                                          L.'000
               JOINT VENTURE:                                                                            (note 2)
               Year ended December 31 1993
               Balance at January 1 1993                                                                 189,015
               Capital contributions                                                                     160,119
               Net loss                                                                                  (37,439)
               -------------------------------------------------------------------------------------------------
               BALANCE AT DECEMBER 31 1993                                                               311,695
               =================================================================================================

               PERIOD FROM JANUARY 1 1994 TO NOVEMBER 22 1994
               Balance at January 1 1994                                                                 311,695
               Capital contribution                                                                      121,873
               Repayment of the Joint Venturers' capital accounts                                        (75,700)
               Net loss                                                                                  (55,864)
               -------------------------------------------------------------------------------------------------
               BALANCE AT NOVEMBER 22 1994                                                               302,004
               =================================================================================================

               On November 22 1994 the net assets of Joint Venture were contributed to the Company, as described in Note 1 to the consolidated financial statements. The contribution appears as an increase in additional paid-in capital in the following table.

                                                     Convertible                          Additional
                                                      preference   Ordinary   Shares held    paid-in  Accumulated
                                                          shares     shares      in trust    capital      deficit      Total
                                                          L.'000     L.'000        L.'000     L.'000       L.'000     L.'000
               COMPANY:
               Shares issued during the year              15,300      84,824           -     384,272           -     484,396
               Ordinary shares held in trust
                 for Restricted Share Scheme                   -           -      (7,280)          -           -      (7,280)
               Contribution of Joint Venture
                 to the Company on
                 November 22 1994                              -           -           -     302,004           -     302,004
               Net loss                                        -           -           -           -      (2,186)     (2,186)
               -------------------------------------------------------------------------------------------------------------
               BALANCE AT
               DECEMBER 31 1994                           15,300      84,824      (7,280)    686,276      (2,186)    776,934
               Conversion of ordinary
                 shares into convertible
                 preference shares                        11,227     (11,227)          -           -           -           -
               Accrued employee
                 compensation relating to
                 the Restricted Share Scheme                   -           -       2,462           -           -       2,462
               Net loss for the period
                 to October 2 1995                             -           -           -           -     (71,185)    (71,185)
               -------------------------------------------------------------------------------------------------------------
               BALANCE AT
               OCTOBER 2 1995                             26,527      73,597      (4,818)    686,276     (73,371)    708,211
               Shares issued in connection
                 with the acquisition of SBCC             23,080      18,399           -     636,695           -     678,174
               Accrued employee compensation
                 relating to the Restricted
                 Share Scheme                                  -           -       2,709           -           -       2,709
               Net loss for the period to
                 December 31 1995                              -           -           -           -     (66,346)    (66,346)
               -------------------------------------------------------------------------------------------------------------
               BALANCE AT
               DECEMBER 31 1995                           49,607      91,996      (2,109)  1,322,971    (139,717)  1,322,748
               =============================================================================================================

               The consolidated financial statements have been prepared on the basis that the organization structure of TeleWest plc and its subsidiaries as set out above on October 2 1995 had been in existence throughout the periods covered by the consolidated financial statements. Further details regarding the basis of presentation are set out in Note 2 to the consolidated financial statements.

               See accompanying notes to consolidated financial statements.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS years ended december 31, 1995 and 1994 (amounts in thousands)

    NOTE 1   ORGANIZATION AND HISTORY

             TELEWEST PLC

             TeleWest plc ("the Company") is a cable television and telephony operator which offers these services to business and residential customers in the United Kingdom ("UK"). The Company derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Company derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. Based on revenue, the cable television and telephony services are approximately equal in size although revenue is predominantly derived from residential, rather than business, customers.

             The Company was incorporated on October 20, 1994 under the laws of England and Wales. On October 2, 1995, the entire issued share capital of TeleWest Communications plc ("Old TeleWest") was transferred to the Company in exchange for fully paid up shares of the Company pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement") made between Old TeleWest, the Company and the shareholders of Old TeleWest. The organization and history of Old TeleWest is described below. Details regarding the basis upon which the consolidated financial statements are presented are set out in Note 2.

             Under the Scheme of Arrangement, the Company issued 735,468,440 ordinary shares of 10 pence each and 265,276,500 convertible preference shares of 10 pence each in consideration for the transfer of shares of Old TeleWest to the Company. Dealings in ordinary shares and ADSs representing ordinary shares of Old TeleWest ceased on the London Stock Exchange and NASDAQ National Market immediately prior to the execution of the Scheme of Arrangement, and upon completion of the Scheme of the Arrangement on October 2, 1995, dealings in the ordinary shares and ADSs representing ordinary shares of the Company commenced. Prior to the execution of the Scheme of Arrangement, the Company did not trade and hence did not incur any income or expenditure on its own account.

             On October 3, 1995, immediately following the completion of the Scheme of the Arrangement, the Company acquired the entire issued share capital of SBC CableComms (UK) ("SBCC"), a company that holds cable television and telephony interests in the UK, from its former shareholders in exchange for fully paid up shares of the Company. Further details on this acquisition are described in Note 5 to the consolidated financial statements.

             OLD TELEWEST

             Old TeleWest was incorporated on January 1, 1994 under the laws of England and Wales. On November 22, 1994, affiliates of Tele-Communications, Inc. ("the TCI Affiliates") and affiliates of U S WEST, Inc. ("the U S WEST Affiliates") contributed their UK cable interests to Old TeleWest (the "Contribution"). These interests were previously held by the TCI Affiliates and the U S WEST Affiliates through TCI/U S WEST Cable Communications Group, a general partnership which was formed on December 18, 1991. Old TeleWest did not trade prior to November 22, 1994. TCI/U S WEST Cable Communications Group and its subsidiaries collectively are referred to herein as the "Joint Venture". The TCI Affiliates and the U S WEST Affiliates are collectively referred to herein as the "Joint Venturers".

             On November 22, 1994, immediately following the Contribution, Old TeleWest issued 604,000,000 ordinary shares and 153,000,000 convertible preference shares to the Joint Venturers and completed an initial public offering ("the Global Offering") in which 239,744,940 ordinary shares were issued to the public market.

             Immediately prior to the completion of the Scheme of Arrangement on October 2, 1995, Old TeleWest restructured its share capital by converting 112,276,500 ordinary shares of 10 pence each which were held by the Joint Venturers into 112,276,500 convertible preference shares of 10 pence each.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 2   BASIS OF PRESENTATION

             The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Contribution and the transactions executed pursuant to the Scheme of Arrangement are effectively internal reorganizations of the Company and its subsidiaries and hence the consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if the ownership structure established on October 2, 1995, had been in existence throughout the periods covered by the consolidated financial statements. The acquisition of SBCC has been accounted for under the purchase method of accounting and hence its results have been included in the statement of operations only from the date of acquisition.

             The Company's historical shareholders' equity for periods prior to November 22, 1994, is the excess of the Joint Venture's assets over the Joint Venture's liabilities and represents the historical cost of the capital contributions made by the Joint Venturers less the accumulated deficit arising from the Joint Venture's operations. The Company's shareholders' equity for the period November 22, 1994 to October 2, 1995 reflects the accumulated deficit arising from the operations of Old TeleWest and the issue of ordinary and convertible preference shares by Old TeleWest.

             The economic environment and currency in which the Company operates is the United Kingdom and hence its reporting currency is Pounds Sterling (L.). Certain financial information for the year ended December 31, 1995 has also been translated into US Dollars, with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.5535 = L.1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 29, 1995. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

    NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of the Company and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

             All acquisitions have been accounted for under the purchase method of accounting. Under this method, the results of subsidiaries and affiliates acquired in the year are included in the consolidated statement of operations from the date of acquisition.

             Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortized over the acquisitions' useful life or over a maximum period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered. The amount of goodwill impairment, if any, is measured based on the expected undiscounted cash flows of the acquired operations.

             CASH AND CASH EQUIVALENTS

             Cash and cash equivalents include highly-liquid investments with original maturities of three months or less that are readily convertible into cash.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             FINANCIAL INSTRUMENTS

             The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps"). Such contracts are used to hedge against adverse changes in foreign currency exchange rates associated with obligations denominated in foreign currency.

             The foreign currency option and Foreign Currency Swaps are recorded on the balance sheet in other assets or other liabilities at their fair value at the end of each reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

             Other interest rate swaps which are held as trading assets are recorded on the balance sheet at their fair value at the end of each reporting period with changes in their fair value being recorded as gains and losses in the statement of operations.

             INVESTMENTS

             Investments in partnerships, joint ventures and subsidiaries in which the Company's voting interest is 20% to 50%, and others where the Company has significant influence, are accounted for using the equity method. Investments which do not have a readily determinable fair value, in which the Company's voting interest is less than 20%, and in which the Company does not have significant influence, are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value.

             ADVERTISING COSTS

             Advertising costs are expensed as incurred. The amount of advertising costs expensed was L.10,246,000, L.4,313,000 and L.1,958,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

             PROPERTY AND EQUIPMENT

             Property and equipment is stated at cost, including the historical carryover basis cost from the Contribution. Except during the prematurity period as described below, depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal instalments over their estimated useful economic lives as follows:

             Freehold and long leasehold buildings         50 years
             Cable and ducting                             25-30 years
             Electronic equipment
             - System electronics                          10 years
             - Switching equipment                         8 years
             - Subscriber electronics                      5 years
             - Headend, studio and playback facilities     5 years
             Other equipment
             - Office furniture and fittings               5 years
             - Motor vehicles                              4 years

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             During the prematurity period, depreciation of cable and ducting and system electronics is charged monthly to write off the estimated cost at the end of the prematurity period over a useful life of 30 and 10 years, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No 51, "Financial Reporting by Cable Television Companies", the monthly charge is scaled down by a ratio of average customers in the current period to the estimated customer base at the end of the prematurity period. The prematurity period covers the period between connecting the first customer and substantial completion of the network.

             Preconstruction costs which are included within cable and ducting are amortized over the life of the franchise from the date of the first customer.

             The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under SFAS No. 51.

             FRANCHISE COSTS

             Expenditure incurred on successful applications for franchise licences is included in property and equipment and is amortized over the remaining life of the original franchise term, generally 15 years. Costs relating to unsuccessful applications are charged to the statement of operations.

             DEFERRED FINANCING COSTS

             Costs incurred to issue debentures are deferred and amortized to the consolidated statement of operations at a constant rate to the carrying value of the debentures over the life of the debentures.

             MINORITY INTERESTS

             Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

             FOREIGN CURRENCIES

             Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statement of operations.

             REVENUE RECOGNITION

             Revenue is recognized as services are delivered. Other revenues include connection fees which are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that subscribers are expected to remain connected to the system.

             PENSION COSTS

             The Company does not have a defined benefit pension plan but operates a defined contribution scheme or contributes up to specified limits to the third-party scheme of the employee's choice. The amount included in losses in 1995, 1994 and 1993 of L.1,538,000, L.839,000 and L.482,000, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

             INCOME TAXES

             Prior to November 22, 1994 no provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Joint Venture are reported in the respective income tax returns of the individual Joint Venturers.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Following from the reorganization effective on November 22, 1994, the Company became subject to UK taxation and adopted SFAS No 109, "Accounting for Income Taxes". The adoption of SFAS No 109 does not give rise to any cumulative adjustment to be made in the 1994 consolidated statement of operations. Under the asset and liability method of SFAS No 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

             RESTRICTED SHARE SCHEME

             The Company operates the TeleWest Restricted Share Scheme to provide for a portion of the future payments to employees under the Company's existing compensation programs. Shares purchased by the trust are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the balance sheet. This equity account is reduced based on the original cost of the shares to the trust when the shares are awarded to employees.

             The value of awards of ordinary shares to be made to employees in future years are charged to the statement of operations to the extent that they have been awarded to and earned by employees in the current accounting period. The value of shares which have been awarded to, but have not been earned by employees, is included as deferred compensation expense within other assets.

             LOSS PER ORDINARY SHARE

             Loss per ordinary share is based on the weighted average number of ordinary shares outstanding during the year. Ordinary share equivalents are not included in the computation as their effect would be to decrease the loss per share. The pro forma loss per ordinary share calculated for the year ended December 31, 1994 assumes that ordinary shares issued to the Joint Venturers in return for the Contribution had been outstanding for the entire year. Shares issued for cash in the Global Offering have been treated as outstanding from that date.

             RECENTLY ISSUED ACCOUNTING STANDARDS

             In March 1995, the Financial Accounting Standards Board issued SFAS No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and those assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

             The Company is required to first comply with the requirements of SFAS No 121 not later than in its consolidated financial statements for the year ending December 31, 1996. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

             In October 1995, the Financial Accounting Standards Board issued SFAS No 123 "Accounting for Stock-Based Compensation" which allows companies to adopt a fair-value method for recognizing stock-based expense in the financial statements. The Company is required to first comply with the requirements of SFAS No 123 not later than in its consolidated financial statements for the year ending December 31, 1996. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

             RECLASSIFICATIONS

             Certain reclassifications have been made between asset categories presented on the balance sheet as at December 31, 1994 to conform with the 1995 presentation.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 4   FINANCIAL INSTRUMENTS

             FOREIGN CURRENCY OPTION CONTRACT

             At December 31, 1995, the Company held a Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount at maturity of its US Dollar-denominated Senior Discount Debentures due 2007 ("Senior Discount Debentures"). The expiry date of this option contract is September 28, 2000. The put option has a strike price at expiration of L.1.00 = US$1.4520. The foreign currency option has been included in other assets at its fair value on December 31, 1995 of L.85,742,000.

             FOREIGN CURRENCY SWAP

             The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount of its US Dollar-denominated Senior Debentures due 2006 ("Senior Debentures"). The terms of the contract provided for the Company to make an initial exchange of principal of US$300,000,000 in exchange for L.196,078,000. On expiry on October 1, 2000, the initial principal amounts will be re-exchanged. The interest element of the Foreign Currency Swap requires the Company to make Pounds Sterling fixed-rate interest payments and to receive US Dollar fixed-rate interest payments on the initial exchange amounts on a semi annual basis. The Foreign Currency Swap has been included in other liabilities at its fair value on December 31, 1995 of L.3,983,000.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             SFAS No 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of an estimate of the fair values of certain financial instruments. SFAS No 119 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

             At December 31, 1995, the Company's significant financial instruments include cash and cash equivalents, trade receivables, the foreign currency option contract, the Foreign Currency Swap, trade payables and long-term borrowings. The following table summarizes the fair value of the foreign currency option contract, the Foreign Currency Swap, the interest rate swaps, the Senior Discount Debentures and the Senior Debentures. The fair value of the other financial instruments held by the Company approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table.

                                                                AT DECEMBER 31,1995        AT DECEMBER 31,1994
                                                              CARRYING                  Carrying
                                                                AMOUNT   FAIR VALUE       amount    Fair value
                                                                L.'000       L.'000       L.'000        L.'000
             Assets:
             Foreign currency option contract                   85,742       85,742            -             -
             Interest rate swap agreement                            -            -        9,568         9,568
             Liabilities:
             Interest rate swap agreement                            -            -          645           645
             Foreign Currency Swap                               3,983        3,983            -             -
             Senior Discount Debentures                        595,266      601,222            -             -
             Senior Debentures                                 193,113      196,975            -             -

             Interest rate swaps held by the Company at December 31, 1994 were sold during the year.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 4   FINANCIAL INSTRUMENTS (CONTINUED)

             The estimated fair value of the foreign currency option contract and the Foreign Currency Swap are based on quotations received from independent, third party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates and counterparty credit risk. The estimated fair value of the Senior Discount Debentures and the Senior Debentures are also based on quotations from independent, third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

             MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

             Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Company is not exposed to such market risk because gains and losses on the financial instruments are offset by gains and losses on the underlying assets and liabilities.

             The Company may be exposed to potential losses due to the credit risk of non-performance by the counterparties to its foreign currency option and Foreign Currency Swap contracts; however, such losses are not anticipated as these counterparties are major international financial institutions.

             Temporary cash investments also potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risks". The Company places its temporary cash investments with major international financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

             At December 31, 1995, the Company had no significant concentration of credit risk.

    NOTE 5   BUSINESS COMBINATIONS

             On October 3, 1995, the Company acquired the entire issued share capital of SBC CableComms (UK) ("SBCC"), a company which holds cable television and telephony interests in the UK, from an affiliate of Cox Communications, Inc. and affiliates of SBC Communications, Inc. in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each (the "SBCCShare Exchange Agreement"). The value attributable to the shares issued was
             L.1.635 per share, being the market price of the shares on June 8, 1995, the day the terms of the acquisition were agreed to and announced. The fair value of the share consideration using this share price was L.678,174,000. The aggregate cost of acquisition was L.689,878,000 including the costs of acquisition.

             This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition is L.464,872,000 and is being amortized on a straight-line basis over 20 years.

             On September 8, 1993, the Joint Venture acquired for cash consideration of L.48,302,000 the entire issued share capital of certain companies, which build and operate cable television and telephony networks in Scotland. This acquisition has been accounted for under the purchase method of accounting. The amount of goodwill arising as a result of the acquisition is L.25,022,000 and is being amortized on a straight-line basis over 20 years.

             The operating results of these acquisitions are included in the Company's consolidated statement of operations from their respective dates of acquisition. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of 1994, after giving effect to the amortization of goodwill arising as a result of each of the acquisitions:

                                                           1995          1994
                                                         L.'000       L.'0000
             Revenue                                    191,195       108,038
             Net loss                                  (188,142)     (113,247)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 5   BUSINESS COMBINATIONS (CONTINUED)

             The above unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of the dates indicated above, nor is it indicative of future results.

    NOTE 6   SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

             Cash paid for interest was L.6,041,000, L.8,013,000 and L.2,417,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

             Significant non-cash investing activities of the Company are described below. The amounts stated for 1995 represent the purchase of SBCC for largely share consideration, as described in
             Note 5 to the consolidated financial statements. The amounts stated for 1994 represent the contribution of UK cable interests to the Company by the Joint Venturers.

                                                                           DECEMBER 31
                                                                       1995          1994
                                                                     L.'000        L.'000
             Purchase of SBCC/contribution of cable interests:
               Assets                                               428,080         3,967
               Liabilities assumed                                  (45,144)       (2,744)
               Debt assumed                                        (157,930)            -
               Minority interest in subsidiaries                          -           (44)
             -----------------------------------------------------------------------------
             Net assets acquired/contributed                        225,006         1,179
             Goodwill on acquisition                                464,872             -
             =============================================================================
                                                                    689,878         1,179
             =============================================================================
             Share consideration/capital contribution               678,174         1,179
             Costs of acquisition                                    11,704             -
             -----------------------------------------------------------------------------
                                                                    689,878         1,179
             =============================================================================

    NOTE 7   OTHER RECEIVABLES

                                                                            DECEMBER 31
                                                                        1995          1994
                                                                      L.'000        L.'000
             Value Added Tax refund                                    5,145         7,709
             Interconnection receivables                               3,019         2,624
             Interest rate swaps                                           -         9,568
             Interest receivable                                       3,341           811
             Accrued income                                            3,311           548
             Recoverable expenses                                      2,808         1,951
             Other                                                     8,033         2,913
             -----------------------------------------------------------------------------
                                                                      25,657        26,124
             =============================================================================

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 8   INVESTMENTS

             The Company has investments in affiliates accounted for under the equity method at December 31, 1995 and 1994 as follows:

                                                                            DECEMBER 31
                                                                         1995          1994
                                                                       L.'000        L.'000
             Cable London plc                                          49.00%        48.90%
             Birmingham Cable Corporation Limited                      27.47%        27.47%
             London Interconnect Limited                               16.67%        16.67%
             Central Cable Sales Limited                               50.00%            -

             The Company has accounted for its investment in London Interconnect Limited under the equity method because it is in a position to exercise a significant influence over London Interconnect Limited.

             Summarized financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

             COMBINED FINANCIAL POSITION

                                                                          AT DECEMBER 31
                                                                        1995          1994
                                                                      L.'000        L.'000
             Property and equipment, net                             311,265       224,899
             Intangible assets, net                                    4,644        16,201
             Other assets, net                                       149,786        28,909
             -----------------------------------------------------------------------------
             TOTAL ASSETS                                            465,695       270,009
             =============================================================================
             Debt                                                    247,653        25,500
             Other liabilities                                        50,268        43,673
             Owners' equity                                          167,774       200,836
             -----------------------------------------------------------------------------
             TOTAL LIABILITIES AND EQUITY                            465,695       270,009
             =============================================================================

             COMBINED OPERATIONS

                                                                            YEAR ENDED
                                                                            DECEMBER 31
                                                                        1995          1994
                                                                      L.'000        L.'000
             Revenue                                                  70,016        38,669
             Operating expenses                                      (99,184)      (58,869)
             -----------------------------------------------------------------------------
             Operating loss                                          (29,168)      (20,200)
             Interest income/(expense)                                (4,615)         (488)
             -----------------------------------------------------------------------------
             NET LOSS                                                (33,783)      (20,688)
             =============================================================================

             The Company's investments in affiliates are comprised as follows:

                                                                        1995          1994
                                                                      L.'000        L.'000
             Loans                                                    24,593        13,163
             Share of net assets                                      56,110        68,744
             -----------------------------------------------------------------------------
                                                                      80,703        81,907
             =============================================================================

             Any excess of the purchase cost over the value of the net assets acquired is included in goodwill and amortized over 20 years on a straight-line basis.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

    NOTE 9   PROPERTY AND EQUIPMENT

                                                             Cable and   Electronic        Other
                                         Land    Buildings     ducting    equipment    equipment         Total
                                       L.'000       L.'000      L.'000       L.'000       L.'000        L.'000
             ACQUISITION COSTS
             Balance at January 1, 1995 4,055       16,643     321,208      149,652       30,575       522,133
             On acquisition of SBCC       168       14,551     284,670      131,682       25,681       456,752
             Additions                      -        4,811     161,439       78,729       24,097       269,076
             Disposals                      -            -        (451)        (446)      (1,114)       (2,011)
             -------------------------------------------------------------------------------------------------
             Balance at
               December 31, 1995        4,223       36,005     766,866      359,617       79,239     1,245,950
             =================================================================================================

             ACCUMULATED DEPRECIATION
             Balance at January 1, 1995     -        2,106      25,926       28,040       11,218        67,290
             On acquisition of SBCC         -          833      26,201       17,080       11,660        55,774
             Charge for year                -        1,981      22,507       25,791        9,740        60,019
             Disposals                      -            -        (102)        (101)        (738)         (941)
             -------------------------------------------------------------------------------------------------
             Balance at
               December 31, 1995            -        4,920      74,532       70,810       31,880       182,142
             =================================================================================================

             1995 NET BOOK VALUE        4,223       31,085     692,334      288,807       47,359     1,063,808
             =================================================================================================

             ACQUISITION COSTS
             Balance at January 1, 1994 2,950        6,591     208,812       71,095       18,806       308,254
             Additions                  1,105       10,052     113,182       78,898       12,220       215,457
             Disposals                      -            -        (786)        (341)        (451)       (1,578)
             -------------------------------------------------------------------------------------------------
             Balance at
               December 31, 1994        4,055       16,643     321,208      149,652       30,575       522,133
             =================================================================================================

             ACCUMULATED DEPRECIATION
             Balance at January 1, 1994     -        1,077      16,945       13,959        6,299        38,280
             Charge for year                -        1,029       9,767       14,386        5,138        30,320
             Disposals                      -            -        (786)        (305)        (219)       (1,310)
             -------------------------------------------------------------------------------------------------
             Balance at
               December 31, 1994            -        2,106      25,926       28,040       11,218        67,290
             =================================================================================================
             1994 NET BOOK VALUE        4,055       14,537     295,282      121,612       19,357       454,843
             =================================================================================================

             Cable and ducting consists principally of the civil engineering and fibre optic costs. In addition, cable and ducting includes net book value of preconstruction and franchise costs of L.14,388,000, and L.15,586,000 as of December 31, 1995, and 1994, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 10   VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS CHARGED TO
                                 Balance at  Acquisition     Costs and        Other                    Balance
                                  January 1      of SBCC      expenses     accounts   Deductions   December 31
                                     L.'000       L.'000        L.'000       L.'000       L.'000        L.'000
             1995
             Allowance for doubtful
               accounts               1,736        1,063         5,920            -       (4,024)        4,695
             -------------------------------------------------------------------------------------------------
             1994
             Allowance for doubtful
               accounts                 577            -         3,392           26       (2,259)        1,736
             -------------------------------------------------------------------------------------------------
             1993
             Allowance for doubtful
               accounts                 107            -           515           70         (115)          577
             -------------------------------------------------------------------------------------------------

   NOTE 11   OTHER ASSETS

             The components of other assets, net of amortization, are as follows:

                                                                            DECEMBER 31
                                                                        1995          1994
                                                                      L.'000        L.'000
             Deferred financing costs of debentures                   20,716             -
             Foreign currency option contract                         85,742             -
             Other                                                     2,473            25
             -----------------------------------------------------------------------------
                                                                     108,931            25
             =============================================================================

   NOTE 12   OTHER LIABILITIES

             Other liabilities are summarized as follows:

                                                                        1995          1994
                                                                      L.'000        L.'000
             Amount due to affiliated or other related parties         2,052           395
             Accrued interest                                          5,740         1,507
             Accrued construction costs                               14,859         5,492
             Accrued expenses and deferred income                     58,507        25,976
             Foreign Currency Swap                                     3,983             -
             Other liabilities                                        18,683        11,900
             -----------------------------------------------------------------------------
                                                                     103,824        45,270
             =============================================================================

   NOTE 13   DEBT

             Debt is summarized as follows at December 31, 1995 and 1994:

                                              Weighted average
                                              interest rate at          1995          1994
                                                 December 31          L.'000        L.'000
                                              1995         1994
             Senior Debentures              9.625%            -      193,113             -
             Senior Discount Debentures    11.000%            -      595,266             -
             Other debt                     8.450%       6.600%        3,886         3,886
             -----------------------------------------------------------------------------
                                                                     792,265         3,886
             =============================================================================

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 13   DEBT (CONTINUED)

             SENIOR DEBENTURES

             In October 1995, the Company issued US$300,000,000 principal amount of Senior Debentures with a yield to maturity of 9.625%. The cash consideration received at the date of issue was L.188,703,000. The Senior Debentures mature on October 1, 2006. Interest on the Senior Debentures accrues semi annually and is payable in arrears with the payments commencing on April 1, 1996. The Senior Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 104.813% of the principal amount during the year commencing October 1, 2000, 102.406% of the principal amount during the year commencing October 1, 2001 and thereafter at 100% of the principal amount plus accrued and unpaid interest.

             The Senior Debentures and the Senior Discount Debentures, which are described below, were issued to finance general working capital, capital expenditure, foreign currency swap and options to hedge against adverse fluctuations in exchange rates and additional investments in affiliated companies or other companies engaged in the cable/telecommunications business. A portion of the net proceeds of the issue also was used to repay the L.157,930,000 indebtedness outstanding under the loan facility held by SBCC at the date that it was acquired by the Company.

             The indenture under which the Senior Debentures were issued contains various covenants which, among other things, will restrict the ability of the Company to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Company was in compliance with the covenants at December 31, 1995.

             The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount which will be outstanding on October 1, 2000, the earliest redemption date, and the associated interest payments of the Senior Debentures. The terms of the Foreign Currency Swap are described in Note 4 to the consolidated financial statements.

             The Senior Debentures are unsecured liabilities of the Company.

             SENIOR DISCOUNT DEBENTURES

             In October 1995, the Company issued US$1,536,413,000 principal amount at maturity of Senior Discount Debentures with a yield to maturity of 11%. The cash consideration received at the date of issue was L.566,109,000 (US$900,000,000). At December 31, 1995,
             the unamortized portion of the discount on issue was L.393,466,000 (US$611,250,000). The Senior Discount Debentures mature on October 1, 2007. Interest on the Senior Discount Debentures accrues semi annually. Cash interest will not accrue on the Senior Discount Debentures prior to October 1, 2000 and is thereafter payable in arrears on April 1 and October 1 of each year at a rate of 11% per annum. The Senior Discount Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 100% of the principal amount plus accrued and unpaid interest.

             The indenture under which the Senior Discount Debentures were issued contains various covenants as set out for the Senior Debenture above with which the Company was in compliance with at December 31, 1995.

             The Company has purchased a five year Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount which will be outstanding on October 1, 2000, the earliest redemption date, of the Senior Discount Debentures. The terms of the foreign currency option contract are described in Note 4 to the consolidated financial statements.

             The Senior Discount Debentures are unsecured liabilities of the Company.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 13   DEBT (CONTINUED)

             REVOLVING CREDIT FACILITIES

             Subsidiaries of the Company operating in the London South, Avon, and Scotland Regional Franchise Areas are party to revolving credit facilities available for future drawdowns to finance the construction of the cable network in these Regional Franchise Areas. The total amount available for drawdown is L.190,000,000 for the London South/Avon facility and L.195,000,000 for the Scotland facility.

             Borrowings under the credit facilities are secured by the assets and shares of the London South, Avon, and Scotland Regional Franchise Areas and bear interest at a floating rate based on LIBOR. The credit facilities contain covenants regarding financial and operating ratios and targets.

             The credit facilities are divided into two tranches: a non-recourse portion (Tranche A) and a recourse portion (Tranche
             B). Any amounts outstanding under Tranche A must be repaid by December 31, 2001 under the London South/Avon facility and by December 31, 2003 under the Scotland facility. Any amounts outstanding under Tranche B must be repaid by March 31, 1998 and by December 31, 1999 for the London South/Avon facility and Scotland facility, respectively. No amounts had been drawn under these facilities at the date of these financial statements. Commitment fees relating to the facilities paid for the years ended December 31, 1995, 1994 and 1993 were L.1,863,000, L.801,000 and L.134,000, respectively.

             OTHER DEBT

             Other debt is represented by property loans which are secured on freehold land and buildings held by the Company of which L.937,000 matures in 1996 and L.2,949,000 matures in 1997. The property loans bear interest at a rate of 1.5% to 1.75% above LIBOR.

   NOTE 14   INCOME TAXES

             As discussed in Note 3 to the consolidated financial statements, the Company has adopted SFAS No 109 as of November 22, 1994. The adoption of this standard has no cumulative effect to be reported in the 1994 consolidated statement of operations.

             Loss before income taxes is solely attributable to the UK:

             The provision for income tax is as follows:

                                                                            DECEMBER 31
                                                                        1995          1994
                                                                      L.'000        L.'000
             Currently payable                                            16             -
             =============================================================================

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 14   INCOME TAXES (CONTINUED)

             A reconciliation of income taxes determined using the statutory UK rate of 33% to the effective rate of income tax is as follows:

                                                                            YEAR ENDED
                                                                            DECEMBER 31
                                                                        1995          1994
                                                                           %             %
             Corporate tax at UK statutory rates                         (33)          (33)
             Permanent differences                                         3             1
             Valuation allowance                                          26            28
             Share of losses of affiliates                                 4             4
             -----------------------------------------------------------------------------
             Effective rate                                                -             -
             =============================================================================

             Deferred income tax assets and liabilities at December 31, 1995 and 1994 are summarized as follows:

                                                                        1995          1994
                                                                      L.'000        L.'000
             Deferred tax assets relating to:
             Fixed assets                                              2,200         1,031
             Net operating loss carryforward                          97,000        41,582
             Other                                                     9,200         1,329
             -----------------------------------------------------------------------------
             Deferred tax asset                                      108,400        43,942
             Valuation allowance                                     (96,300)      (40,537)
             -----------------------------------------------------------------------------
                                                                      12,100         3,405
             Deferred tax liabilities relating to:
             Liabilities and provisions                                    -          (460)
             Other                                                   (12,100)       (2,945)
             -----------------------------------------------------------------------------
             Deferred tax liabilities                                (12,100)       (3,405)
             -----------------------------------------------------------------------------
             DEFERRED TAX ASSET PER BALANCE SHEET                          -             -
             =============================================================================

             Following the reorganization effective on November 22, 1994, the Company became subject to UK taxation.

             At December 31, 1995 and 1994 the Company estimates that is has, subject to Inland Revenue agreement, net operating losses ("NOLs") of L.294,000,000 and L.126,000,000, respectively, available to relieve against future profits.

             The NOLs have an unlimited carryforward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

   NOTE 15   EXTRAORDINARY GAIN

             The Company had entered into interest rate swap agreements in order to manage the interest rate risk on its revolving credit facilities by swapping the interest rate on part of its variable rate debt for a fixed interest rate. Following the Global Offering of the Company in November 1994, the Company used a portion of the proceeds from the offering to repay all amounts outstanding under these credit facilities and the interest rate swap agreements ceased to be a hedge of the interest rate liability. The interest rate swaps were retained pending their use as hedges of interest rates on future drawdowns of the credit facilities. They had been placed on the balance sheet at their fair value at the date upon which the debt was repaid and an extraordinary gain equal to the aggregate fair value of the interest rate swaps at this date was recognized in the consolidated statement of operations. Any change in the aggregate fair value of the swap agreements since this date had been recognized in the consolidated statement of operations. On October 12, 1995, the Company sold the interest rate swaps, recognizing a loss on disposal.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 16   SHAREHOLDERS' EQUITY

             As described in Note 2 to the consolidated financial statements, the transactions executed under the Scheme of the Arrangement are effectively internal reorganizations of the Company and its subsidiaries. The transactions do not affect the composition or amount of shareholders' equity and hence are not discussed below.

             MOVEMENTS IN SHARE CAPITAL

             On August 14, 1995, the authorized share capital of the Company was increased to L.267,100,000 being 2,010,000,000 ordinary shares of 10 pence each and 661,000,000 convertible preference shares of 10 pence each. On October 2, 1995, 112,276,500 ordinary shares of 10 pence each were converted into 112,276,500 convertible preference shares of 10 pence each. Both transactions were made to enable the Company to execute the Scheme of Arrangement.

             On 3 October, 1995, pursuant to the SBCC Share Exchange Agreement, the Company issued 183,994,960 ordinary shares of 10 pence each at par and 230,790,208 convertible preference shares of 10 pence each at par to the former shareholders of SBCC in consideration for the transfer of the shares of SBCC to the Company. See Note 5 to the consolidated financial statements.

             CONVERTIBLE PREFERENCE SHARES

             The convertible preference shares are convertible into fully paid up ordinary shares at any time on the basis of one ordinary share for every convertible preference share provided that, immediately following the conversion, the percentage of the issued ordinary share capital of the Company held by members of the public, as defined by the listing rules of the London Stock Exchange, does not fall below 25%. The ordinary shares arising on conversion will rank pari passu in all respects with the ordinary shares then in issue.

             The holders of the convertible preference shares are entitled to receive a dividend of such amount as is declared and paid in relation to each ordinary share, subject to the dividend to be paid not exceeding 20 pence per share net of any associated tax credit.

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

             SHARES HELD IN TRUST FOR THE TELEWEST RESTRICTED SHARE SCHEME

             The Company operates the TeleWest Restricted Share Scheme in conjunction with an employment trust, which has been designed to provide incentives to employees based on the performance of the Company. The TeleWest Restricted Share Scheme enables ordinary shares to be awarded to employees of the Company which will normally be available for release to the employee three years after the date of the award, subject to any price, which normally will be only a nominal price, which the Trustees may specify.

             4,000,000 ordinary shares are held in trust by the Trustees for release as awards to employees participating in the TeleWest Restricted Share Scheme. During the year, the Trustees awarded an aggregate of 2,857,000 ordinary shares to employees of which an award of 16,000 shares was cancelled leaving 2,841,000 ordinary shares which had been awarded to employees at December 31, 1995.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 16   SHAREHOLDERS' EQUITY (CONTINUED)

             EMPLOYEE SHARE OPTION SCHEMES

             Under the TeleWest Executive Share Option Scheme, certain officers and key employees may be granted options to purchase ordinary shares of the Company.

             During the year, options were granted to employees to purchase an aggregate of 8,871,398 ordinary shares of which 226,169 options had been surrendered during the year, leaving 8,645,229 ordinary shares under option at December 31, 1995. The exercise price of the options ranges from 154.5 pence to 173.5 pence. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the out-performance by the price of the FT-SE100 Index over the three year period preceding exercise.

             The Company also operates the TeleWest Sharesave Scheme. At December 31, 1995, options to purchase 1,177,784 ordinary shares, exercisable in 2000 at an exercise price of 150 pence, and options to purchase 2,168,157 ordinary shares, exercisable in 2001 at an exercise price of 134 pence (the latter for which the related savings contracts became effective February 1, 1996) were outstanding.

   NOTE 17   COMMITMENTS AND CONTINGENCIES

             CAPITAL AND OPERATING LEASES

             The Company leases a number of assets under arrangements accounted for as capital leases, as follows:

                                                    Acquisition  Accumulated      Net book
                                                          costs depreciation         value
                                                         L.'000       L.'000        L.'000
             At December 31, 1995
             Electronic equipment                        27,148       (3,352)       23,796
             Other equipment                              1,512         (432)        1,080

             At December 31, 1994
             Electronic equipment                        14,462       (1,438)       13,024
             Other equipment                              1,025         (650)          375
             -----------------------------------------------------------------------------

             The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L.2,276,000, L.1,535,000 and L.1,229,000 for the years ended
             December 31, 1995, 1994 and 1993, respectively.

             Future minimum lease payments under capital and operating leases are summarized as follows as at December 31, 1995:

                                                                     Capital     Operating
                                                                      leases        leases
                                                                      L.'000        L.'000
             1996                                                      2,722         3,104
             1997                                                      3,433         2,726
             1998                                                      4,798         2,167
             1999                                                      6,293         1,620
             2000                                                      6,488         1,102
             2001 and thereafter                                      16,277         9,681
             ===============================================================
                                                                      40,011
             ---------------------------------------------------------------
             Imputed interest                                         (9,697)
             ---------------------------------------------------------------
             TOTAL                                                    30,314
             ===============================================================

             It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 17   COMMITMENTS AND CONTINGENCIES (CONTINUED)

             MINORITY INTERESTS

             In October 1993, the Company acquired all of the outstanding minority interests in the London South Regional Franchise Area from various shareholders other than the interest of one shareholder holding an approximately 0.03% interest in the London South Regional Franchise Area. In consideration for such minority interests, the Company made an initial payment to the sellers of approximately L.790,000 and may be required to make an additional payment to one of the sellers upon the occurrence of certain events (including the completion of certain share issuances by the Company). The amount of this payment is based upon the valuation of the London South Regional Franchise Area and the percentage of such franchise formerly owned by the minority shareholders. The Company does not expect any payments to have a material effect on the liquidity or capital resources of the Company.

             In connection with the Company's acquisition of the South East Regional Franchise Area, the Company granted to Trans-Global (UK) Limited an option to acquire up to 9.9% of the equity in the South East Regional Franchise Area. If Trans-Global elects to exercise its option in full, the Company's interest in the South East Regional Franchise Area would decrease to 90.1% and the Company would be entitled to a payment from Trans-Global pro rata share (9.9%) of all funding provided by the Company to the South East Regional Franchise Area through to the date of exercise. As of the date of hereof, such option has not been exercised.

             CONTINGENT LIABILITIES

             The Company is a party of various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

   NOTE 18   RELATED PARTY TRANSACTIONS

             The Company, in the normal course of providing cable television services, purchases certain of its programing from certain UK affiliates of Tele-Communications, Inc. ("TCI"). Such programing is purchased on commercially-available terms.

             The Company has management agreements with TCI and U S WEST, Inc. ("U S WEST") under which amounts are paid by the Company relating to TCI and U S WEST employees who have been seconded to the Company. For the years ended December 31, 1995, 1994, and 1993, fees paid by the Company under the agreements were L.3,042,000, L.2,128,000 and L.4,451,000, respectively. The Company has similar management agreements with Cox Communications, Inc. and SBC Communications, Inc. For the year ended December 31, 1995, fees paid by the Company under these agreements were L.233,000.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS continued

   NOTE 18   RELATED PARTY TRANSACTIONS (CONTINUED)

             The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services relating to telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended December 31, 1995, 1994 and 1993 were L.566,000, L.557,000 and
             L.1,801,000, respectively. The Company also receives a fee for providing switching support services, comprising of a fixed element based on a number of switches, and a variable element based on a number of lines. Fees received for the years ended December 31, 1995 and 1994 were L.827,000 and L.822,000, respectively.

   NOTE 19   SUBSEQUENT EVENTS

             On January 10, 1996, the Company purchased the entire issued share capital of Bell Cablemedia (Worcester) Limited, owner of the Worcester cable franchise, for cash consideration of L.9,800,000. Bell Cablemedia (Worcester) Limited is otherwise a dormant company with net assets of L.2 representing its called up share capital.

             On January 18, 1996, The Independent Television Commission notified the Company that it had been awarded the Southport cable franchise.

   NOTE 20   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                               1995
                                                                Fourth        Third       Second         First
                                                   Total       quarter      quarter      quarter       quarter
                                                  L.'000        L.'000       L.'000       L.'000        L.'000
             Revenue                             144,784        57,144       32,240       28,969        26,431
             Operating loss                      (90,197)      (33,464)     (20,135)     (19,209)      (17,389)
             Net loss                           (137,531)      (66,346)     (27,325)     (23,547)      (20,313)
             Loss per ordinary share            16 pence       7 pence      3 pence      3 pence       2 pence

             The following summary of the financial information sets out comparative figures for the fourth quarter ended December 31, 1994.

                                                                                  9 months
                                                                      Fourth         ended
                                                                     quarter  September 30
                                                          Total         1994          1994
                                                         L.'000       L.'000        L.'000
             Revenue                                     72,027       22,727        49,300
             Operating loss                             (50,748)     (17,808)      (32,940)
             Unrealized gain on interest rate swap        1,636        1,636             -
             Loss before extraordinary gain             (65,337)     (20,874)      (44,463)
             Extraordinary gain                           7,287        7,287             -
             Net loss                                   (58,050)     (13,587)      (44,463)
             Pro forma loss per ordinary share          9 pence            -             -

             SELECTED FINANCIAL INFORMATION - FIVE YEAR SUMMARY

                                                                      YEAR ENDED DECEMBER 31
                                                           Company        Joint Venture(1) Predecessor Businesses(2)
                                                    1995(3)         1994         1993         1992         1991
                                                    L.'000        L.'000       L.'000       L.'000       L.'000
             BALANCE SHEET DATA:
             Property and equipment, net         1,063,808       454,843      269,974      149,571       87,202
             Total assets                        2,289,720       878,156      413,865      236,474      114,602
             Investment in affiliates               80,703        81,907       68,838       54,849           75
             Debt(4)                               792,265         3,886       49,386       23,386       13,885
             Equity                              1,322,748       776,934      311,695      189,015       57,023
             INCOME STATEMENT DATA:
             REVENUE
             Cable television                       64,740        35,875       20,729       12,600        8,400
             Telephony - residential                57,597        23,471       11,261        3,462          630
             Telephony - business                   17,449         8,812        4,908        2,043          612
             Other                                   4,998         3,869        3,440          602          502
             --------------------------------------------------------------------------------------------------
             TOTAL REVENUE                         144,784        72,027       40,338       18,707       10,144
             --------------------------------------------------------------------------------------------------
             OPERATING COSTS AND EXPENSES:
             Programing                            (32,194)      (15,500)      (8,403)      (5,286)      (2,656)
             Telephony                             (29,526)      (14,714)     (10,203)      (3,916)      (1,568)
             Selling, general and administrative  (105,388)      (60,414)     (32,505)     (17,411)     (11,571)
             Depreciation                          (60,019)      (30,320)     (17,635)      (9,942)      (6,002)
             Amortization                           (7,854)       (1,827)        (840)        (326)        (163)
             --------------------------------------------------------------------------------------------------
             OPERATING LOSS                        (90,197)      (50,748)     (29,248)     (18,174)     (11,816)
             --------------------------------------------------------------------------------------------------
             Share of (loss)/income of affiliates  (12,777)       (8,466)      (7,540)      (6,905)          61
             Financial expenses, net(4)            (34,607)       (6,137)        (651)      (1,057)      (1,319)
             Extraordinary gain                          -         7,287(5)         -            -            -
             Net loss                             (137,531)      (58,050)     (37,439)     (26,136)      (8,268)
             Loss per ordinary share before
               extraordinary gain (pro forma loss
               for 1994)                               (16) pence    (10) pence
             Extraordinary gain                          -             1  pence
             Loss per ordinary share (pro forma
               loss for 1994)                          (16) pence     (9) pence

             (1) See Note 1 (Organization and history) to the US GAAP
                 Consolidated Financial Statements

             (2) Predecessor Businesses refers to certain businesses owned by
                 TCI prior to the formation of the Joint Venture and which are now owned by the Company.

             (3) See Note 5 (Business Combinations) to the USGAAP Consolidated
                 Financial Statements

             (4) See Note 13 (Debt) to the USGAAP Consolidated Financial
                 Statements

             (5) See Note 15 (Extraordinary Gain) to the US GAAP Consolidated
                 Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TELE-COMMUNICATIONS, INC.



Dated:  March 26, 1996                             By       /s/ John C. Malone
                                                     ------------------------------------
                                                                John C. Malone
                                                                President and
                                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                 Title                            Date
         ---------                 -----                            ----

 /s/ Bob Magness                  Chairman of the Board             March 26, 1996
-----------------------------       and Director
       Bob Magness



 /s/ John C. Malone               President, Chief Executive        March 26, 1996
-----------------------------       Officer and Director
       John C. Malone



 /s/ Jerome H. Kern               Director                          March 26, 1996
-----------------------------
       Jerome H. Kern



 /s/ John W. Gallivan             Director                          March 26, 1996
-----------------------------
       John W. Gallivan



 /s/ D. F. Fisher                 Director                          March 26, 1996
-----------------------------
       D. F. Fisher



 /s/ Stephen M. Brett             Executive Vice President          March 26, 1996
-----------------------------        and Secretary
       Stephen M. Brett



 /s/ Bernard W. Schotters         Senior Vice President of          March 26, 1996
---------------------------         TCI Communications, Inc.
       Bernard W. Schotters         (Principal Financial Officer)




 /s/ Gary K. Bracken              Senior Vice President of          March 26, 1996
-----------------------------       TCI Communications, Inc.
       Gary K. Bracken              (Principal Accounting Officer)


                                 EXHIBIT INDEX



Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1    The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996 and January 25, 1996.

      3.2    The Bylaws as adopted June 16, 1994.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-2041).

10 - Material Contracts:

    10.1     Tele-Communications, Inc. 1994 Stock Incentive Plan.
                    Incorporated herein by reference to the Company's Form S-4
                       Registration Statement (Commission File No. 33-54263).

    10.2     Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan.

    10.4     Restated and Amended Employment Agreement, dated as of November 1,
                 1992, between the Company and Bob Magness.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.5     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Bob Magness.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-2041).

    10.6     Restated and Amended Employment Agreement, dated as of November 1,
                 1992, between the Company and John C.  Malone.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.7     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and John C. Malone.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-2041).

    10.8     Employment Agreement, dated as of January 1, 1992, between
               Tele-Communications, Inc. and Donne F. Fisher.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

                                                                     (continued)

    10.9     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Donne F. Fisher.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.10    Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.11    Consulting Agreement, dated as of January 1, 1996, between
               Tele-Communications, Inc. and Donne F. Fisher.

    10.12    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.13    Amended and Restated Employment Agreement, dated as of July 18,
                 1995, among Tele-Communications, Inc., Tele-Communications International, Inc. and Fred A. Vierra.*
                    Incorporated herein by reference to Tele-Communications
                       International, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-80491).

    10.14    Employment Agreement, dated as of January 1, 1993, between
               Tele-Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.15    Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.16    Form of 1992 Non-Qualified Stock Option and Stock Appreciation
               Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

                                                                     (continued)

    10.17    Form of 1993 Non-Qualified Stock Option and Stock Appreciation
               Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.18    Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement, dated as of November 12, 1993, by and between
                 Tele-Communications, Inc. and Jerome   H. Kern.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.19    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.20    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to the assumption of options and related stock appreciation rights granted under the Liberty Media Corporation 1991 Stock Incentive Plan pursuant to letter dated July 26, 1993.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.21    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.22    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


                                                                     (continued)

    10.23    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of grants pursuant to the Agreement and Plan of Merger dated June 6, 1991 between United Artists Entertainment Company and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.24    Form of letter dated September 17, 1991 from Liberty Media
                 Corporation to grantee relating to grant of stock appreciation rights.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.25    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                    Incorporated by reference to Tele-Communications, Inc.'s
                       Post Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.26    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele- Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non- Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.27    Forms of Assumption and Amended and Restated Stock Option
                 Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.*
                    Incorporated herein by reference to Tele-Communications,
                       Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33- 43009).

    10.28    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.29    Form of 1994 Non-Qualified Stock Option and Stock Appreciation
               Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

                                                                     (continued)

    10.30    Qualified Employee Stock Purchase Plan of Tele-Communications,
               Inc., as amended.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).

    10.31    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1994 Stock Incentive Plan.*

    10.32    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*

    10.33    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1994 Stock Incentive Plan.*

    10.34    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*

    10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1995 Stock Incentive Plan.*

    10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*

    10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1996 Stock Incentive Plan.*

    10.38    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*

    10.39    The Tele-Communications International, Inc. 1995 Stock Incentive
               Plan.
                    Incorporated herein by reference to Tele-Communications
                       International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

    10.40    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International 1995 Stock Incentive Plan.

                                                                     (continued)

    10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*

    10.42    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*

    10.43    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).

    10.44    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60843).

    10.45    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC
                 Midwest, Inc. d/b/a TCI of Central Indiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).

    10.46    The Settlement Plan and Rabbi Trust Agreement Entered into
                 Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64829).

    10.47    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI
               of Northern New Jersey, Inc.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

    10.48    Amended and Restated Agreement of Limited Partnership of MajorCo,
                 L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by
                    Tele-Communications, Inc. and Sprint Corporation. Incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 9, 1996 (Commission File No. 0-20421).

                                                                     (continued)

    10.49    Amended and Restated Stock Purchase Agreement, dated as of April
                 25, 1995, by and among Eduardo Eurnekian, stockholders of shares of the Common Stock of Cablevision S.A., Televisora Belgrano S.A., Construred S.A., Univent's S.A., and TCI International Holdings, Inc.
             Amended and Restated Stockholders Agreement, dated April 25, 1995, between Eduardo Eurnekian and TCI International Holdings, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated May 4, 1995, as amended by
                       Form 8-K/A (Commission File No. 0-20421).

    10.50    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc.,
                 Tele-Communications, Inc. and TCI Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom
                 International, Inc., Tele-Communications, Inc. and TCI
                 Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between
                 Viacom International, Inc. and Viacom International Services, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).

    10.51    Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated February 15, 1994 (Commission File No. 0-5550).

    10.52    Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated April 6, 1994 (Commission File No. 0-5550).

    10.53    Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).

    10.54    Agreement and Plan of Merger, dated as of August 8, 1994, among
                 Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation Incorporated herein by reference to Tele-Communications, Inc.'s Current Report on Form 8-K, dated
                 August 18, 1994 (Commission File No.     0-20421).

    10.55    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.

                                                                     (continued)

    10.56    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.

    10.57    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.

    10.58    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.

    10.59    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.

    10.60    Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.

    10.61    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher
                 Communications Associates, L.L.C.

    10.62    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.

    10.63    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.

    10.64 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.

    10.65    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.

    10.66    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.

    10.67    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.

    10.68    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.


                                                                     (continued)

21- Subsidiaries of Tele-Communications, Inc.

23.1   Consent of KPMG Peat Marwick LLP

23.2   Consent of KPMG Peat Marwick LLP

23.3   Consent of KPMG Peat Marwick LLP

23.4   Consent of KPMG Peat Marwick LLP

23.5   Consent of KPMG

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.