Form 10-Q
period 1996-03-31
TELE COMMUNICATIONS INC /CO/
filed 1996-05-14
CIK 925692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

Commission File Number 0-20421

                            TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   State of Delaware                    84-1260157
           -------------------------------  ------------------------------------
           (State or other jurisdiction of  (I.R.S. Employer Identification No.)
            incorporation or organization)

                  5619 DTC Parkway
                 Englewood, Colorado                       80111
      ----------------------------------------           ----------
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (303) 267-5500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury) as of April 30, 1996, was:

 Tele-Communications, Inc. Series A TCI Group common stock - 583,361,905 shares, Tele-Communications, Inc. Series B TCI Group common stock - 84,682,729 shares,

      Tele-Communications, Inc. Series A Liberty Media Group common stock -
       145,815,385 shares, and Tele-Communications, Inc. Series B Liberty
                  Media Group common stock - 21,192,387 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     -----------
Assets                                                 amounts in millions
Cash                                                 $   281           118

Trade and other receivables, net                         436           407

Inventories, net                                          96           104

Prepaid expenses                                          72            65

Prepaid program rights                                    55            47

Committed film inventory                                 123           122

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                2,368         2,372

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 6)                                      989           955

Property and equipment, at cost:
   Land                                                   86            88
   Distribution systems                                9,713         9,162
   Support equipment and buildings                     1,463         1,429
                                                     -------       -------
                                                      11,262        10,679
   Less accumulated depreciation                       3,902         3,653
                                                     -------       -------
                                                       7,360         7,026
                                                     -------       -------

Franchise costs                                       15,020        14,322
   Less accumulated amortization                       2,160         2,092
                                                     -------       -------
                                                      12,860        12,230
                                                     -------       -------

Other assets, at cost, net of amortization             1,916         1,734
                                                     -------       -------

                                                     $26,556        25,180
                                                     =======       =======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                                                 March 31,        December 31,
                                                                                   1996               1995
                                                                                 --------         -----------
Liabilities and Stockholders' Equity                                                amounts in millions

Accounts payable                                                                  $    290             243

Accrued interest                                                                       179             233

Accrued programming expense                                                            392             318

Other accrued expenses                                                                 765             717

Debt (note 7)                                                                       13,170          13,211

Deferred income taxes                                                                4,787           4,584

Other liabilities                                                                      195             195
                                                                                  --------        --------

      Total liabilities                                                             19,778          19,501
                                                                                  --------        --------

Minority interests in equity
   of consolidated subsidiaries                                                        919             651

Redeemable preferred stock                                                             655             478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely subordinated debt securities of TCI
   Communications, Inc. ("TCIC")                                                       508            --

Stockholders' equity (notes 2 and 8):
   Series Preferred Stock, $.01 par value                                             --              --
   Class B 6% Cumulative Redeemable
      Exchangeable Junior Preferred Stock,
      $.01 par value                                                                  --              --
   Tele-Communications, Inc. Series A TCI Group
      common stock, $1 par value
      Authorized 1,100,000,000 shares;
      issued 683,879,066 shares in 1996 and
      672,101,009 shares in 1995                                                       684             672
   Tele-Communications, Inc. Series B TCI Group
      common stock, $1 par value
      Authorized 150,000,000 shares;
      issued 84,682,729 shares in 1996 and
      84,801,554 shares in 1995                                                         85              85
   Tele-Communications, Inc. Series A Liberty
      Media Group common stock,
      $1 par value.  Authorized 750,000,000 shares;
      issued 145,815,385 shares in 1996 and
      142,892,796 shares in 1995                                                       146             143
   Tele-Communications, Inc. Series B Liberty
      Media Group common stock,
      $1 par value, Authorized 75,000,000 shares;
      issued 21,192,387 shares in 1996 and
      21,200,336 shares in 1995                                                         21              21
   Additional paid-in capital                                                        4,316           4,068
   Cumulative foreign currency
      translation adjustment                                                           (16)             (9)
   Unrealized holding gains for
      available-for-sale securities, net of taxes                                      314             338
   Accumulated deficit                                                                (540)           (454)
                                                                                  --------        --------
                                                                                     5,010           4,864
   Treasury stock, at cost (100,524,364 shares
      of Series A TCI Group common stock
      in 1996 and 1995)                                                               (314)           (314)
                                                                                  --------        --------
         Total stockholders' equity                                                  4,696           4,550
                                                                                  --------        --------

Commitments and contingencies (note 9)
                                                                                  $ 26,556          25,180
                                                                                  ========        ========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)

                                                               Three months ended
                                                                    March 31,
                                                              --------------------
                                                              1996            1995
                                                              ----            ----
                                                              amounts in millions,
                                                            except per share amounts
Revenue:
   From cable and programming services                       $ 1,676          1,281
   Net sales from electronic retailing services                  283            243
                                                             -------        -------
                                                               1,959          1,524
                                                             -------        -------
Operating costs and expenses:
   Operating                                                     643            466
   Cost of sales from electronic retailing services              192            160
   Selling, general and administrative                           587            434
   Adjustment to compensation relating to
      stock appreciation rights                                   (9)            (3)
   Depreciation                                                  252            201
   Amortization                                                  118             86
                                                             -------        -------
                                                               1,783          1,344
                                                             -------        -------

         Operating income                                        176            180

Other income (expense):
   Interest expense                                             (261)          (240)
   Interest and dividend income                                   10              7
   Share of losses of affiliates, net (note 5)                   (62)           (29)
   Gain on disposition of assets                                  10              8
   Minority interests in losses of
      consolidated subsidiaries, net                               2             11
   Other, net                                                      6             (1)
                                                             -------        -------
                                                                (295)          (244)
                                                             -------        -------

      Loss before income taxes                                  (119)           (64)

Income tax benefit                                                33             19
                                                             -------        -------

      Net loss                                                   (86)           (45)

Dividend requirements on
   preferred stocks                                               (9)            (8)
                                                             -------        -------

      Net loss attributable
         to common stockholders                              $   (95)           (53)
                                                             -------        -------
Net earnings (loss) attributable to
  common stockholders (note 3):
      TCI Class A and Class B common stock                   $  --              (53)
      TCI Group Series A and Series B
         common stock                                           (110)          --
      Liberty Media Group Series A and
         Series B common stock                                    15           --
                                                             -------        -------

                                                             $   (95)           (53)
                                                             =======        =======
Netearnings (loss) attributable to common stockholders
  per common share (note 3):
      TCI Class A and Class B common stock                   $  --             (.08)
      TCI Group Series A and Series B
          common stock                                       $  (.17)          --
      Liberty Media Group Series A and
          Series B common stock                              $   .09           --


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 1996

                                   (unaudited)





                                                 Class B                    Common Stock                       Additional
                                                             ----------------------------------------------
                                                Preferred          TCI Group            Liberty Media Group     paid-in
                                                             --------------------     ---------------------
                                                  Stock      Series A    Series B     Series A     Series B     capital
                                                ---------    --------    --------     --------     --------    ----------
                                                                         amounts in millions

Balance at January 1, 1996                        $ --           672          85          143           21        4,068

    Net loss                                        --          --          --           --           --           --
    Issuance of common stock for
      acquisition                                   --            11        --              3         --            251
    Conversion of Series G Preferred Stock          --             1        --           --           --             14
    Accreted dividends on all classes of
      preferred stock                               --          --          --           --           --             (9)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements             --          --          --           --           --              2
    Payment of preferred stock dividends            --          --          --           --           --            (10)
    Foreign currency translation adjustment         --          --          --           --           --           --
    Change in unrealized holding gains for
      available-for-sale securities                 --          --          --           --           --           --
                                                  ------      ------      ------       ------       ------       ------

Balance at March 31, 1996                         $ --           684          85          146           21        4,316
                                                  ======      ======      ======       ======       ======       ======

                                                               Unrealized
                                                                holding
                                                 Cumulative    gains for
                                                  foreign      available-
                                                 currency      for-sale                             Total
                                                translation   securities,  Accumulated Treasury  stockholders'
                                                 adjustment   net of taxes   deficit    stock       equity
                                                -----------   ------------ ----------- --------  -------------
                                                                  amounts in millions

Balance at January 1, 1996                             (9)         338        (454)     (314)        4,550

    Net loss                                         --           --           (86)     --             (86)
    Issuance of common stock for
      acquisition                                    --           --          --        --             265
    Conversion of Series G Preferred Stock           --           --          --        --              15
    Accreted dividends on all classes of
      preferred stock                                --           --          --        --              (9)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements              --           --          --        --               2
    Payment of preferred stock dividends             --           --          --        --             (10)
    Foreign currency translation adjustment            (7)        --          --        --              (7)
    Change in unrealized holding gains for
      available-for-sale securities                  --            (24)       --        --             (24)
                                                   ------       ------       -----     -----         -----

Balance at March 31, 1996                             (16)         314        (540)     (314)        4,696
                                                   ======       ======       =====     =====         =====




See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Three months ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 1996            1995
                                                                                -------       --------
                                                                                 amounts in millions
                                                                                     (see note 4)
Cash flows from operating activities:
   Net loss                                                                     $   (86)          (45)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation and amortization                                              370           287
         Adjustment to compensation relating to stock
            appreciation rights                                                      (9)           (3)
         Share of losses of affiliates                                               62            29
         Deferred income tax benefit                                                (36)          (20)
         Other noncash credits                                                      (13)          (20)
         Changes in operating assets and liabilities,
           net of the effect of
            acquisitions:
               Change in receivables                                                 25            19
               Change in inventories                                                  9             9
               Change in prepaids                                                   (10)          (47)
               Change in accrued interest                                           (54)          (35)
               Change in other accruals and payables                                 59           (23)
                                                                                -------       -------

                 Net cash provided by operating activities                          317           151
                                                                                -------       -------

Cash flows from investing activities:
   Cash received in (paid for) acquisitions                                          47           (21)
   Capital expended for property and equipment                                     (423)         (346)
   Additional investments in and
      loans to affiliates and others                                                (88)         (224)
   Other investing activities                                                       (12)           (1)
                                                                                -------       -------

                 Net cash used in investing activities                             (476)         (592)
                                                                                -------       -------

Cash flows from financing activities:
   Borrowings of debt                                                             1,588         1,064
   Repayments of debt                                                            (1,954)       (1,059)
   Issuance of company-obligated mandatorily
      redeemable preferred securities of subsidiary trust
      holding solely subordinated debt securities of TCIC                           486          --
   Issuance of subsidiary preferred stock                                           223          --
   Issuance of common stock                                                        --             430
   Preferred stock dividends                                                        (21)          (12)
                                                                                -------       -------

                 Net cash provided by financing activities                          322           423
                                                                                -------       -------

                 Net increase (decrease) in cash                                    163           (18)

                 Cash at beginning of period                                        118            74
                                                                                -------       -------

                 Cash at end of period                                          $   281            56
                                                                                =======       =======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  March 31, 1996
                                   (unaudited)

(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K, for the year ended December 31, 1995.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

         Certain amounts have been reclassified for comparability with the 1996 presentation.

         In January 1996, TCI Communications Financing I (the "Trust"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Preferred Securities" and together with the common securities, the "Trust Securities"). The Trust exists for the exclusive purposes of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of TCIC, a subsidiary of the Company. The Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. The Preferred Securities are presented as a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities of TCI Communications, Inc."

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Liberty Group Stock

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

         Upon the Distribution of the Liberty Group Stock and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TCI's International Cable and Programming Unit ("TINTA") and
         (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".

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

(3)      Earnings (Loss) Per Common and Common Equivalent Share

         TCI Class A and Class B Common Stock

         The loss attributable to common shareholders per common share for the three months ended March 31, 1995 was computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period (634.5 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         TCI Group Series A and Series B Common Stock

         The loss attributable to TCI Group common stockholders per common share for the three months ended March 31, 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (659.3 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Liberty Media Group Series A and Series B Common Stock

         Earnings attributable to Liberty Media Group common stockholders per common share for the three months ended March 31, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (164.8 million). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

4)       Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $315 million and $275 million for the three months ended March 31, 1996 and 1995, respectively. Also, during these periods, cash paid for income taxes was not material. Significant noncash investing and financing activities are as follows:

                                                              Three months ended
                                                                  March 31,
                                                            ---------------------
                                                             1996           1995
                                                            -------       -------
                                                             amounts in millions
        Cash received in (paid for) acquisitions:
           Fair value of assets acquired                    $(1,080)       (2,791)
           Liabilities assumed                                  374           279
           Deferred tax liability recorded
              in acquisitions                                   240           875
           Minority interests in equity of
              acquired entities                                  52             4
           Common stock and preferred stock issued
              in acquisitions                                   461         1,612
                                                            -------       -------

              Cash received in (paid for) acquisitions      $    47       $   (21)
                                                            =======       =======

        Conversion of debt into additional minority
           interest in consolidated subsidiary              $  --              14
                                                            =======       =======

        Common stock issued to subsidiaries in
           Reorganization reflected as treasury stock       $  --              10
                                                            =======       =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                      Three months ended
                                                                           March 31,
                                                                    --------------------
                                                                       1996         1995
                                                                       ----         ----
                                                                    amounts in millions
           Common stock issued in exchange for
             cost investment                                        $      --        73
                                                                    ===========      ==

           Effect of foreign currency translation
              adjustment on book value of foreign
              equity investments                                    $         7      25
                                                                    ===========      ==

           Change in unrealized gains, net of deferred
              income taxes, on available-for-sale
              securities                                            $        24      34
                                                                    ===========      ==

           Accrued preferred stock dividends                        $         7       3
                                                                    ===========      ==


(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                         Three months ended
                    Combined Operations                                                       March 31,
                                                                                       -----------------------
                                                                                        1996            1995
                                                                                        ----            ----
                                                                                         amounts in millions
                       Revenue                                                         $  1,300            951
                       Operating expenses                                                (1,119)          (780)
                       Depreciation and amortization                                       (148)          (125)
                                                                                       --------       --------

                          Operating income (loss)                                            33             46

                       Interest expense                                                    (108)           (60)
                       Other, net                                                             3            (63)
                                                                                       --------      ---------

                          Net loss                                                     $    (72)           (77)
                                                                                       ========      =========


         The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at March 31, 1996 were a partnership ("Sprint Spectrum") formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $724 million) (see note 9), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million), TeleWest plc ("TeleWest") (carrying value of $512 million) and Discovery Communications, Inc. (carrying value of $123 million).

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Investment in Turner Broadcasting System, Inc.

         The Company owns shares of TBS common stock and shares of a class of preferred stock of TBS which has voting rights and is convertible into TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. The Company's total holdings of TBS common and preferred stocks represent an approximate 7.4% voting interest for those matters for which preferred and common stock vote as a single class. See note 7.

         At March 31, 1996 and December 31, 1995, the Company's investment in TBS common stock had an aggregate market value of $811 million and $777 million, respectively (including unrealized holding gains of $485 million and $451 million, respectively).

         At March 31, 1996 and December 31, 1995, the Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $967 million and $927 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $789 million and $749 million, respectively, at such dates.

         On September 22, 1995, the boards of directors of Time Warner Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of the agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each of the shares of Class C preferred stock may be converted.

         Subject to certain conditions, the Company has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Time Warner shares of common stock received by the Company will be exchanged for a series of voting common stock ("Time Warner Series Common Stock") economically equivalent to the common stock and placed in a voting trust with Time Warner Chairman, Gerald M. Levin, as the trustee.

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth Network, L.P. ("SportSouth"), a regional sports cable network, to the Company for approximately $60 million; and Time Warner has agreed to issue 5 million shares of common stock to TCI in exchange for a 6-year option to purchase Southern Satellite Systems, Inc. ("Southern"). Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to the Company having a market value of $160 million in the event Time Warner exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant the Company an option to purchase Time Warner's interest in Sunshine Network, a Florida based sports cable network, for $14 million.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The TBS/Time Warner Merger, which is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner, is expected to be completed in 1996.

(7)      Debt

         Debt is summarized as follows:

                                      March 31,   December 31,
                                        1996          1995
                                      ---------   -----------
                                        amounts in millions
           Notes payable               $ 9,362        7,713
           Bank credit facilities        3,110        3,854
           Commercial paper                494        1,469
           Convertible notes (a)            45           45
           Other debt                      159          130
                                       -------      -------

                                       $13,170       13,211
                                       =======      =======

         (a) These convertible notes, which are stated net of unamortized discount of $185 million at March 31, 1996 and $186 million at December 31, 1995, respectively, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the three months ended March 31, 1996, certain of these notes were converted into 26,600 shares of Series A TCI Group Stock and 6,650 shares of Series A Liberty Group Stock. At March 31, 1996, the notes were convertible, at the option of the holders, into an aggregate of 36,680,974 shares of Series A TCI Group Stock and 9,670,244 shares of Series A Liberty Group Stock. See note 2.

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

         As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of the Company. Also, as security for borrowings under another of the Company's credit facilities, the Company pledged a portion of its TBS common stock (with a quoted market value of $793 million at March 31, 1996). Additionally, as security for one of the Company's notes payable (with a balance of $52 million at March 31, 1996), the Company has pledged the stock of one of its majority-owned subsidiaries.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, the Company's net receipts pursuant to the Fixed Rate Agreements were $5 million and $5 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                         Fixed Rate Agreements                               Variable Rate Agreements
                         ---------------------                               ------------------------
              Expiration           Interest Rate   Notional      Expiration           Interest Rate      Notional
                 Date               To Be Paid      Amount          Date              To Be Received      Amount
              ----------           -------------   --------      ----------           --------------     --------
           April 1996                   9.9%        $   30     April 1996                   6.8%          $   50
           May 1996                     8.3%            50     July 1996                    8.2%              10
           June 1996                    6.1%            42     August 1996                  8.2%              10
           July 1996                    8.2%            10     September 1996               4.6%             150
           August 1996                  8.2%            10     April 1997                   7.0%             200
           November 1996                8.9%           150     September 1998            4.8%-5.4%           450
           October 1997              7.2%-9.3%          80     April 1999                   7.4%             100
           December 1997                8.7%           230     September 1999            7.2%-7.4%           300
                                                    ------     February 2000             5.8%-6.6%           650
                                                    $  602     March 2000                5.8%-6.0%           675
                                                    ======     September 2000               5.1%              75
                                                                                                         -------
                                                                                                         $ 2,670
                                                                                                         =======

         The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at March 31, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $29 million at March 31, 1996 to terminate the agreements.

         The fair value of the debt of the Company's subsidiaries is estimated based on the current market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $13,170 million, was $13,801 million at March 31, 1996.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Stockholders' Equity

         Stock Options

         Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through March 31, 1996, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other

         At March 31, 1996, there were 90,809,696 shares of Series A TCI Group Stock and 20,884,587 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. Additionally, subsidiaries of TCI own an aggregate of 277,719 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,287.51 shares of Series A TCI Group Stock.

(9)      Commitments and Contingencies

         Subsidiaries of the Company, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. The Company owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in the auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and the Company are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. The Company has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at March 31, 1996, these agreements require minimum payments aggregating approximately $473 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, the Company has guaranteed up to $67 million of similar license fee obligations of an affiliate.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $250 million at March 31, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company has also committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $77 million.

         Certain key employees of the Company hold restricted stock awards and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(10)     Subsequent Events

         As of April 29, 1996 Liberty Media Group, the News Corporation Limited ("News Corp.") and TINTA formed two sports programming ventures, one of which will operate in the United States and Canada, and the other of which will operate elsewhere. In the United States, Liberty Media Group and News Corp. formed a partnership (the "Fox-Liberty Venture") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox sports banner.

         Internationally, News Corp. and a limited liability company (the "Liberty-TINTA LLC") formed by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the international venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a spanish language sports service distributed in Latin America and in hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         As part of the formation of the international venture, the Liberty-TINTA LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to the Liberty-TINTA LLC, News Corp. is entitled to receive from the Liberty-TINTA LLC $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         At March 31, 1996, the Company was obligated for certain sports program rights contracts in the aggregate amount of $426 million. Upon the formation of the Fox-Liberty Venture, such commitments were transferred to the Fox-Liberty Venture.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
  Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition.

(1)      Material changes in financial condition:

         The Company is organized based upon four lines of business: Domestic Cable and Communications; Programming; TINTA; and Technology/Venture Capital. Such organization provides for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While neither TINTA nor the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate focus.

         On August 10, 1995, TCI distributed to its security holders of record one hundred percent of the equity value of TCI attributable to Liberty Media Group. The Liberty Group Stock is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. The TCI Group Stock is intended to reflect the performance of the businesses of the Company not attributable to Liberty Media Group.

         Subsidiaries of the Company, Comcast, Cox and Sprint are partners in Sprint Spectrum formed to engage in the business of providing wireless communications services on a nationwide basis. The Company owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in the auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and the Company are also partners in PhillieCo which holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. The Company has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In July 1995, TCIC and TCI, entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub will also transfer to New Viacom Sub the proceeds of the Loan Facility. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

         Viacom will offer to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. The Exchange Offer will be subject to a number of conditions, including meeting the Minimum Condition.

         Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into Exchangeable Preferred Stock. In the event the Minimum Condition is not met either through the tenders received in the Exchange Offer or upon any extension of the Exchange Offer, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. The Company believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of the Company has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated. For additional discussion of the Viacom transaction, see note 9 to the accompanying consolidated financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenue of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, the Company would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, the Company will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, the Company would reflect the foregoing financial impacts of Cable Sub in its consolidated results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in the Company's statement of operations and the Company would incur an additional approximate $28 million of interest expense per year arising from the assumed borrowing by the Company for its $350 million capital contribution to Cable Sub. The Company does not anticipate that the pro forma effect of the transaction for the three months ended March 31, 1996 will vary significantly from the pro forma effect, on a pro rata basis, reflected for the year ended December 31, 1995.

         In February 1996, TINTA issued $345 million (before deducting offering costs of $10 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         During the three months ended March 31, 1996, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) and (iii) $1 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.9% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity securities to retire commercial paper and to repay variable rate indebtedness.

         Subsequent to March 31, 1996, TCIC was notified by two of the rating agencies that the rating of its senior debt by such agencies had been downgraded by one level to the first level below investment grade status. Two other rating agencies reaffirmed TCIC's investment grade status; however, one such agency changed its outlook on TCIC from stable to negative. Such actions may adversely affect TCIC's access to the public debt market and its overall cost of borrowings.

         The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at December 31, 1995. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Subsidiaries of the Company had $3.7 billion in unused lines of credit at March 31, 1996, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings.
See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($537 million and $464 million for the three months ended March 31, 1996 and 1995, respectively) to interest expense ($261 million and $240 million for the three months ended March 31, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 206% and 193% for the three months ended March 31, 1996 and 1995, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, over half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($317 million and $151 million for the three months ended March 31, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company pays
(i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, the Company's net receipts pursuant to the Fixed Rate Agreements were $5 million and $5 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $250 million at March 31, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009. Based on subscriber levels at March 31, 1996, these agreements require minimum payments aggregating approximately $473 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, the Company has guaranteed up to $67 million of similar license fee obligations of an affiliate.

         The Company has committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $77 million.

          At March 31, 1996, the Company was obligated for certain sports program rights contracts in the aggregate amount of $426 million. Upon the formation of the Fox-Liberty Venture, such commitments were transferred to the Fox-Liberty Venture.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         The Company reduced its rates in 1993 and 1994 and limited its rate increases in 1995 and 1996 in response to FCC regulations. The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming services tier rates until 1999 (and basic service tier rates will remain regulated thereafter), the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue from cable and programming services increased 31% for the three months ended March 31, 1996, as compared to the corresponding period of 1995. Such increase is due to the effect of certain acquisitions (12%), growth in subscriber levels within the Company's cable television systems (4%), growth in the Company's satellite subscribers (7%), growth in rates charged to the Company's subscribers from inflation increases, the provision of new channels and increases in equipment charges (4%) and increases in the Company's domestic and international programming revenue (4%).

         Included in the Company's cable revenue of $1,395 million for the three months ended March 31, 1996, is $1,377 million attributable to TCIC, and $18 million attributable to other cable operations.

         During the three months ended March 31, 1996, advertising sales accounted for $89 million or 5%, of the Company's total revenue. Such amount represents an increase of 32% (including increases due to acquisitions) over the comparable period in 1995.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

         Revenue of TCI's consolidated entertainment and information programming services represented $165 million and $114 million of total consolidated revenue for the three months ended March 31, 1996 and 1995, respectively. This revenue was attributable to subscription and advertising revenue at TCI's consolidated sports programming businesses, revenue from Netlink USA, a marketer and distributor of programming to the United States home satellite dish subscriber market and subscription revenue generated by Southern and Encore Media Corporation.

         As of April 29, 1996, Liberty Media Group, News Corp. and TINTA formed two sports programming ventures, one of which will operate in the United States and Canada, and the other of which will operate elsewhere. In the United States, Liberty Media Group and News Corp. formed the Fox-Liberty Venture into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in The Fox-Liberty Venture and $350 million in cash. The fx Network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under The Fox Sports Banner.

         Internationally, News Corp. and the Liberty-TINTA LLC formed a venture to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the international venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         As part of the formation of the international venture, the Liberty-TINTA LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to the Liberty-TINTA LLC, News Corp. is entitled to receive from the Liberty-TINTA LLC $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         HSN's net sales from electronic retailing services increase 16% for the three months ended March 31, 1996, as compared to the corresponding period in 1995. Such increase is due to a 10% increase in the number of packages shipped and a 12% increase in average price per unit sold.

         For the quarter ended March 31, 1996, cost of sales increased $32 million, or 20%, to $192 million from $160 million compared with the same period in 1995. As a percentage of net sales, cost of sales increased to 68% from 66% for the quarter ended March 31, 1996, compared to the same period in 1995. Such increase relates primarily to an increase in sales volume.

         HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

         On November 27, 1995, the Company announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. The Company will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated. For additional discussion of the foregoing transaction, see note 9 to the accompanying consolidated financial statements.

         Operating expenses increased 38% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (14%) and Primestar (5%) (see discussion below), such expenses increased 19%. Programming and salary expenses accounted for the majority of such increase. In this regard, programming expenses represented $379 million (59%) and $291 million (62%) of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. The Company experienced an increase in programming costs in the first quarter of 1996 without increasing its rates charged to its customers. In the Company's regulated cable systems, the Company has made the appropriate filings to effectuate rate increases for its Regulated Services which will be effective in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. The Company anticipates that such increases will result in additional revenue of approximately $20 million per month.

         Selling general and administrative expenses ("SG&A") increased 35% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (9%) and Primestar (12%), SG&A increased 14%. Such increase is due primarily to salaries and related payroll expenses.

         During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. During the three months ended March 31, 1996, the Company incurred $2 million of costs related to such material support centers. Additionally, during 1996, the Company incurred approximately $6 million in expenses related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

         The Company has an interest in an entity, Primestar Partners ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the three months ended March 31, 1996, the Company's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding period in 1995 as the number of the Company's Primestar subscribers increased from approximately 150,000 subscribers at March 31, 1995 to approximately 570,000 subscribers at March 31, 1996. During the three months ended March 31, 1996, revenue increased from $24 million to $98 million and operating, selling, general and administrative expenses increased from $16 million to $95 million, as compared to the three months ended March 31, 1995. The Company incurs significant sales commissions and installation costs when customers initially subscribe. Therefore, as long as the Company continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

         The increase in the Company's depreciation expense in 1996 is due to acquisitions, as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in the Company's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in amortization expense in 1996 is due to acquisitions.

         The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         At March 31, 1996, the Company had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at March 31, 1996 of $512 million and comprised $31 million of the Company's share of its affiliates' losses during the three months ended March 31, 1996. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $350 million at March 31, 1996 and accounted for $18 million of the Company's share of its affiliates' losses in 1996.

         The Company's net loss (before preferred stock dividend requirements) of $86 million for the three months ended March 31, 1996 represents an increase of $41 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $45 million for the three months ended March 31, 1995. Such increase is primarily the result of an increase in interest expense due to higher debt balances and interest rates and an increase in share of losses of affiliates.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

         In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)

                                                         March 31,      December 31,
                                                           1996             1995
                                                        ----------      ------------
Assets                                                     amounts in thousands
Cash                                                    $   32,176          41,225

Trade and other receivables, net                           136,395         107,180

Inventories, net                                            95,690         103,968

Prepaid expenses                                            16,064          14,176

Prepaid program rights                                      32,808          28,395

Committed film inventory                                    29,241          29,931

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)         307,460         299,331

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                        978,509         945,282

Other investments, at cost, and related
   receivables (note 6)                                    105,602         110,791

Property and equipment, at cost:
   Land                                                     21,075          21,254
   Support equipment and buildings                         183,242         180,051
   Computer and broadcast equipment                         45,043          44,962
                                                        ----------      ----------
                                                           249,360         246,267
   Less accumulated depreciation                            47,068          42,233
                                                        ----------      ----------
                                                           202,292         204,034
                                                        ----------      ----------

Intangibles:
   Excess cost over acquired net assets                    364,846         364,995
   Other intangibles                                       284,062         283,242
   Cable distribution fees                                 128,087         115,746
                                                        ----------      ----------
                                                           776,995         763,983
   Less accumulated amortization                           155,902         142,741
                                                        ----------      ----------
                                                           621,093         621,242
                                                        ----------      ----------

Other assets, at cost, net of amortization                  12,544          12,081
                                                        ----------      ----------

                                                        $2,569,874       2,517,636
                                                        ==========      ==========



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)

                                                   March 31,      December 31,
                                                     1996             1995
                                                  ----------      -----------
Liabilities and Combined Equity                       amounts in thousands

Accounts payable                                  $   96,681          95,313

Accrued liabilities                                  169,116         168,107

Film licenses payable                                 36,190          34,864

Deferred revenue                                      63,949          50,803

Debt (note 7)                                        230,454         250,990

Deferred tax liability                               219,383         201,909

Other liabilities                                     15,504          14,261
                                                  ----------      ----------

         Total liabilities                           831,277         816,247
                                                  ----------      ----------

Minority interests in equity of consolidated
      subsidiaries                                    91,871          87,960

Combined equity (note 8):
   Combined equity                                 1,350,966       1,336,125
   Due to Tele-Communications, Inc. ("TCI")            9,906           7,496
   Unrealized gains on available-for-sale
      securities, net of taxes                       285,854         269,808
                                                  ----------      ----------
                                                   1,646,726       1,613,429
                                                  ----------      ----------

Commitments and contingencies (note 9)

                                                  $2,569,874       2,517,636
                                                  ==========      ==========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Operations
                                   (unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                               -------------------------
                                                                 1996             1995
                                                               ---------       ---------
                                                                 amounts in thousands
Revenue:
   Net sales from electronic retailing services                $ 282,689         243,697
   Programming services:
      From TCI (note 8)                                           26,738          19,319
      From others                                                138,278          94,941
                                                               ---------       ---------
                                                                 447,705         357,957
                                                               ---------       ---------

Cost of sales, operating costs and expenses:
   Cost of sales                                                 191,888         160,007
   Operating                                                     117,697         105,583
   Selling, general and administrative                            92,772          95,556
   Charges by TCI (note 8)                                         5,771           5,905
   Adjustment to compensation relating to stock
      appreciation rights (note 8)                                (1,408)         (2,096)
   Restructuring charges                                            --             2,041
   Depreciation                                                    5,095           6,214
   Amortization                                                   13,446           9,706
                                                               ---------       ---------
                                                                 425,261         382,916
                                                               ---------       ---------

         Operating income (loss)                                  22,444         (24,959)

Other income (expense):
   Interest expense                                               (6,479)         (2,723)
   Interest expense to TCI (note 8)                                 --              (743)
   Dividend and interest income,
      primarily from affiliates                                    2,165           2,112
   Share of earnings (losses) of affiliates, net (note 4)          8,299            (935)
   Minority interests in losses (earnings) of
      consolidated subsidiaries                                   (3,484)          5,941
   Gain on disposition of assets                                   1,735            --
   Litigation settlements                                           --            (2,620)
   Other, net                                                      2,172           2,794
                                                               ---------       ---------
                                                                   4,408           3,826
                                                               ---------       ---------

         Earnings (loss) before income taxes                      26,852         (21,133)

Income tax benefit (expense)                                     (12,011)         10,983
                                                               ---------       ---------

         Net earnings (loss)                                   $  14,841         (10,150)
                                                               =========       =========

Earnings per common share (note 2)                             $     .09
                                                               =========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


                          Combined Statement of Equity

                        Three months ended March 31, 1996
                                   (unaudited)

                                                                                         Unrealized
                                                                                        holding gains
                                                                                      on available-for-            Total
                                                      Combined         Due to          sale securities,           combined
                                                       equity            TCI            net of taxes               equity
                                                      ----------     ---------        -----------------          ---------
                                                                             amounts in thousands
Balance at January 1, 1996                            $1,336,125         7,496               269,808             1,613,429

   Net earnings                                           14,841            --                    --                14,841
   Sale of programming to TCI                                 --       (26,738)                   --               (26,738)
   Cost allocations from TCI                                  --         5,771                    --                 5,771
   Cable distribution fees                                    --         2,260                    --                 2,260
   Adjustment to allocation of
      compensation relating to stock
      appreciation rights                                     --        (1,408)                   --                (1,408)
   Intergroup tax allocation                                  --         4,791                    --                 4,791
   Net cash transfers from TCI                                --        17,734                    --                17,734
   Change in unrealized holding gains
      for available-for-sale securities                        --            --               16,046                16,046
                                                       ---------     ---------               -------             ---------

Balance at March 31, 1996                              1,350,966         9,906               285,854             1,646,726
                                                       =========     =========               =======             =========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"

             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  1996             1995
                                                                                ---------       ---------
                                                                                  amounts in thousands
                                                                                      (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                          $  14,841         (10,150)
   Adjustments to reconcile net earnings (loss) to net
      cash provided (used) by operating activities:
         Depreciation and amortization                                             18,541          15,920
         Adjustment to compensation relating to stock
            appreciation rights                                                    (1,408)         (2,096)
         Share of losses (earnings) of affiliates, net                             (8,299)            935
         Deferred income tax expense                                                6,977             592
         Intergroup tax allocation                                                  4,791            --
         Minority interests in earnings (losses)                                    3,484          (5,941)
         Gain on disposition of assets                                             (1,735)           --
         Litigation settlements                                                      --             2,620
         Payments of litigation settlements                                          --           (22,600)
         Noncash restructuring charges                                               --             2,041
         Changes in operating assets and liabilities, net of
           acquisitions:
               Change in receivables                                              (27,288)         (8,171)
               Change in inventories                                                8,968           7,499
               Change in prepaid expenses                                          (6,357)        (10,892)
               Change in payables, accruals and
                  deferred revenue                                                 15,973          (4,228)
                                                                                ---------       ---------

                  Net cash provided (used) by operating
                     activities                                                    28,488         (34,471)
                                                                                ---------       ---------

Cash flows from investing activities:
   Cash paid for acquisitions                                                        --           (33,739)
   Capital expended for property and equipment                                     (3,967)         (8,152)
   Additional investments in and loans to
      affiliates and others                                                        (2,803)        (13,000)
   Return of capital from affiliates                                                1,000           7,720
   Collections on loans to affiliates and others                                      478           1,109
   Cash paid for cable distribution fees                                          (12,341)        (13,720)
   Other investing activities                                                       1,178           1,509
                                                                                ---------       ---------

                   Net cash used in investing
                     activities                                                   (16,455)        (58,273)
                                                                                ---------       ---------

Cash flows from financing activities:
   Borrowings of debt                                                             114,008          47,300
   Repayments of debt                                                            (134,544)         (1,982)
   Change in cash transfers from (to) TCI                                            (973)          7,920
   Contributions by minority shareholders of subsidiaries                             492            --
   Distributions to minority shareholders of subsidiaries                             (65)           (593)
                                                                                ---------       ---------

                   Net cash provided (used) by financing
                     activities                                                   (21,082)         52,645
                                                                                ---------       ---------

                        Net decrease in cash                                       (9,049)        (40,099)

                        Cash at beginning of period                                41,225          62,963
                                                                                ---------       ---------

                        Cash at end of period                                   $  32,176          22,864
                                                                                =========       =========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 March 31, 1996
                                   (unaudited)

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

         TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI. See note 8.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of Liberty Media Group for the year ended December 31, 1995. Certain amounts have been reclassified for comparability with the 1996 presentation.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group periodically reviews the carrying amount of its long-lived assets and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. Liberty Media Group considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). Liberty Media Group deems Assets to be impaired if Liberty Media Group is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds its fair value. Liberty Media Group generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Liberty Media Group adopted statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of Liberty Media Group.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Earnings Per Common Share

         Earnings attributable to Liberty Media Group common stockholders per common share for the three months ended March 31, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (164.8 million). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $8,009,000 and $1,609,000 for the three months ended March 31, 1996 and 1995, respectively. Cash paid for income taxes during the three months ended March 31, 1996 and 1995 was $50,000 and $348,000, respectively. Liberty Media Group received an income tax refund of $649,000 during the three months ended March 31, 1996.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Significant noncash investing and financing activities are as follows:

                                                                 Three months ended
                                                                      March 31,
                                                           ---------------------------
                                                              1996              1995
                                                           --------------      -------
                                                                amounts in thousands
          Cash paid for acquisitions:
             Fair value of assets acquired                 $         --         25,928
             Net liabilities assumed                                 --           (926)
             Contribution to combined equity from
                TCI for acquisition                                  --        (11,500)
             Minority interests in equity of
                acquired entities                                    --         20,237
                                                           --------------      -------
                                                           $         --         33,739
                                                           ==============      =======

          Conversion of debt into additional minority
             interest in consolidated subsidiary           $         --         14,215
                                                           ==============      =======


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                   Three months ended
                                                        March 31,
                                                -------------------------
                                                  1996             1995
                                                ---------       ---------
                                                    amounts in thousands
          Combined Operations
             Revenue                            $ 748,305         579,850
             Operating expenses                  (649,518)       (489,523)
             Depreciation and amortization        (32,391)        (38,650)
                                                ---------       ---------

                Operating income                   66,396          51,677

             Interest expense                     (24,561)        (17,021)
             Other, net                           (35,412)        (47,926)
                                                ---------       ---------

                Net earnings (loss)             $   6,423         (13,270)
                                                =========       =========



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                                 March 31,            December 31,
                                                                                   1996                   1995
                                                                                 ---------            ------------
                                                                                    amounts in thousands
                Discovery Communications, Inc.
                   ("Discovery")                                                  $122,823              117,373
                QVC, Inc. ("QVC")                                                   85,647               81,160
                Sunshine Network ("Sunshine")                                        7,084                8,221
                SportsChannel Chicago ("Chicago")                                   30,921               29,722
                Home Team Sports Limited Partnership
                   ("HTS")                                                           3,788                3,514
                International Cable Channels
                   Partnership, Ltd. ("ICCP")                                       11,094               11,563
                Premier Sports ("Australia")                                         3,080                4,212
                Bet Holdings, Inc. ("BET")                                          16,524               15,353
                Courtroom Television Network ("Court")                               7,273                7,711
                Other                                                               19,226               20,502
                                                                                  --------              -------
                                                                                  $307,460              299,331
                                                                                  ========              =======


The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                                       Three months ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                       1996              1995
                                                                                    --------          --------
                                                                                      amounts in thousands
                   Discovery                                                        $  5,450             5,206
                   QVC                                                                 4,511            (2,848)
                   Sunshine                                                              349               202
                   Chicago                                                             1,699             1,486
                   HTS                                                                   274                (4)
                   ICCP                                                                 (472)             (809)
                   Australia                                                          (1,770)           (2,772)
                   BET                                                                 1,171               916
                   Court                                                                (438)               --
                   Other                                                              (2,475)           (2,312)
                                                                                    --------          --------

                                                                                    $  8,299              (935)
                                                                                    ========          ========

         Liberty Media Group has a 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $107 million of which was paid through March 31, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the three months ended March 31, 1996 and 1995 aggregated $13 million and $6 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

         In connection with the launch of the STARZ! service, TCI Group became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to certain film output, distribution, and license agreements. As of March 31, 1996, the minimum amount of such obligations or guarantees was approximately $293 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors, principally the number of films released by the motion picture companies with which the agreements have been made and the performance of the theatrical distribution of the films.

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

         Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $782,000 for the three months ended March 31, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

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

(5)      Investment in Turner Broadcasting System, Inc.

         Liberty Media Group owns shares of TBS common stock and shares of a class of preferred stock of TBS which have voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and Liberty Media Group appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. Liberty Media Group's total holdings of TBS common and preferred stocks represent an approximate 7.5% voting interest for those matters for which preferred and common stock vote as a single class.

         At March 31, 1996 and December 31, 1995, Liberty Media Group's investment in TBS common stock had an aggregate market value of $800 million and $767 million, respectively (including unrealized holding gains of $480 million and $447 million, respectively).

         At March 31, 1996 and December 31, 1995, Liberty Media Group's investment in TBS preferred stock, carried at cost, had an aggregate market value of $967 million and $927 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $789 million and $749 million, respectively, at such dates.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TBS common stock (with a quoted market value of approximately $793 million at March 31, 1996). See note 7.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth Network, L.P. ("SportSouth"), a regional sports cable network, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue shares of Time Warner Series Common Stock economically equivalent to 5 million shares of Time Warner common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern Satellite Systems, Inc. ("Southern"). Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to Liberty Media Group having a market value of $160 million in the event Time Warner exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine, a Florida based sports cable network, for $14 million.

         The transaction is subject to, among other things, approval by the Federal Communications Commission ("FCC") and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner.

(6)      Other Investments

         Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                                                  March 31,            December 31,
                                                                                    1996                   1995
                                                                                  --------             -----------
                                                                                      amounts in thousands
           Marketable equity securities                                           $ 11,518                16,681

           Convertible debt, accrued interest
              and preferred stock investments                                       23,000                23,000

           Other investments and related receivables                                71,084                71,110
                                                                                  --------              --------

                                                                                  $105,602               110,791
                                                                                  ========               =======

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $184 million and $192 million at March 31, 1996 and December 31, 1995, respectively. No independent external appraisals were conducted for those assets.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Debt

         Debt is summarized as follows:

                                                                                 March 31,            December 31,
                                                                                   1996                   1995
                                                                                ----------            -----------
                                                                                        amounts in thousands
           Notes payable to bank (a)                                            $   25,000               135,000
           Convertible subordinated debentures, net
              of unamortized discount of $2,783,000 (b)                             97,217                    --
           Note payable to bank (c)                                                 25,000                20,000
           Note payable to bank (d)                                                 57,700                51,600
           Note payable to partnership (e)                                           4,400                 5,654
           Bank credit facility (f)                                                 14,000                30,000
           Other debt, with varying rates and
              maturities                                                             7,137                 8,736
                                                                                ----------               -------

                                                                                $  230,454               250,990
                                                                                ==========               =======


         (a)      Payable by Home Shopping Network, Inc. ("HSN")

                  This revolving credit facility, as amended on February 13, 1996 (the "Credit Facility"), provides for borrowings up to $120 million. The Credit Facility expires on April 1, 1997 and is secured by the capital stock of Home Shopping Club, Inc. and HSN Realty, Inc., wholly-owned subsidiaries of HSN. Borrowings under the Credit Facility may be used for general corporate purposes. The interest rate on borrowings under the Credit Facility is tied to the London Interbank Offered Rate ("LIBOR"), Federal Funds Rate or Prime Rate, at HSN's option, plus an applicable margin.

                  Restrictions contained in the Credit Facility include, but are not limited to, limitations on the encumbrance and disposition of HSN's assets, certain restrictions on repurchases of HSN's common stock and the maintenance of various financial covenants and ratios.

         (b)      Payable by HSN

                  On March 1, 1996, HSN completed an offering of $100 million of unsecured Convertible Subordinated Debentures (the "Debentures"), due March 1, 2006, which bear interest at 5 7/8% and are convertible into shares of HSN's common stock any time after May 1, 1996, at a conversion price of $12 per share. The Debentures are redeemable by HSN for cash at any time on or after March 1, 1998 at specified redemption prices, plus accrued interest, except that prior to March 1, 1999 the Debentures may not be redeemed unless the closing price of the common stock equals or exceeds 140% of the conversion price per share for a specified period of time. The Debentures are subordinated to all existing and future senior debt of HSN.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c)      Payable by ARC Holding, Ltd. ("ARCH")

                  ARC Holding, Ltd., a wholly-owned subsidiary of Affiliated Regional Communications, Ltd. ("ARC"), is a party to a credit agreement, as amended, that provides for up to $39,267,000 of borrowings at March 31, 1996. Borrowings bear interest at the agent bank's base rate, LIBOR, a certificate of deposit rate or a combination thereof, as selected by ARCH, plus a margin depending on ARCH's ratio of total debt to cash flow (as defined). The commitment is reduced in escalating quarterly installments through 2000. Liberty Media Group must pay an annual commitment fee of .375% of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of ARCH, including joint venture interests, and the stock and assets of its existing and future subsidiaries.

                  The credit agreement contains certain provisions which limit ARCH as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, ARCH must maintain certain specified financial ratios.

         (d)      Payable by Prime Ticket Networks, L.P. ("Prime Sports-West")

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

         (f)      Payable by Communications Capital Corp. ("CCC")

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

         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at March 31, 1996.

(8)      Combined Equity

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and the Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. Prior to the Distribution, the payable or receivable arising from the compensation related to the options and/or stock appreciation rights was reflected as an increase or decrease in combined equity. Subsequent to the Distribution, such amounts are included in the amount due to TCI.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the three months ended March 31, 1996 and 1995, Liberty Media Group was allocated $596,000 and $767,000, respectively, in corporate general and administrative costs by TCI.

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

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for the three months ended March 31, 1996 and 1995, aggregated $3,406,000 and $3,210,000, respectively.

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

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges by TCI Group were $1,769,000 and $1,928,000 for the three months ended March 31, 1996 and 1995, respectively.

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

         The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected in the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

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

         Subsequent to the Distribution, borrowings from or loans to TCI bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         A tax sharing agreement (the "Tax Sharing Agreement") among Liberty Media Group, TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, Liberty Media Group is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to Liberty Media Group to the extent that Liberty Media Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by Liberty Media Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising Liberty Media Group.

(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at March 31, 1996, these agreements require minimum payments aggregating approximately $180 million. The aggregate amount of the Film Licensing Obligations under these agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements. In addition, as of March 31, 1996, Liberty Media Group has long-term sports program rights contracts which require future payments aggregating approximately $426 million.

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

(10)     Subsequent Events

         As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures, one of which will operate in the United States and Canada, and the other of which will operate elsewhere. In the United States, Liberty Media Group and News Corp. formed a partnership (the "Fox-Liberty Venture") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

         Internationally, News Corp. and a limited liability company (the "Liberty-TINTA LLC") formed by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the international venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a spanish language sports service distributed in Latin America and in hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA partnership also contributed their 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multi-point distribution systems ("MMDS") or cable television.

         As part of the formation of the international venture, the Liberty-TINTA LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to the Liberty-TINTA LLC, News Corp. is entitled to receive from the Liberty-TINTA LLC $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with Liberty Media Group's Management's Discussion and Analysis of Financial Condition and Results of Operations included in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion focuses on material changes in trends, risks and uncertainties affecting Liberty Media Group's results of operations and financial condition. Reference should also be made to the Liberty Media Group combined financial statements included herein.

(1)      Material changes in financial condition:

         On August 3, 1995, the stockholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of the Liberty Media Group. However, the Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group are funded by TCI Group on a daily basis. Such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to Liberty Media Group.

         The Board could determine from time to time that debt of TCI not incurred by entities attributed to Liberty Media Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group.

         Borrowings from or loans to TCI bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

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

         In connection with the TBS/Time Warner Merger, TBS has agreed to sell its interest in SportSouth, to Liberty Media Group for approximately $60 million; and Time Warner has agreed to issue shares of Time Warner Series Common Stock economically equivalent to 5 million shares of Time Warner common stock to Liberty Media Group in exchange for a 6-year option to purchase Southern. Time Warner has also agreed to issue additional shares of Time Warner Series Common Stock to Liberty Media Group with a market value of $160 million at such time as it exercises such option. Any shares of Time Warner common stock issuable in connection with the Southern option will be exchanged for Time Warner Series Common Stock. Additionally, Time Warner will grant Liberty Media Group an option to purchase Time Warner's interest in Sunshine for $14 million.

         The TBS/Time Warner Merger is subject to, among other things, approval by the FCC and regulatory review by federal antitrust authorities, and approval by the shareholders of TBS and Time Warner. It is expected to be completed in 1996. For additional discussion of the TBS/Time Warner Merger, see note 5 to the accompanying combined financial statements.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         As of April 29, 1996, Liberty Media Group, News Corp. and TINTA formed two sports programming ventures, one of which will operate in the United States and Canada, and the other of which will operate elsewhere. In the United States, Liberty Media Group and News Corp. formed the Fox-Liberty Venture into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Upon consummation, Liberty Media Group will receive a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

         Internationally, News Corp. and the Liberty-TINTA LLC formed a venture to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the international venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, An interest in Torneos Y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         As part of the formation of the international venture, the Liberty-TINTA LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to the Liberty-TINTA LLC, News Corp. is entitled to receive from the Liberty-TINTA LLC $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         On November 27, 1995, Liberty Media Group announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. Liberty Media Group will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated. For additional discussion of the foregoing transaction, see note 9 to the accompanying combined financial statements.

         On March 12, 1996, United Video Satellite Group, Inc. ("UVSG") and Liberty Media Group agreed to form a venture to combine their Superstar Satellite Entertainment and Netlink USA ("Netlink") businesses (the "Netlink/Superstar Venture"). Liberty Media Group and UVSG will each own approximately 50% of the Netlink/Superstar Venture. Upon consummation of the Netlink/Superstar Venture, Netlink would cease to be consolidated with the financial results of Liberty Media Group.

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

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million, $14 million of which was outstanding at March 31, 1996. Several subsidiaries of Liberty Media Group have credit facilities. HSN has a revolving credit facility for $120 million, $25 million of which was outstanding on March 31, 1996. ARCH has a $39 million revolving credit facility with a group of banks, $25 million of which was outstanding at March 31, 1996. Prime Sports-West has an $80 million credit facility with a bank, $58 million of which was outstanding at March 31, 1996. The HSN, ARCH and Prime Sports-West facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         On March 1, 1996, HSN completed an offering of $100 million of the Debentures due March 1, 2006, which are convertible in to HSN's common stock. HSN used the net proceeds of $97.2 million from the Debentures to repay borrowings under its revolving credit facility, which when combined with other repayments, results in the $25 million outstanding at March 31, 1996.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of March 31, 1996, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $180 million. The amount of the total obligation is not currently estimable because such amount is dependent upon certain variable factors. Liberty Media Group's obligations for certain sports program rights contracts as of March 31, 1996 was $426 million. Upon the formation of the Fox-Liberty Venture, such commitments were transferred to the Fox-Liberty Venture. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         HSN has significant working capital needs for inventory and accounts receivable. However, HSN expects to meet its recurring working capital needs primarily through internally generated funds and its existing credit facilities.

         The FCC has initiated a number of rulemakings to implement various provision of the Telecommunications Act of 1996 (the "1996 Telecom Act") as outlined in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. Recent regulatory developments which may affect Liberty Media Group's programming interests include two additional proceedings. Section 612 of the Communications Act of 1934, as amended, requires a cable operator, depending upon the number of activated channels in its cable system, to set aside up to 15 percent of activated channels for leased access. On March 21, 1996, the FCC adopted a Further Notice of Proposed Rulemaking in which it proposed an alternative maximum rate formula that it believes may better promote the goals of leased access. Depending upon any revised formula ultimately adopted by the FCC, the use of leased access may increase, thereby further restricting the channel capacity available for carriage of Liberty Media Group's programming services.

         Additionally, Section 305 of the 1996 Telecom Act added Section 713 regarding "Video Programming Accessibility." Under that Section, the FCC, within 18 months of enactment of the 1996 Telecom Act, must establish regulations and implementation schedules to ensure that video programming is fully accessible through closed captioning. Depending upon the regulations and schedule adopted by the FCC, Liberty Media Group's programming interests may incur significant additional costs.

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

                                                      Three months ended March 31,
                                        ---------------------------------------------------------
                                                 1996                             1995
                                        -------------------------      --------------------------
                                                       dollar amounts in thousands
Entertainment and Information
Programming Services

   Revenue                                    100%      $ 165,016            100%       $ 114,260
   Operating, selling, general &
      administrative                           83%        137,214            100%         114,537
   Depreciation and amortization                6%          9,258              5%           5,993
                                        ---------       ---------      ---------        ---------

         Operating income (loss)               11%      $  18,544             (5%)      $  (6,270)
                                        =========       =========      =========        =========

Electronic Retailing Services

   Revenue                                    100%      $ 282,689            100%       $ 243,697
   Cost of sales                               68%        191,888             66%         160,007
   Operating, selling, general and
      administrative                           27%         77,618             38%          92,141
   Depreciation and amortization                3%          9,258              4%           9,929
                                        ---------       ---------      ---------        ---------

         Operating income (loss)                2%      $   3,925             (8%)      $ (18,380)
                                        =========       =========      =========        =========




                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

Entertainment and Information Programming Services

         Revenue from Entertainment and Information Programming Services increased by 44% or $51 million in the three month period ended March 31, 1996, over the corresponding period of 1995. Liberty Media Group's regional sports programming businesses had increased revenue of $28 million. Advertising and infomercial revenue for the regional sports programming businesses was responsible for $5.4 million of such increase. Increases in direct broadcast satellite ("DBS") revenue accounts for $7.2 million. Affiliate revenue growth of $8.2 million for the regional sports programming businesses was due to a combination of subscriber growth and across the board rate increases. The remainder of the increase in revenue from the regional sports programming businesses is primarily attributable to increased international revenue, increased fees related to college programming and higher merchandising revenue. Revenue from Encore increased approximately $12 million for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Encore's thematic multiplex services tripled the number of multiplex units during the first quarter of 1996 compared to the first quarter of 1995 accounting for $5.7 million of Encore's increase in revenue. Encore's subscribers increased 40% resulting in an increase in revenue of approximately $5.1 million. Netlink had $9.3 million higher revenue for the three months ended March 31, 1996 than for the three months ended March 31, 1995 primarily due to rate increases effective April 1, 1995 and January 1, 1996. The remaining increase in revenue for Liberty Media Group is related to revenue increases from Southern, TV Network Corporation ("Intro") and the "Content Fee" from STARZ! (see note 4 to the accompanying combined financial statements).

         Operating expenses, exclusive of depreciation and amortization, increased by 20% or $22.7 million in the three month period ended March 31, 1996. Operating expenses, exclusive of depreciation and amortization, for Liberty Media Group's regional sports programming businesses was responsible for $19 million of the increase. Rights fees increased $10.9 million for the quarter ended March 31, 1996 compared to the same quarter of 1995 due to higher professional programming contractual increases and new programming acquired subsequent to March 31, 1995, as well as increases related to growth in the DBS market. General and administrative expenses for the regional sports programming businesses increased $1.3 million primarily due to increased legal expenses related to the new joint ventures as previously discussed. Production and distribution increased $5 million for the 1996 quarter due to new programming acquired and the launch of a new transponder subsequent to the first quarter of 1995 and the launch of two new transponders during 1996. Liberty Media Group's regional sports programming businesses experienced an increase in sales and marketing of $1.6 million for the quarter ended March 31, 1996 compared to the same quarter of 1995 primarily due to DBS growth. Encore's programming costs increased approximately $1 million. Netlink experienced increased programming costs of $4.2 million during the first quarter of 1996 due to restructuring of the core packages to include new services. These increases in Liberty Media Group's operating expenses were offset by decreases in operating expenses at Southern and Intro.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         Operating income for Entertainment and Information Programming Services was $20 million for the quarter ended March 31, 1996. This compared with operating loss of $6 million in the first quarter of 1995. Increased subscribers for Encore, Netlink, Intro, Southern and Liberty Media Group's regional sports programming businesses, as discussed above, contributed significantly to Liberty Media Group's increase in operating income. Liberty Media Group's regional sports programming businesses were responsible for $5.8 million of the increase in operating income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Encore and Netlink accounted for a combined increase of $16.5 million.

Electronic Retailing Services

         This information reflects the results of HSN, which became a consolidated subsidiary of Liberty Media Group in February 1993. HSN's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

         For the quarter ended March 31, 1996, revenue for HSN increased $39 million, or 16%, to $283 million from $244 million compared to the same period in 1995. Net sales of HSC increased $45 million or 22%, for the quarter ended March 31, 1996. HSC's sales reflect increases of 10% in the number of packages shipped while the average price per unit sold increased 12% for the quarter ended March 31, 1996, compared to the same period in 1995. In addition, sales by wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela") increased $4 million and $3 million, respectively, for the quarter ended March 31, 1996. These increases were offset by a decrease of $12 million by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND").

         For the quarter ended March 31, 1996, cost of sales increased $32 million, or 20%, to $192 million from $160 million compared with the same period in 1995. As a percentage of net sales, cost of sales increased to 68% from 66% for the quarter ended March 31, 1996, compared to the same period in 1995.

         Cost of sales of HSC, ISN and Vela increased $31 million, $4 million and $1.5 million, respectively, for the quarter March 31, 1996. These increases were partially offset by decreases related to HSND of $5 million. As a percentage of HSC's net sales, cost of sales decreased slightly to 69.5% from 69.7% for the quarter ended March 31, 1996, compared to the same period in 1995.

         The dollar increases in consolidated and HSC's cost of sales relate to the higher sales volume. The comparative increase in cost of sales percentages primarily relates to HSND.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         Operating expenses, exclusive of depreciation and amortization, decreased by $14.5 million, to 27% of sales in the 1996 first quarter, compared with 38% of sales in the 1995 first quarter. In late 1995 and the first quarter of 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in some reduction of operating expenses in the first quarter of 1996 compared with the same period in 1995 and are expected to result in future reductions to operating expenses when compared to 1995. Much of the decrease in expenses was a result of selling, marketing, engineering and programming expenses related to HSND. In addition, HSN incurred $2 million in restructuring charges during the three months ended March 31, 1995.

         In November 1995, HSN appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. HSN believes that the improved sales in the quarter ended March 31, 1996 compared to 1995 were primarily the result of immediate changes made by new management to HSN's merchandising and programming strategies. HSN's management expects to take additional steps designed to attract both first-time and active customers include improving inventory mix with respect to product assortment and average price per unit, improving inventory management and better planning of programmed shows. HSN believes that its negative performance in the first quarter of 1995 was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. While management of HSN is optimistic that results will continue to improve and HSN will remain profitable, there can be no assurance that proposed changes to HSN's merchandising and programming strategies will achieve HSN's management's intended results.

         HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

Corporate Expenses

         Corporate expenses are not reflected in the preceeding table. For the three months ended March 31, 1996, corporate expenses, excluding the impact of the stock appreciation rights, remained relatively comparable to the same period of 1995. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Upon the Distribution, certain corporate general and administrative costs will be charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges will be set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the three months ended March 31, 1996, Liberty Media Group was allocated $596,000 in corporate general and administrative costs by TCI.

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

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for the three months ended March 31, 1996 and 1995, aggregated $3,406,000 and $3,210,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN paid a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges by TCI Group were $1,769,000 and $1,928,000 for the three months ended March 31, 1996 and 1995, respectively.

Other Income and Expense

         Liberty Media Group's share of earnings from affiliates was $8.3 million for the first quarter of 1996 compared to a $1 million loss for the first quarter of 1995. The increase in earnings is primarily due to the increase in earnings of QVC. Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC increased from a loss of $3 million during the three months ended March 31, 1995 to earnings of $5 million for the same period of 1996. This is primarily the result of compensation resulting from stock option redemptions in the first quarter of 1995.

         In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Liberty Media Group adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of Liberty Media Group.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                             Combined Balance Sheets
                                   (unaudited)


                                               March 31,    December 31,
                                                 1996          1995

                                               --------     -----------
Assets                                           amounts in millions
Cash                                            $   249           77

Trade and other receivables, net                    300          300

Prepaid expenses                                     56           51

Prepaid program rights                               22           19

Committed film inventory                             94           92

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                           2,061        2,073

Property and equipment, at cost:
   Land                                              65           67
   Distribution systems                           9,705        9,153
   Support equipment and buildings                1,243        1,213
                                                -------       ------
                                                 11,013       10,433
   Less accumulated depreciation                  3,855        3,611
                                                -------       ------
                                                  7,158        6,822
                                                -------       ------

Franchise costs                                  15,020       14,322
   Less accumulated amortization                  2,160        2,092
                                                -------       ------
                                                 12,860       12,230
                                                -------       ------

Other assets, at cost, net of amortization        1,200        1,012
                                                -------       ------

                                                $24,000       22,676
                                                =======       ======

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                                 March 31,     December 31,
                                                                                   1996            1995
                                                                                 --------      ------------
Liabilities and Combined Equity                                                   amounts in millions
Accounts payable                                                                 $    193            148

Accrued interest                                                                      175            228

Accrued programming expense                                                           343            272

Other accrued expenses                                                                564            528

Debt (note 6)                                                                      12,940         12,960

Deferred income taxes                                                               4,568          4,382

Other liabilities                                                                     179            181
                                                                                 --------         ------

      Total liabilities                                                            18,962         18,699
                                                                                 --------         ------
Minority interests in equity
   of consolidated subsidiaries                                                       827            563

Redeemable preferred stock                                                            655            478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely subordinated debt securities of TCI
   Communications, Inc. ("TCIC")                                                      508           --

Combined equity (note 7):
   Combined equity, including preferred
      stocks                                                                        3,046          2,884
   Cumulative foreign currency
      translation adjustment                                                          (16)            (9)
   Unrealized holding gains for available-for-sale
      securities, net of taxes                                                         28             68
   Due from Liberty Media Group                                                       (10)            (7)
                                                                                 --------         ------

         Combined equity                                                            3,048          2,936
                                                                                 --------         ------
Commitments and contingencies (note 9)
                                                                                 $ 24,000         22,676
                                                                                 ========         ======

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                        Combined Statements of Operations
                                   (unaudited)

                                                        Three months ended
                                                             March 31,
                                                     -----------------------
                                                       1996           1995
                                                     ----------    ---------
                                                       amounts in millions,
                                                     except per share amounts
Revenue                                               $ 1,538         1,185

Operating costs and expenses:
   Operating                                              525           362
   Programming charges from Liberty
      Media Group (note 8)                                 27            19
   Selling, general and administrative                    494           335
   Charges to Liberty Media Group (note 8)                 (6)           (6)
   Adjustment to compensation relating to
      stock appreciation rights                            (8)           (1)
   Depreciation                                           247           195
   Amortization                                           105            76
                                                      -------         -----
                                                        1,384           980
                                                      -------         -----
         Operating income                                 154           205

Other income (expense):
   Interest expense                                      (255)         (237)
   Interest and dividend income                             8             5
   Interest income from Liberty Media
      Group (note 8)                                     --               1
   Share of losses of affiliates, net (note 5)            (70)          (27)
   Gain on sale of assets                                   8             8
   Minority interests in losses of
      consolidated subsidiaries, net                        5             5
   Other, net                                               4            (2)
                                                      -------         -----
                                                         (300)         (247)
                                                      -------         -----
         Loss before income taxes                        (146)          (42)

Income tax benefit                                         45             8
                                                      -------         -----
         Loss before loss of Liberty Media Group
            through the date of Distribution
            (note 2)                                     (101)          (34)

Loss of Liberty Media Group through
      the date of Distribution (note 2)                  --             (11)
                                                      -------         -----
         Net loss                                        (101)          (45)

Dividend requirements on
   preferred stocks                                        (9)           (8)
                                                      -------         -----
         Net loss attributable to
            common stockholders                       $  (110)          (53)
                                                      -------         -----
Loss attributable to common stockholders
   per common share (note 3)                          $  (.17)         --
                                                      =======         =====

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)


                          Combined Statement of Equity

                        Three months ended March 31, 1996
                                   (unaudited)

                                                                               Unrealized
                                                                                 holding
                                                  Combined       Cumulative     gains for        Due
                                                  equity,         foreign      available-        from
                                                 including        currency      for-sale       Liberty
                                                 preferred      translation    securities,      Media        Combined
                                                   stocks        adjustment   net of taxes      Group         equity
                                                   ------        ----------   ------------      -----         ------
                                                                           amounts in millions
Balance at January 1, 1996                         $ 2,884            (9)         68               (7)         2,936

   Net loss                                           (101)           --          --               --           (101)
   Purchase of programming from
      Liberty Media Group                               --            --          --               27             27
   Cost allocations to Liberty
      Media Group                                       --            --          --               (6)            (6)
   Cable distribution fees                              --            --          --               (2)            (2)
   Adjustment to allocation of
      compensation relating to stock
      appreciation rights                               --            --          --                1              1
   Intergroup tax allocation
      to Liberty Media Group                            --            --          --               (5)            (5)
   Net cash transfers to Liberty
      Media Group                                       --            --          --              (18)           (18)
   Change in unrealized gains
      for available-for-sale
      securities                                        --            --         (40)              --            (40)
   Foreign currency translation
      adjustment                                        --            (7)         --               --             (7)
   Accreted dividends on TCI
      preferred stock subject to
      mandatory redemption
      requirements                                      (7)           --          --               --             (7)
   Payment of TCI preferred stock
      dividends                                        (10)           --          --               --            (10)
   Issuance of TCI common
      stock for acquisition                            265            --          --               --            265
   Conversion of Series G
      Preferred Stock                                   15            --          --               --             15
                                                   -------           ---          --              ---          -----
Balance at March 31, 1996                          $ 3,046           (16)         28              (10)         3,048
                                                   =======           ===          ==              ===          =====


See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                   ----------------------
                                                                    1996             1995
                                                                   -------         ------
                                                                     amounts in millions
                                                                        (see note 4)
Cash flows from operating activities:
   Net loss before loss of Liberty Media Group*                    $  (101)          (34)
   Adjustments to reconcile net loss before
      loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                 352           271
         Adjustment to compensation relating to stock
            appreciation rights                                         (8)           (1)
         Share of losses of affiliates                                  70            27
         Deferred income tax benefit                                   (43)          (20)
         Minority interests in losses                                   (5)           (5)
         Other noncash credits                                         (14)           (9)
         Changes in operating assets and liabilities,
          net of the effect of
            acquisitions:
               Change in receivables                                    52            27
               Change in prepaids                                       (4)          (35)
               Change in accruals and payables                          42           (35)
               Change in accrued interest                              (53)         --
                                                                   -------        ------

                 Net cash provided by operating activities             288           186
                                                                   -------        ------

Cash flows from investing activities:
   Cash received in acquisitions                                        47            13
   Capital expended for property and equipment                        (418)         (338)
   Additional investments in and
      loans to affiliates and others                                   (87)         (211)
   Change in due from Liberty Media Group                                1          --
   Change in interest in Liberty Media Group                          --              (8)
   Other investing activities                                           (2)            2
                                                                   -------        ------

                 Net cash used in investing activities                (459)         (542)
                                                                   -------        ------

Cash flows from financing activities:
   Borrowings of debt                                                1,474         1,017
   Repayments of debt                                               (1,819)       (1,057)
   Issuance of common stock                                           --             430
   Issuance of company-obligated mandatorily redeemable
      preferred securities of subsidiary trust holding solely
      subordinated debt securities of TCIC                             486          --
   Issuance of subsidiary preferred stock                              223          --
   Preferred stock dividends                                           (21)          (12)
                                                                   -------        ------

                 Net cash provided by financing activities             343           378
                                                                   -------        ------

                 Net increase in cash                                  172            22

                 Cash at beginning of period                            77            11
                                                                   -------        ------

                 Cash at end of period                             $   249            33
                                                                   =======        ======

* Loss of Liberty Media Group does not use funds.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements

                                 March 31, 1996
                                   (unaudited)

(1)      General

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of TCI Group for the year ended December 31, 1995.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCI Group periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. TCI Group considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). TCI Group deems Assets to be impaired if TCI Group is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. TCI Group generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. TCI Group adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of TCI Group.

         Certain amounts have been reclassified for comparability with the 1996 presentation.

         In January 1996, TCI Communications Financing I (the "Trust"), an indirect wholly-owned subsidiary of TCI Group, issued $16 million in common securities and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Preferred Securities" and together with the common securities, the "Trust Securities"). The Trust exists for the exclusive purposes of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of TCIC, a subsidiary of TCI Group. The Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of TCIC. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. The Preferred Securities are presented as a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities of TCI Communications, Inc."

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


(2)      Liberty Group Stock

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         Prior to the Distribution, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with TCI Group. If Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations and consolidated cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

(3)      Loss Per Common Share

         The loss attributable to TCI Group common stockholders per common share for the three months ended March 31, 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (659.3 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $308 million and $274 million for the three months ended March 31, 1996 and 1995, respectively. Also, during these periods, cash paid for income taxes was not material.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         Significant noncash investing and financing activities are as follows:

                                                                 Three months ended
                                                                      March 31,
                                                               ---------------------
                                                                1996           1995
                                                               -------        ------
                                                                 amounts in millions
                   Cash received in acquisitions:
                      Fair value of assets acquired            $(1,080)       (2,777)
                      Liabilities assumed                          374           278
                      Deferred tax liability recorded
                         in acquisitions                           240           875
                      Minority interests in equity of
                         acquired entities                          52            25
                      Common stock and preferred stock
                         issued in acquisitions                    461         1,612
                                                               -------        ------

                         Cash received in acquisitions         $    47            13
                                                               -------        ------
                   Effect of foreign currency translation
                      adjustment on book value of foreign
                      equity investments                       $     7            25
                                                               =======        ======


(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                        Three months ended
                    Combined Operations                                                      March 31,
                                                                                      -----------------------
                                                                                       1996              1995
                                                                                      --------           ----
                                                                                        amounts in millions
                       Revenue                                                        $    577            378
                       Operating expenses                                                 (512)          (316)
                       Depreciation and amortization                                      (116)           (86)
                                                                                      --------           ----
                          Operating loss                                                   (51)           (24)

                       Interest expense                                                    (83)           (43)
                       Other, net                                                           38            (16)
                                                                                      --------           ----

                          Net loss                                                    $    (96)           (83)
                                                                                      ========           ====

         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at March 31, 1996 were a partnership ("Sprint Spectrum") formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $724 million) (see note 9), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million) and TeleWest plc ("TeleWest") (carrying value of $512 million).

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Debt

         Debt is summarized as follows:

                                                                               March 31,           December 31,
                                                                                 1996                  1995
                                                                               --------            -----------
                                                                                  amounts in millions
           Notes payable                                                       $  9,262                7,713
           Bank credit facilities                                                 2,988                3,617
           Commercial paper                                                         494                1,469
           Convertible notes (a)                                                     45                   45
           Other debt                                                               151                  116
                                                                               --------               ------
                                                                               $ 12,940               12,960
                                                                               ========               ======

         (a) These convertible notes, which are stated net of unamortized discount of $185 million and $186 million at March 31, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1996, the notes were convertible, at the option of the holders, into an aggregate of 38,680,974 shares of Series A TCI Group Stock and 9,670,244 shares of Series A Liberty Group Stock. See note 2.

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

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group as pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCI Group. As security for one of TCI Group's notes payable (with a balance of $52 million at March 31, 1996), TCI Group has pledged the stock of one of its majority-owned subsidiaries.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, the TCI Group's net receipts pursuant to the Fixed Rate Agreements were $5 million and $5 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                         Fixed Rate Agreements                              Variable Rate Agreements
                         ---------------------                              ------------------------
                Expiration         Interest Rate    Notional       Expiration         Interest Rate     Notional
                     Date           To Be Paid       Amount             Date         To Be Received      Amount
                     ----           ----------       ------             ----         --------------      ------
           April 1996                   9.9%        $   30     April 1996                   6.8%        $     50
           May 1996                     8.3%            50     July 1996                    8.2%              10
           June 1996                    6.1%            42     August 1996                  8.2%              10
           July 1996                    8.2%            10     September 1996               4.6%             150
           August 1996                  8.2%            10     April 1997                   7.0%             200
           November 1996                8.9%           150     September 1998            4.8%-5.4%           450
           October 1997              7.2%-9.3%          80     April 1999                   7.4%             100
           December 1997                8.7%           230     September 1999            7.2%-7.4%           300
                                                    ------     February 2000             5.8%-6.6%           650
                                                    $  602     March 2000                5.8%-6.0%           675
                                                    ======     September 2000               5.1%              75
                                                                                                         -------
                                                                                                         $ 2,670
                                                                                                         =======

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at March 31, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCI Group would be required to pay $29 million at March 31, 1996 to terminate the agreements.

         The fair value of the debt attributable to TCI Group is estimated based on the current market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,940 million, was $13,571 million at March 31, 1996.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         Certain subsidiaries attributed to TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI Group's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(7)      Combined Equity

         General

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock and the Liberty Group Stock.

         Stock Options and Stock Appreciation Rights

         Estimates of compensation relating to options and/or stock appreciation rights granted to certain key employees of the TCI Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 2) and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

(8)      Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the three month periods ended March 31, 1996 and 1995, Liberty Media Group was allocated less than $1 million in corporate general and administrative costs by TCI Group.

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

         TCI Group has a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group hold the remaining 49.9% partnership interest.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $107 million of which was paid through March 31, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the three months ended March 31, 1996 and 1995 aggregated $13 million and $6 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

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

         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $1 million for the three months ended March 31, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements for each of the three month periods ended March 31, 1996 and 1995, aggregated $3 million.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $2 million for each of the three month periods ended March 31, 1996 and 1995.

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

         For all periods prior to the Distribution, all financial impacts of equity offerings are attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, all financial impacts of issuances of additional shares of Liberty Group Stock the proceeds of which are attributed to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock, the consideration for which is charged to Liberty Media Group, will be reflected entirely in the combined financial statements of Liberty Media Group, and the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group, will be attributed entirely to TCI Group.

         Subsequent to the Distribution, borrowings from or loans to TCI Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements


         A tax sharing agreement (the "Tax Sharing Agreement") among TCI Group and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCI Group will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCI Group to the extent that TCI Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCI Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCI Group.

(9)      Commitments and Contingencies

         Subsidiaries of TCI Group, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. TCI Group owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in the auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCI Group are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCI Group has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

         In July, 1995, TCI Group entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

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

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $241 million at March 31, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                     Notes to Combined Financial Statements

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on subscriber levels at March 31, 1996, these agreements require minimum payments aggregating $293 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, TCI Group has guaranteed up to $67 million of similar license fee obligations of another affiliate.

         TCI Group has also committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $77 million.

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

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

Management's Discussion and Analysis of
  Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with TCI Group's Management's Discussion and Analysis of Financial Condition and Results of Operations included in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion focuses on material changes in trends, risks and uncertainties affecting TCI Group's results of operations and financial condition.

(1)      Material changes in financial condition:

         On August 3, 1995, the stockholders of TCI authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group to its security holders of record on August 4, 1995. Additionally, stockholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A and Series B TCI Group Stock.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

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

         Subsequent to the Distribution, borrowings from or loans to TCI Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(1)      Material changes in financial condition (continued):

         Subsidiaries of TCI Group, Comcast, Cox and Sprint are partners in Sprint Spectrum formed to engage in the business of providing wireless communications services on a nationwide basis. TCI Group owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in the auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCI Group are also partners in PhillieCo which holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCI Group has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

         In July 1995, TCI Group entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCI Group of all of the common stock of Cable Sub which, at the time of purchase, will own Viacom's cable systems and related assets.

         The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub will also transfer to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

         Viacom will offer to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares Cable Sub Class A Stock. The Exchange Offer will be subject to a number of conditions, including meeting the Minimum Condition.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(1)      Material changes in financial condition (continued):

         Immediately following the completion of the Exchange Offer, TCI Group will acquire from Cable Sub shares of Cable Sub Class B common stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into the Exchangeable Preferred Stock. In the event the Minimum Condition is not met either through the tenders received in the Exchange Offer, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

         Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCI Group believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCI Group has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated. For additional discussion of the Viacom transaction, see note 9 to the accompanying TCI Group combined financial statements.

         At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenue of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, TCI Group would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, TCI Group will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, TCI Group would reflect the foregoing financial impacts of Cable Sub in its combined results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in TCI Group's statement of operations and TCI Group would incur an additional approximate $28 million of interest expense per year arising from the assumed borrowing by TCI Group for its $350 million capital contribution to Cable Sub. TCI Group does not anticipate that the pro forma effect of the transaction for the three months ended March 31, 1996 will vary significantly from the pro forma effect, on a pro rata basis, reflected for the year ended December 31, 1995.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(1)      Material changes in financial condition (continued):

         In February 1996, TINTA issued $345 million (before deducting offering costs of $10 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         During the three months ended March 31, 1996, TCIC issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) and (iii) $1.0 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.9% and 7.9% and maturity dates ranging through 2026. TCIC used the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay variable rate indebtedness.

         Subsequent to March 31, 1996, TCIC was notified by two of the rating agencies that the rating of its senior debt by such agencies had been downgraded by one level to the first level below investment grade status. Two other rating agencies reaffirmed TCIC's investment grade status; however one such agency changed its outlook on TCIC from stable to negative. Such actions may adversely affect TCIC's access to the public debt market and its overall cost of borrowings.

         TCI Group has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at December 31, 1995. TCI Group currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to TCI Group.

         TCI Group had approximately $3.3 billion in unused lines of credit at March 31, 1996, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 6 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(1)      Material changes in financial condition (continued):

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) $498 million and $475 million for the three months ended March 31, 1996 and 1995, respectively) to interest expense ($255 million and $237 million for the three months ended March 31, 1996 and 1995, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 195% and 200% for the three months ended March 31, 1996 and 1995, respectively. The decrease in TCI Group's interest coverage in 1996 is due to an increase in interest expense due to higher debt balances and interest rates. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, over half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($288 million and $186 million for the three months ended March 31, 1996 and 1995, respectively) reflects net cash from the operations of the TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, TCI Group pays
(i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, TCI Group's net receipts pursuant to the Fixed Rate Agreements were $5 million and $5 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(1)      Material changes in financial condition (continued):

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $241 million at March 31, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on subscriber levels at March 31, 1996, these agreements require minimum payments aggregating approximately $293 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant. Additionally, TCI Group has guaranteed up to $67 million of similar fee obligations of another affiliate.

         TCI Group has committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $77 million.

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

         TCI Group reduced its rates in 1993 and 1994 and limited its rate increases in 1995 and 1996 in response to FCC regulations. TCI Group believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCI Group's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(2)      Material changes in results of operations (continued):

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming services tier rates until 1999 (and basic service tier rates will remain regulated thereafter), TCI Group believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased 30% for the three months ended March 31, 1996, as compared to the corresponding period of 1995. Such increase is the result of the effect of certain acquisitions (13%), an increase in TCI Group's Primestar subscribers (6%), growth in subscriber levels within TCI Group's cable television systems (4%), increases in the rates charged for TCI Group's cable television service due to inflation, programming increases and channel additions (4%) and increases in advertising sales, international programming and other revenue (3%).

         Operating expenses increased 45% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (19%) and Primestar (7%) (see discussion below), such expenses increased 19%. Programming and salary expenses accounted for the majority of such increase. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. TCI Group experienced an increase in programming costs in the first quarter of 1996 without increasing its rates charged to its customers. In TCI Group's regulated cable systems, TCI Group has made the appropriate filings to effectuate rate increases for its Regulated Services which will be effective in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. TCI Group anticipates that such increases will result in additional revenue of approximately $20 million per month.

         Selling general and administrative expenses ("SG&A") increased 47% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (12%) and Primestar (16%), SG&A increased 19%. Such increase is due primarily to salaries and related payroll expenses.

         During 1995, TCI Group changed its approach to how it ordered and stored excess cable distribution equipment. TCI Group created material support centers and consolidated all of its excess inventory. During the three months ended March 31, 1996, TCI Group incurred $2 million of costs related to such material support centers. Additionally, during 1996, TCI Group incurred approximately $6 million in expenses related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(2)      Material changes in results of operations (continued):

         TCI Group has an interest in an entity, Primestar Partners ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners During the three months ended March 31, 1996, TCI Group's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding period in 1995 as the number of TCI Group's Primestar subscribers increased from approximately 150,000 subscribers at March 31, 1995 to approximately 570,000 subscribers at March 31, 1996. During the three months ended March 31, 1996, revenue increased from $24 million to $98 million and operating, selling, general and administrative expenses increased from $16 million to $95 million, as compared to the three months ended March 31, 1995. TCI Group incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCI Group continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

         The increase in TCI Group's depreciation expense in 1996 is due to acquisitions as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in TCI Group's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in TCI Group's amortization expense in 1996 is due to acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the three month periods ended March 31, 1996 and 1995, Liberty Media was allocated less than $1 million in corporate general and administrative costs by TCI Group.

         Prior to the determination of the Board to seek approval of stockholders to distribute the Liberty Group Stock, TCI did not have formalized intercompany allocation methodologies. In connection with such determination, management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         TCI Group records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees by TCI or TINTA. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(2)      Material changes in results of operations (continued):

         At March 31, 1996, TCI Group had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at March 31, 1996 of $512 million and comprised $31 million of TCI Group's share of its affiliates' losses during the three months ended March 31, 1996. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $350 million at March 31, 1996 and accounted for $18 million of TCI Group's share of its affiliates' losses in 1996.

         TCI Group's net loss (before preferred stock dividend requirements) of $101 million for the three months ended March 31, 1996 represents an increase of $56 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $45 million for the three months ended March 31, 1995. Such increase is primarily the result of a decrease in operating income and increases in interest expense and share of losses of affiliates offset by an increase in income tax benefit.

         In March of 1995, the Financial Accounting Standards Board issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCI Group adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of TCI Group.

                            TELE-COMMUNICATIONS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1996 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

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

         During early August 1994, counsel for the plaintiffs in the Consolidated Action advised counsel for Liberty that they were preparing to amend the designated complaint to name Comcast and Liberty as defendants. On August 3-4, 1994, plaintiffs' counsel negotiated with counsel for Liberty with respect to a proposed increase in the consideration to be paid to QVC's public shareholders as well as the accelerated payment of such consideration, as bases for the possible settlement of the Consolidated Action. On August 5, 1994, plaintiffs, defendants, Comcast and Liberty executed a memorandum of understanding which contemplated the settlement and dismissal with prejudice of the Consolidated Action. On August 4, 1994, Comcast, Liberty, QVC Programming Holdings, Inc. and the Company executed a merger agreement which, among other things, reflected the parties' agreement to the terms and transactions contemplated by the memorandum of understanding. On August 19, 1994, plaintiffs filed a consolidated amended class action complaint with the Delaware Court of Chancery against QVC, the company's directors, Comcast and Liberty. Following the completion of discovery, the parties intend to file a stipulation of settlement which seeks court approval for the parties' agreement, as set forth in the memorandum of understanding, to dismiss the Consolidated Action in exchange for the increase and the accelerated payment of the consideration provided by Holdings in connection with its acquisition of QVC.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

         The proposed settlement of the Consolidated Action is subject to numerous conditions set forth in the settlement stipulation and, if approved by the Delaware Court of Chancery, would result in a dismissal with prejudice of the Consolidated Action, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions or occurrences that are alleged in the Consolidated Action. Defendants in the Consolidated Action have entered into the stipulation of settlement for the Consolidated Action solely because the proposed settlement would eliminate the distraction, burden and expense of the litigation. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Turner Broadcasting Systems, Inc. Shareholder Litigation.

         Following the announcement of the proposed merger (the "TBS-Time Warner Merger") between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. On January 31, 1996, the Georgia court entered an order consolidating all of the pending lawsuits for all purposes under the caption of Lewis v. TBS, Inc. C.A. E-41500 (the "Consolidated Action"). The defendants in the Consolidated Action include, among others, TBS, Time-Warner, the TBS directors, Tele-Communications, Inc., John Malone, Peter Barton and Fred Vierra. Plaintiffs allege in the third amended complaint filed on February 29, 1996 that defendants have injured the public stockholders of TBS in conjunction with the TBS-Time Warner Merger proposal by, among other things, (a) misrepresenting the extent to which defendants Time Warner, TCI, John Malone and R.E. Turner ("Turner") have acted for their own benefit and not for the benefit of TBS or its stockholders, (b) failing to adequately disclose the full nature and value of special considerations granted to TCI and Turner in connection with the TBS-Time Warner Merger proposal, (c) failing to engage in arms' length bargaining to maximize TBS stockholder value,
         (d) proposing to provide the public holders of TBS stock with unfair consideration in the TBS-Time Warner Merger, and (e) securing the approval of the TBS board for the TBS-Time Warner Merger proposal through deceptive means and in an uninformed and procedurally unfair manner which also violated the Georgia corporation law and the TBS charter and by-laws. Plaintiffs also allege derivative claims relating to the proposed payment by TBS to Michael Milken for consulting services relating to the proposed transaction, the contractual agreement by TBS to sell its interest in SportSouth to TCI, and the alleged sale by TBS directors, Turner, Malone, Barton and Vierra of their votes in connection with the TBS board approval of the TBS-Time Warner Merger proposal. Plaintiffs in the Lewis action seek to enjoin the consummation of the TBS-Time Warner Merger, enjoin the transfer of any assets to TCI in connection with the TBS-Time Warner Merger, or to rescind the TBS-Time Warner Merger or transfer of assets if such acts are consummated. Plaintiffs also seek unspecified compensatory and punitive damages. On March 29, 1996, the TCI defendants filed a motion for judgment on the pleadings and an answer to the third amended complaint denying plaintiffs' charges and raising several affirmative defenses. Discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                            TELE-COMMUNICATIONS, INC.

Item 6.  Exhibit and Report on Form 8-K.

         (a)      Exhibit -

                  (27.1)   Tele-Communications, Inc. Financial Data Schedule

         (b)      Report on Form 8-K filed during the quarter ended
                  March 31, 1996 -

                                Date of                 Item
                                Report                Reported     Financial Statements Filed
                                ------                --------     --------------------------
                      February 9, 1996                 Item 5                      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TELE-COMMUNICATIONS, INC.

Date:      May 13, 1996        By:   /s/ John C. Malone
                                    ------------------------------------------
                                           John C. Malone
                                              President, and Chief
                                                Executive Officer

Date:      May 13, 1996        By:   /s/ Bernard W. Schotters
                                    ------------------------------------------
                                           Bernard W. Schotters
                                              Senior Vice President of
                                                TCI Communications, Inc.
                                                (Principal Financial Officer)

Date:      May 13, 1996        By:   /s/ Gary K. Bracken
                                    ------------------------------------------
                                           Gary K. Bracken
                                              Senior Vice President of
                                                 TCI Communications, Inc.
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

         (27.1)      Tele-Communications, Inc. Financial Data Schedule