Form 10-Q/A
period 1996-03-31
TELE COMMUNICATIONS INC /CO/
filed 1996-07-03
CIK 925692

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

                                    TELE-COMMUNICATIONS, INC.


Date:      July 3, 1996        By:   /s/ Bernard W. Schotters
                                    ------------------------------------------
                                           Bernard W. Schotters
                                              Senior Vice President of
                                                TCI Communications, Inc.
                                                (Principal Financial Officer)



           July 3, 1996        By:   /s/ Stephen M. Brett
                                    ------------------------------------------
                                           Executive Vice President

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)


                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     -----------
Assets                                                 amounts in millions
Cash                                                 $   281           118

Trade and other receivables, net                         436           407

Inventories, net                                          96           104

Prepaid expenses                                          72            65

Prepaid program rights                                    55            47

Committed film inventory                                 123           122

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                2,315         2,372

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 6)                                      989           955

Property and equipment, at cost:
   Land                                                   86            88
   Distribution systems                                9,713         9,162
   Support equipment and buildings                     1,463         1,429
                                                     -------       -------
                                                      11,262        10,679
   Less accumulated depreciation                       3,902         3,653
                                                     -------       -------
                                                       7,360         7,026
                                                     -------       -------

Franchise costs                                       15,020        14,322
   Less accumulated amortization                       2,160         2,092
                                                     -------       -------
                                                      12,860        12,230
                                                     -------       -------

Other assets, at cost, net of amortization             1,916         1,734
                                                     -------       -------

                                                     $26,503        25,180
                                                     =======       =======


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (unaudited)



                                                                                 March 31,        December 31,
                                                                                   1996               1995
                                                                                 --------         -----------
Liabilities and Stockholders' Equity                                                amounts in millions

Accounts payable                                                                  $    290             243

Accrued interest                                                                       179             233

Accrued programming expense                                                            392             318

Other accrued expenses                                                                 765             717

Debt (note 7)                                                                       13,170          13,211

Deferred income taxes                                                                4,766           4,584

Other liabilities                                                                      195             195
                                                                                  --------        --------

      Total liabilities                                                             19,757          19,501
                                                                                  --------        --------

Minority interests in equity
   of consolidated subsidiaries                                                        919             651

Redeemable preferred stock                                                             655             478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely subordinated debt securities of TCI
   Communications, Inc. ("TCIC")                                                       508            --

Stockholders' equity (notes 2 and 8):
   Series Preferred Stock, $.01 par value                                             --              --
   Class B 6% Cumulative Redeemable
      Exchangeable Junior Preferred Stock,
      $.01 par value                                                                  --              --
   Tele-Communications, Inc. Series A TCI Group
      common stock, $1 par value
      Authorized 1,750,000,000 shares;
      issued 683,879,066 shares in 1996 and
      672,101,009 shares in 1995                                                       684             672
   Tele-Communications, Inc. Series B TCI Group
      common stock, $1 par value
      Authorized 150,000,000 shares;
      issued 84,682,729 shares in 1996 and
      84,801,554 shares in 1995                                                         85              85
   Tele-Communications, Inc. Series A Liberty
      Media Group common stock,
      $1 par value.  Authorized 750,000,000 shares;
      issued 145,815,385 shares in 1996 and
      142,892,796 shares in 1995                                                       146             143
   Tele-Communications, Inc. Series B Liberty
      Media Group common stock,
      $1 par value, Authorized 75,000,000 shares;
      issued 21,192,387 shares in 1996 and
      21,200,336 shares in 1995                                                         21              21
   Additional paid-in capital                                                        4,316           4,068
   Cumulative foreign currency
      translation adjustment                                                           (16)             (9)
   Unrealized holding gains for
      available-for-sale securities, net of taxes                                      314             338
   Accumulated deficit                                                                (572)           (454)
                                                                                  --------        --------
                                                                                     4,978           4,864
   Treasury stock, at cost (100,524,364 shares
      of Series A TCI Group common stock
      in 1996 and 1995)                                                               (314)           (314)
                                                                                  --------        --------
         Total stockholders' equity                                                  4,664           4,550
                                                                                  --------        --------

Commitments and contingencies (note 9)
                                                                                  $ 26,503          25,180
                                                                                  ========        ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                               Three months ended
                                                                    March 31,
                                                              --------------------
                                                              1996            1995
                                                              ----            ----
                                                              amounts in millions,
                                                            except per share amounts
Revenue:
   From cable and programming services                       $ 1,676          1,281
   Net sales from electronic retailing services                  283            243
                                                             -------        -------
                                                               1,959          1,524
                                                             -------        -------
Operating costs and expenses:
   Operating                                                     643            466
   Cost of sales from electronic retailing services              192            160
   Selling, general and administrative                           587            434
   Adjustment to compensation relating to
      stock appreciation rights                                   (9)            (3)
   Depreciation                                                  252            201
   Amortization                                                  118             86
                                                             -------        -------
                                                               1,783          1,344
                                                             -------        -------

         Operating income                                        176            180

Other income (expense):
   Interest expense                                             (261)          (240)
   Interest and dividend income                                   10              7
   Share of losses of affiliates, net (note 5)                  (115)           (29)
   Gain on disposition of assets                                  10              8
   Minority interests in losses of
      consolidated subsidiaries, net                               2             11
   Other, net                                                      6             (1)
                                                             -------        -------
                                                                (348)          (244)
                                                             -------        -------

      Loss before income taxes                                  (172)           (64)

Income tax benefit                                                54             19
                                                             -------        -------

      Net loss                                                  (118)           (45)

Dividend requirements on
   preferred stocks                                               (9)            (8)
                                                             -------        -------

      Net loss attributable
         to common stockholders                              $  (127)           (53)
                                                             -------        -------
Net earnings (loss) attributable to
  common stockholders (note 3):
      TCI Class A and Class B common stock                   $  --              (53)
      TCI Group Series A and Series B
         common stock                                           (142)          --
      Liberty Media Group Series A and
         Series B common stock                                    15           --
                                                             -------        -------

                                                             $  (127)           (53)
                                                             =======        =======
Netearnings (loss) attributable to common stockholders
  per common share (note 3):
      TCI Class A and Class B common stock                   $  --             (.08)
      TCI Group Series A and Series B
          common stock                                       $  (.22)          --
      Liberty Media Group Series A and
          Series B common stock                              $   .09           --





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
                                                  ======      ======      ======       ======       ======       ======



                                                               Unrealized
                                                                holding
                                                 Cumulative    gains for
                                                  foreign      available-
                                                 currency      for-sale                             Total
                                                translation   securities,  Accumulated Treasury  stockholders'
                                                 adjustment   net of taxes   deficit    stock       equity
                                                -----------   ------------ ----------- --------  -------------
                                                                  amounts in millions

Balance at January 1, 1996                             (9)         338        (454)     (314)        4,550

    Net loss                                         --           --          (118)     --            (118)
    Issuance of common stock for
      acquisition                                    --           --          --        --             265
    Conversion of Series G Preferred Stock           --           --          --        --              15
    Accreted dividends on all classes of
      preferred stock                                --           --          --        --              (9)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements              --           --          --        --               2
    Payment of preferred stock dividends             --           --          --        --             (10)
    Foreign currency translation adjustment            (7)        --          --        --              (7)
    Change in unrealized holding gains for
      available-for-sale securities                  --            (24)       --        --             (24)
                                                   ------       ------       -----     -----        ------

Balance at March 31, 1996                             (16)         314        (572)     (314)        4,664
                                                   ======       ======       =====     =====        ======





See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                 Three months ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 1996            1995
                                                                                -------       --------
                                                                                 amounts in millions
                                                                                     (see note 4)
Cash flows from operating activities:
   Net loss                                                                     $  (118)          (45)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation and amortization                                              370           287
         Adjustment to compensation relating to stock
            appreciation rights                                                      (9)           (3)
         Share of losses of affiliates                                              115            29
         Deferred income tax benefit                                                (57)          (20)
         Other noncash credits                                                      (13)          (20)
         Changes in operating assets and liabilities,
           net of the effect of
            acquisitions:
               Change in receivables                                                 25            19
               Change in inventories                                                  9             9
               Change in prepaids                                                   (10)          (47)
               Change in accrued interest                                           (54)          (35)
               Change in other accruals and payables                                 59           (23)
                                                                                -------       -------

                 Net cash provided by operating activities                          317           151
                                                                                -------       -------

Cash flows from investing activities:
   Cash received in (paid for) acquisitions                                          47           (21)
   Capital expended for property and equipment                                     (423)         (346)
   Additional investments in and
      loans to affiliates and others                                                (88)         (224)
   Other investing activities                                                       (12)           (1)
                                                                                -------       -------

                 Net cash used in investing activities                             (476)         (592)
                                                                                -------       -------

Cash flows from financing activities:
   Borrowings of debt                                                             1,588         1,064
   Repayments of debt                                                            (1,954)       (1,059)
   Issuance of company-obligated mandatorily
      redeemable preferred securities of subsidiary trust
      holding solely subordinated debt securities of TCIC                           486          --
   Issuance of subsidiary preferred stock                                           223          --
   Issuance of common stock                                                        --             430
   Preferred stock dividends                                                        (21)          (12)
                                                                                -------       -------

                 Net cash provided by financing activities                          322           423
                                                                                -------       -------

                 Net increase (decrease) in cash                                    163           (18)

                 Cash at beginning of period                                        118            74
                                                                                -------       -------

                 Cash at end of period                                          $   281            56
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
                                                                    ===========      ==


(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                         Three months ended
                    Combined Operations                                                       March 31,
                                                                                       -----------------------
                                                                                        1996             1995
                                                                                        ----             ----
                                                                                         amounts in millions
                       Revenue                                                         $  1,300            951
                       Operating expenses                                                (1,150)          (784)
                       Depreciation and amortization                                       (148)          (125)
                                                                                       --------          -----

                          Operating income                                                    2             42

                       Interest expense                                                    (108)           (60)
                       Other, net                                                           (30)           (66)
                                                                                       --------         ------

                          Net loss                                                     $   (136)           (84)
                                                                                       =========        ======



         The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at March 31, 1996 were a partnership ("Sprint Spectrum") formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $671 million) (see note 9), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million), TeleWest plc ("TeleWest") (carrying value of $512 million) and Discovery Communications, Inc. (carrying value of $123 million).

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


         The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $487 million at March 31, 1996. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.


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


         At March 31, 1996, the Company had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at March 31, 1996 of $512 million and comprised $31 million of the Company's share of its affiliates' losses during the three months ended March 31, 1996. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $350 million at March 31, 1996 and accounted for $18 million of the Company's share of its affiliates' losses in 1996. Additionally included in share of losses for the three months ended March 31, 1996 is $53 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.



         The Company's net loss (before preferred stock dividend requirements) of $118 million for the three months ended March 31, 1996 represents an increase of $73 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $45 million for the three months ended March 31, 1995. Such increase is primarily the result of an increase in interest expense due to higher debt balances and interest rates and an increase in share of losses of affiliates, including the aforementioned share of losses from Sprint Spectrum.



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

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                             Combined Balance Sheets
                                   (unaudited)


                                               March 31,    December 31,
                                                 1996          1995

                                               --------     -----------
Assets                                           amounts in millions
Cash                                            $   249           77

Trade and other receivables, net                    300          300

Prepaid expenses                                     56           51

Prepaid program rights                               22           19

Committed film inventory                             94           92

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                           2,008        2,073

Property and equipment, at cost:
   Land                                              65           67
   Distribution systems                           9,705        9,153
   Support equipment and buildings                1,243        1,213
                                                -------       ------
                                                 11,013       10,433
   Less accumulated depreciation                  3,855        3,611
                                                -------       ------
                                                  7,158        6,822
                                                -------       ------

Franchise costs                                  15,020       14,322
   Less accumulated amortization                  2,160        2,092
                                                -------       ------
                                                 12,860       12,230
                                                -------       ------

Other assets, at cost, net of amortization        1,200        1,012
                                                -------       ------

                                                $23,947       22,676
                                                =======       ======


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                                 March 31,     December 31,
                                                                                   1996            1995
                                                                                 --------      ------------
Liabilities and Combined Equity                                                   amounts in millions
Accounts payable                                                                 $    193            148

Accrued interest                                                                      175            228

Accrued programming expense                                                           343            272

Other accrued expenses                                                                564            528

Debt (note 6)                                                                      12,940         12,960

Deferred income taxes                                                               4,547          4,382

Other liabilities                                                                     179            181
                                                                                 --------         ------

      Total liabilities                                                            18,941         18,699
                                                                                 --------         ------
Minority interests in equity
   of consolidated subsidiaries                                                       827            563

Redeemable preferred stock                                                            655            478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely subordinated debt securities of TCI
   Communications, Inc. ("TCIC")                                                      508           --

Combined equity (note 7):
   Combined equity, including preferred
      stocks                                                                        3,014          2,884
   Cumulative foreign currency
      translation adjustment                                                          (16)            (9)
   Unrealized holding gains for available-for-sale
      securities, net of taxes                                                         28             68
   Due from Liberty Media Group                                                       (10)            (7)
                                                                                 --------         ------

         Combined equity                                                            3,016          2,936
                                                                                 --------         ------
Commitments and contingencies (note 9)
                                                                                 $ 23,947         22,676
                                                                                 ========         ======



See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                        Combined Statements of Operations
                                   (unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -----------------------
                                                       1996           1995
                                                     ----------    ---------
                                                       amounts in millions,
                                                     except per share amounts
Revenue                                               $ 1,538         1,185

Operating costs and expenses:
   Operating                                              525           362
   Programming charges from Liberty
      Media Group (note 8)                                 27            19
   Selling, general and administrative                    494           335
   Charges to Liberty Media Group (note 8)                 (6)           (6)
   Adjustment to compensation relating to
      stock appreciation rights                            (8)           (1)
   Depreciation                                           247           195
   Amortization                                           105            76
                                                      -------         -----
                                                        1,384           980
                                                      -------         -----
         Operating income                                 154           205

Other income (expense):
   Interest expense                                      (255)         (237)
   Interest and dividend income                             8             5
   Interest income from Liberty Media
      Group (note 8)                                     --               1
   Share of losses of affiliates, net (note 5)           (123)          (27)
   Gain on sale of assets                                   8             8
   Minority interests in losses of
      consolidated subsidiaries, net                        5             5
   Other, net                                               4            (2)
                                                      -------         -----
                                                         (353)         (247)
                                                      -------         -----
         Loss before income taxes                        (199)          (42)

Income tax benefit                                         66             8
                                                      -------         -----
         Loss before loss of Liberty Media Group
            through the date of Distribution
            (note 2)                                     (133)          (34)

Loss of Liberty Media Group through
      the date of Distribution (note 2)                  --             (11)
                                                      -------         -----
         Net loss                                        (133)          (45)

Dividend requirements on
   preferred stocks                                        (9)           (8)
                                                      -------         -----
         Net loss attributable to
            common stockholders                       $  (142)          (53)
                                                      -------         -----
Loss attributable to common stockholders
   per common share (note 3)                          $  (.22)         --
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

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)


                          Combined Statement of Equity

                        Three months ended March 31, 1996
                                   (unaudited)


                                                                               Unrealized
                                                                                 holding
                                                  Combined       Cumulative     gains for        Due
                                                  equity,         foreign      available-        from
                                                 including        currency      for-sale       Liberty
                                                 preferred      translation    securities,      Media        Combined
                                                   stocks        adjustment   net of taxes      Group         equity
                                                   ------        ----------   ------------      -----         ------
                                                                           amounts in millions
Balance at January 1, 1996                         $ 2,884            (9)         68               (7)         2,936

   Net loss                                           (133)           --          --               --           (133)
   Purchase of programming from
      Liberty Media Group                               --            --          --               27             27
   Cost allocations to Liberty
      Media Group                                       --            --          --               (6)            (6)
   Cable distribution fees                              --            --          --               (2)            (2)
   Adjustment to allocation of
      compensation relating to stock
      appreciation rights                               --            --          --                1              1
   Intergroup tax allocation
      to Liberty Media Group                            --            --          --               (5)            (5)
   Net cash transfers to Liberty
      Media Group                                       --            --          --              (18)           (18)
   Change in unrealized gains
      for available-for-sale
      securities                                        --            --         (40)              --            (40)
   Foreign currency translation
      adjustment                                        --            (7)         --               --             (7)
   Accreted dividends on TCI
      preferred stock subject to
      mandatory redemption
      requirements                                      (7)           --          --               --             (7)
   Payment of TCI preferred stock
      dividends                                        (10)           --          --               --            (10)
   Issuance of TCI common
      stock for acquisition                            265            --          --               --            265
   Conversion of Series G
      Preferred Stock                                   15            --          --               --             15
                                                   -------           ---          --              ---          -----
Balance at March 31, 1996                          $ 3,014           (16)         28              (10)         3,016
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

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

                        Combined Statements of Cash Flows
                                   (unaudited)


                                                                     Three months ended
                                                                          March 31,
                                                                   ----------------------
                                                                    1996             1995
                                                                   -------         ------
                                                                     amounts in millions
                                                                        (see note 4)
Cash flows from operating activities:
   Net loss before loss of Liberty Media Group*                    $  (133)          (34)
   Adjustments to reconcile net loss before
      loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                 352           271
         Adjustment to compensation relating to stock
            appreciation rights                                         (8)           (1)
         Share of losses of affiliates                                 123            27
         Deferred income tax benefit                                   (64)          (20)
         Minority interests in losses                                   (5)           (5)
         Other noncash credits                                         (14)           (9)
         Changes in operating assets and liabilities,
          net of the effect of
            acquisitions:
               Change in receivables                                    52            27
               Change in prepaids                                       (4)          (35)
               Change in accruals and payables                          42           (35)
               Change in accrued interest                              (53)         --
                                                                   -------        ------

                 Net cash provided by operating activities             288           186
                                                                   -------        ------

Cash flows from investing activities:
   Cash received in acquisitions                                        47            13
   Capital expended for property and equipment                        (418)         (338)
   Additional investments in and
      loans to affiliates and others                                   (87)         (211)
   Change in due from Liberty Media Group                                1          --
   Change in interest in Liberty Media Group                          --              (8)
   Other investing activities                                           (2)            2
                                                                   -------        ------

                 Net cash used in investing activities                (459)         (542)
                                                                   -------        ------

Cash flows from financing activities:
   Borrowings of debt                                                1,474         1,017
   Repayments of debt                                               (1,819)       (1,057)
   Issuance of common stock                                           --             430
   Issuance of company-obligated mandatorily redeemable
      preferred securities of subsidiary trust holding solely
      subordinated debt securities of TCIC                             486          --
   Issuance of subsidiary preferred stock                              223          --
   Preferred stock dividends                                           (21)          (12)
                                                                   -------        ------

                 Net cash provided by financing activities             343           378
                                                                   -------        ------

                 Net increase in cash                                  172            22

                 Cash at beginning of period                            77            11
                                                                   -------        ------

                 Cash at end of period                             $   249            33
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
                                                               =======        ======


(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:


                                                                                        Three months ended
                    Combined Operations                                                      March 31,
                                                                                      -----------------------
                                                                                       1996              1995
                                                                                      --------           ----
                                                                                        amounts in millions
                       Revenue                                                        $    577            378
                       Operating expenses                                                 (543)          (320)
                       Depreciation and amortization                                      (116)           (86)
                                                                                      --------           ----
                          Operating loss                                                   (82)           (28)

                       Interest expense                                                    (83)           (43)
                       Other, net                                                            5            (19)
                                                                                      --------           ----

                          Net loss                                                   $    (160)           (90)
                                                                                      ========           ====



         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at March 31, 1996 were a partnership ("Sprint Spectrum") formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $671 million) (see note 9), Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million) and TeleWest plc ("TeleWest") (carrying value of $512 million).


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


         TCI Group has a credit facility which matures in September of 1996. The outstanding balance of such facility was $487 million at March 31, 1996. TCI Group currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to TCI Group.


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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 2)

(2)      Material changes in results of operations (continued):


         At March 31, 1996, TCI Group had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at March 31, 1996 of $512 million and comprised $31 million of TCI Group's share of its affiliates' losses during the three months ended March 31, 1996. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $350 million at March 31, 1996 and accounted for $18 million of TCI Group's share of its affiliates' losses in 1996. Additionally included in share of losses for the three months ended March 31, 1996 is $53 million attributable to Sprint Spectrum. Such amount inlcudes $34 million associated with prior periods.



         TCI Group's net loss (before preferred stock dividend requirements) of $133 million for the three months ended March 31, 1996 represents an increase of $88 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $45 million for the three months ended March 31, 1995. Such increase is primarily the result of a decrease in operating income and increases in interest expense and share of losses of affiliates, including the aforementioned share of losses from Sprint Spectrum, offset by an increase in income tax benefit.


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

                          TELE-COMMUNICATIONS, INC.




Part II.  Other Information


Item 6. Exhibit and Report on Form 8-K.

        (a)     Exhibit -


                (27)  Tele-Communications, Inc. Financial Data Schedule


        (b)     Report on form 8-K filed during the quarter ended
                March 31, 1996 -


Date of                           Item
Report                          Reported        Financial Statements Filed
- -------                         --------        ---------------------------
February 9, 1996                Item 5                  None.


                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

         (27)      Tele-Communications, Inc. Financial Data Schedule