Form 10-Q
period 1996-06-30
TELE COMMUNICATIONS INC /CO/
filed 1996-08-13
CIK 925692

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

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

    The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury) as of July 31, 1996, was:

Tele-Communications, Inc. Series A TCI Group common stock - 584,387,626 shares, Tele-Communications, Inc. Series B TCI Group common stock - 84,675,501 shares,
            Tele-Communications, Inc. Series A Liberty Media Group
                      common stock - 146,071,981 shares,
                                     and
            Tele-Communications, Inc. Series B Liberty Media Group
                      common stock - 21,192,387 shares.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                    June 30,          December 31,
                                                                      1996                1995
                                                                    --------          ------------
 Assets                                                                  amounts in millions
 ------
 Cash                                                              $     334                 118

 Trade and other receivables, net                                        411                 407

 Inventories, net                                                         90                 104

 Prepaid expenses                                                         78                  65

 Prepaid program rights                                                   42                  47

 Committed film inventory                                                138                 122

 Investments in affiliates, accounted for
    under the equity method, and related
    receivables (note 5)                                               2,681               2,372

 Investment in Turner Broadcasting System, Inc.
    ("TBS") (note 6)                                                     999                 955

 Property and equipment, at cost:
    Land                                                                  84                  88
    Distribution systems                                              10,559               9,545
    Support equipment and buildings                                    1,506               1,429
                                                                   ---------              ------
                                                                      12,149              11,062
    Less accumulated depreciation                                      4,139               3,653
                                                                   ---------              ------
                                                                       8,010               7,409
                                                                   ---------              ------

 Franchise costs                                                      14,973              14,322
    Less accumulated amortization                                      2,258               2,092
                                                                   ---------              ------
                                                                      12,715              12,230
                                                                   ---------              ------

 Other assets, at cost, net of amortization                            1,818               1,734
                                                                   ---------              ------
                                                                   $  27,316              25,563
                                                                   =========              ======


                                                                   (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (unaudited)

                                                                     June 30,             December 31,
                                                                       1996                   1995
                                                                     --------             ------------
 Liabilities and Stockholders' Equity                                       amounts in millions
 ------------------------------------
 Accounts payable                                                     $   147                   243

 Accrued interest                                                         267                   233

 Accrued programming expense                                              398                   318


 Other accrued expenses                                                 1,131                 1,100

 Debt (note 7)                                                         13,334                13,211

 Deferred income taxes                                                  4,707                 4,584

 Other liabilities                                                        192                   195
                                                                      -------                ------
       Total liabilities                                               20,176                19,884
                                                                      -------                ------
 Minority interests in equity
    of consolidated subsidiaries                                          945                   651

 Redeemable preferred stock                                               659                   478

 Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts ("Trust
    Securities") holding solely subordinated debt
    securities of TCI Communications, Inc. ("TCIC")
    (note 8)                                                            1,016                    --

 Stockholders' equity (notes 2 and 9):
    Series Preferred Stock, $.01 par value                                 --                    --
    Class B 6% Cumulative Redeemable
       Exchangeable Junior Preferred Stock,
       $.01 par value                                                      --                    --
    Tele-Communications, Inc. Series A TCI Group
       common stock, $1 par value.
       Authorized 1,750,000,000 shares;
       issued 684,894,686 shares in 1996 and
       672,211,009 shares in 1995                                         685                   672
    Tele-Communications, Inc. Series B TCI Group
       common stock, $1 par value.
       Authorized 150,000,000 shares;
       issued 84,675,501 shares in 1996 and
       84,691,554 shares in 1995                                           85                    85
    Tele-Communications, Inc. Series A Liberty
       Media Group common stock,
       $1 par value.  Authorized 750,000,000 shares;
       issued 146,067,655 shares in 1996 and
       142,896,264 shares in 1995                                         146                   143
    Tele-Communications, Inc. Series B Liberty
       Media Group common stock,
       $1 par value.  Authorized 75,000,000 shares;
       issued 21,192,387 shares in 1996 and
       21,196,868 shares in 1995                                           21                    21
    Additional paid-in capital                                          4,314                 4,068
    Cumulative foreign currency
       translation adjustment                                              (7)                   (9)
    Unrealized holding gains for
       available-for-sale securities, net of taxes                        346                   338
    Accumulated deficit                                                  (756)                 (454)
                                                                      -------                ------
                                                                        4,834                 4,864
    Treasury stock, at cost (100,524,365 shares
       and 100,524,364 shares of Series A TCI
       Group common stock in 1996 and 1995)                              (314)                 (314)
                                                                      -------                ------
          Total stockholders' equity                                    4,520                 4,550
                                                                      -------                ------
 Commitments and contingencies (note 10)
                                                                      $27,316                25,563
                                                                      =======                ======

See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                               Three months ended                  Six months ended
                                                                    June 30,                           June 30,
                                                            --------------------------        ---------------------------
                                                              1996             1995             1996               1995
                                                            ---------        ---------        ---------         ---------
                                                                                amounts in millions,
                                                                              except per share amounts
 Revenue:
    Cable and programming services                          $   1,778            1,427            3,454             2,708
    Net sales from electronic retailing services                  244              221              500               441
                                                            ---------        ---------        ---------         ---------
                                                                2,022            1,648            3,954             3,149
                                                            ---------        ---------        ---------         ---------

 Operating costs and expenses:
    Operating                                                     689              513            1,333               980
    Cost of sales from electronic retailing services              152              143              316               279
    Selling, general and administrative                           618              481            1,205               915
    Compensation relating to stock appreciation
       rights                                                       4               21               --                18
    Adjustment to compensation relating to
       stock appreciation rights                                   --               --               (5)               --
    Depreciation                                                  259              231              511               432
    Amortization                                                  127              124              245               210
                                                            ---------        ---------        ---------         ---------
                                                                1,849            1,513            3,605             2,834
                                                            ---------        ---------        ---------         ---------

          Operating income                                        173              135              349               315

 Other income (expense):
    Interest expense                                             (265)            (243)            (526)             (483)
    Interest and dividend income                                   14               11               24                18
    Share of losses of affiliates, net (note 5)                   (96)             (43)            (211)              (71)
    Loss on early extinguishment of debt (note 7)                 (66)              --              (66)               --
    Minority interests in losses (earnings) of
       consolidated subsidiaries, net                              (6)              10               (4)               21
    Other, net                                                    (11)             (18)               5               (11)
                                                            ---------        ---------        ---------         ---------
                                                                 (430)            (283)            (778)             (526)
                                                            ---------        ---------        ---------         ---------

       Loss before income taxes                                  (257)            (148)            (429)             (211)

 Income tax benefit                                                73               53              127                72
                                                            ---------        ---------        ---------         ---------

       Net loss                                                  (184)             (95)            (302)             (139)

 Dividend requirements on
    preferred stocks                                               (9)              (9)             (18)              (17)
                                                            ---------        ---------        ---------         ---------

       Net loss attributable
          to common stockholders                            $    (193)            (104)            (320)             (156)
                                                            =========        =========        =========         =========

 Net earnings (loss) attributable to
    common stockholders:
       TCI Class A and Class B common stock                 $      --             (104)              --              (156)
       TCI Group Series A and Series B
          common stock                                           (197)              --             (339)               --
       Liberty Media Group Series A and
          Series B common stock                                     4               --               19                --
                                                            ---------        ---------        ---------         ---------

                                                            $    (193)            (104)            (320)             (156)
                                                            =========        =========        =========         =========
 Net earnings (loss) attributable to common
    stockholders per common share (note 3):
       TCI Class A and Class B common stock                 $      --             (.16)              --              (.24)
       TCI Group Series A and Series B
           common stock                                     $    (.29)              --             (.51)               --
       Liberty Media Group Series A and
           Series B common stock                            $     .02               --              .11                --


See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 1996
                                 (unaudited)

                                                                        Common Stock                                Cumulative
                                                         -----------------------------------------                   foreign
                                                Class B        TCI Group       Liberty Media Group     Additional    currency
                                               Preferred --------------------  -------------------      paid-in     translation
                                                 Stock   Series A    Series B  Series A   Series B      capital     adjustment
                                               --------- --------    --------  --------   --------      -------     ----------
                                                                              amounts in millions
 Balance at January 1, 1996                    $     --     672        85        143        21           4,068          (9)

    Net loss                                         --      --        --         --        --              --          --
    Issuance of common stock for
       acquisition                                   --      11        --          3        --             255          --
    Issuance of common stock upon
       conversion of notes                           --       1        --         --        --              --          --
    Issuance of common stock upon
       conversion of Series G Preferred Stock        --       1        --         --        --              14          --
    Accreted dividends on all classes of
       preferred stock                               --      --        --         --        --             (18)         --
    Accreted dividends on all classes of
       preferred stock not subject to
       mandatory redemption requirements             --      --        --         --        --               5          --
    Payment of preferred stock dividends             --      --        --         --        --             (10)         --
    Foreign currency translation adjustment          --      --        --         --        --              --           2
    Change in unrealized holding gains for
       available-for-sale securities                 --      --        --         --        --              --          --
                                               --------     ---        --        ---        --           -----          --

 Balance at June 30, 1996                      $     --     685        85        146        21           4,314          (7)
                                               ========     ===        ==        ===        ==           =====          ==

                                                   Unrealized
                                                     holding
                                                    gains for
                                                    available-
                                                     for-sale                                          Total
                                                    securities,     Accumulated       Treasury     stockholders'
                                                   net of taxes       deficit          stock          equity
                                                   ------------     -----------       --------     -------------
                                                                         amounts in millions
 Balance at January 1, 1996                             338             (454)             (314)        4,550

    Net loss                                             --             (302)               --          (302)
    Issuance of common stock for
       acquisition                                       --               --                --           269
    Issuance of common stock upon
       conversion of notes                               --               --                --             1
    Issuance of common stock upon
       conversion of Series G Preferred Stock            --               --                --            15
    Accreted dividends on all classes of
       preferred stock                                   --               --                --           (18)
    Accreted dividends on all classes of
       preferred stock not subject to
       mandatory redemption requirements                 --               --                --             5
    Payment of preferred stock dividends                 --               --                --           (10)
    Foreign currency translation adjustment              --               --                --             2
    Change in unrealized holding gains for
       available-for-sale securities                      8               --                --             8
                                                       ----             ----              ----         -----

 Balance at June 30, 1996                               346             (756)             (314)        4,520
                                                       ====             ====              ====         =====



See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 -------------------
                                                                                   1996        1995
                                                                                 -------      ------
                                                                                 amounts in millions
                                                                                     (see note 4)
 Cash flows from operating activities:
    Net loss                                                                     $  (302)       (139)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
          Depreciation and amortization                                              756         642
          Compensation relating to appreciation rights                                --          18
          Adjustment to compensation relating to stock
             appreciation rights                                                      (5)         --
          Share of losses of affiliates                                              211          71
          Loss on early extinguishment of debt                                        66          --
          Minority interests in earnings (losses)                                      4         (21)
          Deferred income tax benefit                                               (146)        (66)
          Other noncash charges (credits)                                             (1)          1
          Changes in operating assets and liabilities,
             net of the effect of acquisitions:
                Change in receivables                                                (15)         --
                Change in inventories                                                 12          12
                Change in prepaids                                                   (15)        (37)
                Change in accrued interest                                            34          10
                Change in other accruals and payables                                (68)         45
                                                                                 -------      ------

                  Net cash provided by operating activities                          531         536
                                                                                 -------      ------

 Cash flows from investing activities:
    Cash paid for acquisitions                                                      (106)       (239)
    Capital expended for property and equipment                                     (955)       (780)
    Additional investments in and
       loans to affiliates and others                                               (576)       (837)
    Proceeds from disposition of assets                                              102          21
    Other investing activities                                                       (86)        (78)
                                                                                 -------      ------

                  Net cash used in investing activities                           (1,621)     (1,913)
                                                                                 -------      ------

 Cash flows from financing activities:
    Borrowings of debt                                                             4,674       4,636
    Repayments of debt                                                            (4,781)     (3,658)
    Prepayment penalties                                                             (60)         --
    Issuance of Trust Securities                                                     971          --
    Issuance of subsidiary preferred stock                                           223          --
    Contribution by minority shareholders of subsidiaries                            314          --
    Issuance of common stock                                                          --         431
    Preferred stock dividends                                                        (23)        (12)
    Dividends on subsidiary preferred stock and
       Trust Securities                                                              (12)         --
                                                                                 -------      ------

                  Net cash provided by financing activities                        1,306       1,397
                                                                                 -------      ------

                  Net increase in cash                                               216          20


                  Cash at beginning of period                                        118          74
                                                                                 -------      ------

                  Cash at end of period                                          $   334          94
                                                                                 =======      ======



          See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1996
                                  (unaudited)


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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    Pursuant to Statement No. 121, the Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(2) Liberty Group Stock

    On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

    Upon the Distribution and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including
    (i) TCI's Cable and Communications unit, (ii) TCI's International Cable and Programming Unit ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".

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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Earnings (Loss) Per Common and Common Equivalent Share

    TCI Class A and Class B Common Stock

    The loss attributable to common stockholders per common share for the three months and six months ended June 30, 1995 was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period (656.4 million and 645.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

    TCI Group Series A and Series B Common Stock

    The loss attributable to TCI Group stockholders per common share for the three months and six months ended June 30, 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (668.4 million and 663.2 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

    Liberty Media Group Series A and Series B Common Stock

    Earnings attributable to Liberty Media Group stockholders per common share for the three months and six months ended June 30, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (167.1 million and 165.8 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

    Cash paid for interest was $492 million and $473 million for the six months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes was $7 million and $47 million for the six months ended June 30, 1996 and 1995, respectively.

    Significant noncash investing and financing activities are as follows:

                                                                                    Six months ended
                                                                                        June 30,
                                                                                 ---------------------
                                                                                   1996          1995
                                                                                 -------        ------
                                                                                  amounts in millions
                  Cash paid for acquisitions:
                     Fair value of assets acquired                               $ 1,280         3,076
                     Liabilities assumed                                            (377)         (221)
                     Deferred tax liability recorded
                        in acquisitions                                             (244)       (1,067)
                     Minority interests in equity of
                        acquired entities                                            (92)           66
                     Common stock and preferred stock issued
                        in acquisitions                                             (461)       (1,615)
                                                                                 -------        ------

                        Cash paid for acquisitions                               $   106        $  239
                                                                                 =======        ======

                  Exchange of consolidated
                     subsidiaries for note
                     receivable and equity
                     investment                                                  $   285            --
                                                                                 =======        ======

                  Effect of foreign currency translation
                     adjustment on book value of foreign
                     equity investments                                          $     2            10
                                                                                 =======        ======

                  Change in unrealized gains, net of deferred
                     income taxes, on available-for-sale
                     securities                                                  $     8            89
                                                                                 =======        ======

                  Accrued preferred stock dividends                              $    13             7
                                                                                 =======        ======

                  Conversion of debt into additional minority
                     interest in consolidated subsidiary                         $    --            14
                                                                                 =======        ======

                  Common stock issued to subsidiaries in
                     Reorganization reflected as treasury stock                  $    --             1
                                                                                 =======        ======

                  Common stock issued in exchange for
                     cost investment                                             $    --            73
                                                                                 =======        ======

                  Retirement of Class A common stock
                     previously held by subsidiary                               $    --            10
                                                                                 =======        ======



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) Investments in Affiliates

    Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                   Six months ended
                    Combined Operations                                                 June 30,
                    -------------------                                          ----------------------
                                                                                   1996          1995
                                                                                 ---------      -------
                                                                                  amounts in millions
                       Revenue                                                      $2,615        2,446
                       Operating expenses                                           (2,282)      (1,985)
                       Depreciation and amortization                                  (328)        (316)
                                                                                 ---------      -------

                          Operating income                                               5          145

                       Interest expense                                               (234)        (207)
                       Other, net                                                     (121)        (113)
                                                                                 ---------      -------

                          Net loss                                               $    (350)        (175)
                                                                                 =========      =======




    The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at June 30, 1996 were a partnership ("Sprint Spectrum") formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $750 million) (see note 10), Teleport Communications Group, Inc. (carrying value of $237 million), TeleWest Communications plc ("TeleWest") (carrying value of $484 million), various other foreign equity investments (cumulative carrying value of $424 million) and Discovery Communications, Inc. (carrying value of $126 million).

    As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and TINTA formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed a partnership (the "Fox-Liberty Venture") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

    Internationally, News Corp. and a limited liability company (the "Liberty-TINTA LLC") formed by Liberty Sports, Inc., a wholly- owned subsidiary of Liberty Media Group, and TINTA formed a venture (the "International Venture") to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems ("MMDS") or cable television.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

    At June 30, 1996 and December 31, 1995, the Company's investment in TBS common stock had an aggregate market value of $821 million and $777 million, respectively (including unrealized holding gains of $497 million and $453 million, respectively).

    At June 30, 1996 and December 31, 1995, the Company's investment in TBS preferred stock, carried at cost, had an aggregate market value of $980 million and $927 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $802 million and $749 million, respectively, at such dates.

    On September 22, 1995, the boards of directors of Time Warner, Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of their agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock may be converted. Liberty Media Group will be entitled to receive approximately 50.1 million shares of Time Warner common stock in exchange for its TBS holdings.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    On July 16, 1996, Time Warner, TBS, TCI, Liberty Media Group and the Federal Trade Commission ("FTC") entered into an agreement in principle, pursuant to which, among other things, Liberty Media Group agreed to receive Time Warner securities with limited voting rights (the "TW Exchange Stock") in exchange for its TBS common and preferred stock. In addition, subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would hold the TW Exchange Stock and Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner would be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

    If the Spin-Off occurs, certain control stockholders of TCI, Bob Magness, John C. Malone and Kearns-Tribune Corporation, would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

    Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Agreement in Principle is subject to a final consent agreement being reached with the FTC. The TBS/Time Warner Merger is subject to approval by the Federal Communications Commission (the "FCC") and approval by the shareholders of TBS and Time Warner. Consummation of the TBS/Time Warner Merger is not conditioned upon consummation of the Spin-Off.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) Debt

    Debt is summarized as follows:

                                                                    June 30,            December 31,
                                                                      1996                  1995
                                                                    --------            ------------
                                                                         amounts in millions
           Notes payable (a)                                        $  9,018                 7,713
           Bank credit facilities (b)                                  3,258                 3,854
           Commercial paper                                              859                 1,469
           Convertible notes (c)                                          44                    45
           Other debt                                                    155                   130
                                                                    --------              --------

                                                                    $ 13,334                13,211
                                                                    ========              ========

         (a) During the six months ended June 30, 1996, the Company redeemed certain notes payable which had fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, the Company recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

         (c) These convertible notes, which are stated net of unamortized discount of $181 million at June 30, 1996 and $186 million at December 31, 1995, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the six months ended June 30, 1996, certain of these notes were converted into 1,019,600 shares of Series A TCI Group Stock and 254,900 shares of Series A Liberty Group Stock. At June 30, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,687,974 shares of Series A TCI Group Stock and 9,421,987 shares of Series A Liberty Group Stock.

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

    As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of the Company. Also, as security for borrowings under another of the Company's credit facilities, the Company pledged a portion of its TBS common stock (with a quoted market value of $804 million at June 30, 1996). Additionally, as security for one of the Company's notes payable (with a balance of $39 million at June 30, 1996), the Company has pledged the stock of one of its majority-owned subsidiaries.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    The fair value of the debt of the Company's subsidiaries is estimated based on the current market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $13,334 million, was $13,466 million at June 30, 1996.

    In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $8 million and $6 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $2 million, respectively.

    The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional       Expiration        Interest Rate     Notional
                   Date            To Be Paid      Amount           Date          To Be Received      Amount
              --------------      -------------    ------      --------------     --------------      ------
           July 1996                  8.2%        $   10     July 1996             8.2%              $   10
           August 1996                8.2%            10     August 1996           8.2%                  10
           November 1996              8.9%           150     September 1996        4.6%                 150
           October 1997            7.2%-9.3%          80     April 1997            7.0%                 200
           December 1997              8.7%           230     September 1998      4.8%-5.4%              450
                                                  ------     April 1999            7.4%                 100
                                                  $  480     September 1999      7.2%-7.4%              300
                                                  ======     February 2000       5.8%-6.6%              650
                                                             March 2000          5.8%-6.0%              675
                                                             September 2000         5.1%                 75
                                                                                                     ------
                                                                                                     $2,620
                                                                                                     ======


    The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

    The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at June 30, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $50 million at June 30, 1996 to terminate the agreements.

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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to TCIC, a subsidiary of the Company, and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of TCIC. The 8.72% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

         In May 1996, TCI Communications Financing II ("Trust II"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to TCIC, and issued $500 million of 10% Trust Preferred Securities (the "Trust II Preferred Securities" and together with the common securities, the "Trust II Securities") to the public. Trust II exists for the exclusive purposes of issuing Trust II Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 10% Subordinated Deferrable Interest Notes due May 31, 2045 (the "10% Subordinated Debt Securities") of TCIC. The 10% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 10% Subordinated Debt Securities, the Trust II Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust II's obligations under the Trust II Preferred Securities.

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc."

(9)      Stockholders' Equity

         Stock Options

         Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through June 30, 1996, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Other

         At June 30, 1996, there were 89,789,102 shares of Series A TCI Group Stock and 20,634,241 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. Additionally, subsidiaries of TCI own an aggregate of 277,719 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,287.51 shares of Series A TCI Group Stock.

         In connection with the Viacom Acquisition discussed in note 11, a subsidiary of the Company issued 6,257,961 shares of exchangeable preferred stock. Each such share of exchangeable preferred stock is exchangeable after the fifth anniversary of the date of issuance for
         4.81 shares of Series A TCI Group Stock.

(10)     Commitments and Contingencies

         Subsidiaries of the Company, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. The Company owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in an auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and the Company are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. The Company has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The Company has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (the "Option") (which shares would constitute voting control of Silver King) would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). The FCC approval required for the exercise of the Option by Silver Company has been received, and it is currently expected that Silver Company will exercise the Option in August 1996; however as a part of said approval, the FCC imposed a condition that any increase in TCI's equity interest in Silver King (which would result from the proposed transfer of HSN shares to Silver King) will require the prior approval of the FCC.

         Each such transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the Company's financial results. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at June 30, 1996, these agreements require minimum payments aggregating approximately $665 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $306 million at June 30, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004 in the aggregate amount of $235 million.

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

(11)     Subsequent Event

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, were designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an initial exchange rate of
         4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

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

    On August 10, 1995, TCI distributed to its security holders of record one hundred percent of the equity value of TCI attributable to Liberty Media Group. The Liberty Group Stock is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. The TCI Group Stock is intended to reflect the performance of TCI Group.

    Subsidiaries of the Company, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. The Company owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in an auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and the Company are also partners in PhillieCo which holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. The Company has an indirect 35.3% interest in PhillieCo.

    The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The Company has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    On July 31, 1996, TCIC consummated the Viacom Acquisition whereby TCIC acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets.

    The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the proceeds of the Loan Facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

    Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B common stock for $350 million. At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 10 to the accompanying consolidated financial statements.

    In February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

    During the six months ended June 30, 1996, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) (iii) 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $1.7 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity securities to retire commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

    The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $387 million at June 30, 1996. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. The Company does not believe that such terminations will adversely affect its future liquidity. At June 30, 1996, subsidiaries of the Company had approximately $1.4 billion of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

    One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($1,100 million and $975 million for the six months ended June 30, 1996 and 1995, respectively) to interest expense ($526 million and $483 million for the six months ended June 30, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 209% and 202% for the six months ended June 30, 1996 and 1995, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, approximately half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

    Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($531 million and $536 million for the six months ended June 30, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

    In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $8 million and $6 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $2 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements.
However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    In late April, 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Standard & Poor's Securities, Inc. ("Standard & Poor's") and Fitch Investors Service, L.P. reaffirmed their respective ratings for TCIC's senior debt at the last level of investment grade. In connection with its reaffirmation, Standard & Poor's changed its outlook on TCIC from stable to negative. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

    The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $306 million at June 30, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

    The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009. Based on subscriber levels at June 30, 1996, these agreements require minimum payments aggregating approximately $665 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

    The Company has made certain financial commitments related to the acquisition of sports program rights through 2004 in the aggregate amount of $235 million.

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

    Cable and Programming Services Revenue

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

    On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming service tier rates until 1999 (and basic service tier rates will remain regulated thereafter), the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

    Revenue from cable and programming services increased 25% and 28% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The three month increase is due to the net effect of certain acquisitions (12%), increases in rates charged to the Company's subscribers due to inflation, programming cost increases and channel additions (5%), growth in the Company's satellite subscribers (4%), growth in subscriber levels within the Company's cable television systems (3%) and increases in the Company's domestic and international programming and other revenue (3%) offset by a 2% decrease due to the deconsolidation of the Company's sports programming businesses (see discussion below). The six month increase is due to the effect of certain acquisitions (12%), growth in the Company's satellite subscribers (5%), increases in rates charged to the Company's subscribers as noted above (5%), growth in subscriber levels within the Company's cable television systems (3%) and increases in the Company's domestic and international programming and other revenue (3%).

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    Revenue of TCI's domestic programming services contributed $243 million and $236 million of revenue for the six months ended June 30, 1996 and 1995, respectively. This revenue was attributable to subscription and advertising revenue at TCI's sports programming businesses, revenue from Netlink USA, a marketer and distributor of programming to the United States home satellite dish subscriber market and subscription revenue generated by Southern and Encore Media Corporation.

    As of April 29, 1996, Liberty Media Group, News Corp. and TINTA formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed the Fox-Liberty Venture into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in the Fox-Liberty Venture and $350 million in cash. The fx Network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

    Internationally, News Corp. and the Liberty-TINTA LLC formed the International Venture to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

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

    Net Sales From Electronic Retailing Services

    HSN's net sales from electronic retailing services increased 10% and 13% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are due to 6% and 8% increases in the number of packages shipped and 6% and 9% increases in the average price per unit sold.

    HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    On November 27, 1995, the Company announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. The Company will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated. For additional discussion of the foregoing transaction, see note 10 to the accompanying consolidated financial statements.

    Operating Costs and Expenses

    Operating expenses increased 34% and 36% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (21% and 16%) and Primestar (3% and 4%) (see discussion below), such expenses increased 10% and 16%. Programming and salary expenses accounted for the majority of such increases. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. The Company experienced an increase in programming costs in the first half of 1996 without increasing its rates charged to its customers for Regulated Services until June 1996. In the Company's regulated cable systems, the Company implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. The Company anticipates that such increases will result in additional revenue of approximately $20 million per month.

    For the three months and six months ended June 30, 1996, cost of sales increased $9 million or 6% and $37 million or 13%, respectively, as compared to the same periods in 1995. Such increases relate primarily to an increase in sales volume. As a percentage of net sales, cost of sales were relatively comparable for the 1995 and the 1996 periods.

    Selling general and administrative expenses ("SG&A") increased 28% and 32% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (10% and 10%) and Primestar (9% and 10%) (see discussion below), SG&A increased 9% and 12%. Such increases are due primarily to salaries and related payroll expenses.

    During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. During the six months ended June 30, 1996 and 1995, the Company incurred $4 million and $2 million, respectively, of costs related to such material support centers. Additionally, during 1996, the Company incurred approximately $16 million in expenses, as compared to $4 million in 1995, related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    The Company has an interest in a partnership, PRIMESTAR Partners, L.P. ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the six months ended June 30, 1996, the Company's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding period in 1995 as the number of the Company's Primestar subscribers increased from approximately 220,000 subscribers at June 30, 1995 to approximately 660,000 subscribers at June 30, 1996. During the six months ended June 30, 1996, revenue increased from $61 million to $197 million and operating, selling, general and administrative expenses increased from $50 million to $187 million, as compared to the six months ended June 30, 1995. The Company incurs significant sales commissions and installation costs when customers initially subscribe. Therefore, as long as the Company continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

    In June 1996, the Company announced its intention to pursue a tax-free spin-off (the "Satellite Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include the Company's interest in Primestar and the Company's business of distributing Primestar programming. The Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with the Company's. Because the Satellite Spin-Off is subject to certain conditions, including receipt of a "no action" letter from the Securities and Exchange Commission, regulatory approval and an opinion of tax counsel that the Satellite Spin-Off will not be taxable to the TCI Group stockholders, there is no assurance that it will be completed.

    The increase in the Company's depreciation expense in 1996 is due to acquisitions, as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in the Company's cable systems. The systems will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. Such optical fiber technology will facilitate digital transmission of voice, video and data signals. The increase in amortization expense in 1996 is due to acquisitions.

    The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

    Other Income (Expense) and Net Loss

    At June 30, 1996, the Company had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at June 30, 1996 of $484 million and comprised $70 million and $26 million of the Company's share of its affiliates' losses during the six months ended June 30, 1996 and 1995, respectively. The increase in the Company's share of losses of TeleWest is due, in part, to an increase in TeleWest's interest expense and foreign currency translation losses related to the issuance of dollar denominated debentures by TeleWest. In addition, the Company has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $424 million at June 30, 1996 and accounted for $37 million and $22 million of the Company's share of its affiliates' losses in 1996 and 1995, respectively. Additionally, included in share of losses of affiliates for the six months ended June 30, 1996 is $79 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

    The Company's net loss (before preferred stock dividend requirements) of $302 million for the six months ended June 30, 1996 represents an increase of $163 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $139 million for the six months ended June 30, 1995. The Company's net loss (before preferred stock dividend requirements) of $184 million for the three months ended June 30, 1996 represents an increase of $89 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $95 million for the three months ended June 30, 1995. Such increases are primarily the result of an increase in share of losses of affiliates, including the aforementioned share of losses from TeleWest and Sprint Spectrum, loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness, the aforementioned increases in depreciation and amortization expense and an increase in interest expense due to higher debt balances and interest rates.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                            Combined Balance Sheets
                                  (unaudited)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                         ----------          ------------
Assets                                                                        amounts in thousands
- ------
Cash                                                                     $  324,437               41,225

Trade and other receivables, net                                             54,120              107,180

Inventories, net                                                             89,569              103,968

Prepaid expenses                                                              6,643               14,176

Prepaid program rights                                                       19,507               28,395

Committed film inventory                                                     26,153               29,931

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)                          214,497              299,331

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                                         989,462              945,282

Other investments, at cost, and related
   receivables (note 6)                                                      98,805              110,791

Property and equipment, at cost:
   Land                                                                      19,580               21,254
   Support equipment and buildings                                          119,306              180,051
   Computer and broadcast equipment                                          45,182               44,962
                                                                         ----------            ---------
                                                                            184,068              246,267
   Less accumulated depreciation                                             36,396               42,233
                                                                         ----------            ---------
                                                                            147,672              204,034
                                                                         ----------            ---------

Intangibles:
   Excess cost over acquired net assets                                     273,796              364,995
   Other intangibles                                                          3,968              283,242
   Cable distribution fees                                                  133,411              115,746
                                                                         ----------            ---------
                                                                            411,175              763,983
   Less accumulated amortization                                             58,409              142,741
                                                                         ----------            ---------
                                                                            352,766              621,242
                                                                         ----------            ---------

Other assets, at cost, net of amortization                                    6,937               12,081
                                                                         ----------            ---------

                                                                         $2,330,568            2,517,636
                                                                         ==========            =========



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                           June 30,            December 31,
                                                                             1996                  1995
                                                                          ----------           ------------
Liabilities and Combined Equity                                                amounts in thousands
- -------------------------------
Accounts payable                                                          $   69,945               95,313

Accrued liabilities                                                          109,294              168,107

Film licenses payable                                                         36,721               34,864

Deferred revenue                                                               8,530               50,803

Debt (note 7)                                                                122,359              250,990

Deferred tax liability                                                       225,567              201,909

Other liabilities                                                              6,932               14,261
                                                                          ----------            ---------

         Total liabilities                                                   579,348              816,247
                                                                          ----------            ---------

Minority interests in equity of consolidated
      subsidiaries                                                            93,520               87,960

Combined equity (note 8):
   Combined equity                                                         1,354,954            1,336,125
   Due to TCI Group                                                            5,429                7,496
   Unrealized gains on available-for-sale
      securities, net of taxes                                               297,317              269,808
                                                                          ----------            ---------
                                                                           1,657,700            1,613,429
                                                                          ----------            ---------

Commitments and contingencies (note 9)

                                                                          $2,330,568            2,517,636
                                                                          ==========            =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)




                       Combined Statements of Operations
                                  (unaudited)

                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                          ------------------------------      ------------------------------
                                                              1996              1995              1996              1995
                                                          ------------      ------------      ------------        ----------
                                                                                amounts in thousands
Revenue:
   Net sales from electronic retailing services           $    243,988           221,323           499,601           441,274
   Programming services:
      From TCI Group (note 8)                                   19,992            15,314            46,730            34,633
      From others                                               57,740           106,449           196,018           201,390
                                                          ------------      ------------      ------------        ----------
                                                               321,720           343,086           742,349           677,297
                                                          ------------      ------------      ------------        ----------

Cost of sales, operating costs and expenses:
   Cost of sales                                               151,679           142,835           316,491           279,096
   Operating                                                    58,942            93,865           176,639           199,448
   Selling, general and administrative                          67,824            96,680           160,596           192,815
   Charges by TCI Group (note 8)                                 5,550             6,643            11,321            12,548
   Compensation relating to stock
      appreciation rights (note 8)                               7,119             4,057             5,711             1,961
   Restructuring charges                                            --                --                --             2,041
   Depreciation                                                  3,962             5,701             9,057            11,915
   Amortization                                                  9,424            31,066            22,870            40,772
                                                          ------------      ------------      ------------        ----------
                                                               304,500           380,847           702,685           740,596
                                                          ------------      ------------      ------------        ----------

         Operating income (loss)                                17,220           (37,761)           39,664           (63,299)

Other income (expense):
   Interest expense
                                                                (6,022)           (3,173)          (12,501)           (5,896)

   Interest expense to TCI Group (note 8)                           --              (783)               --            (1,526)
   Dividend and interest income,
      primarily from affiliates                                  2,206             1,827             4,371             3,939
   Share of earnings of affiliates,
      net (note 4)                                               4,456             4,297            12,755             3,362
   Minority interests in losses (earnings) of
      consolidated subsidiaries                                 (2,873)            5,377            (6,357)           11,318
   Loss on disposition of assets                                (8,035)               --            (6,300)               --
   Litigation settlements                                           --                --                --            (2,620)
   Other, net                                                    1,610               934             3,782             4,307
                                                          ------------      ------------      ------------        ----------
                                                                (8,658)            8,479            (4,250)           12,884
                                                          ------------      ------------      ------------        ----------

         Earnings (loss) before income taxes                     8,562           (29,282)           35,414           (50,415)

Income tax benefit (expense)                                    (4,573)           17,160           (16,584)           28,143
                                                          ------------      ------------      ------------        ----------

         Net earnings (loss)                              $      3,989           (12,122)           18,830           (22,272)
                                                          ============      ============      ============        ==========

Earnings per common share (note 2)                        $        .02                                 .11
                                                          ============                        ============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                          Combined Statement of Equity

                         Six months ended June 30, 1996
                                  (unaudited)

                                                                                      Unrealized
                                                                                    holding gains
                                                                                  on available-for-         Total
                                                   Combined         Due to         sale securities,        combined
                                                    equity        TCI Group          net of taxes           equity
                                                  ----------      ---------       -----------------        ---------
                                                                        amounts in thousands
Balance at January 1, 1996                        $1,336,125         7,496              269,808            1,613,429

   Net earnings                                       18,830            --                   --               18,830
   Sale of programming to TCI Group                       --       (46,730)                  --              (46,730)
   Cost allocations from TCI Group                        --        11,321                   --               11,321
   Cable distribution fees                                --         2,620                   --                2,620
   Adjustment to allocation of
      compensation relating to stock
      appreciation rights                                 --        (1,221)                  --               (1,221)
   Intergroup tax allocation                              --         7,665                   --                7,665
   Net cash transfers from TCI Group                      (1)       24,278                   --               24,277
   Change in unrealized holding gains
      on available-for-sale securities                    --            --               27,509               27,509
                                                  ----------      --------              -------            ---------

Balance at June 30, 1996                           1,354,954         5,429              297,317            1,657,700
                                                  ==========      ========              =======            =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Cash Flows
                                 (unaudited)

                                                                                    Six months ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                   1996            1995
                                                                                 ---------      ----------
                                                                                   amounts in thousands
                                                                                       (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                           $  18,830         (22,272)
   Adjustments to reconcile net earnings (loss) to net
      cash provided (used) by operating activities:
         Depreciation and amortization                                              31,927          52,687
         Compensation relating to stock appreciation rights                          5,711           1,961
         Share of earnings of affiliates                                           (12,755)         (3,362)
         Deferred income tax expense (benefit)                                       5,660         (10,697)
         Intergroup tax allocation                                                   7,665         (17,446)
         Minority interests in earnings (losses)                                     6,357         (11,318)
         Loss on disposition of assets                                               6,300              --
         Litigation settlements                                                         --           2,620
         Payments of litigation settlements                                         (3,125)        (22,600)
         Noncash restructuring charges                                                  --           2,041
         Payments for restructuring charges                                           (414)           (509)
         Noncash interest expense                                                    3,378              --
         Changes in operating assets and liabilities, net of
            acquisitions:
               Change in receivables                                               (29,672)        (15,897)
               Change in inventories                                                15,606           8,807
               Change in prepaid expenses                                            4,105          (9,196)
               Change in payables, accruals and
                  deferred revenue                                                  (6,687)          4,995
                                                                                 ---------      ----------

                 Net cash provided (used) by operating
                    activities                                                      52,886         (40,186)
                                                                                 ---------      ----------

Cash flows from investing activities:
   Cash proceeds from dispositions                                                  47,045              --
   Cash paid for acquisitions                                                      (55,000)        (33,739)
   Capital expended for property and equipment                                      (6,244)        (19,485)
   Additional investments in and loans to
      affiliates and others                                                         (5,281)        (23,255)
   Return of capital from affiliates                                                 1,500           9,220
   Collections on loans to affiliates and others                                       866           1,449
   Cash paid for cable distribution fees                                           (17,665)        (32,328)
   Other investing activities                                                       (8,983)         (1,911)
                                                                                 ---------      ----------

                     Net cash used in investing activities                         (43,762)       (100,049)
                                                                                 ---------      ----------

Cash flows from financing activities:
   Borrowings of debt                                                              201,889          68,300
   Repayments of debt                                                             (233,615)        (12,138)
   Change in cash transfers from (to) TCI                                           (8,512)         36,813
   Contributions by minority shareholders of subsidiaries                          314,391              --
   Distributions to minority shareholders of subsidiaries                              (65)           (276)
                                                                                 ---------      ----------

                     Net cash provided by financing
                    activities                                                     274,088          92,699
                                                                                 ---------      ----------

                        Net increase (decrease) in cash                            283,212         (47,536)

                        Cash at beginning of period                                 41,225          62,963
                                                                                 ---------      ----------

                        Cash at end of period                                    $ 324,437          15,427
                                                                                 =========      ==========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 June 30, 1996
                                  (unaudited)


(1)      Basis of Presentation

         On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). However, Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

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

         Pursuant to Statement No. 121, Liberty Media Group periodically reviews the carrying amount of its long-lived assets and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. Liberty Media Group considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). Liberty Media Group deems Assets to be impaired if Liberty Media Group is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. Liberty Media Group generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(2)      Earnings Per Common Share

         Earnings attributable to Liberty Media Group stockholders per common share for the three months and six months ended June 30, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (167.1 million and 165.8 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $11,882,000 and $3,987,000 for the six months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes during the six months ended June 30, 1996 and 1995 was $569,000 and $385,000, respectively. In addition, Liberty Media Group received an income tax refund of $10,725,000 during the six months ended June 30, 1995.

         Significant noncash investing and financing activities are as follows:

                                                                         Six months ended
                                                                              June 30,
                                                                   -----------------------------
                                                                      1996                1995
                                                                   ---------             -------
                                                                        amounts in thousands
Cash paid for acquisitions:
   Fair value of assets acquired                                   $  55,000              33,554
   Net liabilities assumed                                                --                (926)
   Contribution to combined equity from
      TCI for acquisition                                                 --             (19,115)
   Deferred tax liability recorded in acquisition                         --                 (11)
   Minority interests in equity of
      acquired entities                                                   --              20,237
                                                                   ---------             -------
                                                                   $  55,000              33,739
                                                                   =========             =======

Exchange of consolidated
   subsidiaries for note
   receivable and equity
   investment                                                      $ 239,034                  --
                                                                   =========             =======

Change in unrealized gains, net of deferred
   income taxes, on available-for-sale securities                  $  27,509              79,456
                                                                   =========             =======

Conversion of debt into additional minority
   interest in consolidated subsidiary                             $      --              14,215
                                                                   =========             =======


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                        Six months ended
                                                                            June 30,
                                                                -------------------------------
                                                                     1996               1995
                                                                -------------       -----------
                                                                      amounts in thousands
Combined Operations
- -------------------

   Revenue                                                         $1,552,026         1,178,905
   Operating expenses                                              (1,365,664)       (1,024,589)
   Depreciation and amortization                                      (69,308)          (54,047)
                                                                -------------       -----------

      Operating income                                                117,054           100,269

   Interest expense                                                   (48,242)          (44,628)
   Other, net                                                         (74,699)          (73,944)
                                                                -------------       -----------

      Net loss                                                  $      (5,887)          (18,303)
                                                                =============       ===========



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                               June 30,           December 31,
                                                                                 1996                 1995
                                                                               --------           ------------
                                                                                 amounts in thousands
                Discovery Communications, Inc.
                   ("Discovery")                                               $126,237             117,373
                QVC, Inc. ("QVC")                                                90,097              81,160
                Sunshine Network ("Sunshine")                                        --               8,221
                SportsChannel Chicago ("Chicago")                                    --              29,722
                Home Team Sports Limited Partnership
                   ("HTS")                                                           --               3,514
                International Cable Channels
                   Partnership, Ltd. ("ICCP")                                    10,418              11,563
                Premier Sports ("Australia")                                         --               4,212
                Bet Holdings, Inc. ("BET")                                       17,652              15,353
                Courtroom Television Network ("Court")                            3,710               7,711
                Superstar/Netlink Group LLC
                   ("Superstar/Netlink")                                        (44,280)                 --
                Liberty/TINTA LLC ("Liberty/TINTA")                               5,641                  --
                DMX Inc. ("DMX")                                                  3,904                  --
                Liberty/Fox U.S. Sports LLC ("LFS")                             (14,484)                 --
                Other                                                            15,602              20,502
                                                                               --------             -------
                                                                               $214,497             299,331
                                                                               ========             =======


         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                                          Six months ended
                                                                                               June 30,
                                                                                       ------------------------
                                                                                        1996             1995
                                                                                       -------         --------
                                                                                        amounts in thousands
                        Discovery                                                      $ 8,864            9,695
                        QVC                                                              8,962           (2,691)
                        Sunshine                                                           634              565
                        Chicago                                                          3,065            3,552
                        HTS                                                                397              164
                        ICCP                                                            (1,141)            (213)
                        Australia                                                       (3,199)          (6,592)
                        BET                                                              2,299            1,827
                        Court                                                             (993)              --
                        Superstar/Netlink                                                3,034               --
                        Liberty/TINTA                                                   (1,821)              --
                        DMX                                                            (12,045)              --
                        LFS                                                              5,682               --
                        Other                                                             (983)          (2,945)
                                                                                       -------         --------

                                                                                       $12,755            3,362
                                                                                       =======         ========

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On April 1, 1996, United Video Satellite Group, Inc. ("UVSG") and Liberty Media Group formed Superstar/Netlink, a limited liability company of UVSG's Superstar Satellite Entertainment combined with Netlink USA's ("Netlink") retail business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail business no longer consolidates with the financial results of Liberty Media Group. Superstar/Netlink is recorded under the equity method of accounting.

         Liberty Media Group has a 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $133 million of which was paid through June 30, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

         Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $1,666,000 for the six months ended June 30, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed LFS into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in LFS and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Internationally, News Corp. and Liberty/TINTA formed a venture (the "International Venture") to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multi-point distribution systems ("MMDS") or cable television.

         As part of the formation of the International Venture, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         Certain of Liberty Media Group's affiliates are general partnerships and any subsidiary of Liberty Media Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non- recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

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

         At June 30, 1996 and December 31, 1995, Liberty Media Group's investment in TBS common stock had an aggregate market value of $811 million and $767 million, respectively (including unrealized holding gains of $491 million and $447 million, respectively).

         At June 30, 1996 and December 31, 1995, Liberty Media Group's investment in TBS preferred stock, carried at cost, had an aggregate market value of $980 million and $927 million, respectively, based upon the market value of the common stock into which it is convertible. Such market value exceeded cost by $802 million and $749 million, respectively, at such dates.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TBS common stock (with a quoted market value of approximately $804 million at June 30, 1996). See note 7.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On September 22, 1995, the boards of directors of Time Warner, Inc. ("Time Warner") and TBS approved plans to merge their respective companies (the "TBS/Time Warner Merger"). Under the terms of their agreement, TBS shareholders will receive 0.75 of a Time Warner common share for each TBS Class A and Class B common share. Each holder of TBS Class C preferred stock will receive 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock may be converted. Liberty Media Group will be entitled to receive approximately 50.1 million shares of Time Warner common stock in exchange for its TBS holdings.

         On July 16, 1996, Time Warner, TBS, TCI, Liberty Media Corporation ("Liberty") and the Federal Trade Commission ("FTC") entered into an agreement in principle, pursuant to which, among other things, Liberty agreed to receive Time Warner securities with limited voting rights (the "TW Exchange Stock") in exchange for its TBS common and preferred stock. In addition, subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would hold the TW Exchange Stock and Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner would be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI, Bob Magness, John C. Malone and Kearns-Tribune Corporation, would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Agreement in Principle is subject to a final consent agreement being reached with the FTC. The TBS/Time Warner Merger is subject to approval by the Federal Communications Commission (the "FCC") and approval by the shareholders of TBS and Time Warner. Consummation of the TBS/Time Warner Merger is not conditioned upon consummation of the Spin-Off.

(6)      Other Investments

         Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                                              June 30,             December 31,
                                                                                1996                  1995
                                                                              ---------            ------------
                                                                                    amounts in thousands
            Marketable equity securities                                      $   3,579               16,681

            Convertible debt and accrued interest                                23,342               23,000

            Other investments and related receivables                            71,884               71,110
                                                                              ---------              -------

                                                                              $  98,805              110,791
                                                                              =========              =======

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $190 million and $192 million at June 30, 1996 and December 31, 1995, respectively. No independent external appraisals were conducted for those assets.

(7)      Debt

         Debt is summarized as follows:

                                                                             June 30,           December 31,
                                                                               1996                 1995
                                                                             --------           ------------
                                                                                  amounts in thousands
          Notes payable to bank (a)                                          $ 20,000              135,000
          Convertible subordinated debentures, net
             of unamortized discount of $2,731,000 (b)                         97,269                   --
          Note payable to partnership (c)                                       3,599                5,654
          Bank credit facility (d)                                                 --               30,000
          Note payable to bank (e)                                                 --               20,000
          Note payable to bank (e)                                                 --               51,600
          Other debt, with varying rates and
             maturities                                                         1,491                8,736
                                                                             --------              -------

                                                                             $122,359              250,990
                                                                             ========              =======


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (a)     Payable by Home Shopping Network, Inc. ("HSN")

                 This revolving credit facility, as amended on February 13, 1996 (the "Credit Facility"), provides for borrowings up to $120 million. During August 1996, HSN entered into a new three-year $150 million Revolving Credit Facility (the "New Facility") due August 2, 1999, which replaces the Credit Facility. The New Facility is secured by the capital stock of Home Shopping Club, Inc. and HSN Realty, Inc. (as was the Credit Facility), wholly-owned subsidiaries of HSN. Under the New Facility the interest rate on borrowings is tied to the London Interbank Offered Rate ("LIBOR"), plus an applicable margin.

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

         (c)     Payable by Encore ICCP, Inc.

                 Encore ICCP, Inc. acquired a 50% general partnership interest in ICCP in exchange for a note payable to the partnership with an initial principal amount of $15 million. The note payable accrues interest at 10% per annum and is guaranteed by Encore.

         (d)     Payable by Communications Capital Corp. ("CCC")

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

         (e) Note payable was included in net assets contributed to LFS. See note 4.

         Certain of Liberty Media Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds of such subsidiaries to the parent company in the form of loans, advances or cash dividends.

         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at June 30, 1996.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(8)      Combined Equity

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due to TCI.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the six months ended June 30, 1996 and 1995, Liberty Media Group was allocated $1,193,000 and $1,533,000, respectively, in corporate general and administrative costs by TCI.

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

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the six months ended June 30, 1996 and 1995, aggregated $6,540,000 and $7,914,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges by TCI Group were $3,588,000 and $3,101,000 for the six months ended June 30, 1996 and 1995, respectively.

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

         Subsequent to the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions of Liberty Group Stock will be attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to Liberty Media Group will be reflected entirely in the combined financial statements of Liberty Media Group, and financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

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

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at June 30, 1996, these agreements require minimum payments aggregating approximately $181 million. The aggregate amount of the Film Licensing Obligations under these agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

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

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option (the "Option") owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (which shares would constitute voting control of Silver King) would be transferred to Silver Management Company ("Silver Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests. Silver Company would thereafter exercise the Option and hold the shares of the Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to Silver Company in return for additional non-voting equity interests in Silver Company. Following such contribution Silver Company would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing Silver Company's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). The FCC approval required for the exercise of the Option by Silver Company has been received, and it is currently expected that Silver Company will exercise the Option in August 1996; however as a part of said approval, the FCC imposed a condition that any increase in TCI's equity interest in Silver King (which would result from the proposed transfer of HSN shares to Silver King) will require the prior approval of the FCC.

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

(1)      Material changes in financial condition:

         On August 3, 1995, the TCI stockholders authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. However, the Liberty Group Stock constitutes common stock of TCI. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group.

         Following the Distribution, the TCI Group Stock is intended to reflect the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI. See note 8 to the accompanying combined financial statements.

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

         On September 22, 1995, the boards of directors of Time Warner and TBS approved plans to merge their respective companies. On July 16, 1996, Time Warner, TBS, TCI, Liberty and the FTC entered into an agreement in principle, pursuant to which, among other things, Liberty agreed to receive TW Exchange Stock in exchange for its TBS common and preferred stock. In addition, subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend to the Liberty Media Group stockholders the stock of Spinco. The level of Liberty Media Group's ownership interest in Time Warner would be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         Subject to certain conditions, Liberty Media Group has agreed to vote its TBS shares for the TBS/Time Warner Merger. The Agreement in Principle is subject to a final consent agreement being reached with the FTC. The TBS/Time Warner Merger is subject to approval by the FCC and approval by the shareholders of TBS and Time Warner. Consummation of the TBS/Time Warner Merger is not conditioned upon consummation of the Spin-Off. See note 5 to the accompanying combined financial statements.

         As of April 29, 1996, Liberty Media Group, News Corp. and TINTA formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed LFS into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in LFS and $350 million in cash. The fx Network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

         Internationally, News Corp. and Liberty/TINTA formed the International Venture to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed their 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         As part of the formation of the International Venture, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         Effective April 29, 1996, Liberty Media Group's domestic and international sports businesses no longer consolidate with the financial results of Liberty Media Group. Both newly formed sports programming ventures are recorded under the equity method of accounting.

         On November 27, 1995, Liberty Media Group announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King. Liberty Media Group will receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of Silver Company. No assurance can be given that the transaction will be consummated. See note 9 to the accompanying combined financial statements.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         On April 1, 1996, UVSG and Liberty Media Group formed Superstar/Netlink, a limited liability company of UVSG's Superstar Satellite Entertainment combined with Netlink's retail business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail business no longer consolidates with the financial results of Liberty Media Group. Superstar/Netlink is recorded under the equity method of accounting.

         The consummation of all of the above described transactions, including the ones already consummated, would materially affect the results of operations of Liberty Media Group due to a substantial part of Liberty Media Group's operations no longer being consolidated. At the same time, Liberty Media Group's share of earnings or losses of affiliates could be materially impacted by certain of these transactions.

         Liberty Media Group's sources of funds include its available cash balances, cash generated from operating activities, cash distributions from affiliates, dividend and interest payments, asset sales, availability under certain credit facilities, and loans and/or equity contributions from TCI Group. To the extent cash needs of Liberty Media Group exceed cash provided by Liberty Media Group, TCI Group may transfer funds to Liberty Media Group. Conversely, to the extent cash provided by Liberty Media Group exceeds cash needs of Liberty Media Group, Liberty Media Group may transfer funds to TCI Group.

         Many of Liberty Media Group's subsidiaries' loan agreements contain restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink's wholesale business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group. Upon consummation of the Spin-Off, cash provided by operating activities of Southern will no longer be available as a source of cash for Liberty Media Group. Additionally, while Liberty Media Group expects to receive distributions from Superstar/Netlink, they may be lower than the cash historically generated and received by Netlink's retail operations. In connection with the TBS/Time Warner Merger, Time Warner has agreed to issue common stock to Liberty Media Group in exchange for Liberty Media Group's holdings in TBS common and preferred stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group would receive dividends on the common stock received in connection with the TBS/Time Warner Merger. However, there can be no assurance that such dividends will continue to be paid. Upon consummation of the Spin-Off such cash dividends would not be available as a source of cash for Liberty Media Group. While the consummation of the Spin-Off could have a significant effect on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and available cash balances should provide adequate cash to meet its obligations.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million. No borrowings were outstanding at June 30, 1996. Liberty Media Group has pledged substantially all of its TBS Class B common stock as security for the indebtedness under this revolving line of credit. Consequently, upon consummation of the Spin-Off, this revolving line of credit will no longer be available to Liberty Media Group. Other credit facilities may be obtained by Liberty Media Group in the future should the need arise. However, there is no assurance that Liberty Media Group would be able to secure such credit facilities on terms acceptable to Liberty Media Group.

         HSN's sources of cash include borrowings by HSN under the Credit Facility and the Debentures. On March 1, 1996, HSN completed an offering of $100 million of the Debentures. Net proceeds of $97.2 million from the Debentures were used to repay borrowings under the Credit Facility. Borrowings of $20 million were outstanding on the Credit Facility at June 30, 1996. On August 2, 1996, HSN entered into the New Facility which provides borrowings up to $150 million. The New Facility replaces the Credit Facility and expires August 2, 1999. The HSN credit facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 1996, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $181 million. The amount of the total obligation is not currently estimable because such amount is dependent upon certain variable factors. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group.
Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         HSN has significant working capital needs for inventory and accounts receivable. However, HSN expects to meet its recurring working capital needs primarily through internally generated funds and its existing credit facilities.

         The FCC has initiated a number of rulemakings to implement various provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act") as outlined in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. Recent regulatory developments which may affect Liberty Media Group's programming interests include two additional proceedings.
Section 612 of the Communications Act of 1934, as amended, requires a cable operator, depending upon the number of activated channels in its cable system, to set aside up to 15 percent of activated channels for leased access. On March 21, 1996, the FCC adopted a Further Notice of Proposed Rulemaking in which it proposed an alternative maximum rate formula that it believes may better promote the goals of leased access. Depending upon any revised formula ultimately adopted by the FCC, the use of leased access may increase, thereby further restricting the channel capacity available for carriage of Liberty Media Group's programming services.

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

                                                                 Six months ended June 30,
                                                  -----------------------------------------------------
                                                              1996                         1995
                                                  -------------------------     -----------------------
                                                                 dollar amounts in thousands
Entertainment and Information
- -----------------------------
Programming Services
- --------------------

   Revenue                                          100%          $ 242,748       100%        $ 236,023
   Operating, selling, general &
      administrative                                 79%            191,350        97%          228,221
   Depreciation and amortization                      5%             13,265        14%           32,792
                                                  ------          ---------     ------        ---------

         Operating income (loss)                     16%          $  38,133      (11%)        $ (24,990)
                                                  ======          =========     =====         =========

Electronic Retailing Services
- -----------------------------

   Revenue                                          100%          $ 499,601       100%         $441,274
   Cost of sales                                     63%            316,491        63%          279,096
   Operating, selling, general and
      administrative                                 31%            154,040        40%          177,310
   Depreciation and amortization                      4%             18,610         4%           19,870
                                                  ------          ---------     ------        ---------

         Operating income (loss)                      2%          $  10,460        (7%)       $ (35,002)
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




                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

Entertainment and Information Programming Services

         As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations no longer consolidate with the financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses no longer consolidate with the financial results of Liberty Media Group. Consequently, revenue from Entertainment and Information Programming Services decreased 33% or $44 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Included in this $44 million decrease is an increase in revenue from Encore of approximately $12 million for the three months ended June 30, 1996. Encore's thematic multiplex services tripled the number of multiplex units during the second quarter of 1996 compared to the second quarter of 1995 accounting for $7 million of Encore's increase in revenue. Encore's subscribers increased 41% resulting in an increase in revenue of approximately $4 million. The remaining increase in revenue for Liberty Media Group is related to revenue increases from Southern, TV Network Corporation ("Intro") and the "Content Fee" from STARZ! (see note 4 to the accompanying combined financial statements).

         Revenue from Entertainment and Information Programming Services increased 3% or $7 million for the six months ended June 30, 1996, as compared to the corresponding period of 1995. Revenue from Encore increased by $24 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is almost exclusively due to increases in Encore's subscribers and increases in Encore's thematic multiplex units. Increases due to rates for the period were nominal. Because the operations of the regional sports programming businesses and the operations of Netlink's retail business were no longer included in Liberty Media Group's consolidated financial results during the second quarter of 1996, these businesses were responsible for a $27 million decrease in revenue from Entertainment and Information Programming Services for the six months ended June 30, 1996 compared to the corresponding period in 1995. Increased revenue for Southern and Intro and the Content Fee were responsible for the remaining increase in revenue from Entertainment and Information Programming Services for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

         Operating, selling, general and administrative expenses decreased 52% or $59 million and 16% or $37 million for the three months and six months ended June 30, 1996, respectively. Because the operations of the regional sports programming businesses and the operations of Netlink's retail business were no longer included in Liberty Media Group's consolidated financial results during the second quarter of 1996, these businesses were responsible for $65 million and $41 million of the decrease in operating, selling, general and administrative expenses for the three months and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995. Operating expenses for Encore increased $6 million and $7 million for the three months and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to increased programming costs. Operating expenses for Southern and Intro also decreased during 1996.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

Electronic Retailing Services

         This information reflects the results of HSN. HSN's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

         For the three months and six months ended June 30, 1996, revenue for HSN increased $23 million, or 10% and $58 million or 13%, respectively, as compared to the same periods in 1995. Net sales of HSC increased $24 million or 13% and $64 million or 17%, for the three months and six months ended June 30, 1996, respectively. HSC's sales reflect increases of 6% and 8% in the number of packages shipped while the average price per unit sold increased 6% and 9%. The remaining increases in revenue are due to increases in sales by other HSN wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela") which were offset by decreases by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND"). During April 1996, HSN sold a majority of its interest in HSND for $5.9 million to TINTA.

         For the quarter and six months ended June 30, 1996, HSN's gross profit increased $14 million, or 18%, and $21 million, or 13%, respectively, compared to the same periods in 1995. As a percentage of net sales, gross profit increased to 38% from 35% for the second quarter of 1996, and remained relatively constant at 37% for the six months ended June 30, 1996, compared to the same periods in 1995.

         Gross profit of HSC increased $16 million and $30 million for the quarter and six months ended June 30, 1996, respectively. These increases were partially offset by decreases related to HSND of $3 million and $10 million.
As a percentage of HSC's net sales, gross profit increased to 38% from 34% and to 36% from 34% for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

         The dollar increases in HSN's and HSC's gross profit relate to the higher sales volume. The comparative increase in HSN's gross profit percentage in the quarter ended June 30, 1996, relates to warehouse sales and other promotional events held during the second quarter of 1995 which reduced gross profit in that period. For the six months ended June 30, 1996, HSN's constant gross profit percentage, compared to 1995, primarily relates to the effect of HSND's gross profit in 1995.

         Operating, selling, general and administrative expenses decreased by $9 million, to 31% of sales in the 1996 second quarter, compared with 38% of sales in the 1995 second quarter. In late 1995 and the first quarter of 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in some reduction of operating expenses in the second quarter and first six months of 1996 compared with the same periods in 1995 and are expected to result in future reductions to operating expenses when compared to 1995. Much of the decrease in expenses was a result of selling, marketing, engineering and programming expenses related to HSND. In addition, HSN incurred $2 million in restructuring charges during the six months ended June 30, 1995.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         In November 1995, HSN appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. HSN believes that the improved sales in the quarter and six months ended June 30, 1996 compared to 1995 were primarily the result of immediate changes made by new management to HSN's merchandising and programming strategies. HSN's management expects to take additional steps designed to attract both first-time and active customers include improving product assortment, reducing the average price per unit, improving inventory management and better planning of programmed shows. HSN believes that its negative performance in the second quarter and first six months of 1995 was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. While management of HSN is optimistic that results will continue to improve and HSN will remain profitable, there can be no assurance that changes to HSN's merchandising and programming strategies will achieve HSN's management's intended results.

         HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

Corporate Expenses

         Corporate expenses are not reflected in the preceding table. For the three months and six months ended June 30, 1996, corporate expense, excluding the impact of the stock appreciation rights, remained relatively comparable to the same period of 1995. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Certain TCI Group corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the six months ended June 30, 1996 and 1995, Liberty Media Group was allocated $1,193,000 and $1,533,000, respectively, in corporate general and administrative costs by TCI Group.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

Other Income and Expense

         Liberty Media Group's share of earnings (losses) from affiliates was $4 million and $13 million for the three months and six months ended June 30, 1996, respectively, compared to $4 million and $3 million for the corresponding periods of 1995. The increase in earnings is largely due to the increase in earnings of QVC. Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased from a loss of $3 million during the six months ended June 30, 1995 to earnings of $9 million for the same period of 1996. This is primarily the result of compensation resulting from stock option redemptions in the second quarter of 1995. Other increases in share of earnings of affiliates are due to share of earnings of LFS and Superstar/Netlink in 1996 of $9 million with no corresponding amounts in 1995. These increases are offset by a decrease resulting from Liberty Media Group's share of losses of affiliates attributable to its interest in DMX.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                           Combined Balance Sheets
                                 (unaudited)


                                                                         June 30,             December 31,
                                                                           1996                   1995
                                                                         ---------            ------------
Assets                                                                          amounts in millions
- ------
Cash                                                                     $      10                   77

Trade and other receivables, net                                               357                  300

Prepaid expenses                                                                72                   51

Prepaid program rights                                                          22                   19

Committed film inventory                                                       112                   92

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 4)                                                      2,422                2,073

Property and equipment, at cost:
   Land                                                                         65                   67
   Distribution systems                                                     10,550                9,536
   Support equipment and buildings                                           1,350                1,213
                                                                         ---------               ------
                                                                            11,965               10,816
   Less accumulated depreciation                                             4,103                3,611
                                                                         ---------               ------
                                                                             7,862                7,205
                                                                         ---------               ------

Franchise costs                                                             14,973               14,322
   Less accumulated amortization                                             2,258                2,092
                                                                         ---------               ------
                                                                            12,715               12,230
                                                                         ---------               ------

Other assets, at cost, net of amortization                                   1,385                1,012
                                                                         ---------               ------

                                                                         $  24,957               23,059
                                                                         =========               ======



                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                  (unaudited)


                                                                         June 30,            December 31,
                                                                           1996                  1995
                                                                        ---------            ------------
Liabilities and Combined Equity                                               amounts in millions
- -------------------------------
Accounts payable                                                        $      77                  148

Accrued interest                                                              265                  228

Accrued programming expense                                                   352                  272

Other accrued expenses                                                      1,040                  911

Debt (note 5)                                                              13,211               12,960

Deferred income taxes                                                       4,482                4,382

Other liabilities                                                             186                  181
                                                                        ---------               ------

      Total liabilities                                                    19,613               19,082
                                                                        ---------               ------

Minority interests in equity
   of consolidated subsidiaries                                               807                  563

Redeemable preferred stock                                                    659                  478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Securities") holding solely subordinated debt
   securities of TCI Communications, Inc. ("TCIC")
   (note 6)                                                                 1,016                   --

Combined equity (note 7):
   Combined equity, including preferred
      stocks                                                                2,825                2,884
   Cumulative foreign currency
      translation adjustment                                                   (7)                  (9)
   Unrealized holding gains for available-for-sale
      securities, net of taxes                                                 49                   68
   Due from Liberty Media Group                                                (5)                  (7)
                                                                        ---------               ------

         Combined equity                                                    2,862                2,936
                                                                        ---------               ------

Commitments and contingencies (note 9)

                                                                        $  24,957               23,059
                                                                        =========               ======


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations
                                  (unaudited)

                                                              Three months ended                Six months ended
                                                                   June 30,                          June 30,
                                                            -----------------------         --------------------------
                                                              1996          1995 *            1996              1995 *
                                                            -------        --------         --------            ------
                                                                               amounts in millions,
                                                                            except per share amounts
Revenue                                                     $ 1,720           1,321            3,258             2,507

Operating costs and expenses:
   Operating                                                    631             420            1,156               781
   Programming charges from Liberty
      Media Group (note 8)                                       20              15               47                35
   Selling, general and administrative                          550             384            1,044               720
   Charges to Liberty Media Group (note 8)                       (6)             (7)             (11)              (13)
   Compensation relating to stock
      appreciation rights (note 7)                               --              16               --                15
   Adjustment to compensation relating to
      stock appreciation rights                                  (3)             --              (11)               --
   Depreciation                                                 256             227              502               422
   Amortization                                                 117              94              222               170
                                                            -------        --------         --------            ------
                                                              1,565           1,149            2,949             2,130
                                                            -------        --------         --------            ------

         Operating income                                       155             172              309               377

Other income (expense):
   Interest expense                                            (258)           (240)            (513)             (477)
   Interest and dividend income                                  12               9               20                14
   Interest income from Liberty Media
      Group (note 8)                                             --               1               --                 1
   Share of losses of affiliates, net (note 4)                  (98)            (47)            (221)              (74)
   Loss on early extinguishment of debt
      (note 5)                                                  (66)             --              (66)               --
   Minority interests in losses (earnings) of
      consolidated subsidiaries, net                             (6)              4               (1)                9
   Other, net                                                    (5)            (17)               7               (10)
                                                            -------        --------         --------            ------
                                                               (421)           (290)            (774)             (537)
                                                            -------        --------         --------            ------

         Loss before income taxes                              (266)           (118)            (465)             (160)

Income tax benefit                                               78              35              144                43
                                                            -------        --------         --------            ------

         Loss before loss of Liberty Media Group
            through the date of Distribution
            (note 1)                                           (188)            (83)            (321)             (117)

Loss of Liberty Media Group through
      the date of Distribution (note 1)                          --             (12)              --               (22)
                                                            -------        --------         --------            ------

         Net loss                                              (188)            (95)            (321)             (139)

Dividend requirements on
   preferred stocks                                              (9)             (9)             (18)              (17)
                                                            -------        --------         --------            ------

         Net loss attributable to
            common stockholders                             $  (197)           (104)            (339)             (156)
                                                            =======        ========         ========            ======

Loss attributable to common stockholders
   per common share (note 2)                                $  (.29)                            (.51)
                                                            =======                         ========

* Restated - see note 1.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                         Six months ended June 30, 1996
                                  (unaudited)



                                                                            Unrealized
                                                                             holding
                                               Combined       Cumulative     gains for           Due
                                                equity,         foreign     available-           from
                                               including       currency      for-sale          Liberty
                                               preferred      translation   securities,         Media        Combined
                                                stocks        adjustment   net of taxes         Group        equity
                                                -------        --------    ------------        -------       --------
                                                                       amounts in millions
Balance at January 1, 1996                      $ 2,884              (9)          68              (7)         2,936

   Net loss                                        (321)             --           --              --           (321)
   Purchase of programming from
      Liberty Media Group                            --              --           --              47             47
   Cost allocations to Liberty
      Media Group                                    --              --           --             (11)           (11)
   Cable distribution fees                           --              --           --              (2)            (2)
   Adjustment to allocation of
      compensation relating to stock
      appreciation rights                            --              --           --              (1)            (1)
   Intergroup tax allocation
      to Liberty Media Group                         --              --           --              (7)            (7)
   Net cash transfers to Liberty
      Media Group                                    --              --           --             (24)           (24)
   Change in unrealized gains
      for available-for-sale
      securities                                     --              --          (19)             --            (19)
   Foreign currency translation
      adjustment                                     --               2           --              --              2
   Accreted dividends on Tele-
      Communications, Inc. ("TCI")
      preferred stock subject to
      mandatory redemption
      requirements                                  (13)             --           --              --            (13)
   Payment of TCI preferred stock
      dividends                                     (10)             --           --              --            (10)
   Issuance of TCI common
      stock for acquisition                         269              --           --              --            269
   Issuance of TCI common stock
      upon conversion of notes                        1              --           --              --              1
   Issuance of TCI common stock
      upon conversion of Series G
      Preferred Stock                                15              --           --              --             15
                                                -------        --------      -------         -------          -----

Balance at June 30, 1996                        $ 2,825              (7)          49              (5)         2,862
                                                =======        ========      =======         =======          =====



See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                 (unaudited)

                                                                                      Six months ended
                                                                                           June 30,
                                                                                   ----------------------
                                                                                     1996         1995 *
                                                                                   --------      --------
                                                                                    amounts in millions
                                                                                        (see note 3)
Cash flows from operating activities:
   Net loss before loss of Liberty Media Group**                                   $   (321)         (117)
   Adjustments to reconcile net loss before
      loss of Liberty Media Group to
      net cash provided by operating activities:
         Depreciation and amortization                                                  724           592
         Compensation relating to stock appreciation rights                              --            15
         Adjustment to compensation relating to stock
            appreciation rights                                                         (11)           --
         Share of losses of affiliates                                                  221            74
         Loss on early extinguishment of debt                                            66            --
         Deferred income tax benefit                                                   (152)          (54)
         Other noncash credits                                                          (10)           (9)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                     15            32
               Change in prepaids                                                       (22)          (26)
               Change in accruals and payables                                          (69)           37
               Change in accrued interest                                                37            --
                                                                                   --------      --------

                 Net cash provided by operating activities                              478           544
                                                                                   --------      --------

Cash flows from investing activities:
   Cash paid for acquisitions                                                           (51)         (205)
   Capital expended for property and equipment                                         (949)         (764)
   Additional investments in and
      loans to affiliates and others                                                   (574)         (815)
   Proceeds from dispositions of assets                                                  55            21
   Change in due from Liberty Media Group                                                 9            --
   Change in interest in Liberty Media Group                                             --           (38)
   Other investing activities                                                           (59)          (18)
                                                                                   --------      --------

                 Net cash used in investing activities                               (1,569)       (1,819)
                                                                                   --------      --------

Cash flows from financing activities:
   Borrowings of debt                                                                 4,472         4,567
   Repayments of debt                                                                (4,547)       (3,644)
   Prepayment penalties                                                                 (60)           --
   Issuance of common stock                                                              --           431
   Issuance of Trust Securities                                                         971            --
   Issuance of subsidiary preferred stock                                               223            --
   Preferred stock dividends                                                            (23)          (12)
   Dividends on subsidiary preferred stock and
      Trust Securities                                                                  (12)           --
                                                                                   --------      --------

                 Net cash provided by financing activities                            1,024         1,342
                                                                                   --------      --------

                 Net increase (decrease) in cash                                        (67)           67

                 Cash at beginning of period                                             77            11
                                                                                   --------      --------

                 Cash at end of period                                             $     10            78
                                                                                   ========      ========

*   Restated - see note 1.

** Loss of Liberty Media Group does not use funds.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 June 30, 1996
                                  (unaudited)

(1)      Basis of Presentation

         On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

         Upon the Distribution and subsequent to the redesignation of TCI Class A and Class B common stock into Series A and Series B TCI Group Stock, the TCI Group Stock is intended to reflect the separate performance of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI.

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

         Through the third quarter of 1995, TCI Group included certain of its foreign subsidiaries (Cablevision S.A. ("Cablevision")) in its financial statements on a one-month time delay. TCI Group eliminated such time delay from its December 31, 1995 financial statements. In connection with the elimination of such reporting delay, TCI Group has restated its results of operations for the three months and six months ended June 30, 1995 to include Cablevision's results of operations for the period from April 25, 1995 (the date Cablevision was acquired) through June 30, 1995. Such restatement had no effect on TCI Group's net loss for the three months or six months ended June 30, 1995.

         Certain amounts have been reclassified for comparability with the 1996 presentation.

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

         Pursuant to Statement No. 121, TCI Group periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. TCI Group considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). TCI Group deems Assets to be impaired if TCI Group is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. TCI Group generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(2)      Loss Per Common Share

         The loss attributable to TCI Group Stock stockholders per common share for the three months and six months ended June 30, 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (668.4 million and 663.2 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $476 million and $471 million for the six months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes was $7 million and $47 million for the six months ended June 30, 1996 and 1995, respectively.

         Significant noncash investing and financing activities are as follows:

                                                                              Six months ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             1996           1995
                                                                          ----------       -------
                                                                             amounts in millions
          Cash received in acquisitions:
             Fair value of assets acquired                                $    1,225         3,062
             Liabilities assumed                                                (377)         (221)
             Deferred tax liability recorded
                in acquisitions                                                 (244)       (1,067)
             Minority interests in equity of
                acquired entities                                                (92)           46
             Common stock and preferred stock
                issued in acquisitions                                          (461)       (1,615)
                                                                          ----------       -------

                Cash received in acquisitions                             $       51           205
                                                                          ==========       =======

          Change in unrealized gains, net of deferred
             income taxes, on available-for-sale securities               $       19            89
                                                                          ==========       =======

          Effect of foreign currency translation
             adjustment on book value of foreign
             equity investments                                           $        2            10
                                                                          ==========       =======

          Accrued preferred stock dividends                               $       13             7
                                                                          ==========       =======

          TBS stock received in acquisition transferred
             to Liberty Media Group                                       $       --             7
                                                                          ==========       =======

          Retirement of Class A common stock
             previously held by subsidiary                                $       --            10
                                                                          ==========       =======

          Common stock issued in exchange for
             cost investment                                              $       --            73
                                                                          ==========       =======

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                   Six months ended
               Combined Operations                                                     June 30,
               -------------------                                             ----------------------
                                                                                 1996          1995
                                                                               -------       --------
                                                                                 amounts in millions
                  Revenue                                                      $ 1,186          1,283
                  Operating expenses                                            (1,090)        (1,012)
                  Depreciation and amortization                                   (259)          (262)
                                                                               -------       --------

                     Operating income (loss)                                      (163)             9

                  Interest expense                                                (186)          (163)
                  Other, net                                                       (50)           (39)
                                                                               -------       --------

                     Net loss                                                  $  (399)          (193)
                                                                               =======       ========

         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at June 30, 1996 were a partnership ("Sprint Spectrum") formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $750 million) (see note 9), Teleport Communications Group, Inc. (carrying value of $237 million), TeleWest Communications plc ("TeleWest") (carrying value of $484 million) and various other foreign equity investments (cumulative carrying value of $424 million).

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Debt

         Debt is summarized as follows:

                                                                         June 30,            December 31,
                                                                           1996                  1995
                                                                          -------            ------------
                                                                               amounts in millions
         Notes payable (a)                                                $ 8,921                7,713
         Bank credit facilities (b)                                         3,237                3,617
         Commercial paper                                                     859                1,469
         Convertible notes (c)                                                 44                   45
         Other debt                                                           150                  116
                                                                          -------               ------

                                                                          $13,211               12,960
                                                                          =======               ======


                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (a) During the six months ended June 30, 1996, TCI Group redeemed certain notes payable which had fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCI Group recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

         (c) These convertible notes, which are stated net of unamortized discount of $181 million and $186 million at June 30, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,687,974 shares of Series A TCI Group Stock and 9,421,987 shares of Series A Liberty Group Stock.

         The bank credit facilities and various other debt instruments attributable to TCI Group generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group as pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCI Group. As security for one of TCI Group's notes payable (with a balance of $39 million at June 30, 1996), TCI Group has pledged the stock of one of its majority-owned subsidiaries.

         The fair value of the debt attributable to TCI Group is estimated based on the current market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $13,211 million, was $13,340 million at June 30, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, the TCI Group's net payments pursuant to the Fixed Rate Agreements were $8 million and $6 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $2 million, respectively.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                    Fixed Rate Agreements                            Variable Rate Agreements
                    ---------------------                            ------------------------
            Expiration       Interest Rate    Notional       Expiration        Interest Rate      Notional
               Date           To Be Paid       Amount           Date          To Be Received       Amount
          --------------     -------------     ------      --------------     --------------      --------
       July 1996                 8.2%          $ 10      July 1996                 8.2%            $   10
       August 1996               8.2%            10      August 1996               8.2%                10
       November 1996             8.9%           150      September 1996            4.6%               150
       October 1997            7.2%-9.3%         80      April 1997                7.0%               200
       December 1997             8.7%           230      September 1998          4.8%-5.4%            450
                                               ----      April 1999                7.4%               100
                                               $480      September 1999          7.2%-7.4%            300
                                               ====      February 2000           5.8%-6.6%            650
                                                         March 2000              5.8%-6.0%            675
                                                         September 2000            5.1%                75
                                                                                                   ------
                                                                                                   $2,620
                                                                                                   ======


         TCI Group is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at June 30, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCI Group would be required to pay $50 million at June 30, 1996 to terminate the agreements.

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(6)      Company-Obligated Mandatorily Redeemable Preferred Securities of
            Subsidiary Trusts Holding Solely Subordinated Debt Securities of
            TCIC

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of TCI Group, issued $16 million in common securities to TCIC, a subsidiary of TCI Group, and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of TCIC. The 8.72% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of TCI Group. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

         In May 1996, TCI Communications Financing II ("Trust II"), an indirect wholly-owned subsidiary of TCI Group, issued $16 million in common securities to TCIC, and issued $500 million of 10% Trust Preferred Securities (the "Trust II Preferred Securities" and together with the common securities, the "Trust II Securities") to the public. Trust II exists for the exclusive purposes of issuing Trust II Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 10% Subordinated Deferrable Interest Notes due May 31, 2045 (the "10% Subordinated Debt Securities") of TCIC. The 10% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of TCI Group. Upon redemption of the 10% Subordinated Debt Securities, the Trust II Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust II's obligations under the Trust II Preferred Securities.

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc."

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Stock Options and Stock Appreciation Rights

         Estimates of compensation relating to options and/or stock appreciation rights granted to certain key employees of TCI Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

(8)      Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the six months ended June 30, 1996 and 1995, Liberty Media Group was allocated $1 million and $2 million, respectively, in corporate general and administrative costs by TCI Group.

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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $133 million of which was paid through June 30, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the six months ended June 30, 1996 and 1995 aggregated $25 million and $14 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

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

         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined.
         In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $2 million for the six months ended June 30, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the six months ended June 30, 1996 and 1995, aggregated $7 million and $8 million, respectively.
                                                                     (continued)

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

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $4 million and $3 million for the six months ended June 30, 1996 and 1995, respectively.

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

(9)      Commitments and Contingencies

         Subsidiaries of TCI Group, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. TCI Group owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in an auction conducted by the Federal Communications Commission (the "FCC") that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCI Group are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCI Group has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCI Group has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $306 million at June 30, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on subscriber levels at June 30, 1996, these agreements require minimum payments aggregating $484 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004 in the aggregate amount of $235 million.

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

(10)     Subsequent Event

         On July 31, 1996, pursuant to certain agreements entered into between TCI Group, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCI Group acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCI Group and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, were designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an initial exchange rate of
         4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

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

(1)      Material changes in financial condition:

         On August 3, 1995, the TCI stockholders authorized the Board to issue the Liberty Group Stock. While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group to its security holders of record on August 4, 1995. Additionally, stockholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A and Series B TCI Group Stock.

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

         Subsidiaries of TCI Group, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. TCI Group owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in an auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCI Group are also partners in PhillieCo which holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCI Group has an indirect 35.3% interest in PhillieCo.

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCI Group has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

         On July 31, 1996, TCI Group consummated the Viacom Acquisition whereby TCI Group acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B common stock for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 10 to the accompanying TCI Group combined financial statements.

         In February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         During the six months ended June 30, 1996, TCIC issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust), (iii) 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $1.7 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity dates ranging through
2026.   TCIC used the proceeds from the aforementioned debt and equity securities to retire commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         TCI Group has a credit facility which matures in September of 1996. The outstanding balance of such facility was $387 million at June 30, 1996. TCI Group currently anticipates that it will refinance such borrowings, but there can be no assurance that it can do so on terms acceptable to TCI Group.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         During the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. TCI Group does not believe that such terminations will adversely affect its future liquidity. At June 30, 1996, TCI Group had approximately $900 million of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 5 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($1,022 million and $984 million for the six months ended June 30, 1996 and 1995, respectively) to interest expense ($513 million and $477 million for the six months ended June 30, 1996 and 1995, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 199% and 206% for the six months ended June 30, 1996 and 1995, respectively. The decrease in TCI Group's interest coverage in 1996 is due to an increase in interest expense due to higher debt balances and interest rates. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, approximately half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($478 million and $544 million for the six months ended June 30, 1996 and 1995, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, TCI Group pays
(i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, TCI Group's net payments pursuant to the Fixed Rate Agreements were $8 million and $6 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $2 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(1)      Material changes in financial condition (continued):

         In late April, 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Standard & Poor's Securities, Inc. ("Standard & Poor's") and Fitch Investors Service, L.P. reaffirmed their respective ratings for TCIC's senior debt at the last level of investment grade. In connection with its reaffirmation, Standard & Poor's changed its outlook on TCIC from stable to negative. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $306 million at June 30, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on subscriber levels at June 30, 1996, these agreements require minimum payments aggregating approximately $484 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004 in the aggregate amount of $235 million.

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

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming service tier rates until 1999 (and basic service tier rates will remain regulated thereafter), TCI Group believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased 30% for each of the three month and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The three months increase is the result of the effect of certain acquisitions (16%), an increase in TCI Group's satellite subscribers (5%), increases in the rates charged for TCI Group's cable television service due to inflation, programming cost increases and channel additions (5%), growth in subscriber levels within TCI Group's cable television systems (3%), and increases in advertising sales, international programming and other revenue (1%). The six month increase is the result of the effect of certain acquisitions (14%), an increase in TCI Group's satellite subscribers (5%), increases in the rates charged for TCI Group's cable television service as noted above (5%), growth in subscriber levels within TCI Group's cable television systems (3%), and increases in advertising sales, international programming and other revenue (3%).

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         Operating expenses increased 50% and 48% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (27% and 24%) and Primestar (4% and 5%) (see discussion below), such expenses increased 19% and 19%. Programming and salary expenses accounted for the majority of such increases. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. TCI Group experienced an increase in programming costs in the second half of 1996 without increasing its rates charged to its customers for Regulated Services until June 1996. In TCI Group's regulated cable systems, TCI Group implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. TCI Group anticipates that such increases will result in additional revenue of approximately $20 million per month.

         Selling, general and administrative ("SG&A") expenses increased 43% and 45% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (11% and 11%) and Primestar (11% and 13%) (see discussion below), SG&A expenses increased 21% and 21%. Such increases are due primarily to salaries and related payroll expenses.

         During 1995, TCI Group changed its approach to how it ordered and stored excess cable distribution equipment. TCI Group created material support centers and consolidated all of its excess inventory. During the six months ended June 30, 1996 and 1995, TCI Group incurred $4 million and $2 million, respectively, of costs related to such material support centers. Additionally, during the six months ended June 30, 1996, TCI Group incurred approximately $16 million in expenses (as compared to $4 million in 1995) related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.

         TCI Group has an interest in a partnership, PRIMESTAR Partners, L.P. ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners During the six months ended June 30, 1996, TCI Group's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding period in 1995 as the number of TCI Group's Primestar subscribers increased from approximately 220,000 subscribers at June 30, 1995 to approximately 660,000 subscribers at June 30, 1996. During the six months ended June 30, 1996, revenue increased from $61 million to $197 million and operating, selling, general and administrative expenses increased from $50 million to $187 million, as compared to the six months ended June 30, 1995. TCI Group incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCI Group continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         In June 1996, TCI Group announced its intention to pursue a tax-free spin-off (the "Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Spin-Off, SatCo's assets and operations will include TCI Group's interest in Primestar and TCI Group's business of distributing Primestar programming. The Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Spin-Off, SatCo's operations will no longer be consolidated with TCI Group's. Because the Spin-Off is subject to certain conditions, including receipt of a "no action" letter from the Securities and Exchange Commission, regulatory approval and an opinion of tax counsel that the Spin-Off will not be taxable to the TCI Group stockholders, there is no assurance that it will be completed.

         The increase in TCI Group's depreciation expense in 1996 is due to acquisitions as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in TCI Group's cable systems. The systems will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. Such fiber optical technology will facilitate digital transmission of voice, video and data signals. The increase in TCI Group's amortization expense in 1996 is due to acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the six months ended June 30, 1996 and 1995, Liberty Media Group was allocated $1 million and $2 million, respectively, in corporate general and administrative costs by TCI Group.

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

(2)      Material changes in results of operations (continued):

         At June 30, 1996, TCI Group had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at June 30, 1996 of $484 million and comprised $70 million and $26 million of TCI Group's share of its affiliates' losses during the six months ended June 30, 1996 and 1995, respectively. The increase in TCI Group's share of losses of TeleWest is due, in part, to an increase in TeleWest's interest expense and foreign currency translation losses related to the issuance of dollar denominated debentures by TeleWest. In addition, TCI Group has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $424 million at June 30, 1996 and accounted for $37 million and $22 million of TCI Group's share of its affiliates' losses in 1996 and 1995, respectively.

         TCI Group's net loss (before preferred stock dividend requirements) of $321 million for the six months ended June 30, 1996 represents an increase of $182 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $139 million for the six months ended June 30, 1995. TCI Group's net loss (before preferred stock dividend requirements) of $188 million for the three months ended June 30, 1996 represents an increase of $93 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $95 million for the three months ended June 30, 1995. Such increases are primarily the result of an increase in share of losses of affiliates, including the aforementioned share of losses from TeleWest and Sprint Spectrum, loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness, the aforementioned increases in depreciation and amortization expense and an increase in interest expense due to higher debt balances and interest rates.

                          TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1996 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         Interactive Network, Inc. Shareholder Litigation

         In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. These Actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which again sought damages against the Interactive Defendants for violations of the disclosure requirements of the federal securities laws, which violations allegedly occurred during the period May 2, 1994 through March 31, 1995. On June 17, 1996, a Third Amended Consolidated Class Action Complaint was filed in the Consolidated Case against the Interactive Defendants and also added Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation and Gary Howard as defendant parties (collectively, the "TCI Defendants"). The Third Amended Consolidated Class Action Complaint which was served upon the TCI Defendants (except Gary Howard) on June 28, 1996, continues to seek damages against the Interactive Defendants for violation of disclosure requirements of the federal securities laws and also seeks similar unspecified damages against the TCI Defendants predicated upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Interactive Network, Inc. v. Tele-Communications, Inc., et al.

         On August 1, 1995, plaintiff filed suit in Superior Court, Alameda County, California against Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Company III, TCI Cablevision of California, Inc., and Gary Howard. Plaintiff claims, in part, that Tele-Communications, Inc., and the other defendants, intentionally undertook to control the financial efforts of the plaintiff and attempted to seize plaintiff's patented and proprietary technology for its own business purposes, and misrepresented to plaintiff that it would provide financing and cooperative marketing of the interactive technology and service. The plaintiff filed claims for breach of fiduciary duty; abuse of control; intentional interference with prospective economic advantage; intentional interference with contractual relations; breach of contract; breach of contract specifically against TCI Cablevision of California, Inc.; constructive fraud; fraud and deceit; negligent misrepresentation; misappropriation of corporate assets; unfair competition; and unjust enrichment. As a result of motions filed by the Defendants, the claims of misappropriation of corporate assets and unjust enrichment have been dismissed.

         Plaintiff seeks, in part, permanent injunctive relief, the return of all patents and rights to plaintiff, and unspecified special, compensatory, consequential, and punitive damages as well as fees and costs.

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

         This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleged, among other things, that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. merger agreement and with plaintiff's prospective business advantage. On January 20, 1995, the parties entered into a settlement agreement under which this action was to be dismissed with prejudice contemporaneously with the first closing of the sale of certain cable systems pursuant to the Tele-Vue Agreement. The Stipulation of Discontinuance with Prejudice was executed by the parties and held in escrow pending the first closing of the Viacom Acquisition described in note 11 to the accompanying consolidated financial statements. The closing occurred and the case was dismissed by Court Order on July 31, 1996. Such dismissal represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                           TELE-COMMUNICATIONS, INC.


Item 6.  Exhibit and Report on Form 8-K.

         (a)     Exhibit -

                 (27.1)   Tele-Communications, Inc. Financial Data Schedule

         (b) Report on Form 8-K filed during the quarter ended June 30, 1996 -

                         Date of                Item
                         Report               Reported     Financial Statements Filed
                         -------              --------     --------------------------
                     June 19, 1996             Item 5      VII Cable
                                                            Three months ended March 31,
                                                              1995 and 1996;
                                                            Years ended December 31, 1993,
                                                              1994 and 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TELE-COMMUNICATIONS, INC.




Date:     August 13, 1996            By:    /s/ Stephen M. Brett
                                            ----------------------------------
                                                Stephen M. Brett
                                                   Executive Vice President




Date:     August 13, 1996            By:    /s/ Bernard W. Schotters
                                            ----------------------------------
                                                Bernard W. Schotters
                                                 Senior Vice President of
                                                  TCI Communications, Inc.
                                                  (Principal Financial Officer)



Date:     August 13, 1996            By:    /s/ Gary K. Bracken
                                            ----------------------------------
                                                Gary K. Bracken
                                                 Senior Vice President of
                                                  TCI Communications, Inc.
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27.1)     Tele-Communications, Inc. Financial Data Schedule