Form 10-Q
period 1996-09-30
TELE COMMUNICATIONS INC /CO/
filed 1996-11-14
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                     OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-20421


                          TELE-COMMUNICATIONS, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


            State of Delaware                            84-1260157
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


            5619 DTC Parkway
           Englewood, Colorado                             80111
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


             Registrant's telephone number, including area code:
                               (303) 267-5500



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No_____


         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held in treasury) as of October 31, 1996, was:

 Tele-Communications, Inc. Series A TCI Group common stock - 579,395,742 shares, Tele-Communications, Inc. Series B TCI Group common stock - 84,663,501 shares,
     Tele-Communications, Inc. Series A Liberty Media Group common stock -
                            144,815,842 shares,
                                     and
     Tele-Communications, Inc. Series B Liberty Media Group common stock -
                              21,191,669 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                      September 30,          December 31,
                                                                           1996                 1995
                                                                      -------------          ------------
Assets                                                                        amounts in millions
------
Cash                                                                    $     465                  118

Trade and other receivables, net                                              430                  407

Inventories, net                                                               91                  104

Prepaid expenses                                                               95                   65

Prepaid program rights                                                         47                   47

Committed film inventory                                                      136                  122

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 5)                                         2,714                2,372

Investment in Turner Broadcasting System, Inc. ("TBS") (note 6)             1,022                  955

Property and equipment, at cost:
   Land                                                                        94                   88
   Distribution systems                                                    11,286                9,545
   Support equipment and buildings                                          1,753                1,429
                                                                        ---------               ------
                                                                           13,133               11,062
   Less accumulated depreciation                                            4,366                3,653
                                                                        ---------               ------
                                                                            8,767                7,409
                                                                        ---------               ------

Franchise costs                                                            17,486               14,322
   Less accumulated amortization                                            2,349                2,092
                                                                        ---------               ------
                                                                           15,137               12,230
                                                                        ---------               ------

Other assets, at cost, net of amortization                                  1,671                1,748
                                                                        ---------               ------
                                                                        $  30,575               25,577
                                                                        =========               ======


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 (unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                        -------------        ------------
 Liabilities and Stockholders' Equity                                          amounts in millions
 ------------------------------------
 Accounts payable                                                       $        200                243

 Accrued interest                                                                170                233

 Accrued programming expense                                                     394                318

 Other accrued expenses                                                        1,178              1,114

 Debt (note 8)                                                                15,118             13,211

 Deferred income taxes                                                         5,731              4,584

 Other liabilities                                                               183                195
                                                                        ------------            -------
      Total liabilities                                                       22,974             19,898
                                                                        ------------            -------

 Minority interests in equity of consolidated subsidiaries                     1,585                651

 Redeemable preferred stock                                                      654                478

 Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Securities") holding solely
   subordinated debt securities of TCI Communications, Inc.
   ("TCIC")(note 9)                                                            1,000                 --

 Stockholders' equity (notes 2 and 9):
   Series Preferred Stock, $.01 par value Class B 6% Cumulative
      Redeemable Exchangeable Junior Preferred Stock, $.01 par
      value                                                                       --                 --
   Tele-Communications, Inc. Series A TCI Group common stock, $1 par value. Authorized 1,750,000,000 shares; issued
      684,974,998 shares in 1996 and 672,211,009 shares in 1995                  685                672
   Tele-Communications, Inc. Series B TCI Group common stock, $1 par value. Authorized 150,000,000 shares; issued 84,663,501
      shares in 1996 and 84,691,554 shares in 1995                                85                 85
   Tele-Communications, Inc. Series A Liberty Media Group common stock, $1 par value.  Authorized 750,000,000 shares; issued
      146,078,965 shares in 1996 and 142,896,264 shares in 1995                  146                143
   Tele-Communications, Inc. Series B Liberty Media Group common stock, $1 par value.  Authorized 75,000,000 shares; issued
      21,192,269 shares in 1996 and 21,196,868 shares in 1995                     21                 21
   Additional paid-in capital                                                  4,308              4,068
   Cumulative foreign currency translation adjustment                            (12)                (9)
   Unrealized holding gains for available-for-sale securities, net
      of taxes                                                                   335                338
   Accumulated deficit                                                          (892)              (454)
                                                                        ------------            -------
                                                                               4,676              4,864
   Treasury stock, at cost (100,524,365 shares and 100,524,364
      shares of Series A TCI Group common stock in 1996 and 1995)               (314)              (314)
                                                                        ------------            -------
          Total stockholders' equity                                           4,362              4,550
                                                                        ------------            -------
 Commitments and contingencies (note 12)
                                                                        $     30,575             25,577
                                                                        ============            =======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                   Three months ended                Nine months ended
                                                                      September 30,                    September 30,
                                                                -----------------------          --------------------------
                                                                 1996             1995             1996               1995
                                                                -------          ------          -------             ------
                                                                                    amounts in millions,
                                                                                  except per share amounts
Revenue (note 7):
  Communications and programming services                       $ 1,901           1,521            5,355              4,229
  Net sales from electronic retailing services                      234             217              734                659
                                                                -------          ------          -------             ------
                                                                  2,135           1,738            6,089              4,888
                                                                -------          ------          -------             ------
Operating costs and expenses:
  Operating                                                         723             544            2,056              1,524
  Cost of sales from electronic retailing services                  137             140              453                420
  Selling, general and administrative                               669             521            1,874              1,434
  Compensation relating to stock appreciation rights                 --               8               --                 26
  Adjustment to compensation relating to stock
     appreciation rights                                            (11)             --              (16)                --
  Restructuring charges                                              --               6               --                  8
  Depreciation                                                      258             228              769                660
  Amortization                                                      136             115              381                325
                                                                -------          ------          -------             ------
                                                                  1,912           1,562            5,517              4,397
                                                                -------          ------          -------             ------
         Operating income                                           223             176              572                491

Other income (expense):
  Interest expense                                                 (277)           (262)            (803)              (746)
  Interest and dividend income                                       18              18               42                 36
  Share of losses of affiliates, net (note 5)                       (97)            (63)            (308)              (134)
  Loss on early extinguishment of debt (note 8)                      (7)             --              (73)                --
  Minority interests in losses (earnings) of consolidated
     subsidiaries, net                                              (28)             19              (32)                40
  Gain on sale of subsidiary stock (note 11)                         --             123               --                123
  Gain on sale of stock by equity investee (note 5)                  12              --               12                 --
  Other, net                                                        (13)            (17)              (8)               (27)
                                                                -------          ------          -------             ------
                                                                   (392)           (182)          (1,170)              (708)
                                                                -------          ------          -------             ------
     Loss before income taxes                                      (169)             (6)            (598)              (217)

Income tax benefit                                                   33              38              160                110
                                                                -------          ------          -------             ------
     Net earnings (loss) (note 7)                                  (136)             32             (438)              (107)

Dividend requirements on preferred stocks                            (9)             (9)             (27)               (26)
                                                                -------          ------          -------             ------
     Net earnings (loss) attributable to common
         stockholders                                           $  (145)             23             (465)              (133)
                                                                =======          ======          =======             ======
Net earnings (loss) attributable to common stockholders:
     TCI Class A and Class B common stock                       $    --              85               --                (71)
     TCI Group Series A and Series B common stock                  (162)            (57)            (501)               (57)
     Liberty Media Group Series A and Series B common
         stock                                                       17              (5)              36                 (5)
                                                                -------          ------          -------             ------
                                                                $  (145)             23             (465)              (133)
                                                                =======          ======          =======             ======
Net earnings (loss) attributable to common stockholders
     per common share (notes 3 and 7):
     TCI Class A and Class B common stock                       $    --             .12               --               (.11)
     TCI Group Series A and Series B common stock               $  (.24)           (.09)            (.75)              (.09)
     Liberty Media Group Series A and Series B common
         stock                                                  $   .10            (.03)             .22               (.03)


See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1996
                                  (unaudited)





                                                                                       Common Stock
                                                                      ----------------------------------------------
                                                         Class B           TCI Group            Liberty Media Group      Additional
                                                        Preferred     ------------------       ---------------------       paid-in
                                                          Stock       Series A  Series B       Series A     Series B       capital
                                                        ---------     --------  --------       --------     --------     ----------
                                                                                     amounts in millions
Balance at January 1, 1996                                   $ --       672           85          143              21       4,068

   Net loss                                                    --        --           --           --              --          --
   Issuance of common stock for acquisition                    --        11           --            3              --         255
   Issuance of common stock upon conversion of notes           --         1           --           --              --          --
   Issuance of common stock upon conversion of
     preferred stock                                           --         1           --           --              --          15
   Accreted dividends on all classes of preferred
     stock                                                     --        --           --           --              --         (27)
   Accreted dividends on all classes of preferred
     stock not subject to mandatory redemption
     requirements                                              --        --           --           --              --           7
   Payment of preferred stock dividends                        --        --           --           --              --         (10)
   Foreign currency translation adjustment                     --        --           --           --              --          --
   Change in unrealized holding gains for available-
     for-sale securities                                       --        --           --           --              --          --
                                                             ----      ----         ----         ----            ----      ------
Balance at September 30, 1996                                $ --       685           85          146              21       4,308
                                                             ====      ====         ====         ====            ====      ======

                                                                  Unrealized
                                                                    holding
                                                   Cumulative      gains for
                                                     foreign       available-
                                                    currency       for-sale                                         Total
                                                   translation    securities,       Accumulated      Treasury    stockholders'
                                                   adjustment     net of taxes        deficit         stock         equity
                                                   -----------    ------------      -----------      --------    -------------
                                                                                amounts in millions
Balance at January 1, 1996                              (9)           338               (454)           (314)        4,550

   Net loss                                             --             --               (438)             --          (438)
   Issuance of common stock for acquisition             --             --                 --              --           269
   Issuance of common stock upon conversion of notes    --             --                 --              --             1
   Issuance of common stock upon conversion of
     preferred stock                                    --             --                 --              --            16
   Accreted dividends on all classes of preferred
     stock                                              --             --                 --              --           (27)
   Accreted dividends on all classes of preferred
     stock not subject to mandatory redemption
     requirements                                       --             --                 --              --             7
   Payment of preferred stock dividends                 --             --                 --              --           (10)
   Foreign currency translation adjustment              (3)            --                 --              --            (3)
   Change in unrealized holding gains for available-
     for-sale securities                                --             (3)                --              --            (3)
                                                     -----           ----              -----            ----        ------
Balance at September 30, 1996                          (12)           335               (892)           (314)        4,362
                                                     =====           ====              =====            ====        ======


See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                     1996           1995
                                                                                    ------         ------
                                                                                     amounts in millions
                                                                                         (see note 4)
Cash flows from operating activities:
  Net loss                                                                          $  (438)         (107)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                  1,150           985
       Compensation relating to appreciation rights                                      --            26
       Adjustment to compensation relating to stock appreciation rights                 (16)           --
       Share of losses of affiliates                                                    308           134
       Loss on early extinguishment of debt                                              73            --
       Minority interests in earnings (losses)                                           32           (40)
       Gain on sale of subsidiary stock                                                  --          (123)
       Gain on sale of stock by equity investee                                         (12)           --
       Deferred income tax benefit                                                     (178)         (152)
       Other noncash charges                                                              3             2
       Changes in operating assets and liabilities, net of the effect of acquisitions:
            Change in receivables                                                       (20)           14
            Change in inventories                                                        11           (18)
            Change in prepaids                                                          (32)          (86)
            Change in accrued interest                                                  (64)          (18)
            Change in other accruals and payables                                        27            53
                                                                                    -------        ------
               Net cash provided by operating activities                                844           670
                                                                                    -------        ------
Cash flows from investing activities:
  Cash paid for acquisitions                                                            (62)         (251)
  Capital expended for property and equipment                                        (1,526)       (1,205)
  Additional investments in and loans to affiliates and others                         (677)         (958)
  Repayments of loans to affiliates                                                     329            20
  Proceeds from disposition of assets                                                   255            29
  Other investing activities                                                           (148)         (209)
                                                                                    -------        ------
              Net cash used in investing activities                                  (1,829)       (2,574)
                                                                                    -------        ------

Cash flows from financing activities:
  Borrowings of debt                                                                  7,449         7,088
  Repayments of debt                                                                 (7,476)       (5,970)
  Prepayment penalties                                                                  (60)           --
  Issuance of Trust Securities                                                          971            --
  Issuance of subsidiary preferred stock                                                223            --
  Contributions by minority shareholders of subsidiaries                                315            --
  Issuance of common stock                                                               --           431
  Proceeds from sale of subsidiary stock                                                 --           445
  Payment of preferred stock dividends                                                  (34)          (22)
  Payment of dividends on subsidiary preferred stock and Trust Securities               (56)           --
                                                                                    -------        ------
              Net cash provided by financing activities                               1,332         1,972
                                                                                    -------        ------
              Net increase in cash                                                      347            68

              Cash at beginning of period                                               118            74
                                                                                    -------        ------
              Cash at end of period                                                 $   465           142
                                                                                    =======        ======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         In June 1996, the Company announced its intention to pursue a tax-free spin-off (the "Satellite Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include the Company's interest in PRIMESTAR Partners, L.P. ("Primestar") and the Company's business of distributing Primestar programming. Although there is no assurance, the Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with the Company's.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)      Earnings (Loss) Per Common and Common Equivalent Share

         TCI Class A and Class B Common Stock

         Primary earnings per common and common equivalent share attributable to common stockholders for the period from July 1, 1995 through the Distribution was computed by dividing net earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (703.9 million).

         Fully diluted earnings per common and common equivalent share attributable to common stockholders for the period from July 1, 1995 through the Distribution was computed by dividing earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (704.0 million).

         The loss attributable to common stockholders per common share for the period from January 1, 1995 through the Distribution was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period (648.2 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti- dilutive.

         TCI Group Series A and Series B Common Stock

         The loss attributable to TCI Group stockholders per common share for the three months and nine months ended September 30, 1996 and for the period from the Distribution through September 30, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (669.1 million, 665.0 million and 656.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Liberty Media Group Series A and Series B Common Stock

         Earnings attributable to Liberty Media Group stockholders per common share for the three months and nine months ended September 30, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (167.3 million and 166.2 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

         The loss attributable to Liberty Media Group stockholders per common share for the period from the Distribution through September 30, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (164.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $867 million and $763 million for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes was $8 million and $62 million for the nine months ended September 30, 1996 and 1995, respectively.

         Significant noncash investing and financing activities are as follows:

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                       ------------------------
                                                                                       1996              1995
                                                                                       ----              ----
                                                                                        amounts in millions
                 Cash paid for acquisitions:
                   Fair value of assets acquired                                      $  4,661            3,394
                   Liabilities assumed, net of current assets                           (2,095)            (495)
                   Deferred tax liability recorded in acquisitions                      (1,310)          (1,095)
                   Minority interests in equity of acquired entities                      (733)              62
                   Common stock and preferred stock issued in acquisitions                (461)          (1,615)
                                                                                      --------          -------
                        Cash paid for acquisitions                                    $     62              251
                                                                                      ========          =======

                 Exchange of consolidated subsidiaries for note receivable and
                   equity investments                                                 $    560               --
                                                                                      ========          =======
                 Effect of foreign currency translation adjustment on book
                   value of foreign equity investments                                $      3                1
                                                                                      ========          =======
                 Change in unrealized gains, net of deferred income taxes, on
                   available-for-sale securities                                      $      3              294
                                                                                      ========          =======
                 Accrued preferred stock dividends                                    $     20                4
                                                                                      ========          =======
                 Exchange of common stock held by subsidiaries for Series F
                   Preferred Stock                                                    $     --              632
                                                                                      ========          =======
                 Distribution of Series A and Series B Liberty Group Stock to
                   TCI common stockholders                                            $     --              164
                                                                                      ========          =======
                 Redesignation of TCI common stock into Series A and Series B
                   TCI Group Stock                                                    $     --              656
                                                                                      ========          =======
                 Conversion of Series F Preferred Stock by subsidiary of TCI
                   into Series A TCI Group Stock                                      $     --              314
                                                                                      ========          =======
                 Conversion of debt into additional minority interest in
                   consolidated subsidiary                                            $     --               14
                                                                                      ========          =======
                 Common stock issued to subsidiaries in Reorganization
                   reflected as treasury stock                                        $     --                6
                                                                                      ========          =======
                 Common stock issued in exchange for cost investment                  $     --               73
                                                                                      ========          =======
                 Retirement of Class A common stock previously held by
                   subsidiary                                                         $     --               29
                                                                                      ========          =======
                 Issuance of subsidiary stock for equity investment                   $     --               11
                                                                                      ========          =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                      Nine months ended
                  Combined Operations                                                   September 30,
                  -------------------                                              -----------------------
                                                                                     1996           1995
                                                                                   -----------     -------
                                                                                     amounts in millions
                     Revenue                                                       $     3,989       3,123
                     Operating expenses                                                 (3,570)     (2,664)
                     Depreciation and amortization                                        (501)       (375)
                                                                                   -----------     -------
                       Operating income (loss)                                             (82)         84

                     Interest expense                                                     (359)       (230)
                     Other, net                                                           (202)        (94)
                                                                                   -----------     -------
                       Net loss                                                    $      (643)       (240)
                                                                                   ===========     =======

         The Company has various investments accounted for under the equity method. Some of the more significant investments held by the Company at September 30, 1996 were a partnership ("Sprint Spectrum") formed by the Company, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $783 million) (see note 12), Teleport Communications Group, Inc. ("TCG")(carrying value of $277 million), TeleWest Communications plc ("TeleWest") (carrying value of $459 million), various other foreign equity investments (cumulative carrying value of $407 million), Intermedia Capital Partners IV L.P. (carrying value of $287 million) and Discovery Communications, Inc. (carrying value of $119 million).

         TCG, a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, the Company's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, the Company recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Internationally, News Corp. and a limited liability company (the "Liberty-TINTA LLC") formed by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture (the "International Venture") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems ("MMDS") or cable television.

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

(6)      Investment in Turner Broadcasting System, Inc.

         At September 30, 1996, the Company owned shares of TBS common stock with an aggregate market value of $844 million (including unrealized holding gains of $520 million) and shares of a class of TBS preferred stock that were convertible into TBS common stock with an aggregate market value of $1,007 million (which exceeded cost by $829 million). The Company's total holdings represented an approximate 7.5% voting interest for those matters which preferred and common stock voted as a single class.

         On October 10, 1996, Time Warner, Inc. ("Time Warner") and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted. The Company received approximately 50.6 million shares of Time Warner common stock in exchange for its TBS holdings. As a result of this like-kind exchange, the Company will recognize a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On July 16, 1996, Time Warner, TBS, TCI, Liberty Media Group and the Federal Trade Commission ("FTC") entered into an agreement in principle, pursuant to which, among other things, Liberty Media Group agreed to receive Time Warner securities with limited voting rights (the "TW Exchange Stock") in exchange for its TBS common and preferred stock. In addition, subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would hold the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner would be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI, Bob Magness, John C. Malone and Kearns-Tribune Corporation, would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

(7)      Acquisition

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



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of the Company since the date of acquisition. On a pro forma basis, the Company's revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $276 million, $57 million and $.09, respectively, for the nine months ended September 30, 1996; and revenue, net loss, net loss per share of TCI Group Stock and net loss per share of TCI Class A Common Stock would have been increased by $327 million, $90 million, $.03 and $.11, respectively, for the nine months ended September 30, 1995 had Cable Sub been consolidated with the Company on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated Cable Sub since January 1, 1995.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)      Debt

         Debt is summarized as follows:

                                                                       September 30,         December 31,
                                                                            1996                 1995
                                                                          --------              -------
                                                                               amounts in millions
          Notes payable                                                   $  9,405                7,713
          Bank credit facilities                                             4,338                3,854
          Commercial paper                                                   1,179                1,469
          Convertible notes (a)                                                 43                   45
          Other debt                                                           153                  130
                                                                          --------              -------
                                                                          $ 15,118               13,211
                                                                          ========              =======

         (a) These convertible notes, which are stated net of unamortized discount of $181 million at September 30, 1996 and $186 million at December 31, 1995, mature on December 18, 2021.
                 The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the nine months ended September 30, 1996, certain of these notes were converted into 1,063,800 shares of Series A TCI Group Stock and 265,950 shares of Series A Liberty Group Stock. At September 30, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,643,774 shares of Series A TCI Group Stock and 9,410,937 shares of Series A Liberty Group Stock.

         During the nine months ended September 30, 1996, the Company redeemed certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, the Company recognized a loss on early extinguishment of debt of $62 million.
         Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         During the nine months ended September 30, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

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

         As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of the Company. Also, as security for borrowings under another of the Company's credit facilities, the Company has pledged a portion of the Time Warner common stock received in the TBS/Time Warner Merger. Additionally, as security for one of the Company's notes payable (with a balance of $26 million at September 30, 1996), the Company has pledged the stock of one of its majority-owned subsidiaries.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The fair value of the debt of the Company's subsidiaries is estimated based on the current market prices for the same or similar issues or on the current rates offered to the subsidiaries of the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $15,118 million, was $15,452 million at September 30, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $3 million and $1 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $11 million and less than $1 million, respectively.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
            Expiration      Interest Rate      Notional       Expiration         Interest Rate        Notional
               Date           To Be Paid        Amount           Date           To Be Received         Amount
          --------------    -------------      --------     --------------      --------------        ---------
          November 1996          8.9%           $  150      April 1997                7.0%            $     200
          October 1997        7.2%-9.3%             80      September 1998         4.8%-5.4%                450
          December 1997          8.7%              230      April 1999                7.4%                  100
                                                ------      September 1999         7.2%-7.4%                300
                                                $  460      February 2000          5.8%-6.6%                650
                                                ======      March 2000             5.8%-6.0%                675
                                                            September 2000            5.1%                   75
                                                                                                       --------
                                                                                                       $  2,450
                                                                                                       ========

         The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at September 30, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $33 million at September 30, 1996 to terminate the agreements.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)      Company-Obligated Mandatorily Redeemable Preferred Securities of
            Subsidiary Trusts Holding Solely Subordinated Debt Securities of
            TCIC

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to TCIC, a subsidiary of the Company, and issued $500 million of 8.72% Trust Originated Preferred Securities(SM) (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of TCIC. The 8.72% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

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

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying consolidated financial statements.

(10)     Stockholders' Equity

         Stock Options

         Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through September 30, 1996, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Other

         At September 30, 1996, there were 119,821,579 shares of Series A TCI Group Stock and 20,967,181 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,287.51 shares of Series A TCI Group Stock.

         Subsequent to September 30, 1996, a subsidiary of the Company issued 2,000 shares of exchangeable preferred stock, which shares are exchangeable into 957,341 shares of Series A TCI Group Stock.

(11)     Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "TINTA IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the TINTA IPO and the TYC Acquisition, the Company recognized a gain amounting to $123 million.

(12)     Commitments and Contingencies

         Subsidiaries of the Company, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. The Company owns an indirect 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in an auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and the Company are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. The Company has an indirect 35.3% interest in PhillieCo.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The Company has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

         On November 27, 1995, the Company announced that it had agreed to exchange its controlling interest in Home Shopping Network, Inc. ("HSN") for shares of Silver King Communications, Inc. ("Silver King"). The Company would receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (the "Option") (which shares would constitute voting control of Silver King) would be transferred to BDTV, Inc. ("BDTV") (formerly referred to as "Silver Management Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests and have the right to control such entity (subject to certain exceptions relating to fundamental corporate actions). BDTV would thereafter exercise the Option and hold the shares of Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to BDTV in return for additional non-voting equity interests in BDTV. Following such contribution, BDTV would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing BDTV's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). In June 1996, the FCC granted its approval to the change in control of Silver King resulting from such exercise of the Option. Thereafter, in August 1996, the Option was exercised and BDTV became the controlling stockholder of Silver King. The FCC approval, received in connection with the exercise of the Option, however, included a condition that any increase in TCI's equity interest in Silver King (which would result from the proposed transfer of HSN shares to Silver King), as well as any material amendment to the August 1995 agreement with Mr. Diller, would require the prior approval of the FCC.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In light of these restrictions, Liberty Media Group and Mr. Diller began to discuss a restructuring of the November transaction, as well as certain other alternative structures. On August 25, 1996, Silver King, HSN and Liberty Media Group entered into a merger agreement and related transaction agreements pursuant to which (i) Liberty Media Group agreed to exchange all of its shares of HSN common stock and approximately 739,000 shares of its HSN Class B Common Stock with the wholly owned subsidiary of Silver King which was to be merged into HSN ("SK Sub") for shares of stock of SK Sub, (ii) SK Sub would be merged into HSN (the "HSN Merger"), with HSN being the surviving corporation owned 80.1% by Silver King and 19.9% by Liberty Media Group, (iii) Liberty Media Group would receive in the HSN Merger, in exchange for its remaining 19.3 million shares of HSN Class B Common Stock, approximately 7.8 million shares of Silver King Class B Common Stock and the contingent right to receive from time to time approximately
         2.6 million additional shares of Silver King Class B Common Stock as permitted under applicable FCC regulations, and (iv) Liberty Media Group and Silver King would enter into an exchange agreement providing for the terms upon which Liberty Media Group's remaining shares of HSN, as the surviving corporation in the HSN Merger, would be exchanged from time to time for stock of Silver King as permitted under applicable FCC regulations. All of the shares of Silver King Class B Common Stock actually received by Liberty Media Group at the time of the HSN Merger would be immediately contributed to an entity ("BDTV II") in which Mr. Diller owns all of the voting equity interests and Liberty Media Group owns a non-voting equity interest (which non-voting interest constitutes substantially all the equity of BDTV II) and which (other than with respect to certain fundamental corporate actions) is controlled by Mr. Diller.

         The HSN Merger is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals, consummation of the merger of Savoy Pictures Entertainment, Inc. and a subsidiary of Silver King, and approval of such transactions by the stockholders of Silver King and HSN. Liberty Media Group has entered into agreements with both Silver King and HSN pursuant to which Liberty Media Group has agreed to vote or cause to be voted shares of Silver King and HSN owned by it in favor of the HSN Merger and the other related transactions to be voted upon by the stockholders of HSN and Silver King. In addition, such voting agreements prohibit Liberty Media Group from disposing of shares of HSN or Silver King except pursuant to the HSN Merger or following a termination of the HSN merger agreement. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the Company's financial results. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV, as well as a direct interest in HSN. No assurance can be given that the HSN Merger and related transactions will be consummated or if such transactions are consummated, when such additional shares may be received by Liberty media Group or that any or all such shares are ultimately issued to Liberty Media Group.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at September 30, 1996, these agreements require minimum payments aggregating approximately $624 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $307 million at September 30, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At September 30, 1996, such commitments aggregated $228 million.

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

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The Company has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B common stock for $350 million. At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 7 to the accompanying consolidated financial statements.

         In February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         Additionally, during the nine months ended September 30, 1996, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million,
(ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities(SM) for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) (iii) 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity issuances to retire commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         The Company has a credit facility which matures in September of 1997. The outstanding balance of such facility was $387 million at September 30, 1996. The Company currently anticipates that it will refinance such borrowings, but there can be no assurance that it can do so on terms acceptable to the Company.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in financial condition (continued):

         During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. The Company does not believe that such terminations will adversely affect its future liquidity. At September 30, 1996, subsidiaries of the Company had approximately $2.2 billion of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($1,706 million and $1,510 million for the nine months ended September 30, 1996 and 1995, respectively) to interest expense ($803 million and $746 million for the nine months ended September 30, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 212% and 202% for the nine months ended September 30, 1996 and 1995, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($844 million and $670 million for the nine months ended September 30, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in financial condition (continued):

         In late April, 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch Investors Service, L.P. reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard and Poor's Securities, Inc. ("Standard & Poor's) issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade). A downgrade by Standard & Poor's of TCIC's senior debt would lower such debt to the first level below investment grade. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $3 million and $1 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $11 million and less than $1 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements.
However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $307 million at September 30, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009. Based on subscriber levels at September 30, 1996, these agreements require minimum payments aggregating approximately $624 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At September 30, 1996, such commitments aggregated $228 million.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(1)      Material changes in financial condition (continued):

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

         Communications and Programming Services Revenue

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

         Revenue from communications and programming services increased 25% and 27% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. In the Company's regulated cable systems, the Company implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)      Material changes in results of operations (continued):

         The increase in revenue for the three months ended September 30, 1996 is due to the net effect of certain acquisitions (including the Viacom Acquisition) (14%), increases in rates charged to the Company's subscribers due to inflation, programming cost increases as previously discussed and channel additions (5%), growth in the Company's satellite subscribers (3%), growth in subscriber levels within the Company's cable television systems (3%) and increases in the Company's domestic and international programming and other revenue (4%) offset by a 4% decrease due to the deconsolidation of the Company's sports programming businesses (see discussion below). The increase in revenue for the nine months ended September 30, 1996 is due to the effect of certain acquisitions (including the Viacom Acquisition) (12%), growth in the Company's satellite subscribers (5%), increases in rates charged to the Company's subscribers as noted above (5%), growth in subscriber levels within the Company's cable television systems (2%) and increases in the Company's domestic and international programming and other revenue (4%) offset by a 1% decrease due to the deconsolidation of the Company's sports programming businesses (see discussion below).

         TCI's domestic programming services contributed $298 million and $371 million of revenue for the nine months ended September 30, 1996 and 1995, respectively. This revenue was attributable to subscription and advertising revenue at TCI's sports programming businesses through April 29, 1996 (see related discussion below), revenue from Netlink USA, a marketer and distributor of programming to the United States home satellite dish subscriber market and subscription revenue generated by Southern and Encore Media Corporation.

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

        Internationally, News Corp. and the Liberty-TINTA LLC formed the International Venture to operate currently existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Liberty-TINTA LLC owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Liberty-TINTA LLC contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. The Liberty-TINTA LLC also contributed their 50% interest in Premiere Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)      Material changes in results of operations (continued):

         Net Sales From Electronic Retailing Services

         HSN's net sales from electronic retailing services increased 8% and 11% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are due primarily to 22% and 13% increases in the number of packages shipped and a decrease of 14% and an increase of 1% in the average price per unit sold.

         HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

         In August 1996, the Company entered into a series of agreements which involved exchanging its controlling interest in HSN for shares of BDTV. If consummated, HSN would cease to be a subsidiary of the Company and therefore, the financial results of HSN would not be consolidated with the financial results of the Company. Although the Company would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV, as well as a direct interest in HSN which would be exchangeable into shares of Silver King. No assurance can be given that the transaction will be consummated. For additional discussion of the foregoing transaction, see note 12 to the accompanying consolidated financial statements.

         Operating Costs and Expenses

         Operating expenses increased 33% and 35% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (10% and 13%) and Primestar (2% and 3%) (see discussion below), such expenses increased 21% and 19%. Programming and salary expenses accounted for the majority of such increases. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

         For the three months and nine months ended September 30, 1996, cost of sales decreased $3 million or 2% and increased $33 million or 8%, respectively, as compared to the same periods in 1995. As a percentage of net sales, cost of sales decreased from 65% to 59% and from 64% to 62% for the three months and nine months ended September 30, 1996, as compared to the corresponding periods in 1995. Such decrease are due to promotional events in 1995 which had the effect of lowering revenue but not cost of sales and to a change in product sales mix in 1996.

         Selling general and administrative expenses ("SG&A") increased 27% and 30% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (6% and 7%) and Primestar (7% and 9%) (see discussion below), SG&A increased 14% and 14%. Such increases are due primarily to salaries, related payroll expenses and those expenses that vary with revenue and/or subscribers. Additionally, during the nine months ended September 30, 1996 and 1995, the Company incurred $34 million and $14 million, respectively, of costs related to newly created material support centers, initiatives to improve its customer service and the continued redesign of its computer and accounting systems.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)      Material changes in results of operations (continued):

         The Company has an interest in Primestar, which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the three months and nine months ended September 30, 1996, the Company's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding periods in 1995 as the number of the Company's Primestar subscribers increased from approximately 370,000 subscribers at September 30, 1995 to approximately 735,000 subscribers at September 30, 1996. During the three months ended September 30, 1996, revenue increased from $59 million to $110 million and operating, selling, general and administrative expenses increased from $54 million to $108 million, as compared to the three months ended September 30, 1995. During the nine months ended September 30, 1996, revenue increased from $120 million to $304 million and operating, selling, general and administrative expenses increased from $111 million to $295 million, as compared to the nine months ended September 30, 1995. The Company incurs significant sales commissions and installation costs when customers initially subscribe. Therefore, as long as the Company continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

         In June 1996, the Company announced its intention to pursue a tax-free spin-off of SatCo to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include the Company's interest in Primestar and the Company's business of distributing Primestar programming. Although there is no assurance, the Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with the Company's.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)      Material changes in results of operations (continued):

         Other Income (Expense) and Net Loss

         At September 30, 1996, the Company had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at September 30, 1996 of $459 million and comprised $99 million and $43 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1996 and 1995, respectively. The increase in the Company's share of losses of TeleWest is due, in part, to an increase in TeleWest's interest expense and foreign currency translation losses related to the issuance of dollar denominated debentures by TeleWest. In addition, the Company has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $407 million at September 30, 1996 and accounted for $55 million and $38 million of the Company's share of its affiliates' losses for the nine months ended September 30, 1996 and 1995, respectively. Additionally, included in share of losses of affiliates for the nine months ended September 30, 1996 is $112 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

         The Company is reflecting minority interests in earnings of consolidated subsidiaries of $28 million and $32 million for the three months and nine months ended September 30, 1996, respectively, as compared to minority interests in losses of consolidated subsidiaries for the corresponding periods in 1995. Such changes are due primarily to the accrual of dividends on the Trust Securities in 1996. See note 9 to the accompanying consolidated financial statements.

         As a result of the TCG IPO, the Company recognized a gain of $12 million during the third quarter of 1996. As a result of the TINTA IPO and the TYC Acquisition, the Company recognized a gain of $123 million during the third quarter of 1995. There is no assurance that the Company will realize similar gains in future periods. See notes 5 and 11 to the accompanying consolidated financial statements.

         As a result of the consummation of the TBS/Time Warner Merger, the Company will recognize a gain of approximately $1.5 billion in the fourth quarter of 1996. See note 6 to the accompanying consolidated financial statements.

         The Company's net loss (before preferred stock dividend requirements) of $136 million for the three months ended September 30, 1996 represents a change of $168 million, as compared to the Company's net earnings (before preferred stock dividend requirements) of $32 million for the three months ended September 30, 1995. The Company's net loss (before preferred stock dividend requirements) of $438 million for the nine months ended September 30, 1996 represents an increase of $331 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $107 million for the nine months ended September 30, 1995. Such changes are primarily the result of the gain recognized in 1995 related to the TINTA IPO, an increase in share of losses of affiliates, including the aforementioned share of losses from TeleWest and Sprint Spectrum, loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness and the change in minority interests in losses (earnings) of consolidated subsidiaries discussed above.

                            "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets
                                  (unaudited)

                                                            September 30,          December 31,
                                                                1996                   1995
                                                            -------------          ------------
Assets                                                            amounts in thousands
------
Cash                                                         $  351,645                41,225

Trade and other receivables, net                                 50,479               107,180

Inventories, net                                                 90,728               103,968

Prepaid expenses                                                  6,305                14,176

Prepaid program rights                                           26,590                28,395

Committed film inventory                                         18,394                29,931

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)              236,125               299,331

Investment in Turner Broadcasting System, Inc.
   ("TBS") (note 5)                                           1,011,763               945,282

Other investments, at cost, and related receivables
   (note 6)                                                      95,857               110,791

Property and equipment, at cost:
   Land                                                          19,542                21,254
   Support equipment and buildings                              120,385               180,051
   Computer and broadcast equipment                              44,898                44,962
                                                             ----------             ---------
                                                                184,825               246,267
   Less accumulated depreciation                                 38,664                42,233
                                                             ----------             ---------
                                                                146,161               204,034
                                                             ----------             ---------

Intangibles:
   Excess cost over acquired net assets                         273,796               364,995
   Other intangibles                                              6,263               283,242
   Cable distribution fees                                      138,729               115,746
                                                             ----------             ---------
                                                                418,788               763,983
   Less accumulated amortization                                 65,457               142,741
                                                             ----------             ---------
                                                                353,331               621,242
                                                             ----------             ---------

Other assets, at cost, net of amortization                        7,040                12,081
                                                             ----------             ---------


                                                             $2,394,418             2,517,636
                                                             ==========             =========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                        September 30,          December 31,
                                                                             1996                  1995
                                                                        -------------          ------------
Liabilities and Combined Equity                                                 amounts in thousands
-------------------------------
Accounts payable                                                          $   79,875               95,313

Accrued liabilities                                                          111,655              168,107

Film licenses payable                                                         33,827               34,864

Deferred revenue                                                               4,847               50,803

Debt (note 7)                                                                103,510              250,990

Deferred tax liability                                                       243,512              201,909

Other liabilities                                                             18,901               14,261
                                                                          ----------            ---------

       Total liabilities                                                     596,127              816,247
                                                                          ----------            ---------

Minority interests in equity of consolidated
  subsidiaries                                                                97,816               87,960

Combined equity (note 8):
   Combined equity                                                         1,372,620            1,336,125
   Due to TCI Group                                                           18,629                7,496
   Unrealized gains on available-for-sale securities,
      net of taxes                                                           309,226              269,808
                                                                          ----------            ---------
                                                                           1,700,475            1,613,429
                                                                          ----------            ---------
Commitments and contingencies (note 9)                                    $2,394,418            2,517,636
                                                                          ==========            =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations
                                  (unaudited)

                                                                   Three months ended             Nine months ended
                                                                      September 30,                 September 30,
                                                                  ---------------------        -----------------------
                                                                    1996         1995            1996           1995
                                                                  --------     --------        ---------     ---------
                                                                                  amounts in thousands
Revenue:
  Net sales from electronic retailing services                    $234,321      217,567          733,922       658,841

  Programming services:
     From TCI Group (note 8)                                        16,532       18,457           63,262        53,090
     From others                                                    38,956      116,569          234,974       317,959
                                                                  --------     --------        ---------     ---------
                                                                   289,809      352,593        1,032,158     1,029,890
                                                                  --------     --------        ---------     ---------
Cost of sales, operating costs and expenses:
  Cost of sales                                                    136,992      139,984          453,483       419,080
  Operating                                                         43,816       98,411          220,455       297,859
  Selling, general and administrative                               61,342       85,394          221,938       278,209
  Charges by TCI Group (note 8)                                      5,328        5,795           16,649        18,343
  Compensation relating to phantom rights and stock
     appreciation rights (note 8)                                    8,988        2,277           14,699         4,238
  Restructuring charges                                                 --        6,267               --         8,308
  Depreciation                                                       3,411        6,066           12,468        17,981
  Amortization                                                       7,278       17,625           30,148        58,397
                                                                  --------     --------         --------     - -------
                                                                   267,155      361,819          969,840     1,102,415
                                                                  --------     --------         --------     ---------
       Operating income (loss)                                      22,654       (9,226)          62,318       (72,525)

Other income (expense):
  Interest expense                                                  (2,326)      (4,149)         (14,827)      (10,045)
  Interest expense to TCI Group (note 8)                                --         (270)              --        (1,796)
  Dividend and interest income, primarily from
     affiliates                                                      7,743        3,854           12,114         7,793
  Share of earnings (losses) of affiliates, net
     (note 4)                                                        5,460      (16,074)          18,215       (12,712)
  Minority interests in losses (earnings) of
     consolidated subsidiaries                                      (3,944)       9,167          (10,301)       20,485
  Loss on disposition of assets                                       (886)          --           (7,186)           --
  Litigation settlements                                                --       (3,200)              --        (5,820)
  Other, net                                                         1,021        1,238            4,803         5,545
                                                                  --------     --------         --------     ---------
                                                                     7,068       (9,434)           2,818         3,450
                                                                  --------     --------         --------     ---------
       Earnings (loss) before income taxes                          29,722      (18,660)          65,136       (69,075)

Income tax benefit (expense)                                       (12,057)       6,779          (28,641)       34,922
                                                                  --------     --------         --------     ---------
       Net earnings (loss)                                        $ 17,665      (11,881)          36,495       (34,153)
                                                                  ========     ========         ========     =========
       Earnings (loss) per common share (note 2)                  $    .10         (.03)             .21          (.03)
                                                                  ========     ========         =========    =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                      Nine months ended September 30, 1996
                                  (unaudited)

                                                                                      Unrealized
                                                                                     holding gains
                                                                                   on available-for-         Total
                                                   Combined          Due to        sale securities,        combined
                                                    equity         TCI Group         net of taxes           equity
                                                    ------         ---------         ------------          ---------
                                                                          amounts in thousands
Balance at January 1, 1996                       $1,336,125          7,496              269,808            1,613,429

  Net earnings                                       36,495             --                   --               36,495
  Sale of programming to TCI Group                       --        (63,262)                  --              (63,262)
  Cost allocations from TCI Group                        --         16,649                   --               16,649
  Cable distribution fees                                --          2,620                   --                2,620
  Adjustment to allocation of compensation
    relating to stock appreciation rights                --         (3,045)                  --               (3,045)
  Intergroup tax allocation                              --         17,206                   --               17,206
  Net cash transfers from TCI Group                      --         40,965                   --               40,965
  Change in unrealized holding gains on
    available-for-sale securities                        --             --               39,418               39,418
                                                 ----------        -------              -------            ---------
Balance at September 30, 1996                    $1,372,620         18,629              309,226            1,700,475
                                                 ==========        =======              =======            =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                       1996          1995
                                                                                    ---------      -------
                                                                                    amounts in thousands
                                                                                        (see note 3)
Cash flows from operating activities:
  Net earnings (loss)                                                               $   36,495     (34,153)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                    42,616      76,378
       Compensation relating to phantom rights and stock
         appreciation rights                                                            14,699       4,238
       Share of losses (earnings) of affiliates                                        (18,215)     12,712
       Deferred income tax expense (benefit)                                            15,814     (36,510)
       Intergroup tax allocation                                                        17,206       5,698
       Minority interests in earnings (losses)                                          10,301     (20,485)
       Loss on disposition of assets                                                     7,186          --
       Litigation settlements                                                               --       5,820
       Payments of litigation settlements                                               (5,135)    (22,600)
       Noncash restructuring charges                                                        --       3,344
       Payments for restructuring charges                                                 (590)     (1,258)
       Noncash interest expense                                                          4,050       1,796
       Changes in operating assets and liabilities, net of acquisitions:
            Change in receivables                                                      (26,031)    (13,584)
            Change in inventories                                                       22,206     (25,044)
            Change in prepaid expenses                                                  (2,640)    (18,558)
            Change in payables, accruals and deferred revenue                              748      70,210
                                                                                     ---------    --------

                 Net cash provided by operating activities                             118,710       8,004
                                                                                     ---------    --------

Cash flows from investing activities:
  Cash proceeds from dispositions                                                       47,822         373
  Cash paid for acquisitions                                                           (55,000)    (36,446)
  Capital expended for property and equipment                                           (8,221)    (35,132)
  Additional investments in and loans to affiliates and others                         (21,389)    (70,381)
  Return of capital from affiliates                                                      1,500      11,820
  Collections on loans to affiliates and others                                          1,566       1,798
  Cash paid for cable distribution fees                                                (22,983)    (35,679)
  Other investing activities                                                           (13,144)        195
                                                                                     ---------    --------

                 Net cash used in investing activities                                 (69,849)   (163,452)
                                                                                     ---------    --------

Cash flows from financing activities:
  Borrowings of debt                                                                   238,989     162,513
  Repayments of debt                                                                  (290,236)    (18,141)
  Change in cash transfers to TCI                                                       (1,872)    (34,409)
  Contributions by minority shareholders of subsidiaries                               314,743       1,264
  Distributions to minority shareholders of subsidiaries                                   (65)     (1,157)
                                                                                     ---------    --------

                 Net cash provided by financing activities                             261,559     110,070
                                                                                     ---------    --------

                 Net increase (decrease) in cash                                       310,420     (45,378)

                 Cash at beginning of period                                            41,225      62,963
                                                                                     ---------    --------

                 Cash at end of period                                               $ 351,645      17,585
                                                                                     =========    ========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1996
                                  (unaudited)


(1)      Basis of Presentation

         On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors (the "Board") to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

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

(2)      Earnings Per Common Share

         Earnings attributable to Liberty Media Group stockholders per common share for the three months and nine months ended September 30, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (167.3 million and 166.2 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The loss attributable to Liberty Media Group stockholders per common share for the period from the Distribution through September 30, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (164.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $15,598,000 and $9,070,000 for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes during the nine months ended September 30, 1996 and 1995 was $641,000 and $385,000, respectively. In addition, Liberty Media Group received an income tax refund of $14,000,000 and $11,006,000 during the nine months ended September 30, 1996 and 1995, respectively.

         Significant noncash investing and financing activities are as follows:

                                                                              Nine months ended
                                                                                September 30,
                                                                           -----------------------
                                                                             1996           1995
                                                                           ---------      --------
                                                                             amounts in thousands
          Cash paid for acquisitions:
             Fair value of assets acquired                                  $ 55,000        36,274
             Net liabilities assumed                                              --          (934)
             Contribution to combined equity from TCI
               for acquisition                                                    --       (19,120)
             Deferred tax liability recorded in acquisition                       --           (11)
             Minority interests in equity of acquired entities                    --        20,237
                                                                            --------       -------
                                                                            $ 55,000        36,446
                                                                            ========       =======
          Exchange of consolidated subsidiaries for note
             receivable and equity investments                              $239,034            --
                                                                            ========       =======
          Change in unrealized gains, net of deferred income
             taxes, on available-for-sale securities                        $ 39,418       218,310
                                                                            ========       =======
          Conversion of debt into additional minority interest
             in consolidated subsidiary                                     $     --        14,215
                                                                            ========       =======
          Assets contributed for interest in limited liability
             company                                                        $     --         2,633
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

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                        Nine months ended
                                                                           September 30,
                                                               ----------------------------------
                                                                  1996                    1995
                                                               -----------            -----------
                                                                        amounts in thousands
          Combined Operations
          -------------------

            Revenue                                            $ 2,389,221              1,797,371
            Operating expenses                                  (2,144,087)           (1,593,843)
            Depreciation and amortization                         (120,824)              (85,968)
                                                               -----------            ----------

               Operating income                                    124,310                117,560

            Interest expense                                       (73,710)              (70,945)
            Other, net                                             (98,993)              (70,746)
                                                               -----------            ----------

               Net loss                                        $   (48,393)              (24,131)
                                                               ===========            ==========


         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                              September 30,        December 31,
                                                                  1996                 1995
                                                              ------------         ------------
                                                                     amounts in thousands
         Discovery Communications, Inc.
           ("Discovery")                                       $  119,429             117,373
         QVC, Inc. ("QVC")                                         95,351              81,160
         Sunshine Network ("Sunshine") (a)                             --               8,221
         SportsChannel Chicago ("Chicago") (a)                         --              29,722
         Home Team Sports Limited Partnership
           ("HTS") (a)                                                 --               3,514
         International Cable Channels Partnership
            Ltd. ("ICCP")                                          11,585              11,563
         Premier Sports ("Australia") (a)                              --               4,212
         Bet Holdings, Inc. ("BET")                                18,823              15,353
         Courtroom Television Network ("Court")                     2,804               7,711
         Liberty/Fox U.S. Sports LLC ("LFS") (a)                   (6,118)                 --
         Liberty/TINTA LLC ("Liberty/TINTA") (a)                    4,031                  --
         Superstar/Netlink Group LLC
           ("Superstar/Netlink") (b)                              (32,657)                 --
         DMX Inc. ("DMX")                                           2,597                  --
         Other                                                     20,280              20,502
                                                               ----------            --------
                                                               $  236,125             299,331
                                                               ==========            ========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (a) As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed LFS into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in LFS and $350 million in cash. The fx network will be transformed into a nationally distributed, general entertainment and sports network. The regional sports networks currently operated under the Prime Sports name will be relaunched under the Fox Sports banner.

                 Internationally, News Corp. and Liberty/TINTA formed a venture (the "International Venture") to operate previously existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States, an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business, various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multipoint distribution systems ("MMDS") or cable television.

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

         (b) On April 1, 1996, United Video Satellite Group, Inc. ("UVSG") and Liberty Media Group formed Superstar/Netlink, a limited liability company of UVSG's Superstar Satellite Entertainment combined with Netlink USA's ("Netlink") retail business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail business no longer consolidates with the financial results of Liberty Media Group.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                  Nine months ended
                                                    September 30,
                                              -------------------------
                                                1996              1995
                                              --------          -------
                                                 amounts in thousands
                 Discovery                    $  2,056            8,922
                 QVC                            14,216           (1,416)
                 Sunshine                          634            1,803
                 Chicago                         3,065            5,020
                 HTS                               397              366
                 ICCP                           (1,837)          (1,016)
                 Australia                      (3,199)          (8,367)
                 BET                             3,470            2,895
                 Court                          (1,899)         (18,989)
                 LFS                            14,048               --
                 Liberty/TINTA                  (3,432)              --
                 Superstar/Netlink               6,560               --
                 DMX                           (13,352)              --
                 Other (a)                      (2,512)          (1,930)
                                              --------          -------

                                              $ 18,215          (12,712)
                                              ========          =======


         (a) Included in other assets is Liberty Media Group's 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.

                 The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $153 million of which was paid through September 30, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

                 Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $2,644,000 for the nine months ended September 30, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

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

(5)      Investment in Turner Broadcasting System, Inc.

         At September 30, 1996, Liberty Media Group owned shares of TBS common stock with an aggregate market value of $834 million (including unrealized holding gains of $514 million) and shares of a class of TBS preferred stock that were convertible into TBS common stock with an aggregate market value of $1,007 million (which exceeded cost by $829 million). Liberty Media Group's total holdings represented an approximate 7.5% voting interest for those matters which preferred and common stock voted as a single class.

         On October 10, 1996, Time Warner, Inc. ("Time Warner") and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted. Liberty Media Group received approximately 50.6 million shares of Time Warner common stock in exchange for its TBS holdings. As a result of this like-kind exchange, Liberty Media Group will recognize a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

         As security for borrowings under one of its credit facilities, Liberty Media Group pledged a portion of its TBS common stock (with a quoted market value of approximately $826 million at September 30, 1996). Upon consummation of the TBS/Time Warner Merger, the revolving credit agreement was amended and provides as security for this indebtedness the Time Warner common stock received for the previously pledged TBS Class B Common Stock. See note 7.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On July 16, 1996, Time Warner, TBS, TCI, Liberty Media Corporation ("Liberty") and the Federal Trade Commission ("FTC") entered into an agreement in principle, pursuant to which, among other things, Liberty agreed to receive Time Warner securities with limited voting rights (the "TW Exchange Stock") in exchange for its TBS common and preferred stock. In addition, subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would hold the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner would be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI, Bob Magness, John C. Malone and Kearns-Tribune Corporation, would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

(6)      Other Investments

         Other investments, accounted for under the cost method, and related receivables, are summarized as follows:

                                                         September 30,         December 31,
                                                            1996                  1995
                                                         -------------         ------------
                                                               amounts in thousands
          Marketable equity securities                     $   979               16,681

          Convertible debt                                  23,000               23,000

          Other investments and related receivables         71,878               71,110
                                                           -------              -------

                                                           $95,857              110,791
                                                           =======              =======

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $181 million and $192 million at September 30, 1996 and December 31, 1995, respectively. No independent external appraisals were conducted for those assets.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Debt

         Debt is summarized as follows:

                                                                       September 30,         December 31,
                                                                            1996                 1995
                                                                       -------------         ------------
                                                                             amounts in thousands
          Notes payable to bank (a)                                      $     --              135,000
          Convertible subordinated debentures, net of unamortized
            discount of $2,679,000 (b)                                     97,321                   --
          Note payable to bank (c)                                          5,150                   --
          Note payable to partnership (d)                                      --                5,654
          Bank credit facility (e)                                             --               30,000
          Notes payable to bank (f)                                            --               71,600
          Other debt, with varying rates and maturities                     1,039                8,736
                                                                         --------              -------

                                                                         $103,510              250,990
                                                                         ========              =======


         (a)     Payable by Home Shopping Network, Inc. ("HSN")

                 This revolving credit facility (the "Credit Facility"), which was entered into in August 1996 and replaced a $120 million credit facility, provides for borrowings up to $150 million and includes a $25 million sub-limit for import letters of credit. The Credit Facility is secured by the capital stock of Home Shopping Club, Inc. and HSN Realty, Inc., wholly-owned subsidiaries of HSN. Under the Credit Facility, the interest rate on borrowings is tied to the London Interbank Offered Rate ("LIBOR"), plus an applicable margin.

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

         (c)     Payable by Encore

                 This note payable provides for borrowings up to $50 million through September 30, 1999, at which time the commitment is required to be reduced in eight equal, quarterly amounts through June 30, 2001. Interest on borrowings under the note is tied to, at Encore's option, the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore is required to pay a commitment fee which varies based on Encore's leverage ratio. The note is secured by substantially all of Encore's assets.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (d)     Payable by Encore ICCP, Inc.

                 Encore ICCP, Inc. acquired a 50% general partnership interest in ICCP in exchange for a note payable to the partnership with an initial principal amount of $15 million. Simultaneously with the closing of Encore's credit facility, Encore advanced the outstanding balance on this note payable to Encore ICCP Inc., who in turn repaid the note payable in full.

         (e)     Payable by Communications Capital Corp. ("CCC")

                 This revolving credit agreement, as amended, provides for borrowings up to $325 million through August of 1997. Borrowings under such agreement bear interest at optional measures which approximate the prime rate. As security for this indebtedness, Liberty Media Group has pledged substantially all of its TBS Class B common stock. Upon consummation of the TBS/Time Warner Merger, the revolving credit agreement was amended and provides as security for this indebtedness the Time Warner common stock received for the previously pledged TBS Class B Common Stock. CCC must pay an annual commitment fee of .3125% of the unfunded portion of the commitment.

         (f) Notes payable were included in net assets contributed to LFS. See note 4.

         Certain of Liberty Media Group's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds of such subsidiaries to the parent company in the form of loans, advances or cash dividends.

         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at September 30, 1996.

(8)      Combined Equity

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due to TCI.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the nine months ended September 30, 1996 and 1995, Liberty Media Group was allocated $1,924,000 and $2,300,000, respectively, in corporate general and administrative costs by TCI.

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

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the nine months ended September 30, 1996 and 1995, aggregated $9,082,000 and $11,489,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges by TCI Group were $5,253,000 and $4,554,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

         A tax sharing agreement (the "Tax Sharing Agreement") among Liberty Media Group, TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, Liberty Media Group is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to Liberty Media Group to the extent that Liberty Media Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by Liberty Media Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising Liberty Media Group.

(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at September 30, 1996, these agreements require minimum payments aggregating approximately $187 million. The aggregate amount of the Film Licensing Obligations under these agreements is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Estimates of compensation relating to phantom rights granted to employees of a subsidiary of Liberty Media Group have been recorded in the accompanying combined financial statements, but is subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt. The liability arising from the compensation related to the phantom rights is included in other liabilities.

         On November 27, 1995, Liberty Media Group announced that it had agreed to exchange its controlling interest in HSN for shares of Silver King Communications, Inc. ("Silver King"). Liberty Media Group would receive approximately 11 million newly issued shares of Silver King in exchange for its 37.5 million shares of HSN.

         Liberty Media Group and Mr. Barry Diller and certain of their respective affiliates entered into an agreement in August 1995 pursuant to which an option (the "Option") owned by Liberty Media Group to purchase 2 million shares of Silver King Class B common stock (which shares would constitute voting control of Silver King) would be transferred to BDTV, Inc. ("BDTV") (formerly referred to as "Silver Management Company"), an entity in which Liberty Media Group would own all of the non-voting equity interests (which would constitute substantially all of the equity of such entity) and Mr. Diller would own all of the voting equity interests and have the right to control such entity (subject to certain exceptions relating to fundamental corporate actions). BDTV would thereafter exercise the Option and hold the shares of the Silver King Class B Common Stock purchased thereunder. In an amendment to such agreement entered into in November 1995, Liberty Media Group agreed to contribute all of its shares of HSN (which shares constitute approximately 41% of the equity of HSN and approximately 80% of the voting power of HSN) to BDTV in return for additional non-voting equity interests in BDTV. Following such contribution, BDTV would exchange such HSN shares with Silver King for additional shares of Silver King Common Stock and Class B Common Stock (thereby increasing BDTV's controlling interest in Silver King to in excess of 80% of the voting power of Silver King). In June 1996, the FCC granted its approval to the change in control of Silver King resulting from such exercise of the Option. Thereafter, in August 1996, the Option was exercised and BDTV became the controlling stockholder of Silver King. The FCC approval received in connection with the exercise of the Option, however, included a condition that any increase in Liberty Media Group's equity interest in Silver King (which would result from the proposed transfer of HSN shares to Silver
         King) as well as any material amendment to the August 1995 agreement with Mr. Diller, would require the prior approval of the FCC.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In light of these restrictions, Liberty Media Group and Mr. Diller began to discuss a restructuring of the November transaction, as well as certain other alternative structures. On August 25, 1996, Silver King, HSN and Liberty Media Group entered into a merger agreement and related transaction agreements pursuant to which (i) Liberty Media Group agreed to exchange all of its shares of HSN common stock and approximately 739,000 shares of its HSN Class B Common Stock with the wholly owned subsidiary of Silver King which was to be merged into HSN ("SK Sub") for shares of stock of SK Sub, (ii) SK Sub would be merged into HSN (the "HSN Merger"), with HSN being the surviving corporation owned 80.1% by Silver King and 19.9% by Liberty Media Group, (iii) Liberty Media Group would receive in the HSN Merger, in exchange for its remaining 19.3 million shares of HSN Class B Common Stock, approximately 7.8 million shares of Silver King Class B Common Stock and the contingent right to receive from time to time approximately
         2.6 million additional shares of Silver King Class B Common Stock as permitted under applicable FCC regulations, and (iv) Liberty Media Group and Silver King would enter into an exchange agreement providing for the terms upon which Liberty Media Group's remaining shares of HSN, as the surviving corporation in the HSN Merger, would be exchanged from time to time for stock of Silver King as permitted under applicable FCC regulations. All of the shares of Silver King Class B Common Stock actually received by Liberty Media Group at the time of the HSN Merger would be immediately contributed to an entity ("BDTV II") in which Mr. Diller owns all of the voting equity interests and Liberty Media Group owns a non-voting equity interest (which non-voting interest constitutes substantially all the equity of BDTV II) and which (other than with respect to certain fundamental corporate actions) is controlled by Mr. Diller.

         The HSN Merger is subject to the satisfaction of certain conditions, including the receipt of all necessary regulatory consents and approvals, consummation of the merger of Savoy Pictures Entertainment, Inc. and a subsidiary of Silver King, and approval of such transactions by the stockholders of Silver King and HSN. Liberty Media Group has entered into agreements with both Silver King and HSN pursuant to which Liberty Media Group has agreed to vote or cause to be voted shares of Silver King and HSN owned by it in favor of the HSN Merger and the other related transactions to be voted upon by the stockholders of HSN and Silver King. In addition, such voting agreements prohibit Liberty Media Group from disposing of shares of HSN or Silver King except pursuant to the HSN Merger or following a termination of the HSN merger agreement. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV as well as a direct interest in HSN which would be exchangeable into shares of Silver King. No assurance can be given that the HSN Merger and related transactions will be consummated or if such transactions are consummated, when such additional shares may be received by Liberty Media Group or that any or all such shares are ultimately issued to Liberty Media Group.

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

(1)      Material changes in financial condition:

         On August 3, 1995, the TCI stockholders authorized the Board to issue a new class of stock which is intended to reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed to its security holders of record on August 4, 1995, Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty Media Group.

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

         The TBS/Time Warner Merger was consummated on October 10, 1996 whereupon Liberty Media Group received approximately 50.6 million shares of Time Warner common stock in exchange for its TBS holdings. See note 5 to the accompanying combined financial statements.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         Internationally, News Corp. and Liberty/TINTA formed the International Venture to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of the International Venture with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed their 50% interest in Australia and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

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

         In August 1996, Liberty Media Group entered into a series of agreements which involved exchanging its controlling interest in HSN for shares of BDTV. If consummated, HSN would cease to be a subsidiary of Liberty Media Group and therefore, the financial results of HSN would not be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group would cease to possess voting control over HSN, it would continue to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV as well as a direct interest in HSN which would be exchangeable into shares of Silver King. No assurance can be given that the transaction will be consummated. See note 9 to the accompanying combined financial statements.

         Liberty Media Group's sources of funds include its available cash balances, net cash provided by operating activities, cash distributions from affiliates, dividend and interest payments, asset sales, availability under certain credit facilities, and loans and/or equity contributions from TCI Group. To the extent cash needs of Liberty Media Group exceed cash provided by Liberty Media Group, TCI Group may transfer funds to Liberty Media Group. Conversely, to the extent cash provided by Liberty Media Group exceeds cash needs of Liberty Media Group, Liberty Media Group may transfer funds to TCI Group.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         Many of Liberty Media Group's subsidiaries' loan agreements contain restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink's wholesale business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group. Upon consummation of the Spin-Off, cash provided by operating activities of Southern will no longer be available as a source of cash for Liberty Media Group. Upon consummation of the TBS/Time Warner Merger on October 10, 1996, Time Warner issued common stock to Liberty Media Group in exchange for Liberty Media Group's holdings in TBS common and preferred stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the common stock received in connection with the TBS/Time Warner Merger. However, there can be no assurance that such dividends will continue to be paid. Upon consummation of the Spin-Off such cash dividends would not be available as a source of cash for Liberty Media Group. While the consummation of the Spin-Off could have a significant effect on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and available cash balances should provide adequate cash to meet its obligations.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million. No borrowings were outstanding at September 30, 1996. Liberty Media Group has pledged substantially all of its TBS Class B common stock as security for the indebtedness under this revolving line of credit. See note 7. Consequently, upon consummation of the Spin-Off, this revolving line of credit will no longer be available to Liberty Media Group. Other credit facilities may be obtained by Liberty Media Group in the future should the need arise. However, there is no assurance that Liberty Media Group would be able to secure such credit facilities on terms acceptable to Liberty Media Group.

         HSN's sources of cash include borrowings by HSN under the Credit Facility and the Debentures. On March 1, 1996, HSN completed an offering of $100 million of the Debentures. Net proceeds of $97.2 million from the Debentures were used to repay existing indebtedness. At September 30, 1996, HSN had $139 million of unused availability under the Credit Facility, after taking into account outstanding letters of credit. The HSN credit facilities restrict the transfer of funds to affiliated companies, and include various financial covenants, including maintenance of certain financial ratios.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 1996, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $187 million. The amount of the total obligation is not currently estimable because such amount is dependent upon certain variable factors. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group.
Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         HSN has significant working capital needs for inventory and accounts receivable. However, HSN expects to meet its recurring working capital needs primarily through internally generated funds and the Credit Facility.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                                                                Three months ended September 30,
                                                    ------------------------------------------------------
                                                               1996                          1995
                                                    -----------------------      -------------------------
                                                                  dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

  Revenue                                           100%           $ 55,488      100%            $135,026
  Operating costs and expenses                       76%             42,280       80%             108,186
  Depreciation and amortization                       2%              1,128        8%              11,069
                                                    ---            --------      ---             --------

       Operating income                              22%           $ 12,080       12%            $ 15,771
                                                    ===            ========       ==             ========

Electronic Retailing Services
-----------------------------

  Revenue                                           100%           $234,321      100%            $217,567
  Cost of sales                                      58%            136,992       64%             139,984
  Operating costs and expenses                       33%             77,093       40%              86,217
  Depreciation and amortization                       4%              9,536        6%              12,599
                                                    ---            --------      ---             --------

       Operating income (loss)                        5%           $ 10,700      (10%)           $(21,233)
                                                    ===            ========      ====            ========


                                                                Nine months ended September 30,
                                                    -----------------------------------------------------
                                                               1996                          1995
                                                    -----------------------      ------------------------
                                                                dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

  Revenue                                           100%           $298,236      100%            $371,049
  Operating costs and expenses                       80%            240,563       90%             336,406
  Depreciation and amortization                       5%             14,393       12%              43,861
                                                    ---            --------      ---             --------

         Operating income (loss)                     15%           $ 43,280       (2%)           $ (9,218)
                                                    ===            ========      ===             ========

Electronic Retailing Services
-----------------------------

  Revenue                                           100%           $733,922      100%            $658,841
  Cost of sales                                      62%            453,483       64%             419,080
  Operating costs and expenses                       31%            231,133       40%             262,997
  Depreciation and amortization                       4%             28,146        5%              32,470
                                                    ---            --------      ---             --------

         Operating income (loss)                      3%           $ 21,160       (9%)           $(55,706)
                                                    ===            ========      ===             ========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

Entertainment and Information Programming Services

         As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations no longer consolidate with the financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses no longer consolidate with the financial results of Liberty Media Group. Consequently, revenue from Entertainment and Information Programming Services decreased 58% or $79 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Included in this decrease is an increase in revenue from Encore of approximately $13 million for the three months ended September 30, 1996. Encore's thematic multiplex services increased the number of multiplex units 128% during the third quarter of 1996 accounting for $7 million of Encore's increase in revenue. Encore's subscribers increased 53% resulting in an increase in revenue of approximately $5 million. The remaining increase in revenue for Liberty Media Group is related to revenue increases from Southern, TV Network Corporation ("Intro") and the "Content Fee" from STARZ! (see note 4 to the accompanying combined financial statements).

         Revenue from Entertainment and Information Programming Services decreased 20% or $73 million for the nine months ended September 30, 1996, as compared to the corresponding period of 1995. Revenue from Encore increased $38 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is almost exclusively due to increases in Encore's subscribers and increases in Encore's thematic multiplex units. Increases due to rates for the period were nominal. Because the operations of the regional sports programming businesses and the operations of Netlink's retail business were no longer included in Liberty Media Group's consolidated financial results during the second and third quarters of 1996, these businesses were responsible for a $116 million decrease in revenue from Entertainment and Information Programming Services for the nine months ended September 30, 1996 compared to the corresponding period in 1995. Increased revenue for Southern and Intro and the Content Fee were responsible for the remaining increase in revenue from Entertainment and Information Programming Services for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Revenue from Intro accounted for 6% of total revenue from Entertainment and Information Programming Services for the nine months ended September 30, 1996. Effective January 1, 1997, Liberty Media Group has elected to eliminate the operations of Intro. Consequently, revenue from such operations will not be realized in future periods.

         Operating costs and expenses decreased 61% or $66 million and 28% or $96 million for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding period of 1995. Because the operations of the regional sports programming businesses and the operations of Netlink's retail business were no longer included in Liberty Media Group's consolidated financial results during the second and third quarters of 1996, these businesses were responsible for $86 million and $124 million of the decrease in operating costs and expenses for the three months and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. Operating expenses, excluding compensation relating to phantom rights, for Encore remained relatively constant for the three months ended September 30, 1996 and increased $13 million for the nine months ended September 30, 1996, compared to the corresponding period in 1995 primarily due to increased programming costs. Operating expenses for Southern and Intro also increased during 1996 relating directly to the corresponding increases in revenue. Operating costs and expenses are expected to decrease in future periods due to the elimination of Intro's operations.


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

         For the three months and nine months ended September 30, 1996, revenue for HSN increased $17 million, or 8% and $75 million or 11%, respectively, as compared to the same periods in 1995. Net sales of HSC increased $21 million or 12% and $85 million or 15%, for the three months and nine months ended September 30, 1996, respectively. HSC's sales reflect increases of 22% and 13% in the number of packages shipped and a decrease of 14% and an increase of 1% in the average price per unit sold for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The remaining increases in revenue are due to increases in sales by other HSN wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela") which were offset by decreases related to the sale of assets of Ortho-Vent, Inc., a subsidiary of HSN Mail Order, Inc., and decreases by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND"). During April 1996, HSN sold a majority of its interest in HSND for $5.9 million to TINTA.

         For the three months and nine months ended September 30, 1996, HSN's gross profit increased $20 million, or 26%, and $41 million, or 17%, respectively, compared to the same periods in 1995. As a percentage of net sales, gross profit increased to 42% from 36% and to 38% from 36% for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

         Gross profit of HSC increased $23 million and $53 million for the three months and nine months ended September 30, 1996, respectively. These increases were partially offset by combined decreases related to HSND and Ortho-Vent, Inc. of $2 million and $16 million, respectively, for the three months and nine months ended September 30, 1996 compared to 1995. As a percentage of HSC's net sales, gross profit increased to 41% from 33% and to 37% from 34% for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

         The dollar increases in HSN's and HSC's gross profit relate to the higher sales volume. The comparative increases in HSN's gross profit percentage in the three months and nine months ended September 30, 1996, relate to warehouse sales and other promotional events held during 1995 which reduced gross profit in these periods and a 1996 product sales mix which was composed of higher gross profit merchandise. In future periods, HSN's management expects a slight decrease in HSN's gross profit percentage from the third quarter of 1996.

         Operating costs and expenses decreased $9 million, to 33% of sales in the 1996 third quarter, compared with 40% of sales in the 1995 third quarter. In late 1995 and the first quarter of 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in reductions in operating expenses in the third quarter and first nine months of 1996 compared with the same periods in 1995 and are expected to result in future reductions to operating expenses when compared to 1995.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

         In November 1995, HSN appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. HSN believes that the improved sales in the quarter and nine months ended September 30, 1996 compared to 1995 were primarily the result of immediate changes made by new management to HSN's merchandising and programming strategies. HSN's management is taking additional steps designed to attract both first-time and active customers which include reformatting the Spree! network to America's Jewelry Store, a twenty-four hour jewelry shopping network, changes in the merchandising area designed to broaden product assortment, changing the sales mix, optimizing product level, improving inventory management and better planning of programmed shows. HSN believes that its negative performance in the third quarter and first nine months of 1995 was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. There can be no assurance that changes to HSN's merchandising and programming strategies will achieve HSN's management's intended results.

         HSN believes that seasonality does impact the business but not to the same extent it impacts the retail industry in general.

Corporate Expenses

         Corporate expenses are not reflected in the preceding table. For the three months and nine months ended September 30, 1996, corporate expense, excluding the impact of the stock appreciation rights, remained relatively comparable to the same periods of 1995. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Certain TCI Group corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the nine months ended September 30, 1996 and 1995, Liberty Media Group was allocated $1,924,000 and $2,300,000, respectively, in corporate general and administrative costs by TCI Group.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

Other Income and Expense

         Liberty Media Group's share of earnings from affiliates was $5 million and $18 million for the three months and nine months ended September 30, 1996, respectively, compared to losses of $16 million and $13 million for the corresponding periods of 1995. Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased from a loss of $1 million during the nine months ended September 30, 1995 to earnings of $14 million for the same period of 1996. This is primarily the result of compensation resulting from stock option redemptions in the second quarter of 1995. Due to a $29 million additional investment in Court made in August 1995, Liberty Media Group's share of losses of affiliates attributable to its investment in Court for the third quarter and nine months ended September 30, 1995, which amounted to $19 million, included an adjustment to reflect Liberty Media Group's share of previously unrecognized losses of Court aggregating $18 million. Liberty Media Group's share of losses of affiliates attributable to its interest in Court was $2 million for the nine months ended September 30, 1996. Other increases in share of earnings of affiliates are due to share of earnings of LFS and Superstar/Netlink in 1996 of $21 million with no corresponding amounts in 1995. These increases are offset by a decrease resulting from Liberty Media Group's share of losses of affiliates attributable to its interest in DMX.

                                 "TCI GROUP"
           (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets
                                  (unaudited)


                                                                        September 30,         December 31,
                                                                             1996                 1995
                                                                        -------------         ------------
Assets                                                                         amounts in millions
------
Cash                                                                     $      93                   77

Trade and other receivables, net                                               375                  300

Prepaid expenses                                                                89                   51

Prepaid program rights                                                          20                   19

Committed film inventory                                                       118                   92

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 4)                                          2,481                2,073

Property and equipment, at cost:
    Land                                                                        74                   67
    Distribution systems                                                    11,277                9,536
    Support equipment and buildings                                          1,597                1,213
                                                                         ---------             --------
                                                                            12,948               10,816
    Less accumulated depreciation                                            4,327                3,611
                                                                         ---------             --------
                                                                             8,621                7,205
                                                                         ---------             --------

Franchise costs                                                             17,486               14,322
    Less accumulated amortization                                            2,349                2,092
                                                                         ---------             --------
                                                                            15,137               12,230
                                                                         ---------             --------

Other assets, at cost, net of amortization                                   1,226                1,012
                                                                         ---------             --------
                                                                         $  28,160               23,059
                                                                         =========             ========



                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                      Combined Balance Sheets, continued
                                  (unaudited)


                                                                       September 30,         December 31,
                                                                           1996                  1995
                                                                       ------------          ------------
Liabilities and Combined Equity                                                amounts in millions
-------------------------------
Accounts payable                                                        $     120                  148

Accrued interest                                                              170                  228

Accrued programming expense                                                   360                  272

Other accrued expenses                                                      1,070                  911

Debt (note 6)                                                              15,014               12,960

Deferred income taxes                                                       5,488                4,382

Other liabilities                                                             176                  181
                                                                        ---------             --------
     Total liabilities                                                     22,398               19,082
                                                                        ---------             --------
Minority interests in equity of consolidated subsidiaries                   1,447                  563

Redeemable preferred stock                                                    654                  478

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Securities") holding solely
  subordinated debt securities of TCI Communications, Inc.
  ("TCIC") (note 7)                                                         1,000                   --

Combined equity (note 8):
  Combined equity, including preferred stocks of Tele-
     Communications, Inc. ("TCI")                                           2,666                2,884
  Cumulative foreign currency translation adjustment                          (12)                  (9)
  Unrealized holding gains for available-for-sale securities, net
     of taxes                                                                  26                   68
  Due from Liberty Media Group                                                (19)                  (7)
                                                                        ---------             --------
       Combined equity                                                      2,661                2,936
                                                                        ---------             --------
Commitments and contingencies (note 11)                                 $  28,160               23,059
                                                                        =========             ========


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations
                                  (unaudited)

                                                               Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                          ------------------------           ---------------------------
                                                            1996            1995 *            1996                1995 *
                                                          -------           ------           ------               ------
                                                                               amounts in millions,
                                                                             except per share amounts
Revenue                                                    $1,862            1,404            5,120                3,911

Operating costs and expenses:
  Operating                                                   679              446            1,835                1,226
  Programming charges from Liberty Media Group (note
     10)                                                       16               18               63                   53
  Selling, general and administrative                         609              436            1,653                1,157
  Charges to Liberty Media Group (note 10)                     (6)              (6)             (17)                 (18)
  Compensation relating to stock appreciation rights
     (notes 8 and 11)                                          --                6               --                   22
  Adjustment to compensation relating to stock
     appreciation rights                                      (20)              --              (31)                 --
  Depreciation                                                254              222              756                  642
  Amortization                                                129               97              351                  267
                                                          -------           ------           ------               ------
                                                            1,661            1,219            4,610                3,349
                                                          -------           ------           ------               ------
       Operating income                                       201              185              510                  562

Other income (expense):
  Interest expense                                           (275)            (258)            (788)                (736)
  Interest and dividend income                                 10               15               30                   28
  Interest income from Liberty Media Group (note 10)           --               --               --                    2
  Share of losses of affiliates, net (note 4)                 (98)             (47)            (319)                (120)
  Loss on early extinguishment of debt    (note 6)             (7)              --              (73)                 --
  Minority interests in losses (earnings) of
     consolidated subsidiaries, net                           (28)              10              (29)                  20
  Gain on sale of subsidiary stock (note 9)                    --              123               --                  123
  Gain on sale of stock by equity investee (note 4)            12               --               12                  --
  Other, net                                                  (13)             (16)              (6)                 (27)
                                                          -------           ------           ------               ------
                                                             (399)            (173)          (1,173)                (710)
                                                          -------           ------           ------               ------
         Earnings (loss) before income taxes                 (198)              12             (663)                (148)

Income tax benefit                                             45               32              189                   75
                                                          -------           ------           ------               ------

         Earnings (loss) before loss of Liberty Media
           Group through the date of Distribution
           (note 1)                                          (153)              44             (474)                 (73)

Loss of Liberty Media Group through the date of
     Distribution (note 1)                                     --               (7)              --                  (29)
                                                          -------           ------           ------               ------
         Net earnings (loss)                                 (153)              37             (474)                (102)

Dividend requirements on preferred stocks                      (9)              (9)             (27)                 (26)
                                                          -------           ------           ------               ------
         Net earnings (loss) attributable to common
            stockholders                                  $  (162)              28             (501)                (128)
                                                          =======           ======           ======               ======
 Loss attributable to common stockholders per common
  share (note 2)                                          $  (.24)            (.09)            (.75)                (.09)
                                                          =======           ======           ======               ======

* Restated - see note 1.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                         Combined Statement of Equity

                     Nine months ended September 30, 1996
                                 (unaudited)

                                                                                            Unrealized
                                                             Combined                         holding
                                                              equity,       Cumulative       gains for          Due
                                                            including        foreign         available-         from
                                                             preferred       currency         for-sale         Liberty
                                                             stocks of      translation      securities,        Media     Combined
                                                               TCI          adjustment      net of taxes        Group      equity
                                                             ---------      ----------      ------------       ------      ------
                                                                                     amounts in millions
Balance at January 1, 1996                                   $   2,884             (9)             68            (7)        2,936

  Net loss                                                        (474)            --              --             --         (474)
  Purchase of programming from Liberty Media Group                  --             --              --             63           63
  Cost allocations to Liberty Media Group                           --             --              --            (17)         (17)
  Cable distribution fees                                           --             --              --             (3)          (3)
  Adjustment to allocation of compensation relating
     to stock appreciation rights                                   --             --              --              3            3
  Intergroup tax allocation to Liberty Media Group                  --             --              --            (17)         (17)
  Net cash transfers to Liberty Media Group                         --             --              --            (41)         (41)
  Change in unrealized gains for available-for-sale
     securities                                                     --             --             (42)            --          (42)
  Foreign currency translation adjustment                           --             (3)             --             --           (3)
  Accreted dividends on TCI preferred stock subject
     to mandatory redemption requirements                          (20)            --              --             --          (20)
  Payment of TCI preferred stock dividends                         (10)            --              --             --          (10)
  Issuance of TCI common stock for acquisition                     269             --              --             --          269
  Issuance of TCI common stock upon conversion of
     notes                                                           1             --              --             --            1
  Issuance of TCI common stock upon conversion of
     preferred stock                                                16             --              --             --           16
                                                             ---------          -----           -----         ------       ------
Balance at September 30, 1996                                $   2,666            (12)             26            (19)       2,661
                                                             =========          =====           =====         ======       ======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                 (unaudited)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                     --------------------
                                                                                      1996          1995 *
                                                                                     ------         -----
                                                                                     amounts in millions
                                                                                         (see note 3)
Cash flows from operating activities:
  Net loss before loss of Liberty Media Group**                                      $ (474)          (73)
  Adjustments to reconcile net loss before loss of Liberty Media Group to net cash provided by operating activities:
       Depreciation and amortization                                                  1,107           909
       Compensation relating to stock appreciation rights                                --            22
       Adjustment to compensation relating to stock appreciation rights                 (31)           --
       Share of losses of affiliates                                                    319           120
       Loss on early extinguishment of debt                                              73            --
       Minority interests in earnings (losses)                                           29           (20)
       Gain on sale of subsidiary stock                                                  --          (123)
       Gain on sale of stock by equity investee                                         (12)           --
       Intergroup tax allocation                                                        (17)           (6)
       Deferred income tax benefit                                                     (194)         (115)
       Other noncash credits                                                             (4)           (1)
       Changes in operating assets and liabilities, net of the effect of acquisitions:
            Change in receivables                                                         6            28
            Change in prepaids                                                          (40)          (60)
            Change in accruals and payables                                              29            14
            Change in accrued interest                                                  (59)          (22)
                                                                                     ------         -----
               Net cash provided by operating activities                                732           673
                                                                                     ------         -----
Cash flows from investing activities:
  Cash paid for acquisitions                                                             (7)         (213)
  Capital expended for property and equipment                                        (1,518)       (1,170)
  Additional investments in and loans to affiliates and others                         (698)         (900)
  Repayment of loans to affiliates                                                      328            18
  Proceeds from dispositions of assets                                                  207            29
  Change in due from Liberty Media Group                                                  2            27
  Change in interest in Liberty Media Group                                              --            16
  Other investing activities                                                            (98)         (195)
                                                                                     ------         -----
               Net cash used in investing activities                                 (1,784)       (2,388)
                                                                                     ------         -----
Cash flows from financing activities:
  Borrowings of debt                                                                  7,210         6,926
  Repayments of debt                                                                 (7,186)       (5,952)
  Prepayment penalties                                                                  (60)           --
  Issuance of common stock                                                               --           431
  Issuance of Trust Securities                                                          971            --
  Issuance of subsidiary preferred stock                                                223            --
  Proceeds from sale of subsidiary stock                                                 --           445
  Payment of preferred stock dividends                                                  (34)          (22)
  Payment of dividends on subsidiary preferred stock and Trust Securities               (56)           --
                                                                                     ------         -----
               Net cash provided by financing activities                              1,068         1,828
                                                                                     ------         -----
               Net increase in cash                                                      16           113

               Cash at beginning of period                                               77            11
                                                                                     ------         -----
               Cash at end of period                                                 $   93           124
                                                                                     ======         =====

*   Restated - see note 1.

** Loss of Liberty Media Group does not use funds.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1996
                                  (unaudited)

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Prior to the Distribution, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution, TCI Group has no Inter-Group Interest in Liberty Media Group. For periods in which an Inter- Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group. However, Liberty Media Group is under the sole control of TCI. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with TCI Group. If Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations and consolidated cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles.

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

         Through the third quarter of 1995, TCI Group included certain of its foreign subsidiaries (Cablevision S.A. ("Cablevision")) in its financial statements on a one-month time delay. TCI Group eliminated such time delay from its December 31, 1995 financial statements. In connection with the elimination of such reporting delay, TCI Group has restated its results of operations for the three months and nine months ended September 30, 1995 to include Cablevision's results of operations for the period from April 25, 1995 (the date Cablevision was acquired) through September 30, 1995. Such restatement reduced TCI Group's net earnings by $1 million for the three months ended September 30, 1996 and increased TCI Group's net loss by $1 million for the nine months ended September 30, 1995.

         Certain amounts have been reclassified for comparability with the 1996 presentation.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         In June 1996, TCI Group announced its intention to pursue a tax-free spin-off (the "Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Spin-Off, SatCo's assets and operations will include TCI Group's interest in PRIMESTAR Partners, L.P., ("Primestar") and TCI Group's business of distributing Primestar programming. Although there is no assurance, the Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Spin-Off, SatCo's operations will no longer be consolidated with TCI Group's.

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

(2)      Loss Per Common Share

         The loss attributable to TCI Group Stock stockholders per common share for the three months and nine months ended September 30, 1996 and for the period from the Distribution through September 30, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (669.1 million, 665.0 million and 656.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $847 million and $757 million for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes was $7 million and $62 million for the nine months ended September 30, 1996 and 1995, respectively.

         Significant noncash investing and financing activities are as follows:

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                      -------------------
                                                                                        1996        1995
                                                                                      --------    -------
                                                                                       amounts in millions
                 Cash paid for acquisitions:
                   Fair value of assets acquired                                         4,606      3,365
                   Liabilities assumed, net of current assets                           (2,095)      (494)
                   Deferred tax liability recorded in acquisitions                      (1,310)    (1,095)
                   Minority interests in equity of acquired entities                      (733)        42
                   Common stock and preferred stock issued in acquisitions                (461)    (1,605)
                                                                                      --------    -------
                        Cash paid for acquisitions                                    $      7        213
                                                                                      ========    =======
                 Exchange of consolidated subsidiaries
                   for equity investment                                              $    274         --
                                                                                      ========    =======
                 Change in unrealized gains, net of deferred income taxes, on
                   available-for-sale securities                                      $     42        192
                                                                                      ========    =======
                 Effect of foreign currency translation adjustment on book
                   value of foreign equity investments                                $      3          1
                                                                                      ========    =======
                 Accrued preferred stock dividends                                    $     20          4
                                                                                      ========    =======
                 Turner Broadcasting System, Inc. stock received in acquisition
                   transferred to Liberty Media Group                                 $     --          7
                                                                                      ========    =======
                 Retirement of Class A common stock previously held by
                   subsidiary                                                         $     --         29
                                                                                      ========    =======
                 Common stock issued in exchange for cost investment                  $     --         73
                                                                                      ========    =======
                 Issuance of TCI Class A common stock for acquisition by
                   Liberty Media Group                                                $     --         10
                                                                                      ========    =======
                 Distribution of TCI Series A and Series B Liberty Group Stock
                   to TCI common stockholders                                         $     --      1,618
                                                                                      ========    =======
                 Issuance of subsidiary stock for equity investment                   $     --         11
                                                                                      ========    =======

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                         Nine months ended
                  Combined Operations                                                      September 30,
                  -------------------                                                  --------------------
                                                                                        1996         1995
                                                                                       -------      -------
                                                                                        amounts in millions
                    Revenue                                                            $ 1,838        1,353
                    Operating expenses                                                  (1,753)      (1,152)
                    Depreciation and amortization                                         (383)        (290)
                                                                                       -------      -------
                       Operating loss                                                     (298)         (89)

                    Interest expense                                                      (285)        (159)
                    Other, net                                                            (116)         (23)
                                                                                       -------      -------
                       Net loss                                                        $  (699)        (271)
                                                                                       =======      =======

         TCI Group has various investments accounted for under the equity method. Some of the more significant investments held by TCI Group at September 30, 1996 were a partnership ("Sprint Spectrum") formed by TCI Group, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $783 million) (see note 11), Teleport Communications Group, Inc. ("TCG")(carrying value of $277 million), TeleWest Communications plc ("TeleWest") (carrying value of $459 million), various other foreign equity investments (cumulative carrying value of $407 million) and Intermedia Capital Partners IV L.P. (carrying value of $287 million).

         TCG, a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, TCI Group's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCI Group recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Acquisition

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of TCI Group since the date of acquisition.
         On a pro forma basis, TCI Group's revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $276 million, $57 million, and $.09, respectively, for the nine months ended September 30, 1996; and revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $327 million, $90 million, and $.03, respectively, for the nine months ended September 30, 1995 had Cable Sub been consolidated with TCI Group on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCI Group operated Cable Sub since January 1, 1995.

(6)      Debt

         Debt is summarized as follows:

                                                                       September 30,         December 31,
                                                                           1996                   1995
                                                                       -------------         ------------
                                                                               amounts in millions
          Notes payable                                                 $    9,307                7,713
          Bank credit facilities                                             4,333                3,617
          Commercial paper                                                   1,179                1,469
          Convertible notes (a)                                                 43                   45
          Other debt                                                           152                  116
                                                                        ----------              -------
                                                                        $   15,014               12,960
                                                                        ==========              =======

         (a) These convertible notes, which are stated net of unamortized discount of $181 million and $186 million at September 30, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,643,774 shares of Series A TCI Group Stock and 9,410,937 shares of Series A Liberty Group Stock.

         During the nine months ended September 30, 1996, TCI Group redeemed certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, TCI Group recognized a loss on early extinguishment of debt of $62 million.
         Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         During the nine months ended September 30, 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.
                                                                     (continued)

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

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCI Group. As security for one of TCI Group's notes payable (with a balance of $26 million at September 30, 1996), TCI Group has pledged the stock of one of its majority-owned subsidiaries.

         The fair value of the debt attributable to TCI Group is estimated based on the current market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $15,014 million, was $15,346 million at September 30, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, TCI Group's net payments pursuant to the Fixed Rate Agreements were $3 million and $1 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $11 million and less than $1 million, respectively.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
                Expiration        Interest Rate   Notional       Expiration        Interest Rate     Notional
                   Date            To Be Paid      Amount           Date          To Be Received      Amount
              --------------      -------------    ------      --------------     --------------      ------
          November 1996               8.9%         $150     April 1997                 7.0%           $200
          October 1997              7.2%-9.3%        80     September 1998           4.8%-5.4%         450
          December 1997               8.7%          230     April 1999                 7.4%            100
                                                   ----     September 1999           7.2%-7.4%         300
                                                   $460     February 2000            5.8%-6.6%         650
                                                   ====     March 2000               5.8%-6.0%         675
                                                            September 2000             5.1%             75
                                                                                                    ------
                                                                                                    $2,450
                                                                                                    ======

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

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at September 30, 1996, taking into consideration current interest rates and the current creditworthiness of the counterparties. TCI Group would be required to pay $33 million at September 30, 1996 to terminate the agreements.

         Certain subsidiaries attributed to TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI Group's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(7)      Company-Obligated Mandatorily Redeemable Preferred Securities of
            Subsidiary Trusts Holding Solely Subordinated Debt Securities of
            TCIC

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of TCI Group, issued $16 million in common securities to TCIC, a subsidiary of TCI Group, and issued $500 million of 8.72% Trust Originated Preferred Securities(SM) (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the
         "8.72% Subordinated Debt Securities") of TCIC. The 8.72% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of TCI Group. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying combined financial statements.

(8)      Combined Equity

         General

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock and the Liberty Group Stock.

         Stock Options and Stock Appreciation Rights

         Estimates of compensation relating to restricted stock awards, options and/or stock appreciation rights ("SARs") granted to certain key employees of TCI Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

(9)      Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "TINTA IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock and 9% of the aggregate voting interest represented by such issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the TINTA IPO and the TYC Acquisition, TCI Group recognized a gain amounting to $123 million.

(10)     Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the nine month periods ended September 30, 1996 and 1995, Liberty Media Group was allocated $2 million in corporate general and administrative costs by TCI Group.

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

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $153 million of which was paid through September 30, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

         TCI Group has also entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the nine months ended September 30, 1996 and 1995 aggregated $38 million and $22 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other major cable system operators unless such more favorable terms and conditions are made available to TCI Group. The affiliation agreement also requires TCI Group to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

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

         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined.
         In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $3 million for the nine months ended September 30, 1996. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the nine months ended September 30, 1996 and 1995, aggregated $9 million and $11 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $5 million for each of the nine month periods ended September 30, 1996 and 1995.

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

         A tax sharing agreement (the "Tax Sharing Agreement") among TCI Group and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCI Group will be responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCI Group to the extent that TCI Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCI Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCI Group.

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

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCI Group has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $307 million at September 30, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on subscriber levels at September 30, 1996, these agreements require minimum payments aggregating $437 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At September 30, 1996, such commitments aggregated $228 million.

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

         The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCI Group has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B common stock for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 5 to the accompanying TCI Group combined financial statements.

         In February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

         Additionally, during the nine months ended September 30, 1996, TCIC issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) 20 million preferred securities of 8.72% Trust Originated Preferred Securities(SM) for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust),
(iii) 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity
dates ranging through 2026.   TCIC used the proceeds from the aforementioned
debt and equity issuances to retire commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         TCI Group has a credit facility which matures in September of 1997.
The outstanding balance of such facility was $387 million at September 30, 1996. TCI Group currently anticipates that it will refinance such borrowings, but there can be no assurance that it can do so on terms acceptable to TCI Group.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):


         During the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. TCI Group does not believe that such terminations will adversely affect its future liquidity. At September 30, 1996, TCI Group had approximately $1.7 billion of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 6 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges) ($1,586 million and $1,493 million for the nine months ended September 30, 1996 and 1995, respectively) to interest expense ($788 million and $736 million for the nine months ended September 30, 1996 and 1995, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 201% and 203% for the nine months ended September 30, 1996 and 1995, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($732 million and $673 million for the nine months ended September 30, 1996 and 1995, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):


         In late April, 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch Investors Service, L.P. reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard and Poor's Securities, Inc. ("Standard & Poor's) issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade). A downgrade by Standard & Poor's of TCIC's senior debt would lower such debt to the first level below investment grade. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, TCI Group pays
(i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, TCI Group's net payments pursuant to the Fixed Rate Agreements were $3 million and $1 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $11 million and less than $1 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements.
However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $307 million at September 30, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on subscriber levels at September 30, 1996, these agreements require minimum payments aggregating approximately $437 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon certain variable factors. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At September 30, 1996, such commitments aggregated $228 million.

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

         Revenue increased 33% and 31% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. In TCI Group's regulated cable systems, TCI Group implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):


         The increase in revenue for the three months ended September 30, 1996 is the result of the effect of certain acquisitions (including the Viacom Acquisition) (18%), an increase in TCI Group's satellite subscribers (4%), increases in the rates charged for TCI Group's cable television service due to inflation, programming cost increases as previously discussed and channel additions (5%), growth in subscriber levels within TCI Group's cable television systems (3%), and increases in advertising sales, international programming and other revenue (3%). The increase in revenue for the nine months ended September 30, 1996 is the result of the effect of certain acquisitions (including the Viacom Acquisition) (15%), an increase in TCI Group's satellite subscribers (5%), increases in the rates charged for TCI Group's cable television service as noted above (6%), growth in subscriber levels within TCI Group's cable television systems (2%), and increases in advertising sales, international programming and other revenue (3%).

         Operating expenses increased 52% and 50% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (27% and 25%) and Primestar (3% and 4%) (see discussion below), such expenses increased 22% and 21%. Programming and salary expenses accounted for the majority of such increases. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services.

         Selling, general and administrative ("SG&A") expenses increased 40% and 43% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (11% and 12%) and Primestar (9% and 12%) (see discussion below), SG&A expenses increased 20% and 19%. Such increases are due primarily to salaries, related payroll expenses and those expenses that vary with revenue and/or subscribers. Additionally, during the nine months ended September 30, 1996 and 1995, TCI Group incurred $34 million and $14 million, respectively, of costs related to newly created material support centers, initiatives to improve its customer service and the continued redesign of its computer and accounting systems.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):


         TCI Group has an interest in Primestar, which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the three months and nine months ended September 30, 1996, TCI Group's revenue and expenses related to its Primestar satellite service increased significantly over the corresponding periods in 1995 as the number of TCI Group's Primestar subscribers increased from approximately 370,000 subscribers at September 30, 1995 to approximately 735,000 subscribers at September 30, 1996. During the three months ended September 30, 1996, revenue increased from $59 million to $110 million and operating, selling, general and administrative expenses increased from $54 million to $108 million, as compared to the three months ended September 30, 1995. During the nine months ended September 30, 1996, revenue increased from $120 million to $304 million and operating, selling, general and administrative expenses increased from $111 million to $295 million, as compared to the nine months ended September 30, 1995. TCI Group incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCI Group continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects that operating costs and expenses will increase as well.

         In June 1996, TCI Group announced its intention to pursue a tax-free spin-off of SatCo to the holders of TCI Group Stock. At the time of the Spin-Off, SatCo's assets and operations will include TCI Group's interest in Primestar and TCI Group's business of distributing Primestar programming. Although there is no assurance, the Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Spin-Off, SatCo's operations will no longer be consolidated with TCI Group's.

         The increase in TCI Group's depreciation expense in 1996 is due to acquisitions as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in TCI Group's cable systems. The increase in TCI Group's amortization expense in 1996 is due to acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the nine month periods ended September 30, 1996 and 1995, Liberty Media Group was allocated $2 million in corporate general and administrative costs by TCI Group.

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

         At September 30, 1996, TCI Group had an effective ownership interest of approximately 27% in TeleWest, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest, which is accounted for under the equity method, had a carrying value at September 30, 1996 of $459 million and comprised $99 million and $43 million of TCI Group's share of its affiliates' losses during the nine months ended September 30, 1996 and 1995, respectively. The increase in TCI Group's share of losses of TeleWest is due, in part, to an increase in TeleWest's interest expense and foreign currency translation losses related to the issuance of dollar denominated debentures by TeleWest. In addition, TCI Group has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $407 million at September 30, 1996 and accounted for $55 million and $38 million of TCI Group's share of its affiliates' losses for the nine months ended September 30, 1996 and 1995, respectively. Additionally, included in share of losses of affiliates for the nine months ended September 30, 1996, is $112 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

         TCI Group is reflecting minority interests in earnings of consolidated subsidiaries of $28 million and $29 million for the three months and nine months ended September 30, 1996, respectively, as compared to minority interests in losses of consolidated subsidiaries for the corresponding periods in 1995.
Such changes are due primarily to the accrual of dividends on the Trust Securities in 1996. See note 7 to the accompanying combined financial statements.

         As a result of the TCG IPO, TCI Group recognized a gain of $12 million during the third quarter of 1996. As a result of the TINTA IPO and the TYC Acquisition, TCI Group recognized a gain of $123 million during the third quarter of 1995. There is no assurance that TCI Group will realize similar gains in future periods. See notes 4 and 9 to the accompanying combined financial statements.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):


         TCI Group's net loss (before preferred stock dividend requirements) of $153 million for the three months ended September 30, 1996 represents a change of $190 million, as compared to TCI Group's net earnings (before preferred stock dividend requirements) of $37 million for the three months ended September 30, 1995. TCI Group's net loss (before preferred stock dividend requirements) of $474 million for the nine months ended September 30, 1996 represents an increase of $372 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $102 million for the nine months ended September 30, 1995. Such increases are primarily the result of the gain recognized in 1995 related to the TINTA IPO, an increase in share of losses of affiliates, including the aforementioned share of losses from TeleWest and Sprint Spectrum, loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness, and the change in minority interests in losses (earnings) of consolidated subsidiaries described above.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1996 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         Cooper, et al. v. UCTC of Baltimore, Inc., et al.

         On October 24, 1994, plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele-Communications, Inc. The suit alleged, inter alia, eight various tort claims, including assault, false imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff sought $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim was limited to four of the five plaintiffs. On November 1, 1994, plaintiffs also filed an action in United States District Court for the District of Maryland alleging discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages for each plaintiff (the loss of consortium claim is limited to four of the five plaintiffs). The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

         Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al.

         On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleged, inter alia, nine various tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint sought compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. On October 24, 1994, plaintiffs also filed in the United States District Court for the District of Maryland, a lawsuit containing claims of discrimination on the basis of race in violation of 42 U.S.C. Section 1981 and loss of consortium. Both counts sought compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims applied to eight of the plaintiffs. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Elmer Lewis v. Tele-Communications, Inc., et al.

         On June 23, 1994, plaintiff filed suit in the United States District Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleged, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint sought compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 4, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to Circuit Court for Baltimore City. On February 14, 1995, Lewis and his spouse filed an amended complaint in Circuit Court for Baltimore City against the current defendants (the amended complaint was consolidated with the Belgrave and Fannell plaintiffs). Lewis alleged assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Lewis and his spouse also allege loss of consortium. Each claim sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Tyrone Belgrave, et al., v. Tele-Communications, Inc., et al.

         On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleged, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also sought divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each sought compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each sought compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland. In a decision dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, 37 persons (the 27 original plaintiffs and 10 spouses of plaintiffs) filed an amended complaint in Circuit Court for Baltimore City against the current defendants. (The amended complaint was consolidated with the Lewis and Fannell plaintiffs). The 27 existing plaintiffs alleged assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Ten existing plaintiffs and their spouses alleged loss on consortium. Ten existing plaintiffs also alleged wrongful discharge and civil conspiracy to wrongfully terminate. Each claim sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Euan Fannell v. Tele-Communications, Inc., et al.

         On February 8, 1994, Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleged, inter alia, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, breach of contract, and discrimination on the basis of race. The complaint also sought divestiture of the Baltimore City cable franchise of the Company. The plaintiff sought $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland and the case was subsequently consolidated with the Belgrave case. In a decision dated November 15, 1994, the federal court dismissed plaintiffs' intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, plaintiff filed an amended complaint in Circuit Court for Baltimore City against the current defendants. The amended action alleged intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, and breach of contract. With respect to all claims other than breach of contract, plaintiff sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the breach of contract claim, plaintiff seeks $100,000 plus prejudgment interest. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Tony Jeffreys, et al v. Tele-Communications, Inc. et al.

         On February 7, 1995, Tony Jeffreys and 41 current and former employees of United Cable Television of Baltimore Limited Partnership filed a complaint in Circuit Court for Baltimore City against Tele-Communications, Inc., UCT of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. With two exceptions, these plaintiffs are also parties to identical claims asserted in the amended complaints filed on February 14, 1994 in the previously described Belgrave, Fannell and Lewis actions. The action alleged, in part, that the defendants engaged U.S. Corporate Investigations, Inc. and Blackburn Associates and conspired to illegally terminate the employment of management personnel and employees of the Baltimore system which culminated in the October 26, 1993, incident described in earlier reports. Plaintiffs sought damages in connection with their claims of assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation as to plaintiff Fannell, defamation as to all plaintiffs except Fannell, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, breach of contract as to plaintiff Fannell, and loss of consortium. Each count sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         Les Dunnaville v. United Artists Cable, et al.

         On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000.
         By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in the defendant's favor on March 15, 1996. The plaintiffs have appealed the Circuit Court ruling to the Maryland Court of Special Appeals and such appeal is pending. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         HSN Shareholders Litigation

         During August 1996, five putative class action complaints were filed with the Delaware Court of Chancery in C.A. Nos. 15179, 15187, 15188, 15189 and 15195 by stockholders of Home Shopping Network, Inc. ("HSN"). The complaints were filed following the announcement of a proposed merger between HSN and Silver King Communications, Inc. ("Silver King") which contemplates that (i) each share of HSN common stock would be exchanged for .45 share of Silver King common stock; and (ii) each share of supervoting HSN Class B Stock would receive .54 share of supervoting Silver King Class B stock. The defendants in the actions include HSN, Silver King, Tele-Communications, Inc. ("TCI"), Liberty Media Corporation ("Liberty"), the directors of HSN (Barry Diller, James G. Held, Peter R. Barton, Robert R. Bennett, Leo J. Hindery, Jr., H. Norman Schwarzkopf and Mr. Eli Segal). Liberty, a subsidiary of TCI, owns 17.5 million shares (or 41%) of the HSN common stock and is the beneficial owner of all of the outstanding shares of HSN Class B stock, which represents approximately 80% of the voting power of the outstanding HSN stock. Messrs. Barton and Bennett are executive officers of Liberty. The foregoing actions have been consolidated for all purposes pursuant to an order by the court which specifies that the complaint in C.A. No. 15188 is the designated complaint in the consolidated action.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         HSN Shareholders Litigation (continued)

         The gravamen of the complaint in C.A. No 15188 is that the HSN directors breached their fiduciary duties by approving the merger agreement. Plaintiffs also claim that TCI and Liberty, by supporting the proposed merger, breached their asseted fiduciary duties as controlling stockholders of HSN. Specifically, plaintiffs allege that the proposed merger is designed to allow Silver King and, indirectly, TCI and Liberty to acquire HSN without paying adequate consideration to the public holders of HSN common stock by timing the transaction at a time when the price of HSN common stock is low and by ignoring the anticipated positive prospects of HSN. Plaintiffs further allege that TCI and Liberty will be unjustly enriched because, under the merger agreement, they would receive a premium for their shares of HSN Class B stock while retaining what plaintiffs assert to be a controlling interest in Silver King through their ownership of Silver King Class B stock. According to plaintiffs, Silver King has knowingly aided and abetted these alleged breaches of fiduciary duties. Plaintiffs seek to enjoin the consummation of the proposed merger or, should the proposed merger proceed, rescission or rescissory damages. Plaintiffs also seek unspecified compensatory damages, fees and costs. The consolidated action remains pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         DMX Shareholders Litigation

         In September 1996, a putative class action complaint was filed with the Delaware Court of Chancery in C.A. No 15206 by a stockholder of DMX Inc. ("DMX"). The complaint was filed following the announcement of a proposed business combination in which TCI Music, Inc. ("TCI Music"), a newly formed entity, would acquire DMX. The proposed business combination contemplates that the shareholders of DMX, including subsidiaries of TCI that currently own approximately 45% of DMX's outstanding stock, would receive shares of TCI Music Class A common stock having one vote per share and representing approximately 19% of TCI Music's outstanding shares. TCI would hold TCI Music Class B common stock having ten votes per share and representing approximately 81% of the TCI Music common equity outstanding immediately after the transaction. TCI would acquire those shares in exchange for consideration that includes DMX subscriber accounts held by TCI subsidiaries and equipment used by those subsidiaries to distribute the DMX music service to TCI subscribers. The defendants in the action include DMX, TCI and the directors of DMX (Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman and Menon Bhaskar). Mr. Fisher is a director of and a consultant to TCI.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

         DMX Shareholders Litigation (continued)

         The gravamen of the complaint is that the DMX directors would breach their fiduciary duties by approving the proposed business combination. Specifically, plaintiff alleges that, due to TCI's alleged control over the DMX board, the DMX directors are unwilling to negotiate with TCI to maximize the value for the public stockholders of DMX. Plaintiff claims that the proposed consideration to be paid the public stockholders of DMX is grossly unfair, inadequate and substantially below the fair value of DMX. Plaintiff seeks to enjoin the consummation of proposed business combination or, should the proposed transaction proceed, to rescind the transaction. Plaintiff also seeks unspecified rescissory and compensatory damages, fees and costs. The action remains pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Stockholders held on August 15, 1996, the following matters were voted upon by the stockholders of Tele-Communications, Inc.:

         1. To consider and vote upon a proposal to approve the Tele-Communications, Inc. 1996 Incentive Plan. Such proposal required the affirmative vote of a majority of the combined voting power of the outstanding shares of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock and Series C Preferred Stock, voting as a single class (1,296,135,693 votes for; 236,284,538 votes against and 9,329,731 abstentions), and a majority of the combined number of the outstanding shares of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock and Series C Preferred Stock, voting as a single class (430,927,200 shares for; 229,155,343 shares against and 9,096,775 abstentions).

         2. The election of John C. Malone to the Board of Directors by 98.8% of the votes cast at such meeting (1,524,946,505 for; 18,695,179 withheld), the election of Tony Coelho to the Board of Directors by 98.8% of the votes cast at such meeting (1,524,567,381 for; 19,074,303 withheld) and the election of Robert A. Naify to the Board of Directors by 99.0% of the votes cast at such meeting (1,528,032,431 for; 15,609,253 withheld). Election of directors required a plurality of the votes of the outstanding shares of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock, Class B preferred stock, Series C preferred stock, Series G preferred stock and Series H preferred stock voting as a single class. Additionally, subsequent to the meeting, Messrs. Donne F. Fisher, Kim Magness, John W. Gallivan, Jerome H. Kern and Bob Magness continued to serve as members of the Board of Directors subject to re-election over staggered three year terms.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.


Item 6.  Exhibit and Reports on Form 8-K.

         (a)     Exhibit -

                 (27.1)   Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

                        Date of                Item                Financial
                        Report               Reported           Statements Filed
                        -------              --------           ----------------
              July 2, 1996                    Item 5                  None
              August 5, 1996                  Item 2                  None
              September 3, 1996               Item 5                  None
              September 11, 1996              Item 5                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TELE-COMMUNICATIONS, INC.




Date:     November 14, 1996           By:    /s/ Stephen M. Brett
                                            ----------------------------------
                                                  Stephen M. Brett
                                                     Executive Vice President




Date:     November 14, 1996           By:    /s/ Bernard W. Schotters
                                            ----------------------------------
                                                  Bernard W. Schotters
                                                    Senior Vice President of
                                                      TCI Communications, Inc.
                                                      Principal Financial
                                                      Officer)



Date:     November 14, 1996           By:    /s/ Gary K. Bracken
                                            -----------------------------------
                                                  Gary K. Bracken
                                                    Senior Vice President of
                                                      TCI Communications, Inc.
                                                      (Principal Accounting
                                                      Officer)

                                 EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27.1)     Tele-Communications, Inc. Financial Data Schedule