Form 10-K
period 1996-12-31
TELE COMMUNICATIONS INC /CO/
filed 1997-03-28
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ____ to ____

Commission File Number 0-20421



                          TELE-COMMUNICATIONS, INC.
         ----------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


      State of Delaware                                 84-1260157
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      5619 DTC Parkway
     Englewood, Colorado                                       80111
----------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  (303) 267-5500

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

         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

         The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1997, was $12,415,086,846.

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held by subsidiaries), as of January 31, 1997, was:

Tele-Communications, Inc. Series A TCI Group common stock - 597,497,573 shares,

 Tele-Communications, Inc. Series B TCI Group common stock - 84,647,065 shares,

    Tele-Communications, Inc. Series A Liberty Media Group common stock -
                           228,558,926 shares, and

    Tele-Communications, Inc. Series B Liberty Media Group common stock -
                             21,187,969 shares.

                      Documents Incorporated by Reference
                      -----------------------------------

         Portions of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                           TELE-COMMUNICATIONS, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                         PAGE
                                                                         ----
                                    PART I

Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . .     I-  1

Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . .     I- 53

Item 3.   Legal Proceedings    . . . . . . . . . . . . . . . . . . .     I- 54

Item 4.   Submission of Matters to a Vote of Security Holders    . .     I- 62



                                   PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters    . . . . . . . . . . . . .     II- 1

Item 6.   Selected Financial Data    . . . . . . . . . . . . . . . .     II- 5

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations    . . . . . . . . .     II- 9

Item 8.   Financial Statements and Supplementary Data    . . . . . .     II-49

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure     . . . . . . .     II-49



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant   . . .    III- 1

Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . .    III- 1

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management     . . . . . . . . . . . . . . . . . . .    III- 1

Item 13.  Certain Relationships and Related Transactions   . . . . .    III- 1



                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K    . . . . . . . . . . . . . . . . .     IV- 1

                                 PART I.

Item 1.  Business.

         (a)     General Development of Business

         Tele-Communications, Inc. ("TCI" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. The Company also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies. The Company is a Delaware corporation and was incorporated in 1994. TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and its predecessors have been engaged in the cable television business since the early 1950's.

         On August 3, 1995, the stockholders of TCI approved an amendment to the Company's charter to (i) authorize two new series of common stock of the Company, designated the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share and the Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share (collectively, the "Liberty Group Stock"), and (ii) redesignate the Company's Class A Common Stock, par value $1.00 per share, as the Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share, and the Class B Common Stock, par value $1.00 per share, as the Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the Series A and Series B TCI Group Common Stock are referred to collectively herein as the "TCI Group Stock"). The Liberty Group Stock reflects the separate performance of "Liberty Media Group", which currently consists of the Company's businesses and investments in businesses that are engaged in: (i) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products and (ii) electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing. At December 31, 1996, the TCI Group Stock reflects the separate performance of the Company's businesses and assets ("TCI Group") not included in Liberty Media Group. The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution represented one hundred percent of the equity value attributable to Liberty Media Group.

         On March 12, 1997, the TCI stockholders approved an amendment to the Company's charter to authorize two new series of the Company's common stock, par value $1.00 per share (the "Common Stock"), (and a corresponding increase in the total number of authorized shares of Common Stock) to be designated Tele-Communications, Inc. Series A Telephony Group Common Stock and Tele-Communications, Inc. Series B Telephony Group Common Stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized.

         Upon authorization of the Telephony Group Stock and until shares of Telephony Group Stock are issued, the investments attributed to Telephony Group will be included in TCI Group. The TCI Group Stock will continue to reflect all of the assets, liabilities and common stockholders' equity value of the Company attributable to Telephony Group, in addition to the separate performance of the Company's domestic cable distribution business; telephony distribution and communications business (other than the investments attributed to Telephony Group); international cable, telephony and programming businesses; technology/venture capital business; and any other business of the Company not attributed to either Liberty Media Group or Telephony Group. As shares of Telephony Group Stock are issued and distributed or sold, the percentage of the common stockholders' equity value of the Company attributable to the Telephony Group that is reflected in the TCI Group Stock will be reduced accordingly.
The composition of Liberty Media Group was not affected by the authorization, and will not be affected by the issuance, of Telephony Group Stock.

         As of April 29, 1996, the Company and The News Corporation Limited ("News Corp.") formed two sports programming ventures. In the United States, the Company, through Liberty Media Group, and News Corp. formed the Liberty/Fox U.S. Sports LLC ("Fox Sports") into which the Company contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. The Company received a 50% interest in Fox Sports and $350 million in cash.

         Internationally, News Corp. and the Company formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. The Company, through Liberty Media Group and Tele-Communications International, Inc. ("TINTA"), owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. The Company contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. The Company also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24- hour sports services available via multichannel, multipoint distribution systems or cable television.

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds.

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into $625,796,100 in aggregate face value of shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock ("Exchangeable Preferred Stock") of Cable Sub. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group for each share of Exchangeable Preferred Stock exchanged.

         On October 10, 1996, Time Warner, Inc. ("Time Warner") and Turner Broadcasting System, Inc. ("TBS") consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted. Prior to the TBS/Time Warner Merger, the Company owned shares of TBS common stock and shares of a class of TBS preferred stock that were convertible into TBS common stock. In connection with the TBS/Time Warner Merger, the Company received approximately 50.6 million shares of a Time Warner security with limited voting rights (the "TW Exchange Stock") in exchange for its TBS holdings.

         Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc., a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner will be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites.

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King.
Such change in control of Silver King had been approved by the Federal Communications Commission ("FCC") in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired Home Shopping Network, Inc. ("HSN") by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.

         During 1996, the Company, through certain subsidiaries, issued $500 million in face value of 8.72% Trust Originated Preferred SecuritiesSM and $500 million in face value of 10% Trust Preferred Securities for aggregate net cash proceeds of $971 million. The Company used the proceeds from such issuances to retire commercial paper and to repay certain other indebtedness.

         During March 1997, the Company through certain subsidiaries, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. The Company used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

         At December 31, 1996, the Company, through various subsidiaries, owned approximately 45% of the outstanding common stock of DMX, Inc. ("DMX"). DMX is primarily engaged in programming, distributing and marketing a premium digital music service which provides 24-hour per day, commercial free, CD quality music programming. On February 6, 1997, the Company, DMX and TCI Music, Inc., a wholly-owned subsidiary of the Company ("TCI Music Co."), entered into an Agreement and Plan of Merger (the "TCI Music Co. Merger Agreement"). Pursuant to the TCI Music Co. Merger Agreement, DMX will become a wholly-owned subsidiary of TCI Music Co. Subject to DMX shareholder and regulatory approvals and to certain other conditions, the transactions contemplated by the TCI Music Co. Merger Agreement are expected to occur during the second or third quarter of 1997. However, no assurance can be given that such transactions will occur.

         Effective January 13, 1997, the Company issued a stock dividend to holders of Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned.

         During 1996, the Company announced that the Board had approved the filing of a request for a ruling from the Internal Revenue Service with respect to the tax-free nature of the distribution of its entire equity ownership interest in TINTA to holders of TCI Group Stock. The Board also approved the filing of a similar request with respect to the distribution of the Company's remaining equity ownership interest in Liberty Media Corporation, after giving effect to the Spin-Off, to holders of Liberty Group Stock. The Company cannot presently predict whether or when such distributions will occur.

         (b)     Financial Information about Industry Segments

         The Company is organized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital. Within the Domestic Cable and Communications line of business, the Company operates three strategic business units: Cable, Telephony and Internet. Relevant information with respect to the Company's International Cable and Programming unit, Technology/Venture Capital unit, Telephony unit and Internet unit are contained in the discussion of the Company's Cable and Communications unit due to their relative insignificance. Accordingly, the Company has significant operations principally in two industry segments: cable and communications services and programming services. Financial information related to the Company's industry segments can be found in the footnotes to the Company's consolidated financial statements found in
Part II of this report.

         (c)     Narrative Description of Business

         CABLE AND COMMUNICATIONS SERVICES

         Domestic Cable

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

         Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. Optical fiber, when used as an alternative to coaxial cable, can improve system reliability and provide for additional capacity which should enable the provision of incremental revenue-producing services. During 1992, the Company began upgrading and installing optical fiber in its cable systems.

         At December 31, 1996, approximately 68% of the Company's cable television systems had bandwidth capacities ranging from 400 megahertz to 750 megahertz, which generally permit a cable television system to carry from 54 to 112 analog channels, respectively. Compressed digital video technology converts on average as many as fourteen analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. The Company conducted a beta test of its digital cable television service in late 1996 and began offering such service to selected paying customers in three markets during the first quarter of 1997.

         Imedia, a small high technology firm, has developed a technology which represents a significant advancement in increasing the number of digital television programs delivered over a single satellite transponder or channel on a cable system. Without requiring any change in fielded digital receiving equipment in either the cable system headend or the customer's home, and without requiring significant upgrades to the existing cable plant, the introduction of Imedia's StatMux(TM) technology significantly increases the transportation capacity of the operator's system. The Company anticipates that it will incorporate such technology with its digital service in strategic cable systems during 1997.

         Service Charges. The Company offers a limited "basic service" ("Basic TV") (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service" generally ranges from $8.00 to $11.00, and the monthly service fee for the "expanded" tier generally ranges from $13.00 to $18.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately generally at $4.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

         As further enhancements to their cable services, customers may generally rent converters and/or remote control devices for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also a nonrecurring installation charge (which is limited by the FCC's rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

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

         Customer Data. TCI operates its cable television systems either through its operating divisions or through certain other subsidiaries or affiliated companies. Domestic basic and Pay-TV cable customers served by TCI and its consolidated subsidiaries are summarized as follows (amounts in millions):

                                                        Basic TV customers at December 31,
                                               ---------------------------------------------------
                                                 1996       1995       1994      1993       1992
                                               --------   --------   --------  --------   --------
Managed through the Company's
  operating divisions                            13.4       11.9       10.7       9.8       9.4
Other non-managed subsidiaries                    0.5        0.6        0.5       0.5       0.5
                                                 ----       ----       ----      ----      ----
                                                 13.9       12.5       11.2      10.3       9.9
                                                 ====       ====       ====      ====      ====

                                                       Pay TV subscriptions at December 31,
                                               ---------------------------------------------------
                                                 1996       1995       1994      1993       1992
                                               --------   --------   --------  --------   --------
Managed through the Company's
  operating divisions                            14.7       13.4       11.5       9.5       8.8
Other non-managed subsidiaries                    0.4        0.4        0.4       0.4       0.5
                                                 ----       ----       ----      ----      ----

                                                 15.1       13.8       11.9       9.9       9.3
                                                 ====       ====       ====       ===      ====

         TCI, its subsidiaries and affiliates operate cable television systems throughout the continental United States, Hawaii, Puerto Rico and Argentina and, through certain joint ventures accounted for under the equity method, have cable television systems and investments in the United Kingdom, other parts of Europe, Asia, Latin America and certain other foreign countries.

         In addition to cable television service, the Company provides satellite service to C-band satellite customers through its subsidiary Superstar/Netlink Group LLC ("Superstar/Netlink"). At December 31, 1996, Superstar/Netlink provided service to approximately 980,000 subscribers.

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

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise.
Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,200 of the Company's franchises expire within the next five years. This represents approximately twenty-seven percent of the franchises held by the Company and involves approximately 4.5 million basic subscribers.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and Internet service providers. Both the 1992 Cable Act and the Telecommunications Act of 1996 ("1996 Telecom Act") are designed to increase competition in the cable television industry. See Regulation and Legislation below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

         DBS. During 1996, the Company has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The Primestar partners distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. Prior to the Satellite Spin-off, the Company provided this satellite delivered service. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("Echostar"), transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television, Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Company expects that competition from DBS will continue to increase.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they wish to view DBS programming.

         Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS subscribers.

         Telephone Company Entry. The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation section. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The Company is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a few of the Company's franchise areas. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

         Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the regional bell operating companies.

         MMDS/LMDS. Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry was expected to accelerate its growth and its competitive impact. However, in 1996 telephone company support of MMDS appeared to diminish as both Bell Atlantic Corporation and NYNEX Corporation suspended their investments in two major MMDS companies. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully operational LMDS systems.

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

         Private Cable. The Company also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC is now considering new rules that would restrict or eliminate the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby potentially making it less expensive for SMATV competitors to reach those customers.

         In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

         The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States but, measured by the number of basic customers, the Company is the largest provider of cable television services.

         The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

         Regulation and Legislation. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

         The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Company's cable systems.

         Cable Rate Regulation. The 1992 Cable Act imposed extensive rate regulation on the cable television industry. All cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population subscribes to basic service) or the presence (measured collectively as 50% availability, 15% subscriber penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

         The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local subscribers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable
operators provide telecommunications service.   The 1996 Telecom Act  prohibits
LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

         Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

         Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act
provides a few limited exceptions to this buyout prohibition.   The "rural
exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of
the LEC's telephone service area.   The 1996 Telecom Act also provides the FCC
with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest (attributable for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors), with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems.

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

         The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction and could make commercial leased access a more attractive option for third party programmers.

         "Anti-Buy Through" Provisions. Federal law requires each cable system to permit subscribers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in December 2002, but the FCC may extend that period if deemed necessary.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to the Company.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators in 1997. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices or converter boxes. The former FCC proceeding is considering ownership of cable wiring located inside multiple dwelling unit ("MDU") complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the MDU owner, it will become easier for MDU owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter FCC proceeding is considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

         State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends
solely on whether the entity crosses public rights of way.   Federal law now
prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

         International Cable and Programming

         The Company, through TINTA, owns interests in companies that operate multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States. TINTA seeks to operate in markets with favorable regulatory environments and with long-term strategic partners. As of December 31, 1996, TCI owns 83% of the issued and outstanding stock of TINTA, representing 91% of the voting power of TINTA.

         Included among TINTA's distribution assets are an indirect 26.6% interest in Telewest Communications plc ("Telewest") and a 40% interest in Jupiter Telecommunications Co, Ltd. ("Jupiter"). Telewest and Jupiter provide cable television and residential and business cable telephony in the United Kingdom and Japan, respectively. TINTA also has a 51% ownership interest in Cablevision S.A., which provides cable television service in and around Buenos Aires, Argentina.

         TINTA's programming interests include a majority interest in Flextech p.l.c. ("Flextech"), a 33.3% interest in MultiThematiques, S.A. ("MultiThematiques") and a 50% interest in Jupiter Programming Co., Ltd. ("JPC"). Flextech provides multi-channel video programming to cable television and direct-to-home ("DTH") satellite providers in the United Kingdom through its interests in 14 programming channels. MultiThematiques and JPC provide multi-channel programming to cable television and DTH satellite providers in France and Japan, respectively. Certain of the MultiThematiques channels are also carried in Poland, Germany and Spain.

         Through certain other joint ventures with strategic partners, TINTA has distribution and programming interests in Puerto Rico, Chile, Poland, Ireland, Malta, Israel, France, Dominican Republic, Singapore, and New Zealand.

         Telephony

         The Company is currently in the developmental stage of its cable telephony business, which provides conventional telephone service via TCI's cable plant to residential and small business customers in certain of the geographic areas served by TCI's cable television systems. The Company is currently in the process of evaluating the customer acceptance and economic attractiveness of the residential telephony opportunity utilizing upgraded cable plant. As part of this evaluation, the Company began offering residential telephony service commercially in Hartford, Connecticut in October 1996 and in Arlington Heights, Illinois in January 1997. TCI is currently testing the provision of residential telephony service over its cable plant in Fremont, California, and anticipates commercially launching the service there in the first half of 1997.

         In addition, the Company has investments in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the "Sprint" brand (the "PCS Ventures"), and an investment in Teleport Communications Group Inc., a Delaware corporation ("TCG" or "Teleport"), which is a competitive local exchange carrier. The PCS Ventures include Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships"), and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% interest as a partner in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo. As of March 15, 1997, the Company has a 30.7% equity interest (which represents a 37.4% voting interest) in TCG.

         Sprint PCS is the largest broadband wireless personal communications services company in the United States in terms of total licensed "Pops," with licenses (including those owned by licensees that are affiliated or have agreed to affiliate with Sprint PCS (including PhillieCo)) to provide service to MTAs (or metropolitan trading areas) covering over 190 million Pops. The term "Pops" refers to the population covered by a license or group of licenses and, as used in this Form 10-K is based on the Donnelley Marketing Service estimate of the December 31, 1995 population of a geographic area. Sprint PCS is in the process of initiating wireless communications services nationwide under the Sprint brand name and, as of December 31, 1996, had eight markets operational. Teleport, the largest competitive local exchange carrier in the United States as measured by route miles, offers a wide range of local telecommunications services in major metropolitan markets nationwide, primarily to businesses, long-distance carriers and resellers, and wireless communications companies. TCI also holds a 50% partnership interest in Kansas City Fiber Network, L.P. and a 40% partnership interest in NHT Partnership, which are competitive access providers serving the Kansas City and Buffalo metropolitan areas, respectively. As part of its telephony business, the Company operates Western Tele-Communications, Inc., a wholesale provider of long distance, voice, data and other telecommunications services.

         Technology/Venture Capital

         The Company is a developer of, and an investor in, new television and telecommunications technologies and services. This role is carried out through investments in companies and joint ventures as well as internal development. Areas of technological development include set-top box functionality, architecture, performance and security of broadband networks and digital video compression. The development of new services is focused on broadening interactive services to the television, giving consumers access to a variety of new information and entertainment services and advertisers new opportunities to reach consumers.

         The Company owns and operates the National Digital Television Center ("NDTC") in Denver. This facility provides services to the cable television and satellite entertainment industries which include production, digital video compression, satellite uplinking and transponder management as well as signal authorization and encryption. The NDTC's "Headend in the Sky" ("HITS") provides cable operators with the ability to securely encrypt and control viewer access for analog and digital subscribers from a single centralized location. In addition to HITS, the NDTC contains 20,000 square feet of video production space and operates post production facilities in New York, Hollywood and Hong Kong.

         In January 1996, the Company acquired a controlling interest in United Video Satellite Group, Inc. ("UVSG"), which operates (i) Prevue Channel, the leading electronic programming guide, (ii) Superstar Satellite Entertainment, a direct-to-home C-band satellite provider, (iii) SpaceCom Systems, a satellite service provider to the paging industry and others, and (iv) UVTV, which distributes the superstation WGN and other networks to cable operators and satellite customers. UVSG also has a 70% interest in SSDS, Inc., which provides information technology consulting and software development services to large organizations with complex computer needs.

         ETC w/tci, Inc. ("ETC") was launched in February of 1996 to consolidate TCI's various education initiatives and focus on a growing market for the use of telecommunications technologies in education, training and communication. ETC provides a wide range of programs delivered via cable or satellite, addressing the needs of customers at school, in the office and at home. ETC w/CareerTrack, a subsidiary of ETC is a leading developer, producer and marketer of business and educational seminars and related publications.
ETC w/NSCI, another subsidiary of ETC, is a provider of conference and satellite-delivered staff development programming for educators. Ingenious, another subsidiary of ETC, is a developer of education software products designed to facilitate learning in the classroom. In addition, ETC manages the Company's investments in educational ventures such as The Lightspan Partnership, Inc. and Academic Systems Corporation.

         The Company's investment portfolio includes Acclaim Entertainment, Inc., a publisher of entertainment software, Netscape Communications Corporation, a provider of internet and intranet software and Antec Corporation ("Antec"), a producer and distributor of cable television equipment. The Company's investment in Antec was acquired through the February 1997 merger between Antec and TSX Corporation.

         Internet Services

         In May 1995, the Company and Kleiner Perkins Caufield & Byers ("KPCB") formed a new company, At Home Corporation ("@Home"), that develops high speed, next generation Internet services for homes and businesses over cable television systems and fiber optic networks. In August 1996, the Company, KPCB, Comcast and Cox consummated a series of transactions which resulted in the Company having a 45.35% equity interest (which represents a 76.77% voting interest in @Home). A key element of the @Home service is the underlying network. @Home proposes to operate a national, high speed, Internet Protocol-based network connecting to both information providers and cable operators on a turnkey basis. This national network will reach local customers through local headends. Distribution over cable systems based on both upgraded fiber/coaxial cable designs as well as older, non-upgraded systems using telephone return paths is planned. @Home affiliates plan to provide customers with the required broadband cable modem, which in turn connect to customers' personal computers using existing standard data communications interfaces. The Company began offering @Home to TCI customers in September 1996 and currently offers @Home in Arlington Heights, Illinois; Fremont, California; and Hartford, Connecticut. @Home's other cable partners are currently marketing high-speed Internet services in Orange County, California; Baltimore, Maryland; and Sarasota, Florida.

PROGRAMMING SERVICES

         Liberty Media Group, through Liberty Media Corporation ("Liberty") its subsidiaries and affiliates, is an investor in and manager of entities engaged in the production, acquisition and distribution through all available formats and media, including cable television systems, broadcast television stations, by C-Band satellite delivery systems ("C-Band") and by DBS to HSDs, on-line and interactive services, home video and traditional retail outlets, of branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. The various entertainment and information programming and programming-related businesses in which Liberty Media Group has interests fall into five categories: movie services; general entertainment and information services; sports programming services; broadcasting and satellite; and electronic retailing, which includes direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

         The following table sets forth Liberty Media Group's programming interests which are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of March 14, 1997 and, where applicable (or except as otherwise noted), assume conversion to common stock by the Company and, to the extent known by the Company, other holders. In some cases, Liberty Media Group's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.




---------------------------------------------------------------------------------------------------------------------
                                                                                                  LIBERTY MEDIA
                                         SUBSCRIBERS          SUBSCRIBERS                        GROUP ATTRIBUTED
                                          AT 12/31/96         AT 12/31/95         YEAR              OWNERSHIP
         ENTITY                             (000'S)             (000'S)         LAUNCHED                %
---------------------------------------------------------------------------------------------------------------------
                                                 MOVIE SERVICES
Encore Media Corporation                                                                            90%
    Encore                                  10,154              7,468              1991
    plex                                     1,120                475              1995
    Love Stories                             1,681                860              1994
    Westerns                                 3,261              1,517              1994
    Mystery                                  2,708              1,515              1994
    Action                                   1,664                834              1994
    True Stories                             1,660                832              1994
    WAM! America's Kidz
       Network                               1,661                833              1994

STARZ!                                       4,925              3,187              1994             48%(1)
STARZ!2                                        537                N/A              1996

Request TV                                  39,639(2)          32,242(2)           1985             40%(3)

Viewer's Choice                             44,889(2)          38,404(2)           1985             10%


----------------------------------------------------------------------------------------------------------------------
                                                                                               LIBERTY MEDIA
                                         SUBSCRIBERS          SUBSCRIBERS                    GROUP ATTRIBUTED
                                         AT 12/31/96          AT 12/31/95          YEAR          OWNERSHIP
               ENTITY                      (000'S)              (000'S)           LAUNCHED           %
----------------------------------------------------------------------------------------------------------------------
                                     ENTERTAINMENT AND INFORMATION SERVICES

Bay TV                                       1,390                1,200              1994             49%
BET Holdings, Inc. (NYSE-BTV)                                                                         22%
      BET Cable Network                     47,000               44,234              1980
      BET Action Pay-Per-View                9,000(2)             7,200(2)           1990
      BET on Jazz                            2,200                  N/A              1996
      BET Movies/STARZ!3                       N/A                  N/A              1997             36%

Court TV                                    26,453               20,646              1991             33%(3)

Discovery Communications, Inc.                                                                        49%
      Animal Planet                         14,900                  N/A              1996
      Discovery Channel                     70,556               66,534              1985
      The Learning Channel                  53,992               43,248              1980
      Discovery Science                           (4)               N/A              1996
      Discovery Civilization                      (4)               N/A              1996
      Discovery Travel & Living                   (4)               N/A              1996
      Discovery Kids                              (4)               N/A              1996
      Discovery Asia                         4,452                1,441              1994
      Discovery India                        4,625                  N/A              1996
      Discovery Japan                        1,500                  N/A              1996
      Discovery Europe                      13,018               11,075              1989
      Discovery Germany                  not available              N/A              1996
      Discovery Italy/Africa             not available              N/A              1996
      Discovery Latin America                6,251                  N/A              1996
      Discovery Kids-Latin America           1,200                  N/A              1996
      Discovery Channel Online                 N/A(5)               N/A(5)           1995

DMX Inc. (Nasdaq-TUNE)                                                                                10%(3)
      DMX                                   19,400(2)            18,250(2)           1991

E! Entertainment Television                 41,872               37,300              1990             10%(6)

International Channel                        7,355                7,062              1990             45%

International Family Entertainment,
  Inc. (NYSE-FAM)                                                                                     20%
      The Family Channel                    65,700               62,000              1977
      FIT TV                                11,800                5,610              1993             25%

MacNeil/Lehrer Productions                     N/A                  N/A                               67%

Odyssey (f/k/a Faith & Values               26,800               25,354              1993             49%
      Channel)

The Box Worldwide, Inc. (f/k/a
  Video Jukebox Network,                                                                               5%
  Inc.) (Nasdaq-BOXW)
      The Box                               22,189               22,241              1985

Time Warner Inc. (NYSE-TWX)                                                                            9%
      Time Warner/Turner Programming
        Services(7)

 ---------------------------------------------------------------------------------------------------------------------------
                                                                                                        LIBERTY MEDIA
                                                 SUBSCRIBERS           SUBSCRIBERS                     GROUP ATTRIBUTED
                                                 AT 12/31/96           AT 12/31/95         YEAR          ECONOMIC(8)
                     ENTITY                        (000'S)               (000'S)          LAUNCHED            %
 ---------------------------------------------------------------------------------------------------------------------------

                                                       SPORTS SERVICES
       REGIONAL SPORTS NETWORKS
             Fox Sports Arizona                       744                  N/A              1996              50%
             Fox Sports
               Intermountain West                     617                  559              1990              50%
             Fox Sports Midwest                     1,222                  670              1989              50%
             Fox Sports Northwest                   2,416                2,299              1988              50%
             Fox Sports Pittsburgh                  1,698                2,310              1985              50%
             Fox Sports Rocky
               Mountain                             1,690                1,690              1988              50%
             Fox Sports South                       5,228                4,768              1990              44%
             Fox Sports Southwest                   4,751                4,509              1983              50%
             Fox Sports West                        3,956(9)             4,560              1985              50%
             Fox Sports West 2                        N/A                  N/A              1997              50%
             Home Team Sports                       3,835                3,149              1984              17%
             SportsChannel Chicago                  2,707                2,533              1984              25%(3)
             SportsChannel Pacific                  4,083                3,553              1990              25%(3)
             SportsChannel
               Philadelphia/PRISM                   2,534                2,465              1983              17%(3)
             Sunshine Network                       3,706                3,582              1988              27%(3)

       NATIONAL SPORTS NETWORKS
             fX Network(10)                        31,136               24,664              1994              50%
             Fox Sports Americas                    1,682                1,524              1993              25%
             Fox Sports Direct(11)                  3,731                2,270              1989              50%
             Fox Sports Net                        23,632(2)               N/A              1996              50%
             NewSport                               7,623                6,279              1994              25%(3)
             Prime Network                         48,620(2)            50,325(2)           1989              25%(3)

       INTERNATIONAL SPORTS PROGRAMMING
             Fox Sports Australia                     171                   80                              12.5%
             Fox Sports Americas                    2,120                1,394                                25%
             STAR TV(12)                          220,200(12)                                               3.75%
             Torneos y Competencias, SA               N/A                  N/A                                 9%

-------------------------------------------------------------------------------------------------------------------------
                                                                                                     LIBERTY
                                                                                                      MEDIA
                                                                                                      GROUP
                                        SUBSCRIBERS AT       SUBSCRIBERS AT                         ATTRIBUTED
                                           12/31/96             12/31/95            YEAR             OWNERSHIP
               ENTITY                      (000'S)              (000'S)           LAUNCHED              %
-------------------------------------------------------------------------------------------------------------------------
                                           BROADCASTING AND SATELLITE
Superstar/Netlink                              981                  947               N/A               50%(13)

Netlink Wholesale                            1,364(14)            1,316(14)           N/A              100%

Southern Satellite Systems,                 66,735               62,495               N/A              100%
Inc.(15)

HSN, Inc. (f/k/a Silver King
  Communications, Inc.)                                                                                 21%(16)
    (Nasdaq-HSNI)
    SKTV, Inc.                              28,302(17)           28,000(17)           1986
    SF Broadcasting                          1,800(18)            1,800(18)

                                              ELECTRONIC RETAILING

HSN, Inc. (Nasdaq-HSNI)                                                                                 21%(16)
    HSN                                     70,694(2)(19)        69,189(2)(19)        1985              37%
    America's Store                         11,116(2)            12,000(2)            1986              37%
    ISN                                        N/A(5)               N/A(5)            1995              37%
    HSN-Germany                              7,000(2)               N/A               1996              11%
    Shop Channel (Japan)                       300(2)               N/A               1996              11%

QVC, Inc.                                                                                               43%(3)
    QVC, Network                            59,669(2)            54,611(2)            1986
    Q2                                      13,111(2)            13,031(2)            1994
    QVC-The Shopping                         5,750(2)             4,029(2)            1993
      Channel (UK)
    QVC-Germany                              4,500(2)               N/A               1996
    iQVC                                       N/A(5)               N/A(5)            1995


(1) An entity attributed to TCI Group owns a 50.1% interest in STARZ!; Liberty owns a 29.9% direct interest and Encore Media Corporation owns a 20% interest.

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

(4)      Digital services to be launched on TCI's digital ALL TV service.

(5)      Internet service.

(6) In connection with the exercise of a buy/sell provision triggered in October 1996, in which Comcast agreed to purchased Time Warner's interest in E!, Liberty agreed that its interest in E! will be subject to a put/call arrangement which replaces the prior buy/sell agreement. Beginning in 2002, Liberty will have the right to require E! to purchase, and E! will have the right to require Liberty to sell, its interest in E! at fair market value.

(7) Includes CNN, Cartoon Network, Headline News, TNT, Turner Classic Movies, TBS Superstation, CNNfn, CNN/SI, CNN International, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, TNT and Cartoon Network Asia, HBO, Cinemax, Comedy Central, HBO Ole, HBO Asia, TVKO and WB Television Network. Following consummation of the TBS/Time Warner merger on October 10, 1996, Liberty is no longer reporting subscriber numbers for these programming services.

(8) "Economic" interests and "ownership" interests may vary for certain sports services.

(9)      Prior years included subs now reported in Fox Sports-Arizona.

(10) fX Network is a general entertainment and sports network included in the Liberty/Fox Sports joint venture described below.

(11) f/k/a Liberty Satellite Sports, distributor of sports programming to C-Band and DBS markets.

(12) STAR TV is a satellite-delivered television platform. Programming services on STAR TV's platform include STAR Sports, STAR Plus, Phoenix Chinese Channel, STAR Movies and ZEE TV, among others. STAR TV reaches approximately 220 million people in Asia, India and the Middle East.

(13) UVSG, an entity controlled by the TCI Group, owns the remaining 50% interest.

(14) Aggregate number of units. Netlink Wholesale uplinks 6 broadcast stations.

(15)     Distributes TBS Superstation in the US and Canada.

(16) Mergers of Silver King Communications, Inc. ("Silver King") with Home Shopping Network, Inc. and Savoy Pictures Entertainment, Inc. were consummated in December 1996 and Silver King subsequently changed its name to HSN, Inc. ("HSNI"). Liberty owns direct and indirect interests in various HSNI and Home Shopping Network, Inc. securities which, if converted or exchanged for HSNI common stock would result in an ownership interest in HSNI of approximately 36.5%. See description of the Silver King transactions in "Broadcasting" below. Liberty holds nominal voting interest in HSNI.

(17) Number of television households in areas of SKTV, Inc.'s owned and operated broadcast stations.

(18) Number of television households in areas of SF Broadcasting's owned and operated broadcast stations.

(19)     Includes broadcast households and cable subscribers.

         Movie Services. Encore Media Corporation ("EMC") produces and distributes a variety of movie services. Its principal service is "Encore," launched in 1991, which primarily airs hit movies from the 1960s, 1970s and 1980s. As of December 31, 1996, the service was being offered by cable operators and other distribution technologies to approximately 34.5 million households, of which approximately 10 million subscribed to Encore. The service is generally offered as a single premium service or in conjunction with other premium services. In either case, the subscription price paid by the subscriber for Encore is generally lower than the prices charged for other premium movie services. During 1994, EMC launched six thematic multiplex services: "Love Stories," "Westerns," "Action," "True Stories," and "WAM! America's Kidz Network." As of December 31, 1996, the thematic multiplex services were available, primarily by DBS services such as DIRECTV and Primestar, as well as by cable operators and other distribution technologies, to approximately 6.5 million households. As of December 31, 1996, these generated subscriptions to approximately 12.6 million units (one household may subscribe to as many as 6 multiplex services, which would constitute 6 "units"). "plex," a cable service which offers theme-by-day movies, was launched by EMC in 1995. As of December 31, 1996, plex was being offered by cable operators and other distribution technologies to approximately 3.4 million households, of which approximately 1.1 million subscribed to plex. As of December 31, 1996, EMC's distribution was approximately 24 million total aggregate units (Encore, thematic multiplex services and plex).

         Cable operators and other distributors pay EMC a per subscriber fee for the services. EMC obtains rights to air movies by entering into film licensing agreements with the holders of distribution rights. EMC has entered into library agreements the majority of which extend beyond 2002 and several of which extend beyond 2005, with various distributors to exhibit certain films.

         "STARZ!" is a first-run premium movie programming service which is managed by EMC. As of December 31, 1996, STARZ! was offered by cable operators and other multi-channel video distribution technologies to approximately 25.1 million subscribers, of which approximately 4.9 million elected to receive STARZ!.

         As of December 31, 1996, approximately 53% of the subscribers electing to received STARZ! were customers of cable systems which purchase STARZ! pursuant to an affiliation agreement with Satellite Services, Inc. ("SSI"), a wholly owned subsidiary of TCIC. SSI purchases programming services from programming suppliers and then makes such services available to TCI's subsidiaries and affiliates. Customers served by cable television systems eligible to purchase programming services through SSI ("SSI Subscribers") represented approximately 24.5% of U.S. households which received cable or satellite delivered programming at December 31, 1996 (based on estimates by Paul Kagan Associates, Inc. of cable, C-Band, DBS and MMDS subscribers). To the extent that the ratio of SSI Subscribers to overall subscribers for any programming service in which the Liberty Media Group has an interest significantly exceeds 24.5%, such information is provided below.

         STARZ! is operated and distributed by a partnership ("QE+") owned 29.9% by Liberty Starz, Inc. ("Liberty Starz"); 50.1% by TCI Starz, Inc. ("TCIS"), an entity included in TCI Group, and 20% by EMC. The QE+ agreement provides that TCIS will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum aggregate capital contribution of $350 million (the "TCIS Contribution"). QE+ is obligated to pay TCIS a preferred return of 10% per annum on the first $200 million of the TCIS Contribution beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any amount of the TCIS Contribution in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ will be required to apply 75% of its available cash flow (as defined) to repay the TCIS Contribution and any preferred return payable thereon. To the extent QE+ has incremental cash requirements, TCIS and Liberty Starz will have the option to fund 50.1% and 49.9%, respectively, of any such additional capital requirements. To the extent TCIS and Liberty Starz elect to fund such additional capital requirements, EMC's interest will be proportionately diluted. As of December 31, 1996, the amount of the TCIS Contribution was approximately $203 million. EMC is paid a fee for managing the STARZ! service equal to 20% of the "managed costs" (as defined) of the service.

         In addition, effective July 1, 1995, Liberty Starz began earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. The Content Fee was approximately $3,735,000 for the year ended December 31, 1996 and $972,000 for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee is subordinated to the repayment of the TCIS Contribution, including any preferred return, and any other obligations of QE+ to its partners.

         Cable operators and other distributors pay STARZ! a per subscriber fee for the service. QE+ has entered into first run output agreements, the majority of which extend through 2003, where the license fees are contingent upon future production, sales and certain other criteria. In addition, EMC provides library programming for a fee to QE+ under a shared programming agreement.

         Liberty also has interests in "Request TV" and "Viewer's Choice" which provide pay-per-view movies and pay-per-view events to cable operators. Both Request TV and Viewer's Choice act as intermediaries between movie studios and event promoters, on the one hand, and cable operators, on the other hand, providing scheduling for movies to be sold on a pay-per-view basis, satellite distribution of such movies, marketing and promotion, and, in some instances, billing and collection services. For providing these services, they are paid a negotiated percentage of pay-per-view revenue generated by their respective affiliated cable operators.

         Entertainment and Information Services. "Bay TV" is a local news and entertainment service located in the San Francisco Bay area. Liberty acquired its interest in Bay TV in 1996. At December 31, 1996, Bay TV was received by approximately 1.4 million subscribers, approximately 80% of which were SSI subscribers.

         BET Holdings, Inc. ("BET") primarily operates cable television programming services and magazines targeted to the interests and concerns of African-Americans. "BET Cable Network" provides a broad mix of programming which is produced in-house or acquired from a variety of sources. The network's productions include hosted music video programs, talk shows, sports, news and public affairs, children's programs and comedy shows. Acquired programs include situation comedies, gospel music programs and sports and entertainment specials. "BET on Jazz," launched in January 1996, is an advertiser-supported basic cable network featuring jazz concerts, music videos and interviews with jazz artists. In June 1996, BET on Jazz began providing programming in the United Kingdom and South Africa. "BET Action Pay-Per-View" is a pay-per-view service which distributes films produced by major studios and independent film companies. BET also publishes Emerge magazine, retails a line of skin care products and musical recordings, and has ownership interests in BET Film Productions (a joint venture with EMC) and BET Pictures which produce low-budget feature length motion pictures.

         In September 1996 EMC, QE+ and BET formed BET Movies/STARZ3, a premium movie service dedicated to the development and exhibition of Black oriented feature length films. BET Movies/STARZ!3 launched in February 1997 to approximately 200,000 subscribers, all of which are SSI Subscribers.

         "Court TV" provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings. The Court TV service was received by approximately 26.5 million subscribers at December 31, 1996, approximately 26% of which were SSI Subscribers.

         Discovery Communications, Inc. ("Discovery") operates four business units. The first of these, Discovery Networks, U.S., consists of three advertiser-supported basic cable networks: "Discovery Channel," "The Learning Channel" and "Animal Planet"; and four newly created networks for the digital platform: "Discovery Science," "Discovery Civilization," "Discovery Travel & Living" and "Discovery Kids." Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. pay television homes. The Learning Channel provides a variety of educational and non-fiction programming. Animal Planet, launched in June 1996, offers a range of animal programming, including children's programs, game shows, comedies, dramas, feature films, wildlife documentaries, how-to pet care shows, event reportage and series featuring television's favorite animal heroes. The four digital networks were launched in 1996 on TCI's digital service, ALL TV.

         Discovery Networks International includes Discovery Europe, Discovery Asia, Discovery India, Discovery Latin America and the recently launched Discovery Kids-Latin America, Discovery Germany, Discovery Japan and Discovery Italy/Africa. Discovery's international networks serve more than 30 million customers in 140 countries outside the U.S. Discovery Enterprises Worldwide includes Discovery Channel Multimedia, Discovery Channel Online, Discovery Channel Video and Discovery Channel Publishing.

         The fourth Discovery business unit, Discovery Retail and Theme, operates 16 Discovery Channel Stores, 113 stores of The Nature Company and three Scientific Revolution stores in the US. Discovery also operates two locations of The Nature Company in Canada and two locations in the UK. Discovery purchased the assets of The Nature Company in June 1996. In addition to the stores, these assets included distribution facilities and The Nature Company's catalog business. The Nature Company is a specialty retail chain and mail order business providing products designed to enhance appreciation of the natural world. In October 1996, Discovery entered into an agreement with Sony to create in San Francisco a Discovery Channel Destination flagship store which will feature a combination of retailing and interactive, hands-on entertainment elements related to the programming concepts of Discovery.

         Discovery also operates Your Choice TV ("YCTV"). YCTV is a development stage business designed to take advantage of the promise of the digital television platform by offering increased access to popular television programs.

         In 1996, Discovery entered into a memorandum of understanding with the BBC to pursue the possibility of jointly developing and launching non-fiction networks in international markets. These networks would have access to the vast program libraries and strong brand identities of each partner. The agreement also calls for a program development relationship which would make Discovery the primary co-production partner of the BBC in North America.

         DMX Inc. is primarily engaged in programming, distributing and marketing a premium digital music service, "DMX," which provides 24-hour per day, commercial-free, CD quality music programming. DMX is delivered, for a monthly per subscriber license fee, by C-Band and DBS for distribution to residential and commercial subscribers. Both cable and DBS subscribers receive DMX through a specially designed tuner to their stereo systems. Approximately 61% of DMX's domestic enabled tuners are in the homes of SSI Subscribers.

         On February 6, 1997, TCI, DMX Inc. and TCI Music, Inc. ("TCI Music"), a wholly-owned subsidiary of TCI attributed to the TCI Group, entered into an Agreement and Plan of Merger (the "TCI Music Merger Agreement") pursuant to which DMX Inc. will become a wholly-owned subsidiary of TCI Music and each share of DMX Inc. common stock will be converted into the right to receive (i) one-half share of TCI Music Series A Common Stock ("TCI Music Common Stock") and (ii) one right (a "Right") with respect to each whole share of TCI Music Series A Common Stock (the "DMX Merger"). Each Right will entitle the holder to require TCI to purchase from such holder one share of TCI Music Common Stock for $4.00 per share (the equivalent of $2.00 per share of DMX Inc. common stock) payable at the election of TCI, in cash, a number of shares of TCI Group Stock or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger, the price of TCI Music Common Stock does not equal or exceed $4.00 per share for a period of at least 20 consecutive trading days. Assuming consummation of the DMX Merger, Liberty will own 3,029,531 Rights and 3,029,531 shares of TCI Music Common Stock, representing approximately a 2% equity interest and less than a 1% voting interest in TCI Music.

         "E! Entertainment Television" is a 24-hour network devoted to the world of celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs and exclusive live coverage of major awards shows and celebrity events.

         International Family Entertainment, Inc.'s ("IFE") principal business is "The Family Channel," an advertiser-supported basic cable television network that provides family oriented entertainment programming in the United States. In addition, IFE owns MTM Entertainment, Inc., a producer and worldwide distributor of television series and made-for-television movies and the owner of a significant library of television programming; FiT TV, an advertiser-supported health and fitness cable network; and Calvin Gilmore Productions, a producer of live musical variety shows.

         On April 22, 1996, IFE consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech pursuant to an agreement dated as of March 20, 1996. Flextech previously owned a 39% interest in The Family Channel (UK). As consideration for this transaction, IFE received cash and shares of Flextech's convertible, redeemable non-voting common stock. This common stock is convertible, under certain circumstances, beginning in June 1997 at IFE's option, into Flextech's voting ordinary shares which are listed on the London Stock Exchange. TINTA owns an interest in Flextech.

         "International Channel" is a basic cable service providing multi-lingual programming in the U.S. The International Channel is planning to launch several single language pay services designed primarily to serve viewers who use English as their second language. These services will be launched on the digital platform. Approximately 27% of International Channels' subscribers are SSI Subscribers.

         "Odyssey" (f/k/a The Faith & Values Channel), a national basic cable network, is managed by representatives of the National Interfaith Cable Coalition, a group of 64 U.S. denominations and faith groups. The channel provides its viewers with non-denominational religious and values-based entertainment and informational programming. Approximately 27% of Odyssey's subscribers are SSI subscribers.

         Time Warner is the world's leading media company, and has interests in three fundamental areas of business: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems.

         TBS is a diversified information and entertainment company. Through its subsidiaries, TBS owns and operates four domestic entertainment networks--"TBS Superstation," Turner Network Television ("TNT"), the Cartoon Network and Turner Classic Movies ("TCM"); four international entertainment networks--TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, and TNT & Cartoon Network Asia; and four news networks--Cable News Network ("CNN"), Headline News, Cable News Network International ("CNNI") and CNN Financial News Network ("CNNfn"). TBS produces and distributes entertainment and news programming worldwide, with operations in motion picture, animation and television production, home video, television syndication, licensing and merchandising, and publishing.

         On October 10, 1996, Time Warner and TBS consummated the TBS/Time Warner Merger whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock held could have been converted. After an extensive review of the transaction by the staff of the Federal Trade Commission ("FTC") and in order to eliminate certain concerns raised by the FTC staff regarding possible effects of the transaction, Time Warner, TBS, TCI, and Liberty entered into an Agreement Containing Consent Order with the FTC, dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). The FTC Consent Decree received final approval by the FTC on February 7, 1997 following public comment. Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock to be received by it in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one- hundredth (1/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock have no other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock is convertible at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings.

         Subject to a number of conditions including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the holders of Liberty Media Group stock, TCI agreed to the FTC Consent Decree that it would distribute in the form of a stock dividend (the "Spin-Off") to the holders of Liberty Media Group stock the stock of a separate company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary attributed to Liberty Media Group that distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of the Company's ownership interest in Time Warner will be restricted until the Spin-Off occurs, at which time such restriction will be eased for Spinco. The FTC Consent Decree also contains provisions imposing certain separations between Spinco, TCI and Liberty.

         If the Spin-Off occurs, the FTC Consent Decree requires certain control stockholders of TCI to exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corproate transactions involving Spinco.

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The Contract Option will be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained. On the date of grant, Time Warner will issue to Southern, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable at Time Warner's option in cash or TW Exchange Stock. If Time Warner exercises the Contract Option and enters into the Distribution Contract, Time Warner will be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract.

         "The Box" is a viewer interactive music video service produced by The Box Worldwide, Inc. (f/k/a Video Jukebox Network, Inc.) ("VJN") and offered through cable television systems and low-power television stations. Viewers may select the music videos they desire to watch by calling a designated 900 or 976 telephone number, in which case they pay a fee to VJN for their selections. Alternatively, viewers may passively view the music videos selected by others, in which case there is no additional charge for the service.

         MacNeil/Lehrer Productions ("MLP") is the primary producer of the "News Hour" on PBS and a producer of other high-quality documentary and public affairs programming. Liberty is attempting to increase the level of production at MLP by finding new markets for MLP documentary and public affairs programming. These markets may include cable, as well as broadcast networks, on line services and CD-ROM applications.

         Sports Programming Services.      As of April 29, 1996, Liberty Media
Group, News Corp. and TINTA formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed the Liberty/Fox U.S. Sports LLC ("Fox Sports") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fX cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

         Internationally, News Corp. and a limited liability company ("Liberty/TINTA") formed by a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia, the United Kingdom, Japan and New Zealand where prior arrangements presently preclude collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, (renamed Fox Sports Americas) a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         In connection with the TBS/Time Warner Merger, TBS sold its interest in Fox Sports South (formerly, SportSouth Network), a regional sports cable network, to Fox Sports for approximately $60 million. Additionally, Time Warner granted Liberty an option (the "Sunshine Option") to purchase Time Warner's interest in Sunshine Network, a Florida- based sports cable network, for approximately $14 million. Liberty has contributed the Sunshine Option, which has not yet been exercised, to Fox Sports.

         Affiliated Regional Communications Ltd. ("ARC") is a partnership through which interests in several of the regional sports networks are held.
In 1996, prior to the formation of Fox Sports, Liberty's interest in ARC increased from approximately 65% to approximately 87%. Following the contribution of ARC to Fox Sports, on March 13, 1997, Fox Sports increased its economic interest in ARC to 100%, resulting in a proportionate increase in the Liberty Media Group's attributed economic interest in the sports networks owned through ARC.

         Regional Sports Programming Services. Fox Sports has varying interests in 15 regional sports networks (the "Sports Networks"), which acquire, develop, produce, syndicate and distribute sports programming of primarily local and regional interest by satellite to cable television operators, to other multi-channel video programming distributors, and to HSD owners, in specified geographic areas. The following table sets forth for each of the Sports Networks the state service areas and significant teams with respect to whose games the network currently has programming rights:

Sports Network                                   Service Area                    Current Teams
--------------                                   ------------                    -------------
Fox Sports Arizona                                 AZ                        Arizona Diamondbacks
                                                                             Phoenix Coyotes
                                                                             Arizona State University
                                                                             University of Arizona

Fox Sports Intermountain West                      ID, MT,                   Utah Jazz
                                                   NV, UT,
                                                   WY

Fox Sports Midwest                                 IA,IL,                    Indianapolis Pacers
                                                   IN, MO                    St. Louis Cardinals
                                                                             St. Louis Blues

Fox Sports Northwest                               AK, ID,                   Seattle Mariners
                                                   MT, OR,                   Seattle Supersonics
                                                   WA                        Big Sky Conference
                                                                             Oregon State University
                                                                             University of Oregon
                                                                             University of Washington
                                                                             Washington State University

Sports Network                                 Service Area                  Current Teams
--------------                                 ------------                  -------------
Fox Sports Pittsburgh                              PA, OH                  Pittsburgh Penguins
                                                   WV                      Pittsburgh Pirates
                                                                           Pittsburgh Lumberjacks
                                                                           University of Pittsburgh

Fox Sports -Rocky Mountain                         CO, KS,                 Colorado Avalanche
                                                   NE, NM                  Colorado Rockies
                                                   SD, WY                  Denver Nuggets
                                                                           Kansas City Royals
                                                                           Colorado State University
                                                                           Denver University
                                                                           US Air Force Academy

Fox Sports -South                                  AL, GA,                 Atlanta Braves
                                                   MS, NC,                 Atlanta Hawks
                                                   SC, TN                  Charlotte Hornets
                                                                           Southeast Conference
                                                                           Atlantic Coast Conference
                                                                           Southern Conference
                                                                           Ohio Valley Conference

Fox Sports Southwest                               AR, LA,                 Dallas Mavericks
                                                   NM, OK,                 Houston Aeros
                                                   TX                      Houston Astros
                                                                           Houston Rockets
                                                                           Dallas Stars
                                                                           Texas Rangers
                                                                           San Antonio Spurs

Fox Sports West                                    CA,HI                   Los Angeles Lakers
                                                   NV                      Los Angeles Kings
                                                                           California Angels
                                                                           University of Southern California
                                                                           UCLA
                                                                           San Diego State University
                                                                           Pepperdine University
                                                                           Long Beach Ice Dogs
                                                                           Anaheim Piranha

Fox Sports West 2                                  CA, HI,                 Anaheim Mighty Ducks
                                                   NV                      Los Angeles Dodgers
                                                                           Los Angeles Clippers
                                                                           University of Southern California
                                                                           UCLA
                                                                           Pepperdine University

Home Team Sports                                   DC, DE,                 Baltimore Orioles
                                                   MD, NC,                 Washington Bullets
                                                   PA, VA,                 Washington Capitals
                                                   WV                      Colonial Conference
                                                                           Atlantic 10 Conference
                                                                           Atlantic Coast Conference

SportsChannel Chicago                              IA, IL,                 Chicago Blackhawks
                                                   IN, WI                  Chicago Bulls
                                                                           Chicago White Sox
                                                                           University of Notre Dame
                                                                           Big 10 Conference

Sports Network                                 Service Area                  Current Teams
--------------                                 ------------                  -------------
SportsChannel Pacific                              CA, NV,                 Golden State Warriors
                                                   HI                      Oakland A's
                                                                           Sacramento Kings
                                                                           San Francisco Giants
                                                                           San Jose Sharks
                                                                           Stanford University
                                                                           University of Cal-Berkeley

SportsChannel Philadelphia/PRISM                   DE, NJ,                 Philadelphia Flyers
                                                   PA                      Philadelphia Phillies
                                                                           Philadelphia 76ers
                                                                           Atlantic 10 Conference
                                                                           Big East Conference

Sunshine Network                                   FL                      Orlando Magic
                                                                           Florida State University
                                                                           Tampa Bay Lightning
                                                                           Florida Marlins
                                                                           Miami Heat
                                                                           Orlando Predators
                                                                           Tampa Bay Storm
                                                                           Florida Bobcats
                                                                           Sunshine State Conference
                                                                           University of Florida
                                                                           Orlando Solar Bears

         Fox Sports has entered into multi-year agreements granting rights to Fox Sports Net for national distribution of certain sports events of the PAC-10 Conference, Big 12 Conference and Conference USA, which will be distributed in part through the Sports Networks and in part through other distribution media.

         In November 1995, Fox Sports entered into a 4-year, non-exclusive agreement with Major League Baseball ("MLB"), commencing with the 1997 regular season games, for 2 cable-exclusive nights per week for 26 weeks for national distribution. MLB games will be carried on fX and through Fox Sports Net, the Sports Networks.

         The Sports Networks derive revenue from two principal sources: (1) fees paid by multichannel video programming distributors pursuant to affiliation agreements entered into with the Sports Networks and (2) the sale of advertising time to local, regional and national advertisers plus infomercials. Each cable operator or other distributor is typically charged a monthly fee per subscriber in its systems receiving the programming service, which fees vary depending on whether the service is offered as a basic, expanded basic or Pay-TV service and the proximity of the cable system to the venue of the major sporting events distributed by the network. The affiliation agreements generally provide for limited increases during their term in the fees charged by the networks.

         In addition to owning interests in and operating the Sports Networks, Fox Sports also provides various services to affiliated and non-affiliated networks. Fox Sports, through Fox Sports Direct, acts as a marketing agent to C-Band HSD owners and distributors to C-Band HSD owners for certain of the Sports Networks with which it is affiliated. In addition, Fox Sports provides support services, such as master control and satellite uplinking services, and certain program scheduling, post-production and editing services, to certain of its affiliated networks.

         Each of the Sports Networks sells advertising time to local, regional and national advertisers. In general, each network's own sales force markets and sells advertising time to local and regional advertisers, which accounts for approximately 60% of the total advertising revenue of the Sports Networks. The remaining 40% of such advertising revenue is sold nationally through Fox Sports Net Sales, a national advertising group headquartered in New York. Advertising revenue as a percentage of each network's total revenue varies from network to network, with the more established networks generally deriving a greater percentage of their revenue from advertising sales than the newer networks with fewer subscribers.

         The cost of acquiring sports programming rights and production of events are the principal expense categories of the Sports Networks. The Sports Networks typically enter into rights contracts with one or more professional sports teams in their regions and acquire rights to collegiate sporting events through arrangements with regional conferences, individual schools and programming syndicators. The duration of the rights agreements with the professional teams ranges from one to fifteen years. The rights contracts for collegiate sporting events typically range from two to five years. Pursuant to the professional sports rights agreements, the Sports Networks usually acquire the exclusive right to distribute via cable and other forms of pay television, in their respective regions, a specified number of games that are not subject to national cable or broadcast contracts. In some cases, the contract requires the network to exhibit a minimum number of games and permits exhibition of additional games, up to a fixed maximum number. The arrangements with respect to collegiate sports are more varied, but usually provide exclusive regional cable distribution rights (other than via free over-the-air broadcast television) to a specified number of events. Both professional and collegiate rights granted under such agreements are generally subordinate to rights granted under league or conference national broadcast and national cable contracts. The fee arrangements for the rights granted to the Sports Networks under the professional and collegiate sports agreements also vary from contract to contract. In most cases, the contract provides for a charge per game or event, subject to limited increases over the term of the contract, with either a minimum annual exhibition requirement or a minimum payment requirement or both. In certain recent cases a Sports Network has also acquired broadcast or radio rights to professional teams or collegiate events and has sub-licensed such rights to broadcast or radio distributors. Certain factors such as player strikes, bankruptcy of leagues or individual teams, or team relocations may have an adverse effect on the revenue of the Sports Networks.

         The value of the exhibition rights granted under sports rights contracts, and in some cases the financial commitments incurred thereunder, are subject to certain contingencies that are not within the control of the Sports Networks, such as the relocation of a professional team to a different region, changes in the schools participating in a particular collegiate conference, the terms of applicable national broadcast or cable contracts, and the rules and regulations of the applicable professional or collegiate league, conference or association.

         As the Sports Networks are regional in nature, to the extent that TCI is the predominant cable provider in a specific region, the percentage of SSI subscribers to certain of the Sports Networks may significantly exceed 24.5%.

         National Sports Programming Services. "Fox Sports Net" a national service, distributing network programming to the Sports Networks, other regional sports networks, and certain other local cable or broadcast affiliates. It consists of sports news, professional and collegiate sports events and other sports programming not subject to territorial restrictions (including the national MLB games referred to above), college football and basketball games, (including games from the PAC-10, Big 12 and Conference USA packages referred to above), college baseball, professional tennis, auto racing, soccer, golf, boxing and skiing. Fox Sports Net has recently created a sports news program, "Fox Sports News," which is part of the Fox Sports Net network programming. The establishment of Fox Sports Net allows Fox Sports to supplement the local and regional sports programming on each Sports Network with high quality national sports programming.

         "Prime Network" is another national sports service. Several Sports Networks are contractually obligated to carry certain programming from Prime Network. Prime Network primarily supplies secondary sports programming, also used to supplement the Sports Networks programming service.

         "NewSport" is a national service primarily dedicated to the production and delivery of sports news and related programming. NewSport is distributed primarily to regional sports networks to be used as either backdrop programming or a stand-alone second service. The term "backdrop service" is used to distinguish between original programming produced by a regional sports network and ancillary programming purchased by a regional sports network from others to supplement its programming service.

         "fX" is a general entertainment channel that will be featuring MLB games once a week and the syndicated series of NYPD Blue, X-Files, Picket Fences along with a number of other high-quality series. Approximately 37% of the subscribers to fX are SSI Subscribers.

         In January 1997, Fox Sports entered into a six-year agreement to clear broadcast of certain Fox Sports programming on WBIS, a New York City broadcast station. Fox Sports will provide up to 25 hours per week of its sports programming during WBIS's sports programming block in the evenings and on weekends, including its "Fox Sports News" and other national sporting event programming. Fox Sports paid a fee to WBIS for broadcast of the sports programming and will be entitled to a share of the net advertising revenue derived from such programming.

         Competition-Programming Companies. The business of distributing pro-gramming for cable television is highly competitive. The number of analog channels available to the average subscriber of a domestic cable television system is 60 or less. The various sports, entertainment and information Programming Companies described above in which Liberty Media Group has interests (the "Programming Companies") directly compete with other programming services for distribution on a limited number of cable television channels and, when distribution is obtained, the programming offered by the Programming Companies competes, in varying degrees, for viewers and advertisers with other cable programming services and off-air broadcast television, radio, print media, motion picture theaters, video cassettes, internet services and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and effectiveness of marketing efforts. With the advent of new compression technologies, which are intended to increase channel capacity, competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace thereby increasing competition for subscriber fees and advertising revenue. No predictions can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity.

         In addition to competition for cable distribution, viewers and advertisers, the Programming Companies also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, the Programming Companies compete for national rights principally with the national broadcast television networks; a number of national cable services that specialize in or carry sports programming; television "superstations," which distribute sports and other programming to cable television systems by satellite; and with independent syndicators that acquire and resell such rights nationally, regionally and locally. They also compete for local and regional rights with those competitors, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service areas for the right to distribute a number of such teams' games on their systems. Four professional sports leagues have each entered into agreements with national DBS distribution outlets for the distribution of selected league games. With respect to the acquisition of non-sports programming (such as syndicated programs and movies) which is not produced by or specifically for the Programming Companies, competitors include the national broadcast television networks, local broadcast television stations, suppliers of pay-per-view programs and other cable program suppliers.

         As set forth in Regulation-Programming Companies below, the FCC's "financial interest and syndication" rules had limited the ability of the three major broadcast networks to distribute network programs through syndication to broadcast stations and to acquire certain financial interests or domestic syndication rights in first-run non-network programs. However, the FCC repealed these rules in September 1995. Elimination of these restrictions permits a myriad of broadcast station/network production/exhibition arrangements, further increasing competition to the Programming Companies in the acquisition and sale of programming.

         In a series of decisions, federal courts had invalidated the statute prohibiting telephone companies from providing video programming and other information directly to subscribers in their telephone service areas. Although those decisions had been subject to review, telephone companies had begun to invest in and/or form entities for the production and/or acquisition of programming. Such entities will provide further competition to the Programming Companies in the creation, acquisition and/or sale of programming. The 1996 Telecom Act eliminated that statutory prohibition and any remaining uncertainty. Therefore telephone company investment in, development of, and/or acquisition of programming may be expected to continue and may increase. However, the telephone companies through their entry into video distribution could increase the number of outlets for programming sold by the Programming Companies.

         Satellite Transponder Agreements. The Programming Companies lease satellite transponders under varying terms on both domestic and international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected," "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite and should a satellite fail completely, all of the lessees' "protected" services would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Liberty Media Group has no control, including the market demand for additional transponder capacity by other prospective users and the normal uncertainties surrounding the launch of new satellites and the on- orbit failure of existing satellites, which, collectively, determine the future price of satellite transponders as the demand versus supply ratio fluctuates. Although the Company believes that the Programming Companies have taken reasonable steps to ensure its continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of Liberty Media Group.

         The Company began deployment of compressed digital video transmission in Hartford, CT, during 1996. This technology converts on average as many as fourteen analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The industry is currently developing standards for sending and receiving compressed signals. Several of Liberty Media Group's transponder leases provide the right to use the transponders to provide compressed services. Use of compressed service may result in greater transponder capacity.

         Regulation-Programming Companies. The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services and to some extent the programming services themselves. Cable television systems are also regulated by municipalities or other state and local government authorities. Municipalities generally have the jurisdiction to grant and to review the transfer of franchises, to review rates charged to subscribers, and to require public, educational, governmental or leased-access channels, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the Programming Companies, and such regulatory carriage requirements could adversely affect the number of channels available to carry the Programming Companies.

         The 1992 Cable Act expanded greatly the scope of federal and local regulation. Liberty Media Group believes that the legislation taken as a whole and as presently implemented is having a material adverse impact upon the cable industry in general and upon Liberty Media Group's programming operations specifically.

         The 1996 Telecom Act, also made significant changes in the regulation of and competition among telecommunications-related industries, including the cable television industry. See "Cable and Communications Services--Domestic Cable--Regulation and Legislation" above, for a more detailed summary of such changes. Among other things, the 1996 Telecom Act eliminated the statutory prohibition of telephone companies providing video programming in their service areas; established a regulatory alternative for open video systems; eliminated rate regulation of cable programming service tiers immediately for small cable systems and on March 31, 1999, for all cable systems; extended the program access and anti-discrimination rules to satellite cable programming vendors owned by telephone companies and other common carriers; and imposed closed-captioning requirements for video programming. A number of provisions of the 1996 Telecom Act remain subject to implementation through rulemaking proceedings by the FCC. Certain of the more significant areas of regulation imposed by the 1992 Cable Act as revised by the 1996 Telecom Act that relate to or may affect programming operations are discussed below.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS services on terms and conditions that do not unfairly discriminate among such technologies. The 1996 Telecom Act has extended this requirement to programming services in which telephone companies and other common carriers have attributable ownership interests.

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

         The FCC's rate regulations permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs to the extent such increases exceed the rate of inflation. In 1995, the FCC adopted an alternative methodology for adjusting regulated rates to account for such cost increases and for the costs of adding channels which provides cable operators with increased flexibility to recover such costs. Cable television systems also may adjust rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming.

         The FCC's rate regulations have impaired the willingness and ability of cable operators to add programming services and to invest in additional cable plant to expand channel capacity. Consequently, the cumulative impact of the FCC's rate regulation is likely to continue to have an adverse impact on Liberty Media Group's programming interests.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. Cable operators are required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcasters' signals. Local and distant broadcasters can require cable operators to make payments as a condition to carriage of such broadcasters' station on a cable system. (Established "superstations" were not granted such rights.) Alternatively, commercial broadcasters have the right to deny such carriage unless they grant retransmission consent.

         The 1992 Cable Act also imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right, as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry and, depending on a cable system's channel capacity, non-commercial television broadcast signals. In July 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to choose "must carry" status. HSNI's full- time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee. A petition for reconsideration of the FCC's ruling currently remains pending before the FCC, which petition has been opposed by HSNI. The United States Supreme Court is currently reviewing the constitutionality of the must carry regulations and is expected to rule on their constitutionality in 1997. The "must-carry" and "retransmission consent" statutory provisions and regulations remain in effect pending the outcome of these ongoing judicial proceedings. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access, could adversely affect some or substantially all of the Programming Companies by limiting the carriage of such services in cable systems with limited channel capacity. As a result of "must carry," HSNI has experienced increased cable distribution of its programming due to an increase in the number of cable systems that carry HSNI programming.

         On February 4, 1997, the FCC released revised rules for calculating the maximum rate for leased commercial access to tiered channels. The newly-adopted formula yields a lower maximum rate than the current rate such that the use of leased access may be expected to increase, thereby further restricting the channel capacity available for carriage of the Programming Companies.

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

         In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules may limit carriage of Liberty Media Group's programming services on certain systems of cable operators affiliated with Liberty Media Group. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Closed Captioning Regulation. The 1996 Telecom Act also requires the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On January 17, 1997, the FCC released proposed new rules which would require substantial closed captioning. Depending upon the rules and implementation schedule ultimately adopted by the FCC, the Programming Companies may incur significant additional costs for closed captioning.

         Voluntary Parental Television Guidelines. On January 17, 1997, the National Association of Broadcasters, the National Cable Television Association, and the Motion Picture Association of America submitted a joint proposal to the FCC proposing a voluntary ratings system for video programming. Under this proposal, television programming would be rated according to one of the six following categories: TV-Y (designed for all children), TV-Y7 (designed for children age 7 and above), TV-G (designed for all ages), TV-PG (parental guidance suggested), TV-14 (parents strongly cautioned, programming may contain material that many parents would find unsuitable for children under 14 years of age), and TV-M (mature audience only, programming may be unsuitable for children under 17 years of age). The FCC requested comment on this proposal on February 7, 1997. Under Sections 551(b) and 551 (e)(1)(A) of the 1996 Telecom Act, the FCC, in consultation with public interest groups and interested individuals from the private sector, has the authority to prescribe television rating guidelines and procedures if the voluntary industry proposal is not "acceptable."

         Several petitions filed with the FCC seeking reconsideration of various aspects of the regulations implementing the 1992 Cable Act remain undecided. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. The FCC also has initiated numerous rulemakings to implement the 1996 Telecom Act. The Company is uncertain how the courts and/or FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all are subject to revision at the discretion of the appropriate governmental authority.

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

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. Certain satellites are more valuable than others to cable television programmers based on whether a particular satellite is used by other programmers of popular cable services. Factors that may affect the Programming Companies' ability to meet their transponder needs in the future include the market demand for additional transponder capacity by other prospective users and the normal uncertainties surrounding the launch of new satellites and the on-orbit failure of existing satellites, which, collectively, determine the future price of satellite transponders as the demand versus supply ratio fluctuates. Under current policy, the carriers from whom the Programming Companies obtain transponder services are not subject to the market exit provisions of Section 214 of the Communications Act of 1934, as amended (the "Communications Act"), and may therefore cease providing communications services to customers on short notice, provided that such action is just, reasonable and non- discriminatory, and subject to any additional rights or remedies to which the customer and the carrier may have agreed. The Company has no reason to believe that such service providers have any intention to cease providing transmission services via their respective satellite systems.

         The FCC also grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. A number of the Programming Companies, as well as HSN and Southern, have been granted licenses for the construction and operation satellite uplink facilities and others obtain satellite uplink services from established service providers.

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

         The FCC eliminated these rules in September 1995. Elimination of these restrictions permits a myriad of broadcast station/network production/exhibition arrangements that only cable operators and the major broadcast networks (to the extent of distributing to cable and satellite programmers) were permitted to undertake, further increasing competition to the Programming Companies in the acquisition and sale of programming. The grant of expanded syndication powers to the three major networks could lessen the attractiveness and/or availability of the major networks' programming to cable system operators and programmers because they would have to compete directly for such programming with broadcast stations and could be less likely to secure cable/broadcast network exclusive distribution and other arrangements.

         Broadcasting. Netlink USA, ("Netlink") a subsidiary of the Company atrributed to the Liberty Media Group, has two lines of business: packaging, marketing and distributing programming to the U.S. C-Band market (the "Retail Business"); and uplinking the signals of broadcast television stations to C-Band packagers and cable systems (the "Wholesale Business").

         Effective April 1, 1996, UVSG, an entity controlled by the TCI Group, and Netlink combined the Retail Businesses of Netlink and Superstar Satellite Entertainment ("Superstar"), another large distributor of programming to the C-Band market, owned by UVSG. The resulting venture, Superstar Netlink Group LLC ("Superstar/Netlink"), owned 50% by each of UVSG and Netlink, is the nation's largest provider of programming to C-Band customers with approximately 42% of the C-Band market. This includes approximately 36,000 subscribers added through Superstar/Netlink's acquisition in 1996 of the retail C-Band business of Jones Satellite Programming. Liberty Media Group retained 100% ownership of the Wholesale Business of Netlink ("Netlink Wholesale").

         Superstar/Netlink acquires rights to market various satellite-transmitted programming, including services such as ESPN, CNN, HBO, WTBS and Discovery Channel, to C-Band HSD households. Superstar/Netlink offers C-Band HSD households various packages of programming for monthly, quarterly, semi-annual and annual subscription periods. Once a subscriber has ordered service by telephone or through a C-Band HSD retailer, Superstar/Netlink transmits an authorization code to the customer's descrambler, allowing customers to receive the programming.

         Superstar/Netlink markets its C-Band services through direct retail efforts and satellite equipment dealers. During 1996, approximately 29% of Superstar/Netlink's new subscribers were generated through satellite equipment dealers. During 1996, Superstar/Netlink paid commissions to more than 6,000 dealers. Direct marketing includes advertising in publications targeted at C-Band HSD households, telemarketing and direct mail.

         During 1996, Netlink Wholesale uplinked and sold the signals of six broadcast television stations to C-Band packagers and cable systems in the U.S. As of December 31, 1996, approximately 613,000 C-Band HSD households subscribed to one or more of such stations offered by Netlink Wholesale through C-Band packagers and cable companies. The C-Band packagers and cable companies pay Netlink Wholesale a fee for the right to sell these services to their customers.

         Competition-Netlink. Superstar/Netlink competes with other C-Band program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of Superstar/Netlink's sales are generated through C-Band HSD dealers, Superstar/Netlink also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the C-Band market faces significant competition from cable television as well as DBS services, which were launched in 1994. DBS uses higher power Ku-Band frequencies that can be received by significantly smaller HSDs than HSDs that receive C-Band frequencies. Because of the smaller dish size, DBS may be more widely accepted than C-Band systems in urban markets. The Company believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1996, the C-Band industry decreased 4% to 2.3 million subscribers.

         During 1996 Netlink Wholesale leased six satellite transponders on an "unprotected" or "transponder unprotected" basis on a communications satellite. Netlink Wholesale has "seniority status" on such satellite transponders which results in Netlink Wholesale having favorable ranking should transponders be required to restore a "protected" service. See "Satellite Transponder Agreements" above.

         In uplinking and selling the signals of broadcast television stations in the U.S., Netlink Wholesale is subject to the FCC regulations and Copyright Act provisions described below under "Transmission of TBS Superstation ("WTBS")--Regulation--Southern". Pursuant to such regulations, Netlink Wholesale may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network. Netlink Wholesale has entered into an agreement in principle with representatives of the National Association of Broadcasters and of its television network affiliate members to identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon finalization of the agreement and such identification, Netlink Wholesale may be required to disconnect a substantial number of existing subscribers which would have a material adverse effect upon the operations of Netlink Wholesale.

         Transmission of TBS SuperStation ("WTBS"). Southern and its wholly owned subsidiary, Royal Communications, Inc. ("Royal"), transmit the signal of WTBS, a 24-hour independent UHF television station originated by TBS, from the uplinking facilities of LMC SatCom, Inc., a wholly owned subsidiary of Southern, in and near Atlanta, Georgia, to a protected transponder on the Galaxy V Satellite. Southern leases such transponder from TBS pursuant to a sublease that expires in the year 2000. Southern makes the WTBS signal available to cable television system operators and operators of other non-broadcast distribution media who receive the signal on their earth stations and offer the service to their subscribers. Southern also makes the WTBS signal available to C-Band HSD owners through program packagers. A substantial portion of Southern's consolidated revenue for 1996 was derived from the C-Band market. No payment to TBS is required for the transmission by Southern of the WTBS signal. See "Regulation-Southern" below. At December 31, 1996, Southern (and Royal) transmitted WTBS to an estimated 67 million homes throughout the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Cable and other operators pay Southern a per-subscriber fee for this service, generally pursuant to written service agreements, the expiration dates of which range from 1997 to 2005. Cable television system operators serving approximately 76.7% of the U.S. cable subscribers to whom the WTBS service was made available at December 31, 1996, are served either on a non-contract basis or pursuant to service agreements which expire in the next five years. Royal began distribution in Canada of the WTBS signal in 1991. Canadian agreements expire between 1997 and 2001. Southern provides the WTBS signal to the U.S. and Canadian C-Band HSD markets for a per-subscriber fee pursuant to program packager agreements, all of which are currently on automatic rollover of one year increments. Southern also has agreements with DBS distributors including Primestar, DIRECTV, Inc., AlphaStar, EchoStar and Express Vu (Canadian). Such agreements expire between 1997 and 1998 except the agreement with EchoStar which expires in 1999.

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Wanrer in converting WTBS from a superstation into a copyright paid cable programming service. Also in connection with the TBS/Time Warner Merger, subject to a number of conditions, TCI agreed in the FTC Consent Decree that it would Spin-off to holders of Liberty Media Group stock the stock of a separate company, the assets of which would include Southern. For a more detailed description of the terms of the Contract Option, the Distribution Contract and the Spin-off, see the description of the TBS/Time Warner Merger in "Entertainment and Information" above.

         Competition-Southern. Although Southern is currently the sole satellite carrier of WTBS, other independent television stations are transmitted by other carriers. Southern does not have an agreement with TBS with respect to the retransmission of the WTBS signal and there are no specific statutory or regulatory restrictions that would prevent any satellite carrier from transmitting the WTBS signal so long as the carrier meets the passive carrier requirements of the Copyright Act, and any applicable requirements of the Communications Act or, if the carrier serves C-Band HSD owners, so long as the carrier meets the requirements of the Satellite Home Viewer Act of 1988 (the "SHV Act"). Further, Southern has no control over the programming on such stations. TBS produces and distributes other cable programming services, including "TNT," a basic cable entertainment service, and TBS has and may be expected to continue to give priority to the programming needs of such services in allocating programming owned by it or to which it has national distribution rights. Southern's business could be adversely affected by any change in the type, mix or quality of the programming on WTBS that results in the service being less desirable to cable operators and their subscribers. TBS derives significant revenues from the sale of advertising time on WTBS, however, and Liberty Media Group therefore believes that TBS has an economic incentive to maintain the audience appeal of WTBS's programming.

         Regulation-Southern. Southern is subject to a number of FCC and Copyright Act regulations. In addition to the copyright and licensing requirements summarized below, Southern is subject to the Regulation of Program Licensing adopted by the FCC under the 1992 Cable Act as summarized above in the discussion under "Regulation-Programming Companies."

         Copyright Regulations. The Copyright Act provides cable television operators with a compulsory copyright license for retransmission of broadcast television programming without having to negotiate program rights with the stations or individual copyright owners. However, see "Regulation-Programming Companies-Regulation of Carriage of Broadcast Stations" above regarding the imposition of retransmission consent for broadcast stations. Therefore, cable systems that carry distant broadcast signals, such as WTBS, must pay royalty fees to the Register of Copyrights, the amount of which is based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number and type of distant signals carried by the system. Any increases in the required fees could adversely affect the competitive position of WTBS and therefore, Southern. The Copyright Act empowers the Copyright Office to review periodically and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. Further, the FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. If the compulsory license is abolished, a cable operator would not be permitted to retransmit WTBS unless such cable operator reached a licensing agreement with the copyright owners or licensees of the programming contained on the WTBS signal being retransmitted.

         Southern is not permitted to provide the WTBS signal to C-Band HSD owners under the separate compulsory license extended to cable systems. Under regulations adopted by the Copyright Office, satellite carriers such as Southern are not "cable systems" within the meaning of the Copyright Act. In 1994 the United States Court of Appeals for the Eleventh Circuit upheld such regulations in an action challenging their validity brought by Southern and other satellite carriers, and the Supreme Court declined to review that decision. Instead, Southern markets the WTBS signal through program packagers to C-Band HSD owners. Pursuant to the SHV Act, Congress granted a compulsory copyright license to satellite carriers retransmitting the broadcast signals of "superstations," such as WTBS, and network stations to the public for private home viewing. In 1994, Congress extended this license until December 31, 1999. Pursuant to the provisions of the SHV Act, on May 1, 1992 the Copyright Royalty Tribunal ("CRT") adopted an increase in the compulsory license fees for the C-Band market effective January 1, 1993, which Congress has extended through July 1, 1997, thus increasing Southern's copyright payment by 17%. New fees after July 1, 1997 will be determined either through negotiations with the copyright owners of the signals being carried or, if no agreement can be reached, by an arbitration panel in a proceeding now being conducted under the auspices of the Copyright Office in which the copyright owners are seeking substantially higher fees. If the license granted under the SHV Act is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyrighted material to C- Band HSD owners after 1999.

         Syndicated Exclusivity. The FCC's syndicated exclusivity rules, which became effective January 1, 1990, require cable systems with more than 1,000 subscribers to delete programming from distant broadcast signals if exclusive local broadcast rights to such programming have been purchased by a television station which broadcasts in the locale of the cable system and such station requests the cable system to "black out" such programming. These rules could have an adverse effect on Southern's business if WTBS were to carry a material amount of programming subject to deletion. TBS has stated that it is programming WTBS to avoid blackouts and that, because it has a reasonable basis for believing that deletions of its programming will not be required, it is offering, as permitted by the FCC, to indemnify cable operators that carry WTBS in order to ensure that its programming is not blacked out. However, Southern cannot control TBS's programming decisions with respect to WTBS.

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

         HSN, Inc. In December 1996, Silver King Communications, Inc. ("Silver King") consummated mergers with Savoy Pictures Entertainment, Inc. ("Savoy") )the "Savoy Merger") and with Home Shopping Network, Inc. ("HSN") and subsequently changed its name to HSN, Inc. ("HSNI"). Following such mergers, HSNI's principal areas of business are electronic retailing and television broadcasting.

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger"). Each outstanding share of HSN Common Stock was converted into the right to receive .45 of a share of HSNI's Common Stock. Each outstanding share of HSN Class B Common Stock was converted into the right to receive .54 of a share of HSNI's Class B Common Stock except for a portion of the HSN Common Stock and the HSN Class B Common Stock owned by the Liberty Media Group, the treatment of which is discussed below.

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of the Company in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

         Prior to the HSN Merger, HSN was a consolidated subsidiary of the Company attributed to Liberty Media Group. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received: (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I. Pursuant to an Exchange Agreement between Liberty Media Group and Silver King, the shares of HSN held by Liberty Media Group following the HSN Merger are mandatorily exchangeable from time to time for shares of common stock and Class B common stock of Silver King (in the same ratio as the merger ratio in the HSN Merger) (x) upon the occurrence of certain events or changes in laws, rules or regulations which would entitle Liberty Media Group to own directly a greater number of shares of Silver King or (y) in connection with the sale of the shares of Silver King to be received in the exchange to a third party who would be entitled to own such shares under applicable law. If all shares of Silver King stock issuable pursuant to the Contingent Right and the Exchange Agreement were issued, Liberty Media Group's beneficial ownership of Silver King stock would increase from 21.37% to approximately 36.5% of the outstanding common equity (with such shares and the shares owned by BDTV-I and BDTV-II representing approximately 77% of the total voting power of the Silver King common equity).

         Liberty Media Group's shares of nonvoting stock of BDTV-I and BDTV-II are convertible into voting stock upon the occurrence of certain events (including a change in law), which would permit Liberty Media Group to own directly and to vote the Silver King stock held by BDTV-I and BDTV-II, respectively, pursuant to the rules and regulations of the FCC (a "Change in Law"). At such time as a Change in Law occurs, Liberty Media Group will have the right to acquire Mr. Diller's shares of BDTV-I and BDTV-II for an amount equal to Mr. Diller's investment in such shares, plus interest. Following a Change in Law, Liberty Media Group and Mr. Diller have agreed that they will vote upon a slate of directors of Silver King, of which a majority will be Liberty Media Group designees, and the remainder will be designees of Mr. Diller, and Liberty Media Group will vote, and will cause its director designees to vote, in the same manner as Mr. Diller, except with respect to certain fundamental matters and certain matters related to Mr. Diller's employment with Silver King.

         The BDTV Agreement grants Mr. Diller the right, so long as he owns a minimum number of shares of Silver King stock and is President, Chief Executive Officer or Chairman of the Board of Silver King, to exchange shares of Silver King Class B common stock owned by Liberty Media Group (10 votes per share) or held by BDTV-I or BDTV-II for shares of Silver King common stock (one vote per share) held by Mr. Diller, except to the extent that such exchange would result in Liberty Media Group beneficially owning securities representing less than 50% of the voting power of Silver King. The BDTV Agreement also contains restrictions on transfers of shares of Silver King stock by Liberty Media Group and Mr. Diller; rights of first refusal on permitted transfers of shares (except to a controlled affiliate); and a right of Mr. Diller to sell his Silver King shares to Liberty Media Group, if he ceases to be the President, Chief Executive Officer or Chairman of the Board of Silver King following the third anniversary of the BDTV Agreement (other than for cause). If Mr. Diller exercises his "put" right, the purchase price for such shares will be their "Appraised Value" (as defined) and such purchase price may be paid in cash or in any publicly traded securities of TCI or Liberty.

         The BDTV Agreement contemplates the creation of additional companies ("BDTV Entities") with the same capital structure as BDTV-I and BDTV-II, to which Liberty Media Group may contribute shares of Silver King received pursuant to the Contingent Right.

         HSNI, through its SKTV, Inc. subsidiary ("SKTV") and through Savoy's broadcasting operations ("SF Broadcasting"), acquired as a result of the Savoy Merger, controlled, as of December 31, 1996, 18 full-power television broadcast stations, including three satellite stations. HSNI also owned 26 low-power television stations (the "LPTV Stations") and two low-power translators.

         SKTV owns and operates 12 independent full-power UHF television stations, including one television satellite station (the "SKTV Stations"), which affiliate with and primarily broadcast HSN retail sales programming. To a limited extent, the SKTV Stations also broadcast syndicated programming, locally produced public affairs and public interest programming and commercial-free children's programming. The SKTV Stations serve 10 of the 16 largest metropolitan television markets in the U.S. The LPTV Stations also broadcast HSN programming. In addition, SKTV holds notes receivable and/or equity interests in six other entities that hold broadcast licenses or authorizations in nine television markets.

         Each SKTV Station, through the applicable HSNI subsidiary, has entered into an affiliation agreement with HSN pursuant to which such SKTV Station broadcasts HSN's electronic retail sales programming for 164 hours per week.
No decision has been made by HSNI regarding whether SKTV will continue to broadcast HSN programming or whether SKTV will, instead, develop and broadcast programming independently of HSN. Because HSN has obtained carriage of its programming in many of SKTV's markets through long-term cable affiliation agreements, HSNI is evaluating the process for an orderly termination of the affiliation agreements between SKTV and HSN in the event the agreements are not renewed, and HSNI has initiated preliminary discussions in a number of markets for the purpose of securing alternative carriage of HSN programming. If SKTV elects to develop programming independently of HSN, substantial expenditures would be required to develop SKTV programming and promotions, requiring significant capital expenditures, which, during this developmental and transitional stage, will not be offset by sufficient revenues.

         There can be no assurance that, if SKTV ceases to broadcast HSN programming, SKTV will be successful in its strategy to develop and broadcast its own programming, whether on a local or national basis, or that HSN will be able to find other means of distributing its programming on favorable terms to the households in the broadcast areas currently served by the SKTV Stations.

         SF Broadcasting owns and operates 6 full-power stations (the "SF Stations"), including two satellite stations, and two low-power translators. Each of the SF Stations has entered into affiliation agreements with Fox Broadcasting Company ("Fox"). A subsidiary of HSNI owns a 50% equity and 100% voting interests in the SF Stations. Fox owns the remaining 50% non-voting equity interests and has the right to exchange all of such non-voting interests for voting interests in the SF Stations beginning in the third and fourth quarters of 1997, subject to necessary regulatory approvals.

         As summarized above in "Regulation of Carriage of Broadcast Stations," the Supreme Court is reviewing the constitutionality of the "must-carry" regulations. The outcome of the Supreme Court's review of the case cannot be predicted. Termination of carriage of the SKTV Stations could have an adverse impact on HSNI due to HSN revenue loss. In addition, the elimination of "must-carry" regulations would adversely affect HSNI's ability to obtain carriage of programming that it may develop in the future.

         Electronic Retailing Services.       The Liberty Media Group currently
provides electronic retailing services through an equity affiliate, QVC, Inc. ("QVC"), and HSN which was a subsidiary until December 20, 1996, when, as a result of the HSN Merger, described above, HSN became an equity affiliate of the Liberty Media Group.

         Upon consummation of the HSN Merger, HSNI owned 80.1% of the equity of HSN and the Liberty Media Group owned 19.9% of the equity of HSN. After the HSN Merger, at such time from time to time as Liberty or its permitted transferee may be allowed under applicable regulations to hold additional shares of HSNI's stock, and after exercise in full of the Contingent Rights, Liberty will exchange its HSN Common Stock and HSN Class B Common Stock for shares of HSNI Common Stock and HSNI Class B Common Stock at the same ratio as the merger ratio in the HSN Merger. Upon completion of such exchange, HSN would become a wholly-owned subsidiary of HSNI.

         HSN through its Home Shopping Club, Inc. ("HSC") subsidiary, sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and HSDs. HSN retail sales programming is currently carried on two separate networks, The Home Shopping Network ("THSN") and America's Store (formerly "Spree"). Both networks are carried by cable television systems and broadcast television stations throughout the country. America's Store programming is available in one-hour segments, which enables broadcast and cable affiliates to air America's Store in available time slots that would not otherwise produce revenue for the affiliate.

         HSN fulfillment subsidiaries store, service and ship merchandise from warehouses located in Salem, Virginia and Waterloo, Iowa. During 1996, HSN moved its St. Petersburg fulfillment operations to Salem, Virginia.

         HSN purchases merchandise made to its specifications, merchandise from manufacturers' lines and overstock inventories of wholesalers. During 1996, HSN continued to change its purchasing strategy to emphasize price point, variety, continuity sales, product sourcing and events. The mix of products and source of such merchandise depends upon a variety of factors including price and availability. HSC generally does not have long-term commitments with its vendors and there are various sources of supply available for each category of merchandise sold. HSN's product offerings include: jewelry; hardgoods, which include consumer electronics, collectibles, housewares, and consumables; cosmetics, softgoods, which consist primarily of apparel, and fashion accessories.

         HSN liquidates short lots and returned merchandise through its liquidation center and four outlet stores located in Florida. Merchandise that is damaged is liquidated by HSN through traditional channels.

         HSN produces retail sales programs in its studios located in St. Petersburg, Florida. These programs are distributed to cable television systems, broadcast television stations, DBS and C-Band HSDs by means of HSN's satellite uplink facilities to satellite transponders leased by HSN. HSN has lease agreements securing full-time use of three transponders, one of which is sublet to a third party, on three domestic communications satellites. Each of the transponder lease agreements grants HSN "protected" rights. The terms of two of the leases are for the life of the satellites, which are projected to be through 2004. The term of the third lease, which is currently being sublet, is through December 31, 2006, subject to earlier termination under certain circumstances.

         HSN enters into affiliation agreements with cable system operators to carry THSN, America's Store or both. HSN has a standard form of affiliation agreement which has a term of five years, is automatically renewable for subsequent one-year terms, and obligates the cable operator to assist the promotional efforts of HSN by carrying commercials regarding THSN and America's Store and distributing HSN's marketing materials to the cable operator's subscribers. The standard form of affiliation agreement provides that the cable operator will receive a commission of five percent of the net sales of merchandise sold within the cable operator's franchise area (from cable and broadcast households). However, particularly with larger, multiple system operators, HSN has agreed to provide additional compensation. In the past, this has included the purchase of advertising availabilities from cable operators on other programming networks and the establishment of commission guarantees committing HSN to a certain level of payments. Although a number of these contracts remain in effect, as a general rule, HSN is no longer entering into agreements that provide for advertising availability and commission guarantee compensation. These forms of compensation were replaced with cable distribution fees primarily consisting of up-front payments, based on commitment to transmit HSN programming to a certain number of subscribers, and/or performance bonus commissions that are intended to increase sales by compensating the cable operators for promotional efforts which result in higher net sales levels for HSN.

         Additional Subsidiary Businesses. In addition to the electronic retailing and broadcasting businesses, HSNI's subsidiaries are involved in Internet shopping and other businesses complementary to electronic retailing. These include:

         HSN Mail Order, Inc. which markets a variety of merchandise through four mail order catalogs;

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

         National Call Center, Inc. ("NCII"), performs telemarketing services using toll free 800 numbers. NCCI performs direct response telemarketing and provides services on a contractual basis to HSN and third parties using inbound and outbound telemarketing. NCCI can perform any number of related functions, including fulfillment and credit card clearing services.

         International Ventures. During 1996 and in 1997, HSN entered into two international ventures as a minority participant.

         Germany. HSN acquired a 29% interest in Home Order Television ("HOT"), a venture based in Munich. HOT broadcasts television shopping 24 hours per day, 12 of which are devoted to live shopping. HOT is carried via cable and satellite to several million households in Germany and Austria.

         Japan. HSN acquired a 30% interest in Shop Channel, a venture based in Tokyo. Shop Channel broadcasts televised shopping 24 hours a day, with 18 hours per week devoted to live shopping. Shop Channel currently is carried by cable affiliates to approximately one-half million households.

         Effect on HSN of the 1992 Cable Act. HSC's full-time, full power broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee and most have obtained "must carry" status. (See "Regulation of Carriage of Broadcast Stations" above for a discussion of "must-carry"). The U.S. District court for the District of Columbia has twice upheld the constitutionality of the "must carry" rules. The Supreme Court is expected to rule on their constitutionality in 1997. Due to the possibility of "must carry" being found unconstitutional, HSN embarked on an aggressive campaign to bring the "must carry" households under contract by volunteering to pay commissions to cable operators required to transmit HSN's programming and by offering certain other incentives. Due to HSC's success in obtaining long-term carriage commitments, in the event "must carry" is ruled unconstitutional, HSN does not believe the ruling will have a material adverse impact on HSN or result in any significant loss in carriage.

         Competition-HSN.  HSN operates in a highly competitive environment.
It is in direct competition with businesses which are engaged in retail merchandising, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, and other discount retailers and companies that market through computer technology. HSN also competes for access to its customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail. In particular, the price and availability of programming for cable television systems affects the availability of these channels for HSN's programs and the compensation which must be paid to the cable operators for carriage of HSN programming.

         HSN was the first specialty retailer to market merchandise by means of live, nationally televised sales programs. There are other companies, some having an affiliation or common ownership with cable operators (including TCI), that now market merchandise by means of live television. A number of other entities are engaged in direct retail sales businesses which utilize television in some form and which target the same markets in which HSN operates. HSN cannot predict the degree of success with which it will meet competition in the future.

         In addition to the above factors, HSN's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. HSN's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television generally requires greater power and a high antenna to secure substantially the same geographical coverage as a VHF television station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be licensed in all such markets with the possible exception of New York City. HSN cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of HSN's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

         For a more detailed discussion of HSNI's businesses, please refer to HSNI's Annual Report on Form 10-K for the year ended December 31, 1996 (commission File No. 0-20570).

         QVC.The Liberty Media Group owns a 42.6% interest in QVC. Substantially all of the remaining 57.4% of QVC is held by a subsidiary of Comcast, which manages the day-to-day operations of QVC.

         QVC markets and sells a wide variety of consumer products and services primarily by means of its televised shopping programs, known as "QVC" and "Q2". Cable television system operators that have entered into affiliation agreements with QVC carry its programming as part of their basic service and pursuant to such agreements receive from QVC commissions equal to 5% of the net sales of merchandise sold to customers located in the cable operator's service area.
QVC is also a joint venturer in the operation of a British televised shopping service. QVC also operates iQVC, an online shopping service which is available on the Internet and via the Microsoft Network. iQVC is offering a wide variety of consumer products. During 1996, QVC launched a televised shopping service in Germany and in January 1997, formed a joint venture in Japan to produce twelve 1/2 hour programs.

         GENERAL

         Legislative, administrative and/or action may change all or portions of the foregoing statements relating to competition and regulation.

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

         At December 31, 1996, the Company had approximately 35,000 employees, the majority of which are employees of TCIC. Of these employees, approximately 1,400 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems or programming services.

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

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         On September 30, 1994, an action captioned The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustees v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners III), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

         Plaintiff brought this action on behalf of himself and on behalf of all persons who were limited partners of the ACT 3 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 3 Transactions that allegedly "resulted in the dissolution of the ACT 3 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. Defendants have filed a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. The case is set for trial on September 29, 1997. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Plaintiff brought this action on behalf of himself and on behalf of all persons who were limited partners of the ACT 2 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 2 Transaction that allegedly "resulted in the dissolution of the ACT 2 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. Defendants have filed a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. The case is set for trial on September 29, 1997. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Turner Broadcasting Systems, Inc. Shareholder Litigation. Following the announcement of the proposed merger (the "TBS-Time Warner Merger") between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. On November 1, 1995, plaintiffs in thirteen of the cases filed a second amended class action Complaint in what will be a consolidated action styled Lewis v. TBS, Inc. C.A. No. B-41500. The defendants include, among others, Tele-Communications, Inc., John Malone, Peter Barton and Fred Vierra. The claims and defendants in the actions other than the Lewis action are substantially the same as set forth in the second amended complaint in the Lewis action. Plaintiffs allege in the second amended complaint in the Lewis action that defendants have injured the public stockholders of TBS in conjunction with the TBS-Time Warner Merger proposal by
(a) misrepresenting the extent to which defendants Time Warner, TCI, John Malone and R.E. Turner ("Turner") have acted for their own benefit and not for the benefit of TBS or its stockholders, (b) failing to adequately disclose the full nature and value of special considerations granted to TCI and Turner in connection with the TBS-Time Warner Merger proposal, (c) failing to engage in arms' length bargaining or give any consideration to maximizing TBS stockholder value, (d) proposing to provide the public holders of TBS stock with unfair consideration in the TBS-Time Warner Merger, and (e) seeking to entrench certain of the TBS officers and directors. Plaintiffs in the Lewis action seek to enjoin the consummation of the TBS-Time Warner Merger, enjoin the transfer of any assets to TCI in connection with the TBS-Time Warner Merger, or to rescind the TBS-Time Warner Merger or transfer of assets if such acts are consummated. Plaintiffs also seek unspecified compensatory and punitive damages. On December 20, 1996, the Georgia State Court dismissed the plaintiffs third amended complaint in the Lewis action. Plaintiffs have stated their intention to appeal the dismissal order and filed a fourth amended complaint on January 16, 1997. Discovery has not commenced in any of the actions. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         During early August 1994, counsel for the plaintiffs in the Consolidated Action advised counsel for Liberty that they were preparing to amend the designated complaint to name Comcast and Liberty as defendants. On August 3-4, 1994, plaintiffs' counsel negotiated with counsel for Liberty with respect to a proposed increase in the consideration to be paid to QVC's public shareholders as well as the accelerated payment of such consideration, as bases for the possible settlement of the Consolidated Action. On August 5, plaintiffs, defendants, Comcast and Liberty executed a memorandum of understanding which contemplated the settlement and dismissal with prejudice of the Consolidated Action. On August 4, 1994, Comcast, Liberty, QVC Programming Holdings, Inc. and the Company executed a merger agreement which, among other things, reflected the parties' agreement to the terms and transactions contemplated by the memorandum of understanding. On August 19, 1994, as contemplated by the memorandum of understanding, plaintiffs filed a consolidated amended class action complaint with the Delaware Court of Chancery against QVC, the company's directors, Comcast and Liberty.

         The settlement of the Consolidated Action was approved by the Delaware Court of Chancery on February 5, 1997 and will result in the dismissal with prejudice of the Consolidated Action, and a complete release of all claims, known or unknown, arising out of or related to the acts, transactions or occurrences that are alleged in the Consolidated Action. Defendants in the Consolidated Action have entered into the memorandum of understanding and have entered into the stipulation of settlement for the Consolidated Action solely because the proposed settlement would eliminate the distraction, burden and expense of the litigation. This represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

         HSN Shareholder Litigation. During August 1996, five putative class action complaints were filed with the Delaware Court of Chancery in C.A. Nos. 15179, 15187, 15188, 15189 and 15195 by stockholders of Home Shopping Network, Inc. ("HSN"). The complaints were filed following the announcement of the proposed HSN merger. The defendants in the actions include HSN, Silver King, Tele-Communications, Inc. ("TCI"), Liberty Media Corporation ("Liberty") and the directors of HSN (Barry Diller, James G. Held, Peter R. Barton, Robert R. Bennett, Leo J. Hindery, Jr., H. Norman Schwarzkopf and Mr. Eli Segal). Messrs. Barton and Bennett are executive officers of Liberty. Mr. Hindery is an executive officer of TCI. The foregoing actions have been consolidated for all purposes pursuant to an order by the court which specifies that the complaint in C.A. No. 15188 is the designated complaint in the consolidated action.

         The gravamen of the complaint in C.A. No 15188 is that the HSN directors breached their fiduciary duties by approving the merger agreement. Plaintiffs also claim that TCI and Liberty, by supporting the proposed merger, breached their asserted fiduciary duties as controlling stockholders of HSN. Specifically, plaintiffs allege that the proposed merger is designed to allow Silver King and, indirectly, TCI and Liberty to acquire HSN without paying adequate consideration to the public holders of HSN common stock by timing the transaction at a time when the price of HSN common stock is low and by ignoring the anticipated positive prospects of HSN. Plaintiffs further allege that TCI and Liberty will be unjustly enriched because, under the merger agreement, they would receive a premium for their shares of HSN Class B stock while retaining what plaintiffs assert to be a controlling interest in Silver King through their ownership of Silver King Class B stock. According to plaintiffs, Silver King has knowingly aided and abetted these alleged breaches of fiduciary duties. Plaintiffs seek to enjoin the consummation of the proposed merger or, should the proposed merger proceed, rescission or rescissory damages. Plaintiffs also seek unspecified compensatory damages, fees and costs. The consolidated action remains pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         In re Liberty Media Corporation Shareholder Litigation, Cons. C.A. No. 13168 (Del. Ch.). In October 1993, after the announcement that Liberty would recombine with TCI through the mergers of TCIC and Liberty with subsidiaries of a newly formed holding company, seven putative class action lawsuits were filed by Liberty stockholders in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") on behalf of unspecified classes of the holders of Liberty common stock (other than defendants). The original defendants included certain directors of Liberty (Bob Magness, John C. Malone, Peter R. Barton, H.F. Lenfest, Robert L. Johnson and Paul A. Gould), Liberty and TCI. These actions were consolidated by the Delaware Chancery Court on October 27, 1993 under the caption In re Liberty Media Corporation Shareholder Litigation, Cons. C.A. No. 13168 (the "Liberty Stockholder Action"). On December 21, 1994, plaintiffs were permitted by the Delaware Chancery Court to file a second consolidated amended complaint against the defendants named in the pending complaint and Liberty directors David Wargo and David Rapley. The pending complaint is on behalf of a putative class consisting of all holders of Liberty common stock (except the defendants and their affiliates) from and after October 7, 1993 through the date of the TCI/Liberty Combination. Plaintiffs alleged that the Liberty stockholders received inadequate consideration in the TCI/Liberty Combination, that the defendants impeded the ability of third parties to seek to acquire Liberty, and that the defendants failed to conduct an auction or market check following the announcement of the proposed TCI/Liberty Combination. Plaintiffs sought to rescind the TCI/Liberty Combination, to require defendants to take all appropriate steps to enhance Liberty's value as an acquisition candidate, to account to the plaintiff class for all profits obtained by defendants, and to require defendants to pay unspecified damages to the plaintiff class. In February 1997, the parties to the action reached an agreement, in principle, to settle the litigation in exchange for the payment by TCI of (i) $44 million (in TCI Group stock or cash) to the Liberty stockholders at the time of the TCI/Liberty Combination and (ii) fees for plaintiffs' counsel. Formal settlement papers are expected to be filed with the Delaware Chancery Court by April 30, 1997. This represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

         Time Warner Stockholder Litigation. In November 1995, two derivative action lawsuits on behalf of and for the benefit of Time Warner, Inc. were filed in the Delaware Chancery Court by purported stockholders of Time Warner. These actions, which have identical claims and allegations, are styled as Bernard v. Time Warner, Inc., C.A. No. 14651, and Parnes v. Time Warner, Inc., C.A. No. 14660, respectively. The defendants named in both complaints are Time Warner, Inc., Tele-Communications, Inc., and the following individuals who are directors of Time Warner: Gerald M. Levin, Merv Adelson, Beverly Sills Greenough, Michael A. Miles, Donald S. Perkins, Raymond S. Trough, Edward S. Finkelstein, Carla A. Hills, Henry Luce, III, Reuben Mark, Francis T. Vincent, Jr., Lawrence B. Buttenweiser, David T. Kearns, J. Richard Munro, and Richard
D. Parsons. In both cases, plaintiffs allege among other things that the Time Warner directors breached their fiduciary duties in establishing the terms of Time Warner's proposed merger with Turner Broadcasting System, Inc. Specifically, plaintiffs contend in both cases that the Time Warner directors impermissibly sought to entrench themselves and that TCI aided and abetted the Time Warner directors' alleged breaches of fiduciary duty. Plaintiffs complain in both cases that, in connection with the proposed TBS-Time Warner Merger, TCI will receive (i) a premium for its TBS stock with a value of nearly 7% over the value of the merger consideration to be received by other TBS stockholders,
(ii) exclusive programming benefits at discounted prices from TBS, (iii) an agreement to purchase TBS's and Time Warner's interests in two regional sports networks, and (iv) five million additional shares of Time Warner stock in
exchange for giving Time Warner an option to purchase a subsidiary of TCI.   In
exchange for these alleged benefits, TCI allegedly facilitated efforts by the Time Warner directors and Time Warner's management to entrench themselves by allowing the Time Warner voting stock to be received by TCI upon consummation of the TBS-Time Warner Merger to be placed in a voting trust controlled by defendant Levin, who is the chairman and chief executive officer of Time Warner. Plaintiffs seek in both actions to enjoin the consummation of the proposed TBS-Time Warner Merger, to rescind the TBS-Time Warner Merger if it is consummated, and to enjoin the transfer of Time Warner's assets or stock to TCI in connection with the TBS-Time Warner Merger. TCI moved to dismiss these actions on November 22, 1995. Discovery has not commenced in these actions.
On December 5, 1995, plaintiffs in both actions agreed to stay any proceedings pending regulatory developments regarding the proposed TBS-Time Warner Merger. The TBS-Time Warner Merger was consummated on October 10, 1996. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         DMX Shareholders Litigation. In September 1996, a putative class action complaint was filed with the Delaware Court of Chancery in C.A. No 15206 by a stockholder of DMX Inc. ("DMX"). The complaint was filed following the announcement of a proposed business combination in which TCI Music, Inc. ("TCI Music"), a newly formed entity, would acquire DMX. The proposed business combination contemplates that the shareholders of DMX, including subsidiaries of TCI that currently own approximately 45% of DMX's outstanding stock, would receive shares of TCI Music Class A common stock having one vote per share and representing approximately 19% of TCI Music's outstanding shares. TCI would hold TCI Music Class B common stock having ten votes per share and representing approximately 81% of the TCI Music common equity outstanding immediately after the transaction. TCI would acquire those shares in exchange for consideration that includes DMX subscriber accounts held by TCI subsidiaries and equipment used by those subsidiaries to distribute the DMX music service to TCI subscribers. The defendants in the action include DMX, TCI and the directors of DMX (Jerold H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman and Menon Bhaskar). Mr. Fisher is a director of and a consultant to TCI. Mr. Hindery is an executive officer of TCI. Mr. Sparkman is a director of TCI.

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

         Interactive Network, Inc. Shareholder Litigation. In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The Actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation
("Consolidated Case") was filed in the same court which again sought damages against the Interactive Defendants for violations of the disclosure requirements of the federal securities laws, which violations allegedly occurred during the period May 2, 1994 through March 31, 1995. On June 17, 1996, a Third Amended Consolidated Class Action Complaint was filed in the Consolidated Case against the Interactive Defendants and also added Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation and Gary Howard as defendant parties (collectively, the "TCI Defendants"). The Third Amended Consolidated Class Action Complaint which was served upon the TCI Defendants (except Gary Howard) on June 28, 1996, continues to seek damages against the Interactive Defendants for violation of disclosure requirements of the federal securities laws and also seeks similar unspecified damages against the TCI Defendants predicated upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. During a mandatory settlement conference on November 19, 1996, plaintiffs estimated their alleged damages at $25 million. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Clarence L. Elder, both individually and as the group Representative vs. Tele-Communications, Inc. et al. On December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Court granted defendants' Motion for Summary Judgment and plaintiff has filed an appeal. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in defendants' favor on March 18, 1996. The plaintiffs have appealed the Circuit Court ruling to the Maryland Court of Special Appeals and such appeal is pending. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. On December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. Plaintiffs assert, in part, that the defendants misappropriated plaintiffs' concept for the development of a 24 hours a day, seven days a week, cable or satellite premium channel which would broadcast movies made by or featuring African Americans, as well as educational programming and community oriented programming of interest to both the Hispanic and Black communities. Plaintiffs claim anticipated annual net profits from such a network would exceed $600 million. Plaintiffs also assert that the franchise agreement with the City and County of Denver has been breached for alleged implied covenants of good faith and fair dealing under the Denver franchise; promissory estoppel and breach of implied contract; misappropriation of confidential information and trade secrets; breach of confidence; breach of fiduciary duty; as well as unjust enrichment; fraud; negligent misrepresentation; non-disclosure and concealment; civil conspiracy; and violation of the Colorado Antitrust Act of 1992. Plaintiffs seek an award of consequential, special and restitutionary damages in an unspecified amount as well as exemplary damages, prejudgment interest, expert witness fees, attorneys fees and costs. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         James Dalton, et al. v. Tele-Communications, Inc., et al. On February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against Tele-Communications, Inc. ("TCI") and certain officers of TCI. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). Plaintiffs claim, in part, that the defendants made false and misleading statements during the class period concerning TCI's revenue and cash flow growth, subscriber growth, and expansion and diversification into a multi-business platform; and that TCI failed to disclose the performance of its various operations. Plaintiffs claim further, in part, that TCI's cash flow growth was weak and below levels necessary to fund a multi-business diversification program and that TCI was competitively disadvantaged and would likely be threatened by adverse conditions impacting its business. Plaintiffs are seeking nationwide class certification and claim that the amount in controversy is less than $75,000 per named plaintiff, exclusive of interest and costs. TCI intends to defend such claims vigorously. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     On August 3, 1995, the stockholders of Tele-Communications, Inc. ("TCI" or the "Company") authorized the Board of Directors (the "Board") of TCI to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Distribution") represented one hundred percent of the equity value attributable to Liberty Media Group. At December 31, 1996, the TCI Group Stock reflects the performance of those businesses of the Company not attributed to Liberty Media Group.

         Prior to the Distribution, shares of TCI's Class A and Class B common stock were traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbols TCOMA and TCOMB, respectively. Subsequent to the Distribution, shares of Series A and Series B TCI Group Stock and Series A and Series B Liberty Group Stock are traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbols TCOMA, TCOMB, LBTYA and LBTYB, respectively. The table below sets forth the range of high and low sales prices in United States dollars of shares of common stock of TCI for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

     On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of the Company's common stock, par value $1.00 per share (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 24, 1997, no shares of Telephony Group Stock have been issued.

     Effective January 13, 1997, the Company issued a stock dividend to holders of Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend"). All Liberty Group Stock sales prices and share amounts have been adjusted to give effect to the Liberty Group Stock Dividend.


     Tele-Communications, Inc.
     -------------------------

                                               Class A          Class B
                                           ----------------  -----------------
                                             High     Low      High      Low
                                           --------  ------  ---------  ------

     1995:
     -----
     First quarter                          23-3/4  19-7/8     25      20-3/4
     Second quarter                         24-1/2  17-1/4     24      18-1/4
     Third quarter (through
       the Distribution)                    26-1/4  22-5/8     26-1/4  22-1/4


     TCI Group Stock
     ---------------


                                               Series A         Series B
                                           ----------------  -----------------
                                             High     Low      High      Low
                                           --------  ------  ---------  ------
     1995:
     -----
     Third quarter (from the Distribution
     through September 30, 1995)                 20  16-7/8         20  17-1/2
     Fourth quarter                          21-1/4  16-5/8     21-1/4  16-3/4

     1996:
     -----
     First quarter                           22-3/8  18-3/8     22-3/4  18-1/2
     Second quarter                          20-1/8  17-3/8     20-1/2  17-1/2
     Third quarter                           18-1/2  13-1/8         18  13-3/4
     Fourth quarter                              15  11-3/8         15  11-5/8


     Liberty Group Stock
     -------------------


                                               Series A          Series B
                                           ----------------  -----------------
                                             High     Low      High      Low
                                           --------  ------  ---------  ------
     1995:
     -----
     Third quarter (from the Distribution
     through September 30, 1995)             18 3/4  15-3/4     19-3/4  16-1/4
     Fourth quarter                          18-3/4  15-1/4     19-3/8  16

     1996:
     -----
     First quarter                           19-1/2  17-1/8     20-3/4  17-3/8
     Second quarter                          20-3/4  17-1/4     21      18
     Third quarter                           19-5/8  13-3/4     19-7/8  15-3/8
     Fourth quarter                          19-7/8  14-3/4     19-1/2  15-3/4

     As of January 31, 1997, there were 8,437 holders of record of Series A TCI Group Stock, 587 holders of record of Series B TCI Group Stock, 7,807 holders of record of Series A Liberty Group Stock and 570 holders of record of Series B Liberty Group Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses but include each brokerage house as one stockholder).

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

     On August 8, 1994, the Company issued 70,559 shares of Convertible Preferred Stock, Series C with a liquidation value of $2,375 per share ("Series C Preferred Stock") to Mr. Bill Daniels as partial consideration for an acquisition. The Company subsequently issued 16 additional shares of Series C Preferred Stock to Mr. Daniels in connection with post-closing adjustments related to the aforementioned acquisition. Each share of Series C Preferred Stock is convertible, at the option of the holder, into 116.24 shares of Series A TCI Group Stock and approximately 37 shares of Series A Liberty Group Stock.

     Effective September 13, 1994, the Company issued 5,555,555 shares of TCI Class A common stock in exchange for a 20% interest in Microsoft Online Services Partnership (the "Partnership"). The aggregate value attributed to such partnership interest was $130 million. In connection with the Distribution, the Company issued 2,083,332 shares of Liberty Group Stock. Effective October 14, 1996, the Company resigned as a member of the Partnership, and the Partnership returned the shares of Series A TCI Group Stock and Series A Liberty Group Stock that the Company originally contributed to the Partnership.

     During 1994, the Company, through a series of transactions, restructured certain of its operations. In connection with such restructuring, certain subsidiaries transferred assets to certain other subsidiaries and received shares of TCI Class A common stock and shares of Redeemable Convertible Preferred Stock, Series E ("Series E Preferred Stock") in return. An aggregate of 317,105 shares of TCI Class A common stock and 246,402 shares of Series E Preferred Stock were issued at an aggregate value of $23 million.

     Effective January 4, 1995, the Company issued an aggregate of 445,594 shares of TCI Class A common stock to Neely Productions Limited, JAKL, Inc. and William Morris Agency, Inc. in exchange for a 66-2/3% general partnership interest in MacNeil/Lehrer Productions. Such issued shares were valued at $10 million at the time of issuance.

     Effective January 26, 1995, the Company issued 13,343,274 shares of TCI Class A common stock to Comcast Corporation ("Comcast") as consideration for the purchase of Comcast's 19.9% ownership interest in Heritage Communications, Inc. Such issued shares were valued at $292 million at the time of issuance.

     Effective February 2, 1995, the Company issued 3,403,405 shares of TCI Class A common stock to Acclaim Entertainment, Inc. ("Acclaim") in exchange for 9.8% of Acclaim's outstanding stock. Such exchange was valued at $74 million.

     Effective February 14, 1995, the Company sold an aggregate of 1,348,314 shares of TCI Class A common stock to Sumitomo Corporation and Sumitomo Corporation of America for cash proceeds of $30 million.

     Effective June 30, 1995, a subsidiary of TCI transferred certain assets to another subsidiary of TCI in exchange for 42,667 shares of TCI Class A common stock. Such shares were valued at approximately $1 million at the time of issuance.

     In connection with the Distribution, the Company issued 355,141 shares of Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock") to certain of its subsidiaries in exchange for shares of the Company's Class A common stock and preferred stock owned by such subsidiaries. Each share of Series F Preferred Stock is convertible into 1,496.65 shares of Series A TCI Group Stock.

     Effective March 29, 1996, the Company issued 11,056,500 shares of Series A TCI Group Stock and 4,146,188 shares of Series A Liberty Group Stock to the stockholders of The Chronicle Publishing Company ("Chronicle") as partial consideration for Chronicle's cable television assets. Such shares were valued at $265 million at the time of issuance.

     During 1994 and 1995 the Company issued 2,350,000 shares and 3,416 shares, respectively, of TCI Class A common stock upon conversion of $13,983,000 and $20,000 face value of certain notes payable. During 1996, the Company issued 1,623,800 shares of Series A TCI Group Stock and 608,925 shares of Liberty Group Stock upon conversion of an additional $9,662,000 face value of notes payable.

     Each of the above-described issuances of Class A common stock, Series A TCI Group Common Stock or other equity securities of the Company were made pursuant to the private placement exemption from the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act, and, in certain cases, also pursuant to Rule 506 of Regulation D of the Act.

     Pursuant to various stock incentive plans, the Company has granted stock options, stock options with tandems stock appreciation rights and restricted stock awards to certain directors, officers and other key employees. The common stock which is issuable upon exercise of the options has been registered pursuant to various registration statements on Form S-8 filed by the Company. The aggregate number of options and restricted stock awards granted in 1994, 1995 and 1996 is as follows:


                     TCI Class A      Series A            Series A
                     common stock   TCI Group Stock   Liberty Group Stock
                     ------------   ---------------   -------------------
     1994...........  3,520,000               --                   --
     1995...........         --        7,837,500            3,924,000
     1996...........         --          150,000               56,250

Item 6.  Selected Financial Data.

     The following tables present selected information relating to the financial condition and results of operations of Tele-Communications, Inc. for the past five years. The following data should be read in conjunction with the Company's consolidated financial statements.

                                                      December 31,
                                        ---------------------------------------
                                        1996      1995     1994    1993    1992
                                        ----      ----     ----    ----    ----
                                                  amounts in millions
Summary Balance Sheet Data:
---------------------------
Property and equipment, net             $ 7,528    7,409   5,876   4,935   4,562

Franchise costs, net                    $15,436   12,230   9,444   9,197   9,300

Total assets                            $30,244   25,577  19,276  16,527  16,315

Debt                                    $14,926   13,211  11,162   9,900  10,285

Minority interests in equity of
  consolidated subsidiaries             $ 1,493      651     429     285     280

Redeemable preferred stock              $   658      478     170      18     110

Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trusts ("Trust
  Securities") holding solely
  subordinated debt securities of
  TCI Communications, Inc.              $ 1,000       --      --      --      --

Stockholders' equity                    $ 4,253    4,550   2,655   2,116   1,728

Common shares outstanding
  (net of shares held by
   subsidiaries):
     Class A common stock                    --       --     491     403     382
     Class B common stock                    --       --      85      47      48
     Series A TCI Group Stock               579      572      --      --      --
     Series B TCI Group Stock                85       85      --      --      --
     Series A Liberty Group Stock           228(a)   225(a)   --      --      --
     Series B Liberty Group Stock            21       21      --      --      --

---------------
(a)  Adjusted to give effect to the Liberty Group Stock Dividend.

                                          Years ended December 31,
                              ------------------------------------------------
                              1996         1995       1994      1993      1992
                              ----         ----       ----      ----      ----
                                amounts in millions, except per share data
Summary Statement of
Operations Data:
--------------------
Revenue                      $ 8,022     6,506       4,682     3,977     3,463

Operating income             $   632       542         788       916       864

Interest expense             $(1,096)   (1,010)       (785)     (731)     (718)

Share of losses of
  affiliates, other
  than Liberty Media
  Corporation, net           $  (473)     (193)       (112)      (76)     (105)

Gain (loss) on
  disposition of assets      $ 1,593        49         (10)       42         9

Earnings (loss) from
 continuing operations       $   278      (171)         62        (5)        8

Net earnings (loss)
   attributable to common
   stockholders:
     TCI Class A and
       Class B common stock  $    --       (71)(a)      54        (7)      (22)
     TCI Group Stock            (813)     (107)(b)      --        --       --
     Liberty Group Stock       1,056       (27)(b)      --        --       --
                             -------  --------      ------    ------     -----
                             $   243      (205)         54        (7)      (22)
                             =======  ========      ======    ======     =====
Primary earnings
  (loss) from
  continuing operations
  attributable to
  common stockholders
  per common and common
  equivalent share:
     TCI Class A and
       Class B common stock  $    --      (.11)(a)     .10      (.02)     (.01)
     TCI Group Stock         $ (1.22)     (.16)(b)      --        --        --
     Liberty Group Stock     $  3.97      (.11)(b)(c)   --        --        --

Fully diluted earnings
  (loss) from continuing
  operations attributable
  to common stockholders
  per common and common
  equivalent share:
     TCI Class A and
       Class B common stock  $    --      (.11)(a)     .10      (.02)     (.01)
     TCI Group Stock         $ (1.22)     (.16)(b)      --        --        --
     Liberty Group Stock     $  3.88      (.11)(b)(c)   --        --        --
Weighted average common
  and common equivalent
  shares outstanding:
     TCI Class A and
       Class B common stock       --       648(a)      541       433       424
     TCI Group Stock             665       656(b)       --        --        --
     Liberty Group Stock         249 (c)   246(b)(c)    --        --        --

(a)  From January 1, 1995 through the date of the Distribution.

(b)  From the date of the Distribution through December 31, 1995.

(c)  Adjusted to give effect to the Liberty Group Stock Dividend.

     The following tables present selected information relating to the financial condition and results of operations of Liberty Media Group for the past three years. The following data should be read in conjunction with Liberty Media Group's combined financial statements.


                                                              December 31,
                                                          -------------------
                                                       1996     1995       1994
                                                       ----     ----       ----
                                                          amounts in millions
Summary Balance Sheet Data:
---------------------------
Investments in affiliates, accounted for
   under the equity method, and related
   receivables                                        $  545       299       279

Investment in Time Warner, Inc.                       $2,017        --        --

Investment in Turner Broadcasting System, Inc.        $   --       945       654

Other investments, at cost                            $   82       111       103

Total assets                                          $3,059     2,518     2,188

Debt                                                  $    2       251        93

Combined equity                                       $2,397     1,613     1,518

                                                              December 31,
                                                          -------------------
                                                       1996     1995      1994
                                                       ----     ----      ----
                                                          amounts in millions
Summary Statement of Operations Data:
-------------------------------------
Revenue                                               $ 1,339   1,441      1,371

Cost of goods sold, operating, selling,
   general and administrative expenses,
   including amounts to TCI Group                     $(1,175) (1,425)    (1,299)

Depreciation and amortization                         $   (61)    (98)       (49)

Operating income (loss)                               $    86    (111)        31

Share of earnings (losses) of affiliates, net         $     8     (15)        31

Gain (loss) on disposition of assets                  $ 1,537      (2)       181

Net earnings (loss)                                   $ 1,056     (56)       135

     The following tables present selected information relating to the financial condition and results of operations of TCI Group for the past three years. The following data should be read in conjunction with TCI Group's combined financial statements.


                                                              December 31,
                                                       ------------------------
                                                       1996     1995       1994
                                                       ----     ----       ----
                                                          amounts in millions
Summary Balance Sheet Data:
--------------------------
Property and equipment, net                          $ 7,518    7,205      5,682
Franchise cost, net                                  $15,436   12,230      9,444
Total assets                                         $27,154   23,059     17,121
Debt                                                 $14,924   12,960     11,068
Minority interests in equity of consolidated
  subsidiaries                                       $ 1,454      563        314
Redeemable preferred stocks                          $   658      478        168
Trust Securities                                     $ 1,000       --         --
Combined equity                                      $ 1,863    2,936      1,137

                                                       Years ended December 31,
                                                       ------------------------
                                                       1996     1995       1994
                                                       ----     ----       ----
                                                         amounts in millions
Summary Statement of Operations Data:
------------------------------------
Revenue                                               $ 6,790    5,145       4,068
Operating, selling, general and
  administrative expenses                             $(4,678)  (3,173)     (2,284)
Depreciation and amortization                         $(1,555)  (1,274)     (1,001)
Operating income                                      $   546      653         788
Interest expense                                      $(1,080)    (993)       (786)
Share of losses of affiliates, net                    $  (469)    (178)       (117)
Loss before earnings (loss) of Liberty Media
  Group through the date of Distribution              $  (778)    (115)        (22)
Earnings (loss) of Liberty Media Group
  through the date of Distribution                         --      (29)        135
                                                      -------  -------     -------
Net earnings (loss)                                      (778)    (144)        113
Dividend requirement on preferred stocks                  (35)     (34)        (14)
                                                      -------  -------     -------
Net earnings (loss) attributable to common
  stockholders                                        $  (813)    (178)         99
                                                      =======  =======     =======

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

     On August 3, 1995, the stockholders of TCI authorized the Board to issue the Liberty Group Stock which reflects the separate performance of Liberty Media Group. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock. The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution represented one hundred percent of the equity value attributable to Liberty Media Group. As of December 31, 1996, the TCI Group Stock reflects the performance of those businesses of the Company not attributed to Liberty Media Group. Such businesses are referred to herein as "TCI Group". Liberty Media Group and TCI Group are sometimes herein after referred to individually as a "Group".

     On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group Common Stock and Tele-Communications, Inc. Series B Telephony Group Common Stock. The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized.

     The Company is organized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming ("TINTA"); and Technology/Venture Capital. Within the Domestic Cable and Communications line of business, the Company operates three strategic business units: Cable, Telephony and Internet. The Company's organizational structure provides for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While the International Cable and Programming unit, Telephony unit, Internet unit or the Technology/Venture Capital unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate operational focus.

     Notwithstanding the foregoing, the Company currently has significant operations principally in two industry segments: cable and communications services and programming services. Home shopping is a programming service which includes a retail function. Separate amounts for home shopping services have been provided to enhance the readers understanding of the Company. The Technology/Venture Capital, Telephony, Internet and the International Cable and Programming portions of the Company's business have been included with cable and communications services due to their relative insignificance. The amounts provided for the Company's programming services segment represent the results of Liberty Media Group since the date of the TCI/Liberty Combination.

     Cable and Communications Services

     The table below sets forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Other items of significance are discussed under separate captions below.


                                            Years ended December 31,
                                   --------------------------------------------
                                         1996          1995          1994
                                   --------------  -------------   ------------
                                            dollar amounts in millions
Revenue                             100%  $6,790    100%  $5,145   100%  $4,043
Operating, selling, general and
 administrative expenses (1)         69    4,678     61    3,173     56   2,275
Compensation (adjustment to
 compensation) relating to stock
 appreciation rights                 --      (30)     1       45     --      (5)
Restructuring charges                --       41     --       --     --      --
 Depreciation and amortization       23    1,555     25    1,274     25     992
                                    ---   ------    ---   ------   ---   ------
   Operating income                   8%  $  546     13%  $  653    19%  $  781
                                    ===   ======    ===   ======   ===   ======

(1) Includes intercompany programming charges of $107 million, $80 million and $33 million in 1996, 1995 and 1994, respectively. Such programming charges eliminate in consolidation.

     The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (together with the 1992 Cable Act, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1996, approximately 78% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

     During the year ended December 31, 1996, 61% of the Company's revenue from Cable and Communications Services was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

     Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's. See note 7 to the accompanying consolidated financial statements for the effect of the Satellite Spin-off on the Company's results of operations and financial position.

     Revenue from Cable and Communications services increased 32% and 27% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior years. In the Company's regulated cable systems, the Company implemented rate increases for its Regulated Services in June 1996. As allowed by Federal Communications Commission ("FCC") regulations, such rate increases included amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

     The 1996 increase in revenue from Cable and Communications is due to the effect of certain acquisitions (18%), increases in the rates charged to the Company's customers due to inflation, programming cost increases as previously discussed and channel additions (7%), growth in the Company's satellite customers through the date of the Satellite Spin-off (3%), net growth in basic customer levels within the Company's cable television systems (1%) and an increase in the Company's international programming revenue, advertising sales and other revenue (3%).

     The 1995 increase in revenue from Cable and Communications is due to the effect of certain acquisitions (13%), growth in the Company's satellite customers (4%), increases in the rates charged to the Company's customers from inflation, programming cost increases and channel additions (4%), net growth in basic customer levels within the Company's cable television systems (4%) and an increase in the Company's long-distance voice and data service and other revenue (2%).

     Operating, selling, general and administrative expenses increased 47% and 39% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior year. Exclusive of the effects of acquisitions (21% and 13%) and Primestar (5% and 8%), such expenses increased 21% and 18%, respectively. Programming expenses accounted for the majority of such increase. In this regard, programming expenses, including intercompany programming charges, represented $1,782 million (38%), $1,331 million (42%) and $936 million (41%) of operating, selling, general and administrative expenses during 1996, 1995 and 1994, respectively. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. During the fourth quarter of 1995, the Company incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

     During the fourth quarter of 1996, the Company restructured certain of its operating and accounting functions (the "Restructuring"). In connection with the Restructuring, the Company recognized a charge of $41 million related primarily to work force reductions. As of December 31, 1996, $8 million of such restructuring charges had been paid. The Company anticipates that the majority of the remaining charges will be paid during the six months ended June 30, 1997.

     The increase in the Company's depreciation expense in 1996 and 1995 is due to acquisitions, as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in the Company's cable systems. The increase in amortization expense in 1996 and 1995 is due to acquisitions.

     The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

     Programming Services

     The table below sets forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Other items of significance are discussed under separate captions below.


                                                 Years ended December 31,
                                       --------------------------------------------------------
                                             1996              1995                   1994
                                       ---------------  -----------------      ----------------
                                                    dollar amounts in millions
 Electronic Retailing Services:

  Net sales                              100%    $ 984      100%     $ 920       100%     $ 432
  Cost of sales                           61       605       66        603        61        263
  Operating, selling, general
    and administrative expenses           31       306       37        342        34        145
  Restructuring charges                   --        --        2         17        --         --
  Depreciation and amortization            4        37        4         43         3         15
                                       -----     -----    -----      -----     -----      -----
   Operating income (loss)                 4%    $  36       (9)%    $ (85)        2%     $   9
                                       =====     =====    =====      =====     =====      =====
 Other Programming Services:
                                                                                          -----
  Revenue (1)                            100%    $ 355      100%     $ 521       100%     $ 240
  Operating, selling, general
    and administrative expenses           74       264       92        480        97        234
  Compensation (adjustment to
    compensation) relating to
    stock appreciation rights              5        17        2         12        (1)        (3)
  Depreciation and amortization            7        24       11         55         5         11
                                       -----     -----    -----      -----     -----      -----
   Operating income (loss)                14%    $  50       (5)%    $ (26)       (1)%    $  (2)
                                       =====     =====    =====      =====     =====      =====

    (1) Includes intercompany programming revenue of $107 million, $80 million and $33 million in 1996, 1995 and 1994, respectively. Such programming revenue eliminates in consolidation.

     Electronic Retailing Services

     This information reflects the results of Home Shopping Network, Inc. ("HSN"), which became a consolidated subsidiary of the Company in the TCI/Liberty Combination and ceased to be a consolidated subsidiary in December 1996 pursuant to the transactions described below. HSN's primary business is the sale of merchandise to viewers of the home shopping programming produced and distributed by Home Shopping Club, Inc. ("HSC"), a wholly-owned subsidiary of HSN.

     Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

     Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.

     As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN will no longer be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

     During the year ended December 31, 1996, HSN's net sales increased 7%, as compared to the prior year. Such increase is due primarily to the net effect of an 11.5% increase in the number of packages shipped partially offset by an 8.5% decrease in the average price per unit sold.

     Net sales from electronic retailing services increased from $432 million in 1994 to $920 million in 1995. Such increase is due to the consolidation of HSN in August of 1994 in connection with the TCI/Liberty Combination. However, on an annualized basis, HSN's net sales decreased approximately 11%. Such annualized decrease is the net affect of a 19% decrease in the number of packages shipped, partially offset by a 9% increase in the average price per unit sold.

     For the year ended December 31, 1996, cost of sales increased $2 million or less than 1% as compared to 1995. As a percentage of net sales, cost of sales decreased from 66% to 61% from 1995 to 1996. Such decrease is due to promotional events in 1995 which had the effect of lowering revenue but not cost of sales and to a change in product sales mix in 1996.

     Cost of sales increased from $263 million in 1994 to $603 million in 1995. As a percent of sales, cost of sales increased from 61% in 1994 to 66% in 1995. The increase in the cost of sales percentages primarily relate to warehouse sales and other promotional events. Such events included price discounts to (i) facilitate the restructuring of HSN's distribution center, (ii) make room for new holiday merchandise and (iii) adjust inventory levels and product mix. In addition, cost of sales for the year ended December 31, 1995 includes a $12 million increase in HSC's inventory carrying value adjustment related to products which were inconsistent with HSN's then new sales and merchandise philosophy.

     HSN believes that seasonality does impact its business, but not to the same extent it impacts the retail industry in general.

     Other Programming Services

     On April 1, 1996, United Video Satellite Group, Inc. ("UVSG"), a subsidiary of TCI Group, and Netlink USA ("Netlink"), a subsidiary of Liberty Media Group, formed Superstar/Netlink Group LLC ("Superstar/Netlink"), a limited liability company comprised of UVSG's Superstar Satellite Entertainment and Netlink's retail C-band satellite business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail C-band business is no longer consolidated with the financial results of Liberty Media Group.

     As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and TINTA formed two sports programming ventures both of which are accounted for using the equity method. In the United States, Liberty Media Group and News Corp. formed the Liberty/Fox U.S. Sports LLC ("Fox Sports") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

     Internationally, News Corp. and a limited liability company ("Liberty/TINTA") formed by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems or cable television.

     As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

     Revenue from the Company's Other Programming Services decreased $166 million or 32% from 1995 to 1996. Such decrease is due to the net effect of the deconsolidation of (i) the Company's sports programming entities upon the formation of Fox Sports and Fox Sports International and (ii) Netlink's retail C-band satellite business offset by a $50 million increase in revenue from Encore Media Corporation and a $9 million increase from other services.

     Revenue from the Company's Other Programming Services increased $281 million or 117% from 1994 to 1995, and operating costs and expenses before depreciation and amortization increased $246 million or 105%. Such increases are primarily due to the TCI/Liberty Combination.

     Other Income and Expense

     The Company's interest expense increased $86 million or 9% during 1996, as compared to 1995 and $225 million or 29% during 1995, as compared to 1994. The increase in 1996 is the net result of an increase due to higher debt balances partially offset by a decrease due to a lower weighted average interest rate. The 1995 increase is the result of higher interest rates and debt balances. The Company's weighted average interest rate on borrowings was 7.8%, 8.1% and 7.5% during 1996, 1995 and 1994, respectively.

     During the year ended December 31, 1996, in order to reduce future interest costs, the Company redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "Redemption"). In connection with the Redemption, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     Also, during the year ended December 31, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

     At December 31, 1996, the Company had an effective ownership interest of approximately 27% in Telewest Communications plc ("Telewest"), a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest, which is accounted for under the equity method, had a carrying value at December 31, 1996 of $488 million and comprised $109 million, $70 million and $43 million of the Company's share of its affiliates' losses in 1996, 1995, and 1994, respectively. The increase in the Company's share of losses of Telewest in 1996 and 1995 is due, in part, to an increase in Telewest's interest expense and foreign currency translation losses related to the 1995 issuance of U.S. dollar denominated debentures by Telewest. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $422 million at December 31, 1996 and accounted for $79 million, $62 million and $50 million of the Company's share of its affiliates' losses in 1996, 1995 and 1994, respectively.

     Telewest was formed during the fourth quarter of 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc (formerly TCI/US WEST Cable Communications Group) ("TeleWest Communications") with SBC (CableComms)(UK). Prior to the TeleWest Merger, the Company had an effective ownership interest of approximately 36% in TeleWest Communications, and subsequent to the TeleWest Merger the Company has an effective ownership interest of approximately 27% in Telewest. As a result of the TeleWest Merger, the Company recognized a gain of $165 million (before deducting the related tax expense of $58 million). Such gain represents the difference between the Company's recorded cost for TeleWest Communications and the Company's effective proportionate share of Telewest's net assets. There is no assurance that the Company will realize similar gains in future periods.

     As a result of the TeleWest Communications November 1994 initial public offering (the "TeleWest IPO") and the associated dilution of the Company's ownership interest of TeleWest Communications, the Company recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million) in 1994.

     The Company's share of losses of affiliates was $473 million, $193 million and $112 million (exclusive of share of earnings of Liberty prior to the TCI/Liberty Combination) in 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 are due in part to the aforementioned share of losses of Telewest and the Company's other international investments. Additionally, included in share of losses of affiliates for the year ended December 31, 1996 is $168 million attributable to Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum"). Such amount includes $34 million associated with prior periods.

     On July 11, 1994, Rainbow Program Enterprise ("Rainbow") purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in the Company's share of Liberty's earnings prior to the TCI/Liberty Combination.

     Teleport Communications Group Inc. ("TCG"), a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, the Company's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, the Company recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

     During the year ended December 31, 1995, the Company recognized a gain amounting to $123 million in connection with the sale by TINTA to the public of 20 million shares of TINTA common stock (the "IPO") and the issuance by TINTA of shares of common stock for an investment in an Argentine programming entity (the "TYC Acquisition").

     Minority interests in earnings of consolidated subsidiaries aggregated $56 million for the year ended December 31, 1996, as compared to minority interests in losses of consolidated subsidiaries in 1995 and 1994. Such change in 1996 is due primarily to the accrual of dividends on preferred securities issued by certain subsidiaries of the Company.

     On October 10, 1996, Time Warner, Inc. ("Time Warner") and Turner Broadcasting System, Inc. ("TBS") consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted. Prior to the TBS/Time Warner Merger, the Company owned shares of TBS common stock and shares of a class of TBS preferred stock that were convertible into TBS common stock. Time Warner, TBS, TCI and Liberty entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock") in exchange for its TBS common and preferred stock. Holders of the TW Exchange Stock are entitled to one one-hundredth of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holder of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. In connection with the TBS/Time Warner Merger, the Company received approximately 50.6 million shares of TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, the Company recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

     Net Earnings

     The Company's net earnings (before preferred stock dividend requirements) of $278 million for the year ended December 31, 1996 represents an increase of $449 million as compared to the Company's net loss (before preferred stock dividend requirements) of $171 million for 1995. Such increase is due to the net effect of the gains recorded in connection with the TBS/Time Warner Merger and the HSN Merger partially offset by an increase in share of losses of affiliates, income tax expense and interest expense. Additionally, the Company recognized gains in 1995 related to the TeleWest Merger and TINTA IPO.

     The Company's net loss (before preferred stock dividend requirements) of $171 million for the year ended December 31, 1995 represents a decrease of $233 million as compared to the Company's net earnings (before preferred stock dividend requirements) of $62 million for the corresponding period of 1994. Such decrease is due primarily to a decrease in operating income, a decrease in share of earnings of affiliates (a significant portion of which results from the gain recognized in 1994 by Liberty upon the sale of its investment in AMC), and an increase in interest expense partially offset by the recognition of a gain resulting from the TINTA IPO.

     Inflation has not had a significant impact on the Company's results of operations during the three-year period ended December 31, 1996.

     Liquidity and Capital Resources

     On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

     The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. The Viacom Acquisition has been accounted for by the purchase method and accordingly, the Company recorded Cable Sub's assets and liabilities at fair value.

     Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

     In addition to the Viacom Acquisition, the Company consummated certain other acquisitions during 1996. See note 3 to the accompanying consolidated financial statements for additional information regarding assets acquired and liabilities assumed in connection with all acquisitions.

     During the year ended December 31, 1996, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) $500 million in face value of 8.72% Trust Originated Preferred SecuritiesSM for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) (iii) $500 million in face value of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.1% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity issuances to retire commercial paper and to repay certain other indebtedness.

     During March 1997, the Company, through special purpose entities formed as Delaware business trusts, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. The Company used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

     Additionally, in February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

     In January 1997, the Company acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that the Company did not previously own and certain additional assets for aggregate consideration of approximately $970 million. The Company issued approximately 16 million shares of TCI Group Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition.

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

     During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. The Company does not believe that such terminations will adversely affect its future liquidity. At December 31, 1996, subsidiaries of the Company had approximately $1.8 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights, adjustment to compensation relating to stock appreciation rights and restructuring charges) ($2,276 million, $1,988 million and $1,798 million in 1996, 1995 and 1994, respectively) to interest expense ($1,096 million, $1,010 million and $785 million in 1996, 1995 and 1994, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 208%, 197% and 229% for 1996, 1995 and 1994, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,228 million, $957 million and $908 million in 1996, 1995 and 1994, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries' available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

     The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions and capital expenditures have exceeded net cash provided by operating activities. In this regard, the amount of capital expended by the Company for property and equipment was $2,055 million, $1,782 million and $1,264 million in 1996, 1995 and 1994, respectively. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

     In late April 1996, TCIC was notified by Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Co. ("Duff and Phelps") that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch Investors Service, L.P. ("Fitch") reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard and Poor's Securities, Inc. ("Standard & Poor's") issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. On January 24, 1997, Standard & Poor's removed TCIC's senior debt from CreditWatch. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade) with a negative outlook. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

     The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo and accounts for its interests in the PCS Ventures by the equity method.

     The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents), based on the Donnelley Marketing Service estimate of the December 31, 1995 population of the relevant geographic areas. The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the FCC that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

     From inception through 1996, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $0.9 billion, including approximately $0.2 billion during the year ended December 31, 1996.) The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $1.2 billion of such amount (of which the Company's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

     The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $278 million at December 31, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such guarantees, that they will not be material to the Company.

     The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1996, these agreements require minimum payments aggregating approximately $571 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

     The Company has made certain financial commitments related to the acquisition of foreign sports program rights through 2004. At December 31, 1996, such commitments aggregated $226 million.

     The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company (i) pays fixed interest rates ranging from 7.2% to 9.3% and receives variable interest rates on notional amounts of $310 million at December 31, 1996 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996 (the "Variable Rate Agreements"). During the year ended December 31, 1996, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million) and $36 million, respectively. During the year ended December 31, 1996, the Company terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. The Company will amortize the termination settlement over the remainder of the original terms of the terminated Variable Rate Agreements. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     At December 31, 1996, after considering the net effect of the aforementioned interest rate exchange agreements, the Company had $7,349 million (or 49%) of fixed-rate debt with a weighted average interest rate of 8.5% and $7,577 million (or 51%) of variable-rate debt with a weighted average interest rate of 6.3%.

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

     Approximately twenty-seven percent of the franchises held by the Company, involving approximately 4.5 million basic customers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire, although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

     During 1996, the Company has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The Primestar partners distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. Prior to the Satellite Spin-off, the Company provided this satellite service. DirecTv, Inc. ("DirecTv"), United States Satellite Broadcasting Corporation ("USSB") and EchoStar Communications Corp. ("EchoStar"), transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. ("Alphastar") began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television on a nationwide basis (not all of which would be available to each subscriber), Internet services and local broadcast network television signals, capable of reaching more than 50% of all television householders upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Company expects that competition from DBS will continue to increase. However, the Company is unable to predict what effect such competition will have on the Company's financial position.

     LIBERTY MEDIA GROUP

     General

     On August 3, 1995, the stockholders of TCI authorized the Board to issue two new series of stock which reflect the separate performance of Liberty Media Group. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution represented one hundred percent of the equity value attributable to Liberty Media Group.

     At December 31, 1996, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including TCI's Domestic Cable and Communications unit, TCI's International Cable and Programming unit, TCI's Telephony unit, TCI's Internet unit and TCI's Technology/Venture Capital unit. The businesses of TCI not attributed to Liberty Media Group are referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group and, prior to the Distribution, are included in combined equity in the accompanying combined financial statements of Liberty Media Group. See note 9 to the accompanying Liberty Media Group combined financial statements.

     On April 1, 1996, UVSG, a subsidiary of TCI Group, and Netlink, a subsidiary of Liberty Media Group, formed Superstar/Netlink, a limited liability company comprised of UVSG's Superstar Satellite Entertainment and Netlink's retail C-band satellite business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail C-band satellite business is no longer consolidated with the financial results of Liberty Media Group.

     As of April 29, 1996, Liberty Media Group, News Corp. and TINTA formed two sports programming ventures both of which are accounted for using the equity method. In the United States, Liberty Media Group and News Corp. formed Fox Sports into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

     Internationally, News Corp. and Liberty/TINTA formed Fox Sports International to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems or cable television.

     As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

     On October 10, 1996, Time Warner and TBS consummated the TBS/Time Warner Merger whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted. Prior to the TBS/Time Warner Merger, Liberty Media Group owned shares of TBS common stock and shares of a class of TBS preferred stock that were convertible into TBS common stock. Time Warner, TBS, TCI and Liberty entered into an Agreement Containing Consent Order with the FTC dated August 14, 1996, as amended September 4, 1996. Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of TW Exchange Stock. Holders of the TW Exchange Stock are entitled to one one-hundredth of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner Common Stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, Liberty Media Group recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

     Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner will be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

     If the Spin-Off occurs, certain control stockholders of TCI would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

     In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The Contract Option will be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained. On the date of grant, Time Warner will issue to Southern, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable at Time Warner's option in cash or TW Exchange Stock. If Time Warner exercises the Contract Option and enters into the Distribution Contract, Time Warner will be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract.

     Pursuant to the BDTV Agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996, Liberty Media Group contributed to BDTV-I, in August 1996, the option to purchase 2 million shares of Class B common stock of Silver King (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC.

     Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received: (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV-II, (ii) the contractual right to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity and voting power of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I. Pursuant to an Exchange Agreement between Liberty Media Group and Silver King, the shares of HSN held by Liberty Media Group following the HSN Merger are mandatorily exchangeable from time to time for shares of common stock and Class B common stock of Silver King (in the same ratio as the merger ratio in the HSN Merger) either upon the occurrence of certain events or changes in laws, rules or regulations which would entitle Liberty Media Group to own directly a greater number of shares of Silver King or in connection with the sale of the shares of Silver King to be received in the exchange to a third party who would be entitled to own such shares under applicable law. If all shares of Silver King stock issuable pursuant to the Contingent Right and the Exchange Agreement were issued, Liberty Media Group's beneficial ownership of Silver King stock would increase from 21.37% to approximately 36% of the outstanding common equity (with such shares and the shares owned by BDTV-I and BDTV-II representing approximately 77% of the total voting power of the Silver King common equity).

     As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN will no longer be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II, as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

     Summary of Operations

     Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products ("Entertainment and Information Programming Services"). Additionally, Liberty Media Group is engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data have been provided below for Electronic Retailing Services, which include a retail function, and other Entertainment and Information Programming Services. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have been reflected separately in the following table. Liberty Media Group holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately under their own captions below.


                                                          Years ended December 31,
                                        --------------------------------------------------------
                                            1996                   1995               1994
                                        --------------   -------------------   -----------------
                                                      dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

 Revenue                                 100%  $355,242        100%  $521,050   100%  $  357,031
 Operating, selling, general and
  administrative                          72    257,601         91    475,533    93      332,060
 Compensation relating to stock
  appreciation rights                      6     20,142          1      2,183    --           --
 Depreciation and amortization             7     23,676         10     54,688     5       17,006
                                         ---   --------   --------   --------   ---   ----------
   Operating income (loss)                15%  $ 53,823         (2)% $(11,354)    2%  $    7,965
                                         ===   ========   ========   ========   ===   ==========
Electronic Retailing Services
-----------------------------

 Net sales                               100%  $984,117        100%  $919,796   100%  $1,014,384
 Cost of sales                            61    605,116         66    602,849    61      618,972
 Operating, selling, general and
  administrative                          31    305,681         39    359,130    34      341,015
 Adjustments to compensation
  relating to stock appreciation
  rights                                  --         --         --       (758)   --      (1,547)
 Depreciation and amortization             4     36,891          4     43,249     3       32,244
                                         ---  ---------   --------   --------   ---   ----------
   Operating income (loss)                 4%  $ 36,429         (9)% $(84,674)    2%  $   23,700
                                         ===   ========   ========   ========   ===   ==========
Corporate expenses
------------------
 Selling, general and administrative           $  6,484              $  4,743         $    7,132
 Compensation (adjustments to
  compensation) relating to stock
  appreciation rights                            (2,789)               10,261             (7,027)
 Depreciation and amortization                      125                    74                 86
                                               --------              --------         ----------
 Operating loss                                $ (3,820)             $(15,078)        $     (191)
                                               ========              ========         ==========

     Entertainment and Information Programming Services

     Revenue from Entertainment and Information Programming Services decreased 32% or $166 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. As a result of the formation of Fox Sports in April of 1996, the financial results of Liberty Media Group's regional sports programming businesses were no longer consolidated with the financial results of Liberty Media Group. Additionally, as of April 1, 1996, Netlink's retail C-band satellite business no longer consolidates with the financial results of Liberty Media Group. Excluding the effect of these two transactions, revenue increased $62 million. Revenue from Encore Media Corporation ("Encore") increased approximately $50 million from 1995 to 1996. Approximately $22 million of this increase was related to Encore's thematic multiplex services ("Multiplex"). Multiplex units increased 103% from 6 million at December 31, 1995 to approximately 12.2 million units at December 31, 1996. Encore subscribers increased 39% to approximately 11 million at December 31, 1996 resulting in an increase in revenue of approximately $23 million in 1996. Average rates per subscriber were essentially unchanged during these periods. The remaining increase in Encore's revenue in 1996 was due to increased management fees from affiliates. The remaining increase in revenue for Entertainment and Information Programming Services is related to increases in revenue from affiliate fees from Southern and TV Network Corporation ("Intro") and the increase in the "Content Fee" from STARZ! (see note 4 to the accompanying combined financial statements). Revenue from Intro accounted for 7% of total revenue from Entertainment and Information Programming Services for the year ended December 31, 1996. Effective January 1, 1997 the operations for Intro were discontinued. Consequently, revenue from such operations will not be realized in future periods.

     Operating, selling, general and administrative expenses decreased 46% or $218 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. The operations of Liberty Media Group's regional sports programming businesses and the operations of Netlink's retail C-band satellite business have not been consolidated with the financial results of Liberty Media Group for most of the year ended December 31, 1996 which contributes substantially to this decrease in operating costs and expenses. Excluding the effect of the businesses which no longer consolidate with the financial results of Liberty Media Group, operating, selling, general and administrative expenses increased $19 million. Such increase primarily relates directly to the corresponding increases in revenue. Programming costs for Encore increased approximately $11 million primarily due to upgrading the quality of programming on all Encore and Multiplex channels. Marketing costs and other general and administrative costs for Encore increased approximately $4 million in 1996 in relation to the increase in revenue and additional personnel and related costs supporting the overall growth of the company. Intro's operating, selling, general and administrative expenses will not be incurred in future periods due to the discontinuation of Intro's operations.

     Operating income for Entertainment and Information Programming Services increased $65 million from an $11 million loss for the year ended December 31, 1995 to operating income of $54 million for the year ended December 31, 1996. Excluding the effect of Liberty Media Group's regional sports programming businesses and Netlink's retail C-band satellite business, operating income increased $20 million from 1995 to 1996. The increase in operating income is primarily a result of the previously discussed increases in revenue offset by the increases in operating expenses. The increase in compensation relating to stock appreciation rights is due primarily to an increase in compensation relating to Encore's phantom stock appreciation rights of approximately $14 million (see note 10 to the accompanying combined financial statements).

     Revenue from Entertainment and Information Programming Services increased 46% or $164 million from 1994 to 1995. Liberty Media Group's regional sports programming businesses accounted for $102 million of such increase. Prime Ticket Networks, L.P. ("Prime Sports-West") was acquired by Liberty Media Group in August 1994, and was responsible for $40 million of the increase in revenue from Liberty Media Group's regional sports programming businesses. Other new regional sports programming businesses accounted for $27 million of the increase in revenue for the year ended December 31, 1995. Excluding the effect of Prime Sports-West and other new regional sports programming businesses, advertising and infomercial revenue for the year ended December 31, 1995 increased $11 million over the year ended December 31, 1994. Increases in direct broadcast satellite revenue accounts for $20 million of the 1995 increase in revenue from Liberty Media Group's regional sports programming businesses. The remaining increase in revenue from Liberty Media Group's regional sports programming businesses is attributed to customer growth and rate increases in the established regional sports programming businesses. Multiplex (three services launched in July 1994 and three services launched in September 1994) and Intro (a 24-hour basic cable service launched in July 1994) accounted for a combined increase in revenue of $24 million for the year ended December 31, 1995. Excluding Multiplex, Encore experienced a 33% increase in customers (primarily direct broadcast customers) representing an $11 million increase in revenue over 1994. Revenue from Netlink increased $29 million for the year ended December 31, 1995 compared to the year ended December 31, 1994. Substantially, all of this increase is attributed to pricing increases and an increase in the average number of retail customers.

     Operating, selling, general and administrative expenses increased 43% or $143 million from 1994 to 1995. Prime Sports-West accounted for $33 million of the increase in operating expenses of Liberty Media Group's regional sports programming businesses. Other new businesses in the regional sports programming businesses increased expenses $63 million for the year ended December 31, 1995. Expenses at Liberty Media Group's regional sports programming businesses, excluding the impact of new businesses, increased $14 million for the year ended December 31, 1995. Such increase was caused by increased programming rights fees in certain markets, new rights agreements, and increased production costs and technical operations due to a larger number of events. Intro and Multiplex, which were launched during 1994, were responsible for $13 million of the increase in expenses from 1994 to 1995. Additionally, Encore's expenses increased $4 million due to additional marketing expenses related to Encore's increase in customers and due to additional personnel and related costs. Netlink's programming costs increased $23 million for the year ended December 31, 1995 which is directly related to the increases in customers and increases in the rates that Netlink pays to its program suppliers.

     Operating loss for Entertainment and Information Programming Services was $11 million in 1995. Operating income was $8 million in 1994. Encore and Intro accounted for a combined increase of $18 million in operating income in 1995 due to increased cable customers and Encore's increased direct broadcast satellite customers. Such increase was offset by a $48 million decrease in operating income in the regional sports programming businesses due to start-up costs of new businesses, international ventures, and increased amortization related to other intangibles acquired in the acquisition of Prime Sports-West. The remaining increase in operating income of Liberty Media Group's Entertainment and Information Programming Services is primarily a result of increased revenue combined with decreased expenses from Southern, and growth in rates and customers of Netlink.

     Electronic Retailing Services

     This information reflects the results of HSN, which became a consolidated subsidiary of Liberty Media Group in February 1993. As a result of the HSN Merger on December 20, 1996, HSN is no longer a consolidated subsidiary. HSN's primary business is electronic retailing conducted by HSC.

     For the year ended December 31, 1996, revenue from Electronic Retailing Services increased $64 million, or 7% as compared to 1995. Net sales reflects an increase of 11.5% in the number of packages shipped and a decrease of 8.5% in the average price per unit sold. The remaining increase in revenue is due to increases in sales by other HSN wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela"), which were offset by decreases related to the sale of assets of Ortho-Vent, Inc., a subsidiary of HSN Mail Order, Inc. ("Mail Order"), and decreases by HSN's infomercial joint venture, HSN Direct Joint Venture ("HSND"). During April 1996, HSN sold a majority of its interest in HSND for $5.9 million to TINTA.

     For the year ended December 31, 1996, gross profit for Electronic Retailing Services increased $62 million, or 20%, compared to 1995. As a percentage of net sales, gross profit increased to 39% from 34%. Such increase was partially offset by combined decreases related to HSND and Ortho-Vent, Inc.

     The dollar increases in HSN's and HSC's gross profit relate to the higher sales volume. The comparative increases in HSN's gross profit percentage relate to warehouse sales and other promotional events held during 1995 which reduced gross profit in these periods and a 1996 product sales mix which was composed of higher gross profit merchandise.

     Operating, selling, general and administrative expenses decreased $53 million, to 31% of sales in 1996, compared with 39% of sales in 1995. In late 1995 and the first quarter of 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in reductions in operating expenses in 1996 compared with the same periods in 1995.

     In November 1995, HSN appointed a new chairman of the board and a new president and chief executive officer, both with significant experience in the electronic retailing and programming areas. HSN believes that the improved sales in 1996 were primarily the result of immediate changes made by new management to HSN's merchandising and programming strategies. HSN's management is taking additional steps designed to attract both first-time and active customers which include reformatting the Spree! network to America's Jewelry Store, a twenty-four hour jewelry shopping network, changes in the merchandising area designed to broaden product assortment, changing the sales mix, optimizing product level, improving inventory management and better planning of programmed shows. HSN believes that its negative performance in 1995 was due, in part, to the adverse effects of certain merchandising and programming strategies which had been implemented in late 1994 and 1995. There can be no assurance that changes to HSN's merchandising and programming strategies will achieve HSN's management's intended results.

     HSN revenue decreased $95 million or 9% from 1994 to 1995. HSC's sales reflect the net effect of a 19% decrease in the number of packages shipped which was partially offset by a 9% increase in the average price per unit sold. The decrease in HSC sales was offset by sales increases by HSND, Mail Order and Vela totaling $31 million for the year ended December 31, 1995.

     Cost of sales decreased $16 million, or 3%, from 1994 to 1995; and cost of sales, as a percentage of net sales, increased to 66% from 61%. The 1995 dollar decreases in cost of sales, compared to 1994, relate to the lower sales volumes. The comparative increases in cost of sales percentages primarily relate to warehouse sales and other promotional events. In addition, cost of sales for the year ended December 31, 1995, reflect a $12 million adjustment to HSC's inventory carrying value related to product which is inconsistent with HSC's new sales and merchandising philosophy.

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

     Corporate Expenses

     Corporate selling, general and administrative expenses were relatively comparable for each of the years presented. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. Stock options and/or stock appreciation rights granted by Liberty prior to the TCI/Liberty Combination have been assumed by TCI.

     Subsequent to the Distribution, certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the years ended December 31, 1996 and 1995, Liberty Media Group was allocated approximately $3 million each year in corporate general and administrative costs by TCI Group.

     Other Income and Expense

     Interest expense was $17 million, $19 million and $13 million in 1996, 1995 and 1994, respectively. The increased debt at HSN and Prime Sports-West is primarily responsible for the increase in interest expense in 1995.

     Dividend and interest income was $22 million, $12 million and $20 million for the years ended December 31, 1996, 1995 and 1994, respectively. Dividend income in 1996 increased due to dividends received on the TW Exchange Stock in December of 1996. Interest income earned on invested cash balances increased during 1996 due to an increase in such cash balances. The decrease in 1995 is primarily the result of the repayment of an HSN note receivable in August 1994.

     Liberty Media Group's share of earnings of affiliates was $8 million in 1996 compared to losses of $15 million in 1995 and earnings of $31 million in 1994. The increase in earnings in 1996 was partially due to the investment in Superstar/Netlink in April 1996 which contributed $11 million to the share of earnings for 1996. The decrease in losses of Court was responsible for approximately $19 million of the increase in earnings from 1995 to 1996. In August 1995, Liberty Media Group made an additional $29 million investment in Court which represented Liberty Media Group's pro rata share of capital calls made in prior years by the other partners of Court that Liberty Media Group had no obligation to fund. Due to the additional investment in Court, Liberty Media Group's share of losses of Court for the year ended December 31, 1995 includes $18 million of previously unrecognized losses of Court. Such losses were not recognized in prior periods due to the fact that Liberty Media Group's investment in Court had been reduced to zero. Earnings before interest, taxes and depreciation and amortization for QVC increased 18% in 1996 compared to 1995. Interest expense for QVC was decreased approximately $10 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. Additionally, QVC recorded a one time charge in 1995 for compensation resulting from stock option redemptions in the QVC Merger. Consequently, Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC increased $20 million in 1996 compared to 1995. These increases in share of earnings attributable to Liberty Media Group's investments in affiliates were offset by increased share of losses in other affiliates attributable to Liberty Media Group. Such losses include share of losses of DMX which contributed $14 million in losses to Liberty Media Group in 1996. Additionally, due to the formation of Fox Sports, share of earnings in affiliates attributable to Liberty Media Group's interest in certain regional sports programming businesses reflect twelve months of earnings in 1995 but only four months of earnings in 1996. This represents a $6 million decrease in earnings in 1996. Liberty Media Group's share of earnings in affiliates attributable to its interest in Discovery Communications, Inc. ("Discovery") decreased by approximately $4 million in 1996 compared to 1995. Discovery's earnings before interest, taxes and depreciation and amortization increased 34% in 1996 compared to 1995 for its established businesses. This increase was almost entirely offset by increased losses before interest, taxes and depreciation and amortization of its developing businesses. Discovery also recorded increased depreciation and amortization on increased fixed assets resulting from a 1996 acquisition by Discovery as well as increased expense relating to an executive compensation plan.

     The increase in losses in 1995 is primarily due to share of losses of Court. As previously discussed, Liberty Media Group's share of losses of Court for the year ended December 31, 1995 of $21 million includes $18 million of previously unrecognized losses of Court. The 1995 increase in losses also was partially due to the sale of substantially all of Liberty Media Group's interest in AMC in July 1994, which investment contributed $9 million to the 1994 earnings. Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC decreased $9 million for 1995, as compared to 1994. Such change is primarily the result of increased interest expense on additional debt arising from the QVC Merger as well as compensation resulting from stock option redemptions in the QVC Merger. Liberty Media Group's share of losses increased by $8 million in 1995 due to share of losses in Premier Sports.

     Liquidity and Capital Resources

     Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries will each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are holders of common stock of TCI and will continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock does not affect the rights of creditors of TCI.

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

     TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Previously, cash receipts of certain businesses attributed to Liberty Media Group were remitted to TCI Group and certain cash disbursements of Liberty Media Group were funded by TCI Group on a daily basis. Prior to the Distribution, the net amounts of such cash activities are included in combined equity in the accompanying combined financial statements. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to the Liberty Media Group.

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

     Encore's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink's wholesale C-band satellite business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group. Upon consummation of the Spin-Off, cash provided by operating activities of Southern will no longer be available as a source of cash for Liberty Media Group. In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of TW Exchange Stock in exchange for its holdings in TBS common and preferred stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the common stock received in connection with the TBS/Time Warner Merger. However, there can be no assurance that such dividends will continue to be paid. If the Spin-Off occurs, such cash dividends would not be available as a source of cash for Liberty Media Group. Cash provided by operating activities of Netlink's wholesale C-band satellite business is another significant source of cash available for distribution to Liberty Media Group. In addition, Netlink's wholesale C-band satellite business, faces significant competition from other C-band distributors as well as DBS services, which were launched in 1994. Liberty Media Group believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1996, the C-Band industry decreased 4% to 2.3 million subscribers. A significant deterioration of the C-Band market could have a material effect on Netlink's wholesale C-band satellite business and consequently, Liberty Media Group's cash provided by operating activities. While the consummation of the Spin-Off and the decrease in the C-Band industry could have significant effects on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and available cash balances should provide adequate cash to meet its obligations.

     Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million. No borrowings were outstanding at December 31, 1996. Encore has a line of credit which provides for borrowings up to $50 million, $1.6 million of which was outstanding at December 31, 1996. Such facility contains certain provisions which limit Encore as to additional indebtedness, sale of assets, liens, guarantees and distributions and includes various financial covenants, including maintenance of certain financial ratios.

     Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

     Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of December 31, 1996, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $194 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

     The FCC has initiated a number of rulemakings to implement various provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"). Recent regulatory developments which may affect Liberty Media Group's programming interests include two additional proceedings. Section 612 of the Communications Act of 1934, as amended, requires a cable operator, depending upon the number of activated channels in its cable system, to set aside up to 15 percent of activated channels for leased access. On March 21, 1996, the FCC adopted a Further Notice of Proposed Rulemaking in which it proposed an alternative maximum rate formula that it believes may better promote the goals of leased access. On February 4, 1997 the FCC released revised rules for calculating the maximum rate for leased commercial access to tiered channels. The newly-adopted formula yields a lower maximum rate than the current rate such that the use of leased access may be expected to increase, thereby further restricting the channel capacity available for carriage of Liberty Media Group's programming services.

     Additionally, the 1996 Telecom Act also requires the FCC to establish rules and implementation schedules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On January 17, 1997, the FCC released proposed new rules which would require substantial closed captioning. Depending upon the rules and implementation schedule ultimately adopted by the FCC, Liberty Media Group's programming interests may incur significant additional costs for closed captioning.

     Netlink's wholesale C-band satellite business uplinks the signals of broadcast televisions stations to C-Band packagers and marketers in the United States and Canada. In uplinking and selling the signals of broadcast television stations in the United States, Netlink's wholesale C-band satellite business is subject to certain FCC regulations and Copyright Act provisions. Pursuant to such regulations, Netlink's wholesale C-band satellite business may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network. Netlink has entered into an agreement in principle with representatives of the National Association of Broadcasters and of its television network affiliate members to identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon finalization of the agreement and such identification, Netlink's wholesale C-band satellite business may be required to disconnect a substantial number of existing subscribers which would have a material adverse effect upon the operations of the Netlink wholesale C-band business.

     TCI GROUP

     General

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

     On August 3, 1995, the stockholders of TCI authorized the Board to issue two new series of stock which reflect the separate performance of Liberty Media Group. Additionally, stockholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock of TCI into Series A and Series B TCI Group Stock. The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution represented one hundred percent of the equity value attributable to Liberty Media Group.

     At December 31, 1996, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including TCI's Domestic Cable and Communications unit, TINTA and TCI's Technology/Venture Capital unit.

     On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of TCI's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock. The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of TCI's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized.

     Upon authorization of the Telephony Group Stock and until shares of Telephony Group Stock are issued, the investments attributed to Telephony Group will be included in TCI Group. The TCI Group Stock will continue to reflect all of the assets, liabilities and common stockholders' equity value of TCI attributable to Telephony Group, in addition to the separate performance of TCI's domestic cable distribution business, telephony distribution and communications business (other than the investments attributed to Telephony Group), international cable, telephony and programming businesses, technology/venture capital business, and any other business of TCI not attributed to either Liberty Media Group or Telephony Group. As shares of Telephony Group Stock are issued and distributed or sold, the percentage of the common stockholders' equity value of TCI attributable to the Telephony Group that is or is intended to be reflected in the TCI Group Stock will be reduced accordingly. The composition of Liberty Media Group was not affected by the authorization, and will not be affected by the issuance, of Telephony Group Stock.

     Summary of Operations

     TCI Group operates principally in the cable and communications industry. The Telephony, Internet, Technology/Venture Capital and International Cable and Programming portions of TCI Group's business have been included with cable and communications services due to their relative insignificance. The table below sets forth for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of TCI Group. Other items of significance are discussed separately under separate captions below.


                                            Years ended December 31,
                                   ----------------------------------------
                                       1996          1995         1994
                                   ------------  ------------  ------------
                                            dollar amounts in millions
Revenue                            100%  $6,790  100%  $5,145  100%  $4,068
Operating, selling, general and
  administrative expenses            69   4,678   61    3,173    56   2,284
Compensation (adjustment to
  compensation) relating to stock
  appreciation rights                --     (30)   1       45            (5)
Restructuring charges                --      41   --       --    --      --
Depreciation and amortization        23   1,555   25    1,274    25   1,001
                                   ----  ------  ---   ------  ---   ------
  Operating income                   8%  $  546   13%  $  653   19%  $  788
                                   ====  ======  ===   ======  ===   ======

     The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Acts established rules under which TCI Group's basic and tier service rates and its equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1996, approximately 78% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

     During the year ended December 31, 1996, 61% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

     Through December 4, 1996, TCI Group had an investment in Primestar. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. At the time of the Satellite Spin-off, Satellite's assets and operations included TCI Group's interest in Primestar, TCI Group's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with TCI Group's. See note 8 to the accompanying combined financial statements for the effect of the Satellite Spin-off on TCI Group's results of operations and financial position.

     Revenue increased 32% and 26% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior years. In TCI Group's regulated cable systems, TCI Group implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

     The 1996 increase in revenue is the result of the effect of certain acquisitions (including the Viacom Acquisition) (18%), increases in the rates charged for TCI Group's cable television service due to inflation, programming cost increases as previously discussed and channel additions (7%), an increase in TCI Group's satellite customers through the date of the Satellite Spin-off (3%), net growth in basic customers levels within TCI Group's cable television systems (1%), and increases in advertising sales, international programming and other revenue (3%).

     The 1995 increase in revenue is the result of the effect of certain acquisitions (13%), growth in TCI Group's Primestar subscribers (4%), increases in the rates charged for TCI Group's cable television service due to inflation, programming cost increases and channel additions (4%), net growth in basic customer levels within TCI Group's cable television systems (4%) and an increase in TCI Group's long distance voice and data service revenue (1%).

     Operating, selling, general and administrative expenses increased 47% and 39% for the years ended December 31, 1996 and 1995, respectively. Exclusive of the effects of acquisitions (21% and 13%) and Primestar (5% and 8%) such expenses increased 21% and 18%. Programming expenses accounted for the majority of such increase. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. During the fourth quarter of 1995, TCI Group incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

     During the fourth quarter of 1996, TCI Group restructured certain of its operating and accounting functions. In connection with the Restructuring, TCI Group recognized a charge of $41 million related primarily to work force reductions. As of December 31, 1996, $8 million of such restructuring charges had been paid. TCI Group anticipates that the majority of the remaining charges will be paid during the six months ended June 30, 1997.

     The increase in TCI Group's depreciation expense in 1996 and 1995 is due to acquisitions as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in TCI Group's cable systems. The increase in TCI Group's amortization expense in 1996 and 1995 is due to acquisitions.

     Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of 1996 and 1995, Liberty Media Group was allocated $3 million in corporate general and administrative costs by TCI Group.

     TCI Group records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees by TCI or TINTA. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

     Other Income and Expenses

     TCI Group's interest expense increased $87 million or 9% from 1995 to 1996 and $207 million or 26% from 1994 to 1995. The increase in 1996 is the net result of an increase due to higher debt balances partially offset by a decrease due to a lower weighted average interest rate. The 1995 increase is the result of higher interest rates and debt balances. TCI Group's weighted average interest rate on borrowings was 7.7%, 8.1% and 7.6% during 1996, 1995 and 1994, respectively.

     During the year ended December 31, 1996, in order to reduce future interest costs, TCI Group redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44%. In connection with the Redemption, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     Also, during the year ended December 31, 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

     TCI Group's share of losses of affiliates were $469 million, $178 million and $117 million in 1996, 1995 and 1994, respectively. The increases in 1996 and 1995 are due in part to the share of losses of Telewest and TCI Group's other international investments described below. Additionally, included in share of losses of affiliates for the year ended December 31, 1996, is $168 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

     At December 31, 1996, TCI Group had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at December 31, 1996 of $488 million and comprised $109 million, $70 million and $43 million of TCI Group's share of its affiliates' losses in 1996, 1995, and 1994, respectively. The increase in TCI Group's share of losses of Telewest in 1996 and 1995 is due, in part, to an increase in Telewest's interest expense and foreign currency translation losses related to the 1995 issuance of U.S. dollar denominated debentures by Telewest. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $422 million at December 31, 1996 and accounted for $79 million, $62 million and $50 million of TCI Group's share of its affiliates' losses in 1996, 1995 and 1994, respectively.

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

     As a result of the TCG IPO in 1996, TCI Group's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCI Group recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

     As a result of the TINTA IPO and the TYC Acquisition, TCI Group recognized a gain amounting to $123 million during 1995. There is no assurance that TCI Group will realize similar gains in future periods.

     Minority interests in earnings of consolidated subsidiaries aggregated $54 million for the year ended December 31, 1996, as compared to $18 million in 1995 and minority interests in losses of consolidated subsidiaries in 1994. The change in 1996 is due primarily to the accrual of dividends on preferred securities issued by certain subsidiaries of TCI Group.

     Net Loss

     TCI Group's net loss (before preferred stock dividends requirements) of $778 million for the year ended December 31, 1996 represents a decrease of $663 million, as compared to TCI Group's net loss (before earnings of Liberty Media Group and preferred stock dividends) of $115 million for the year ended December 31, 1995. Such decrease is primarily the net result of an increase in share of losses of affiliates, interest expense and an decrease in operating income offset by an increase in income tax benefit. Additionally, TCI Group recorded gains in 1995 related to the TeleWest Merger and the TINTA IPO.

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

     Inflation has not had a significant impact on TCI Group's results of operations during the three-year period ended December 31, 1996.

     Liquidity and Capital Resources

     Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI approved by the shareholders of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

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

     TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Previously, cash receipts of certain businesses attributed to Liberty Media Group were remitted to TCI Group and certain cash disbursements of Liberty Media Group were funded by TCI Group on a daily basis. Prior to the Distribution, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

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

     On July 31, 1996, pursuant to certain agreements entered into between TCI Group, Viacom International, Inc. and Viacom, TCI Group acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets.

     The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the Loan Proceeds. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. The Viacom Acquisition has been accounted for by the purchase method and accordingly, TCI Group recorded Cable Sub's assets and liabilities at fair value.

     Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B Common Stock for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

     In addition to the Viacom Acquisition, TCI Group consummated certain other acquisitions during 1996. See note 5 to the accompanying consolidated financial statements for additional information regarding assets acquired and liabilities assumed in connection with all acquisitions.

     During the year ended December 31, 1996, TCIC issued (i) 4.6 million shares of Cumulative Exchangeable Preferred Stock for net cash proceeds of $223 million, (ii) $500 million in face value of 8.72% Trust Originated Preferred SecuritiesSM for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust), (iii) $500 million in face value of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.1% to 7.9% and maturity dates ranging through 2026. TCIC used the proceeds from the aforementioned debt and equity issuances to retire commercial paper and to repay certain other indebtedness.

     During March 1997, TCI Group, through special purpose entities formed as Delaware business trusts, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. The Company used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

     Additionally, in February 1996, TINTA issued $345 million (before deducting offering costs of $9 million) of 4.5% convertible subordinated debentures. TINTA anticipates that it will use the net proceeds to fund capital contributions to certain of its equity investees.

     In January 1997, TCI Group acquired the 50% ownership interest in TKR Cable that TCI Group did not previously own for aggregate consideration of approximately $970 million. TCI Group issued approximately 16 million shares of TCI Group Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition.

     During the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. TCI Group does not believe that such terminations will adversely affect its future liquidity. At December 31, 1996, subsidiaries of TCI Group had approximately $1.4 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 9 to the accompanying TCI Group combined financial statements for additional information regarding the material terms of the lines of credit.

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights, adjustment to compensation relating to stock appreciation rights and restructuring charges) $2,112 million, $1,972 million and $1,784 million for the years ended December 31, 1996, 1995 and 1994, respectively) to interest expense ($1,080 million, $993 million and $786 million in 1996, 1995 and 1994, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 196%, 199% and 227% for 1996, 1995 and 1994, respectively. The decrease in TCI Group's interest coverage in 1996 and 1995 is caused by an increase in interest expense due to higher debt balances. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of TCI Group's interest expense, almost half of which results from fixed rate indebtedness. However, TCI Group's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($1,084 million, $955 million and $1,001 million in 1996, 1995 and 1994, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by TCI Group for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

     TCI Group's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions and capital expenditures have exceeded net cash provided by operating activities. In this regard, the amount of capital expended by TCI Group for property and equipment was $2,043 million, $1,733 million and $1,249 million in 1996, 1995 and 1994, respectively. TCI Group has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, TCI Group currently anticipates that such excess cash will initially be used to reduce outstanding debt.

     In late April, 1996, TCIC was notified by Moody's and Duff & Phelps that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard and Poor's issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. On January 24, 1997, Standard & Poor's removed TCIC's senior debt from CreditWatch. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade) with a negative outlook. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

     TCI Group is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services, to residential and business customers nationwide, using the "Sprint" brand. The PCS Ventures include the Sprint PCS Partnerships and PhillieCo. The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint, Comcast, Cox and TCI Group. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI Group. TCI Group has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo and accounts for its interest in the PCS Ventures by the equity method.

     The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents), based on the Donnelley Marketing Service estimate of the December 31, 1995 population of the relevant geographic areas. The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the FCC that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with APC, which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox-California, which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

     From inception through 1996, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which TCI Group contributed an aggregate of approximately $0.9 billion, including approximately $0.2 billion during the year ended December 31, 1996.) The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. TCI Group expects that the remaining approximately $1.2 billion of such amount (of which TCI Group's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). TCI Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

     TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $278 million at December 31, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees or if it is required to meet any of such guarantees, that they will not be material to TCI Group.

     TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on customer levels at December 31, 1996, these agreements require minimum payments aggregating approximately $377 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

     TCI Group has made certain financial commitments related to the acquisition of foreign sports program rights through 2004. At December 31, 1996, such commitments aggregated $226 million.

     TCI Group's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCI Group) and through net cash provided by their own operating activities.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, TCI Group (i) pays fixed interest rates ranging from 7.2% to 9.3% and receives variable rates on notional amounts of $310 million at December 31, 1996 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, TCI Group's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively. During the years ended December 31, 1996, 1995 and 1994, TCI Group's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million), and $36 million, respectively. During the year ended December 31, 1996, TCI Group terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. TCI Group received $16 million upon such terminations. TCI Group will amortize the termination settlement over the remainder of the original terms of the terminated Variable Rate Agreements. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     At December 31, 1996, after considering the net effect of the aforementioned interest rate exchange agreements, TCI Group had $7,347 million (or 49%) of fixed-rate debt with a weighted average interest rate of 8.5% and $7,577 million (or 51%) of variable-rate debt with a weighted average interest rate of 6.3%.

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

     Approximately twenty-seven percent of the franchises held by TCI Group, involving approximately 4.5 million basic customers, expire within five years. There can be no assurance that the franchises for TCI Group's systems will be renewed as they expire, although TCI Group believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, TCI Group cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

     During 1996, TCI Group has experienced a competitive impact from medium power and high power direct broadcast satellites that use high frequencies to transmit signals that can be received by HSDs much smaller in size than traditional HSDs. The Primestar partners distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. Prior to the Satellite Spin-off, TCI Group provided this satellite service. DirecTv, USSB and EchoStar transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television on a nationwide basis (not all of which would be available to each subscriber), Internet services and local broadcast network television signals, capable of reaching more than 50% of all television householders upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and TCI Group expects that competition from DBS will continue to increase. However, TCI Group is unable to predict what effect such competition will have on TCI Group's financial position.

Item 8.    Financial Statements and Supplementary Data.

     The consolidated financial statements of Tele-Communications, Inc. are filed under this Item, beginning on Page II-50. The combined financial statements of Liberty Media Group are filed under this Item, beginning on Page II-102. The combined financial statements of TCI Group are filed under this Item, beginning at Page II-129. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.







                                             KPMG Peat Marwick LLP




Denver, Colorado
March 24, 1997

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                                        1996      1995
                                                      --------   --------
Assets                                                amounts in millions
Cash and cash equivalents                             $    394        118

Trade and other receivables, net                           448        407

Inventories, net                                            --        104

Prepaid expenses                                            81         65

Prepaid program rights                                      49         47

Committed film inventory                                   136        122

Investments in affiliates, accounted for under the
    equity method, and related receivables (note 4)      3,012      2,372

Investment in Time Warner, Inc. ("Time Warner")
    (note 5)                                             2,027         --

Investment in Turner Broadcasting System, Inc.
    ("TBS") (note 5)                                        --        955

Property and equipment, at cost:
    Land                                                    77         88
    Distribution systems                                10,078      9,545
    Support equipment and buildings                      1,541      1,429
                                                      --------   --------
                                                        11,696     11,062
    Less accumulated depreciation                        4,168      3,653
                                                      --------   --------
                                                         7,528      7,409
                                                      --------   --------

Franchise costs                                         17,875     14,322
    Less accumulated amortization                        2,439      2,092
                                                      --------   --------
                                                        15,436     12,230
                                                      --------   --------

Other assets, at cost, net of amortization               1,133      1,748
                                                      --------   --------

                                                      $ 30,244     25,577
                                                      ========   ========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued

                           December 31, 1996 and 1995

                                                                       1996                  1995
                                                                      --------              --------
Liabilities and Stockholders' Equity                                        amounts in millions
Accounts payable                                                      $    216                   243

Accrued interest                                                           274                   233

Accrued programming expense                                                347                   318

Other accrued expenses                                                     812                 1,114

Debt (note 8)                                                           14,926                13,211

Deferred income taxes (note 14)                                          6,012                 4,584

Other liabilities                                                          253                   195
                                                                      --------              --------

      Total liabilities                                                 22,840                19,898
                                                                      --------              --------

Minority interests in equity of consolidated subsidiaries                1,493                   651

Redeemable preferred stocks (note 9)                                       658                   478

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts ("Trust Securities")
    holding solely subordinated debt securities of TCI
    Communications, Inc. ("TCIC") (note 10)                              1,000                    --

Stockholders' equity (note 11):
    Series Preferred Stock, $.01 par value                                  --                    --
    Class B 6% Cumulative Redeemable Exchangeable
       Junior Preferred Stock, $.01 par value                               --                    --
    Tele-Communications, Inc. Series A TCI Group
       common stock, $1 par value. Authorized
       1,750,000,000 shares; issued 696,325,478 shares
       in 1996 and 672,211,009 shares in 1995                              696                   672
    Tele-Communications, Inc. Series B TCI Group
       common stock, $1 par value. Authorized
       150,000,000 shares; issued 84,647,065 shares
       in 1996 and 84,691,554 shares in 1995                                85                    85
    Tele-Communications, Inc. Series A Liberty Media
       Group common stock, $1 par value.  Authorized
       750,000,000 shares; issued 227,844,437 shares
       in 1996 and 224,942,830 shares in 1995                              228                   225
    Tele-Communications, Inc. Series B Liberty Media
       Group common stock, $1 par value. Authorized
       75,000,000 shares; issued 21,189,369 shares in
       1996 and 21,196,868 shares in 1995                                   21                    21
    Additional paid-in capital                                           3,672                 3,986
    Cumulative foreign currency translation adjustment,
       net of taxes                                                         26                    (9)
    Unrealized holding gains for available-for-sale
       securities, net of taxes                                             15                   338
    Accumulated deficit                                                   (176)                 (454)
                                                                      --------              --------
                                                                         4,567                 4,864
    Series A TCI Group common stock, at cost, held by
       subsidiaries (116,853,196 shares and
       100,524,364 shares in 1996 and 1995,
       respectively)                                                      (314)                 (314)
                                                                      --------              --------

          Total stockholders' equity                                     4,253                 4,550
                                                                      --------              --------

Commitments and contingencies (note 15)

                                                                      $ 30,244                25,577
                                                                      ========              ========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                              1996       1995      1994
                                                             -------    ------    ------
                                                                 amounts in millions,
                                                               except per share amounts

Revenue (note 16):
   Communications and programming services (note 6)          $ 7,038     5,586     4,250
   Net sales from electronic retailing services                  984       920       432
                                                             -------    ------    ------
                                                               8,022     6,506     4,682
                                                             -------    ------    ------
Operating costs and expenses:
   Operating                                                   2,917     2,161     1,507
   Cost of sales from electronic retailing services              605       603       263
   Selling, general and administrative                         2,224     1,754     1,114
   Compensation (adjustment to
     compensation) relating to options and
     stock appreciation rights                                   (13)       57        (8)
   Restructuring charges                                          41        17        --
   Depreciation                                                1,093       899       700
   Amortization                                                  523       473       318
                                                             -------    ------    ------
                                                               7,390     5,964     3,894
                                                             -------    ------    ------

       Operating income (note 16)                                632       542       788

Other income (expense):
   Interest expense                                           (1,096)   (1,010)     (785)
   Interest and dividend income                                   64        52        36
   Share of losses of affiliates, net  (note 4)                 (473)     (193)     (112)
   Share of earnings of Liberty Media Corporation                 --        --       128
   Loss on early extinguishment of debt (note 8)                 (71)       (6)       (9)
   Minority interests in losses (earnings) of
     consolidated subsidiaries, net                              (56)       17         2
   Gain on sale of subsidiary stock (note 13)                     --       123        --
   Gain on sale of stock by equity investee (note 4)              12       165       161
   Gain (loss) on disposition of assets                        1,593        49       (10)
   Other, net                                                    (65)      (30)      (17)
                                                             -------    ------    ------
                                                                 (92)     (833)     (606)
                                                             -------    ------    ------

     Earnings (loss) before income taxes                         540      (291)      182

Income tax benefit (expense) (note 14)                          (262)      120      (120)
                                                             -------    ------    ------

     Net earnings (loss) (note 16)                               278      (171)       62

Dividend requirements on preferred stocks                        (35)      (34)       (8)
                                                             -------    ------    ------

     Net earnings (loss) attributable to common
       stockholders (note 6)                                 $   243      (205)       54
                                                             =======    ======    ======



                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


                                                   1996           1995        1994
                                                 ---------      ---------   ---------
                                                           amounts in millions,
                                                         except per share amounts
Net earnings (loss) attributable to
   common stockholders (note 2):
     TCI Class A and Class B common stock        $      --            (71)         54
     TCI Group Series A and Series B
        common stock                                  (813)          (107)         --
     Liberty Media Group Series A and
        Series B common stock                        1,056            (27)         --
                                                 ---------      ---------   ---------
                                                 $     243           (205)         54
                                                 =========      =========   =========
Primary net earnings (loss) attributable to
   common stockholders per common and
   common equivalent share (notes 2 and 6):
     TCI Class A and Class B common stock        $      --           (.11)        .10
     TCI Group Series A and Series
        B common stock                           $   (1.22)          (.16)         --
     Liberty Media Group Series A and Series
        B common stock                           $    3.97           (.11)         --

Fully diluted net earnings (loss)
   attributable to common stockholders per
   common and common equivalent share
   (notes 2 and 6):
     TCI Class A and Class B common stock        $      --           (.11)        .10
     TCI Group Series A and Series B
        common stock                             $   (1.22)          (.16)         --
     Liberty Media Group Series A and Series
        B common stock                           $    3.88           (.11)         --


See accompanying notes to consolidated financial statements.

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                                               Common Stock
                                                       ---------------------------------------------------------------
                                           Class B            TCI                TCI Group       Liberty Media Group    Additional
                                          Preferred    ------------------  --------------------  --------------------     paid-in
                                            Stock      Class A    Class B  Series A    Series B  Series A    Series B     capital
                                            -----      -------    -------  --------    --------  --------    --------     -------
                                                                                 amounts in millions
Balance at December 31, 1993*                  $--       482        47         --          --          --         --         2,293
    Unrealized holding gains for available-
        for-sale securities as of January
        1, 1994                                 --        --        --         --          --          --         --            --
    Net earnings                                --        --        --         --          --          --         --            --
    Conversion of redeemable preferred
        stock (note 9)                          --         1        --         --          --          --         --            17
    Issuance of common stock upon
        conversion of notes (note 8)            --         3        --         --          --          --         --            --
    Issuance of common stock upon exercise
        of stock option                         --        --        --         --          --          --         --             3
    Acquisition and retirement of common
        stock                                   --        --        --         --          --          --         --            (2)
    Issuance of common stock for
        acquisition                             --        85        42         --          --          --         --           383
    Accreted dividends on all classes of
        preferred stock                         --        --        --         --          --          --         --            (8)
    Accreted dividends on all classes of
        preferred stock not subject to
        mandatory redemption requirements       --        --        --         --          --          --         --             4
    Foreign currency translation adjustment     --        --        --         --          --          --         --            --
    Issuance of TCI Class A common stock to
        subsidiaries of TCI in
        Reorganization                          --        --        --         --          --          --         --           (23)
    Issuance of Class A common stock for
        investment                              --         6        --         --          --          --         --           124
    Repayment of note receivable from
        related party                           --        --        --         --          --          --         --            --
    Change in unrealized holding gains for
        available-for-sale securities           --        --        --         --          --          --         --            --
                                              ----      ----      ----       ----        ----        ----       ----         -----
Balance at December 31, 1994                   $--       577        89         --          --          --         --         2,791
                                              ----      ----      ----       ----        ----        ----       ----         -----



                                                           Unrealized
                                                            holding
                                                             gains
                                             Cumulative   (losses) for      Note
                                              foreign      available-   receivable
                                              currency      for-sale       from                                         Total
                                            translation    securities,     related     Accumulated      Treasury     stockholders'
                                             adjustment   net of taxes     party         deficit         stock          equity
                                             ----------   ------------     -----         -------         -----          ------
                                                                      amounts in millions
Balance at December 31, 1993*                     (29)           --           --           (344)          (333)         2,116
    Unrealized holding gains for available-
        for-sale securities as of January
        1, 1994                                    --           297           --             --             --            297
    Net earnings                                   --            --           --             62             --             62
    Conversion of redeemable preferred
        stock (note 9)                             --            --           --             --             --             18
    Issuance of common stock upon
        conversion of notes (note 8)               --            --           --             --             --              3
    Issuance of common stock upon exercise
        of stock option                            --            --           --             --             --              3
    Acquisition and retirement of common
        stock                                      --            --           --             --             --             (2)
    Issuance of common stock for
        acquisition                                --             4          (15)            --           (285)           214
    Accreted dividends on all classes of
        preferred stock                            --            --           --             --             --             (8)
    Accreted dividends on all classes of
        preferred stock not subject to
        mandatory redemption requirements          --            --           --             --             --              4
    Foreign currency translation adjustment        25            --           --             --             --             25
    Issuance of TCI Class A common stock to
        subsidiaries of TCI in
        Reorganization                             --            --           --             --             23             --
    Issuance of Class A common stock for
        investment                                 --            --           --             --             --            130
    Repayment of note receivable from
        related party                              --            --           15             --            (15)            --
    Change in unrealized holding gains for
        available-for-sale securities              --          (207)          --             --             --           (207)
                                                 ----          ----         ----         ------          -----         ------

Balance at December 31, 1994                       (4)           94           --           (282)          (610)         2,655
                                                 ----          ----         ----         ------          -----         ------

                                                                     (continued)

                  Years ended December 31, 1996, 1995 and 1994


                                                                               Common Stock
                                                       ---------------------------------------------------------------
                                           Class B            TCI                TCI Group       Liberty Media Group    Additional
                                          Preferred    ------------------  --------------------  --------------------     paid-in
                                            Stock      Class A    Class B  Series A    Series B  Series A    Series B     capital
                                            -----      -------    -------  --------    --------  --------    --------     -------
                                                                                 amounts in millions
Balance at December 31, 1994                   $--        577        89         --         --           --       --        2,791
    Net loss                                    --         --        --         --         --           --       --           --
    Issuance of common stock in public
        offering                                --         20        --         --         --           --       --          381
    Issuance of common stock in private
        offering                                --          1        --         --         --           --       --           29
    Issuance of common stock for acquisitions
        and investments (note 6)                --         59        --         --         --           --       --        1,329
    Issuance of Class A common stock to
        subsidiary of TCI in Reorganization     --         --        --         --         --           --       --           (6)
    Issuance of Class A common stock to
        subsidiary in exchange for investment   --         --        --         --         --           --       --           (1)
    Retirement of Class A common stock
        previously held by subsidiary           --         --        --         --         --           --       --           29
    Exchange of common stock held by
        subsidiaries of TCI for Convertible
        Redeemable Participating Preferred
        Stock, Series F ("Series F Preferred
        Stock") (note 9)                        --        (86)       (4)        --         --           --       --         (542)
    Conversion of Series F Preferred Stock
        held by subsidiary for Series A TCI
        Group common stock                      --         --        --        101         --           --       --          213
    Distribution of Series A and Series B
        Liberty Media Group common stock to
        TCI common stockholders (note 1)        --         --        --         --         --          225       21         (246)
    Costs associated with Distribution to
        stockholders                            --         --        --         --         --           --       --           (8)
    Redesignation of TCI common stock into
        Series A and Series B TCI Group
        common stock (note 1)                   --       (571)      (85)       571         85           --       --           --
    Accreted dividends on all classes of
        preferred stock                         --         --        --         --         --           --       --          (34)
    Accreted dividends on all classes of
        preferred stock not subject to
        mandatory redemption requirements       --         --        --         --         --           --       --           10
    Payment of preferred stock dividends        --         --        --         --         --           --       --          (10)
    Issuance of common stock by subsidiary
        (note 13)                               --         --        --         --         --           --       --           51
    Foreign currency translation adjustment     --         --        --         --         --           --       --           --
    Change in unrealized holding gains for
        available-for-sale securities           --         --        --         --         --           --       --           --
    Adjustment to reflect elimination of
        reporting delay with respect to
        certain foreign subsidiaries            --         --        --         --         --           --       --           --
                                               ---       ----      ----      -----      -----        -----     ----       ------
Balance at December 31, 1995                   $--         --        --        672         85          225       21        3,986
                                               ---       ----      ----      -----      -----        -----     ----       ------

                                                           Unrealized
                                                            holding
                                                             gains
                                             Cumulative   (losses) for      Note
                                              foreign      available-   receivable
                                              currency      for-sale       from                                     Total
                                            translation    securities,     related     Accumulated   Treasury    stockholders'
                                             adjustment   net of taxes     party         deficit      stock         equity
                                             ----------   ------------     -----         -------      -----         ------
                                                                      amounts in millions
Balance at December 31, 1994                       (4)          94            --          (282)        (610)        2,655
    Net loss                                       --           --            --          (171)          --          (171)
    Issuance of common stock in public
        offering                                   --           --            --            --           --           401
    Issuance of common stock in private
        offering                                   --           --            --            --           --            30
    Issuance of common stock for acquisitions
        and investments (note 6)                   --           --            --            --           --         1,388
    Issuance of Class A common stock to
        subsidiary of TCI in Reorganization        --           --            --            --            6            --
    Issuance of Class A common stock to
        subsidiary in exchange for investment      --           --            --            --            1            --
    Retirement of Class A common stock
        previously held by subsidiary              --           --            --            --          (29)           --
    Exchange of common stock held by
        subsidiaries of TCI for Convertible
        Redeemable Participating Preferred
        Stock, Series F ("Series F Preferred
        Stock") (note 9)                           --           --            --            --          632            --
    Conversion of Series F Preferred Stock
        held by subsidiary for Series A TCI
        Group common stock                         --           --            --            --         (314)           --
    Distribution of Series A and Series B
        Liberty Media Group common stock to
        TCI common stockholders (note 1)           --           --            --            --           --            --
    Costs associated with Distribution to
        stockholders                               --           --            --            --           --            (8)
    Redesignation of TCI common stock into
        Series A and Series B TCI Group
        common stock (note 1)                      --           --            --            --           --            --
    Accreted dividends on all classes of
        preferred stock                            --           --            --            --           --           (34)
    Accreted dividends on all classes of
        preferred stock not subject to
        mandatory redemption requirements          --           --            --            --           --            10
    Payment of preferred stock dividends           --           --            --            --           --           (10)
    Issuance of common stock by subsidiary
        (note 13)                                  --           --            --            --           --            51
    Foreign currency translation adjustment        (5)          --            --            --           --            (5)
    Change in unrealized holding gains for
        available-for-sale securities              --          244            --            --           --           244
    Adjustment to reflect elimination of
        reporting delay with respect to
        certain foreign subsidiaries               --           --            --            (1)          --            (1)
                                                 ----         ----          ----          -----        ----          ----

Balance at December 31, 1995                       (9)         338            --          (454)        (314)        4,550
                                                 ----         ----          ----          -----        ----          ----

                                                                     (continued)

                  Years ended December 31, 1996, 1995 and 1994


                                                                               Common Stock
                                                       ---------------------------------------------------------------
                                           Class B            TCI                TCI Group       Liberty Media Group    Additional
                                          Preferred    ------------------  --------------------  --------------------     paid-in
                                            Stock      Class A    Class B  Series A    Series B  Series A    Series B     capital
                                            -----      -------    -------  --------    --------  --------    --------     -------
                                                                                 amounts in millions
Balance at December 31, 1995                   $--         --        --         672         85         225       21        3,986
 Net earnings                                   --         --        --          --         --          --       --           --
 Issuance of common stock for
  acquisition (note 6)                          --         --        --          11         --           4       --          250
 Issuance of common stock upon
  conversion of notes                           --         --        --           2         --           1       --           (1)
 Issuance of common stock upon
  conversion of preferred stock                 --         --        --           1         --          --       --           15
 Exchange of cost investment for TCI
  Group and Liberty Media Group
  common stock                                  --         --        --          (6)        --          (2)      --         (122)
 Contribution of common stock to
  subsidiary                                    --         --        --          16         --          --       --          (16)
 Spin-off of TCI Satellite
  Entertainment, Inc. (note 7)                  --         --        --          --         --          --       --         (405)
 Accreted dividends on all classes of
  preferred stock                               --         --        --          --         --          --       --          (35)
 Accreted dividends on all classes of
  preferred stock not subject to
  mandatory redemption requirements             --         --        --          --         --          --       --           10
 Payment of preferred stock                     --         --        --          --         --          --       --          (10)
  dividends
 Foreign currency translation
  adjustment                                    --         --        --          --         --          --       --           --
 Recognition of unrealized holding
  gains on available-for-sale
  securities (note 5)                           --         --        --          --         --          --       --           --
 Recognition of unrealized holding
  losses on available-for-sale
  securities                                    --         --        --          --         --          --       --           --
 Change in unrealized holding gains
  for available-for-sale securities             --         --        --          --         --          --       --           --
                                              ----       ----      ----       -----      -----       -----     ----       ------

Balance at December 31, 1996                   $--         --        --         696         85         228       21        3,672
                                              ====       ====      ====       =====     ======       =====     ====       ======



           Consolidated Statement of Stockholders' Equity, continued

                  Years ended December 31, 1996, 1995 and 1994

                                                           Unrealized
                                                            holding
                                                             gains
                                             Cumulative   (losses) for      Note
                                              foreign      available-   receivable
                                              currency      for-sale       from                                     Total
                                            translation    securities,     related     Accumulated   Treasury    stockholders'
                                             adjustment   net of taxes     party         deficit      stock         equity
                                             ----------   ------------     -----         -------      -----         ------
                                                                      amounts in millions
Balance at December 31, 1995                        (9)         338           --          (454)       (314)          4,550
 Net earnings                                       --           --           --           278          --             278
 Issuance of common stock for
  acquisition (note 6)                              --           --           --            --          --             265
 Issuance of common stock upon
  conversion of notes                               --           --           --            --          --               2
 Issuance of common stock upon
  conversion of preferred stock                     --           --           --            --          --              16
 Exchange of cost investment for TCI
  Group and Liberty Media Group
  common stock                                      --           --           --            --          --            (130)
 Contribution of common stock to
  subsidiary                                        --           --           --            --          --              --
 Spin-off of TCI Satellite
  Entertainment, Inc. (note 7)                      --           --           --            --          --            (405)
 Accreted dividends on all classes of
  preferred stock                                   --           --           --            --          --             (35)
 Accreted dividends on all classes of
  preferred stock not subject to
  mandatory redemption requirements                 --           --           --            --          --              10
 Payment of preferred stock                         --           --           --            --          --             (10)
  dividends
 Foreign currency translation
  adjustment                                        35           --           --            --          --              35
 Recognition of unrealized holding
  gains on available-for-sale
  securities (note 5)                               --         (428)          --            --          --            (428)
 Recognition of unrealized holding
  losses on available-for-sale
  securities                                        --           64           --            --          --              64
 Change in unrealized holding gains
  for available-for-sale securities                 --           41           --            --          --              41
                                                  ----         ----         ----          ----        ----           -----

Balance at December 31, 1996                        26           15           --          (176)       (314)          4,253
                                                  ====         ====         ====          ====        ====           =====


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                                1996         1995        1994
                                                                               -------      ------      ------
                                                                                         amounts in millions
                                                                                             (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                         $   278        (171)         62
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                            1,616       1,372       1,018
        Compensation (adjustment to compensation) relating to options and
          stock appreciation rights                                                (13)         57          (8)
        Payments of stock appreciation rights                                       (3)         (9)         --
        Restructuring charges                                                       41          17          --
        Payments of restructuring charges                                           (8)        (17)         --
        Share of losses of affiliates                                              473         193         112
        Share of earnings of Liberty Media Corporation                              --          --        (128)
        Loss on early extinguishment of debt                                        71           6           9
        Minority interests in earnings (losses)                                     56         (17)         (2)
        Gain on sale of subsidiary stock                                            --        (123)         --
        Gain on sale of stock by equity investee                                   (12)       (165)       (161)
        Loss (gain) on disposition of assets                                    (1,593)        (49)         10
        Deferred income tax expense (benefit)                                      224        (153)         37
        Other noncash charges (credits)                                             11         (28)         (2)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                (115)        (70)         15
             Change in inventories                                                  (8)         16         (26)
             Change in prepaids                                                    (23)        (86)        (97)
             Change in accrued interest                                             40          45          13
             Change in other accruals and payables                                 193         139          56
                                                                               -------      ------      ------
              Net cash provided by operating activities                          1,228         957         908
                                                                               -------      ------      ------

Cash flows from investing activities:
   Cash paid for acquisitions                                                     (598)       (477)       (358)
   Capital expended for property and equipment                                  (2,055)     (1,782)     (1,264)
   Cash proceeds from disposition of assets                                        341         166          39
   Additional investments in and loans to affiliates and others                   (798)     (1,134)       (445)
   Repayments of loans to affiliates and others                                    679          18         148
   Other investing activities                                                      (38)       (135)        (15)
                                                                               -------      ------      ------
              Net cash used in investing activities                             (2,469)     (3,344)     (1,895)
                                                                               -------      ------      ------

Cash flows from financing activities:
   Borrowings of debt                                                            8,163       8,152       4,676
   Repayments of debt                                                           (7,969)     (6,567)     (3,607)
   Prepayment penalties                                                            (60)         --          --
   Proceeds from sale of subsidiary stock                                          223         445          --
   Proceeds from issuances of common stock                                          --         431           1
   Proceeds from issuance of Trust Securities                                      971          --          --
   Contributions by minority shareholders of subsidiaries                          319          --          --
   Payment of dividends on subsidiary preferred stock and Trust Securities         (95)         (6)         (6)
   Payment of preferred stock dividends                                            (35)        (24)         (4)
   Costs associated with Distribution to stockholders                               --          (8)         --
   Other financing activities                                                       --           8          --
                                                                               -------      ------      ------
               Net cash provided by financing activities                         1,517       2,431       1,060
                                                                               -------      ------      ------
               Net increase in cash and cash equivalents                           276          44          73
               Cash and cash equivalents at beginning of year                      118          74           1
                                                                               -------      ------      ------
               Cash and cash equivalents  at end of year                       $   394         118          74
                                                                               =======      ======      ======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

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

         Industry Segments

         The Company currently has significant operations principally in two industry segments: cable and communications services ("Communications") and programming services ("Programming"). Programming includes the production, acquisition and distribution of globally branded entertainment, education and information programming services and software for distribution through all available formats and media; and home shopping via television and other interactive media, direct marketing, advertising sales, infomercials and transaction processing. Home Shopping is a programming service which includes a retail function. The Company's cable and communications segment is comprised of five lines of business: Domestic Cable and Communications (the "Cable Unit"); International Cable and Programming ("TINTA"); Telephony; Internet; and Technology/Venture Capital. TINTA, Telephony, Internet and Technology/Venture Capital are not separately reportable segments due to their relative insignificance. The Company has investments accounted for under the equity method and the cost method, which also operate in the Communications and Programming industries. See note 16 for additional segment information.

         Targeted Stock

         On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's business which produces and distributes programming services ("Liberty Media Group"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Distribution") represented one hundred percent of the equity value attributable to the Liberty Media Group.

         As of December 31, 1996, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including TCI's Cable Unit, TINTA, Telephony unit, Internet unit and Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





         A number of wholly-owned subsidiaries of the Company which are part of TCI Group owned shares of TCI Class A common stock and TCI preferred stock ("Subsidiary Shares"). Because the Distribution was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into TCI Class A common stock and Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would have been attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution was intended to constitute 100% of the equity value thereof to the holders of the TCI Class A common stock and TCI Class B common stock, and TCI Group did not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI determined to exchange all of the outstanding Subsidiary Shares for shares of Series F Preferred Stock. See note 9. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.

         Stock Dividend

         Effective January 13, 1997, the Company issued a stock dividend to holders of Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend"). The Liberty Group Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the Liberty Group Stock Dividend.

         Telephony Group Stock Proposal

         On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 24, 1997, no shares of Telephony Group Stock have been issued.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         Upon authorization of the Telephony Group Stock and until shares of Telephony Group Stock are issued, the investments attributed to Telephony Group will be included in TCI Group. The TCI Group Stock will continue to reflect all of the assets, liabilities and common stockholders' equity value of the Company attributable to Telephony Group, in addition to the separate performance of the Company's domestic cable distribution business; telephony distribution and communications business (other than the investments attributed to Telephony Group); international cable, telephony and programming businesses; technology/venture capital business; and any other business of the Company not attributed to either Liberty Media Group or Telephony Group. As shares of Telephony Group Stock are issued and distributed or sold, the percentage of the common stockholders' equity value of the Company attributable to Telephony Group that is or is intended to be reflected in the TCI Group Stock will be reduced accordingly. The composition of Liberty Media Group was not affected by the authorization, and will not be affected by the issuance, of Telephony Group Stock.

(2)      Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the specific number of exhibitions. Committed film inventory and program rights payable are recorded at the estimated costs of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the specific number of exhibitions.

         Investments

         All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholders' equity. Realized gains and losses are determined on a specific-identification basis.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





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

         Long-Lived Assets

         (a)      Property and Equipment

                  Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1996, 1995 and 1994, interest capitalized was not material.

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

         (b)      Franchise Costs

                  Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





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

         Pursuant to Statement No. 121, the Company periodically reviews the carrying amounts of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         Interest Rate Derivatives

         Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from the Company's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Included in minority interests in equity of consolidated subsidiaries is $902 million and $49 million in 1996 and 1995, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $47 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

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

         Net Sales from Electronic Retailing Services

         Revenue includes merchandise sales reduced by incentive discounts and sales returns to arrive at net sales from electronic retailing services. Revenue is recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. The Company's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the Company continues to account for stock-based employee compensation pursuant to APB Opinion No. 25. The Company has included the disclosures required by Statement No. 123 in note 11.

         Earnings (Loss) Per Common and Common Equivalent Share

         (a)      TCI Class A and B Common Stock

                  Loss per common share attributable to common stockholders for the period from January 1, 1995 through the Distribution was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (648.2 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                  Primary earnings per common and common equivalent share attributable to common stockholders for the year ended December 31, 1994 was computed by dividing net earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million).

                  Fully diluted earnings per common and common equivalent share attributable to common stockholders for the year ended December 31, 1994 was computed by dividing earnings attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding (540.8 million). Shares issuable upon conversion of the Convertible Preferred Stock, Series C ("Series C Preferred Stock") (see note 9) have not been included in the computation of weighted average shares because their effect would be anti-dilutive.

         (b)      TCI Group Stock

                  The loss attributable to TCI Group stockholders per common share for the year ended December 31, 1996 and for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (664.8 million and 656.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         (c)      Liberty Group Stock

                  Primary earnings attributable to Liberty Media Group stockholders per common and common equivalent share for the year ended December 31, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common and common equivalent shares outstanding of Liberty Media Group Series A and Series B common stock during the period, as adjusted for the effect of the Liberty Group Stock Dividend (266.3 million).

                  Fully diluted earnings attributable to Liberty Media Group stockholders per common and common equivalent share for the year ended December 31, 1996 was computed by dividing earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common and common equivalent shares outstanding of Liberty Media Group Series A and Series B common stock during the period, as adjusted for the effect of the Liberty Group Stock Dividend (272.4 million). Shares issuable upon conversion of the Series C Preferred Stock, the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), and the Redeemable Convertible Liberty Media Group Preferred Stock, Series H have been included in the computation of weighted average shares.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The loss attributable to Liberty Media Group stockholders per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the Liberty Group Stock Dividend (246.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1996 presentation.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,056 million, $965 million and $758 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes was $25 million in 1996, $63 million in 1995 and was not material in 1994.

         Significant noncash investing and financing activities are reflected in the following table. See also note 7 for the impact of the spin-off of TCI Satellite Entertainment, Inc.


                                                                           Years ended
                                                                           December 31,
                                                                -------------------------------
                                                                 1996         1995        1994
                                                                -------      ------      ------
                                                                       amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                               $ 4,998       3,571       1,921
    Liabilities assumed, net of current assets                   (1,811)       (445)       (648)
    Deferred tax liability recorded in acquisitions              (1,379)     (1,083)       (190)
    Minority interests in equity of acquired entities              (113)         49         (35)
    Note receivable from related party assumed                       --          --          15
    Common stock and preferred stock issued in acquisitions        (457)     (1,615)       (808)
    Preferred stock of subsidiaries issued in acquisitions         (640)         --          --
    Common stock issued to subsidiaries                              --          --         285
    Unrealized gains on available-for-sale securities of
      acquired entities                                              --          --        (182)
                                                                -------      ------      ------
      Cash paid for acquisitions                                $   598         477         358
                                                                =======      ======      ======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                            Years ended
                                                                            December 31,
                                                                ------------------------------------
                                                                  1996          1995         1994
                                                                ---------    ----------   ----------
                                                                         amounts in millions

Exchange of consolidated subsidiaries for
    note receivable and equity investments                      $     894            --           --
                                                                =========    ==========   ==========

Conversion of debt into additional minority
    interest in consolidated subsidiary                         $      --            14           --
                                                                =========    ==========   ==========

Assets contributed for interest in limited
    liability company                                           $      --             3           --
                                                                =========    ==========   ==========

Issuance of subsidiary stock for equity
    investment                                                  $      --            11           --
                                                                =========    ==========   ==========



(4)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the more significant investments at December 31, 1996.

                                                                          December 31, 1996
                                                                ------------------------------------
                                                                Percentage                 Carrying
                                                                 Ownership                   Value
                                                                ----------                 ---------
                                                                                       amounts in millions
Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
     and PhillieCo, L.P.                                        30% - 35.3%               $     830
Teleport Communications Group, Inc. ("TCG")                        31.1%                        276
Home Shopping Network, Inc. ("HSN")                                19.9%                        142
BDTV INC. and BDTV II, INC.                                         99%                         200
Telewest Communications plc ("Telewest")                            27%                         488
Various foreign equity investments (other than Telewest)           var.                         422
Discovery Communications, Inc.                                      49%                         118
QVC, Inc.                                                           43%                         104

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Summarized unaudited financial information for affiliates is as follows:


                                          December 31,
                                       ------------------
                                        1996        1995
                                       -------     ------
Combined Financial Position            amounts in millions
   Property and equipment, net         $ 4,770      3,464
   Franchise costs, net                  3,392      1,302
   Other assets, net                    13,287      8,127
                                       -------     ------

     Total assets                      $21,449     12,893
                                       =======     ======

   Debt                                $ 8,657      5,438
   Due to TCI                               42         47
   Other liabilities                     5,539      1,803
   Owners' equity                        7,211      5,605
                                       -------     ------

      Total liabilities and equity     $21,449     12,893
                                       =======     ======

                                       Years ended December 31,
                                   -------------------------------
                                     1996        1995        1994
                                   -------      ------      ------
Combined Operations                       amounts in millions

   Revenue                         $ 5,996       4,540       3,033
   Operating expenses               (5,488)     (3,956)     (2,678)
   Depreciation and
       amortization                 (1,037)       (542)       (261)
                                   -------      ------      ------
       Operating income (loss)        (529)         42          94
   Interest expense                   (631)       (349)       (112)
   Other, net                         (369)       (151)         13
                                   -------      ------      ------
       Net loss                    $(1,529)       (458)         (5)
                                   =======      ======      ======


         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents), based on the Donnelley Marketing Service estimate of the December 31, 1995 population of the relevant geographic areas. The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

         From inception through 1996, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $0.9 billion, including approximately $0.2 billion during the year ended December 31, 1996.) The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $1.2 billion of such amount (of which the Company's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

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

         As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and TINTA formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed Liberty/Fox U.S. Sports LLC ("Fox Sports") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Internationally, News Corp. and a limited liability company ("Liberty/TINTA") formed by Liberty Sports, Inc., a wholly-owned subsidiary of Liberty Media Group, and TINTA formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems or cable television. Fox Sports International is accounted for using the equity method.

         As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired Home Shopping Network, Inc. ("HSN") by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. Liberty Media Group accounted for the HSN Merger as a sale of a portion of its investment in HSN and accordingly, recorded a pre-tax gain of approximately $47 million. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.

         As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN will no longer be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest was formed on October 3, 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc ("TeleWest Communications") with SBC (CableComms) (UK). Prior to the TeleWest Merger, the Company had an effective ownership interest of approximately 36% in TeleWest Communications. As a result of the TeleWest Merger, the Company recognized a gain of approximately $165 million (before deducting deferred income taxes of $58 million), which gain represents the difference between the Company's recorded cost for TeleWest Communications and the Company's 27% effective proportionate share of Telewest's net assets.

         Telewest contributed $109 million, $70 million and $43 million of the Company's share of its affiliates' losses during the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments accounted for $79 million, $62 million and $50 million of the Company's share of its affiliates' losses in 1996, 1995 and 1994, respectively.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(5)      Investment in Time Warner

         At December 31, 1995, TCI owned shares of TBS common stock and shares of TBS preferred stock that were convertible into TBS common stock. The Company's total holdings represented an approximate 7.5% voting interest for those matters which preferred and common voted as a single class. On October 10, 1996, Time Warner and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted.

         Time Warner, TBS, TCI and Liberty Media Corporation ("Liberty") entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

         In connection with the TBS/Time Warner Merger, the Company received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, the Company recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

         At December 31, 1996, the Company's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2 billion based upon the market value of the marketable common stock into which it is convertible.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would hold the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner will be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The Contract Option will be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained. On the date of grant, Time Warner will issue to Southern, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable to Time Warner's option in cash or TW Exchange Stock. If Time Warner exercises the Contract Option and enters into the Distribution Contract, Time Warner will be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract.

(6)      Acquisitions

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, a subsidiary of TCI, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of the Company since the date of acquisition, and the Company recorded Cable Sub's assets and liabilities at fair value. On a pro forma basis, the Company's revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $280 million, $55 million and $.08, respectively, for the year ended December 31, 1996; and revenue, net loss, net loss per share of TCI Group Stock and net loss per share of TCI Class A Common Stock would have been increased by $446 million, $115 million, $.07 and $.10, respectively, for the year ended December 31, 1995 had Cable Sub been consolidated with the Company on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Company operated Cable Sub since January 1, 1995.

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million (see note 9).

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

(7)      Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"), which the Company accounted for under the equity method. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's. In addition, the Satellite Spin-off effected a change in the conversion rate for each of the Company's equity and debt securities that are convertible into Series A TCI Group Stock. See notes 8, 9 and 11.

         Summarized financial information of Satellite as of and through the date of the Satellite Spin-off is as follows (amounts in millions):


Financial Position
   Cash, receivables and other assets           $   104
   Investment in PRIMESTAR Partners L.P.             32
   Property and equipment, net                    1,111
                                                -------
                                                $ 1,247
                                                =======

   Accounts payable and accrued liabilities     $    60
   Due to PRIMESTAR Partners L.P.                   458
   Due to TCI                                       324
   Equity                                           405
                                                -------
                                                $ 1,247
                                                =======
Operations
   Revenue                                      $   377
   Operating expenses                              (373)
   Depreciation                                    (166)
                                                -------
     Loss before income tax benefit                (162)
   Income tax benefit                                53
     Net loss                                   $  (109)
                                                =======


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Debt

         Debt is summarized as follows:

                                     Weighted average                   December 31,
                                     interest rate at          ------------------------------
                                     December 31, 1996            1996              1995
                                     -----------------         ------------    --------------
                                                                    amounts in millions
Debt of subsidiaries:
    Notes payable                           8.3%               $      9,308             7,713
    Bank credit facilities                  6.6%                      4,813             3,854
    Commercial paper                        6.1%                        638             1,469
    Convertible notes (a)                   9.5%                         43                45
    Other debt                                                          124               130
                                                               ------------    --------------
                                                               $     14,926            13,211
                                                               ============    ==============


         (a) These convertible notes, which are stated net of unamortized discount of $178 million and $186 million at December 31, 1996 and 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During 1996, certain of these notes were converted into 1,623,800 shares of Series A TCI Group Stock and 608,925 shares of Series A Liberty Group Stock. During 1995 and 1994, certain of these notes were converted into 3,416 shares and 2,350,000 shares of TCI Class A common stock, respectively. At December 31, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,083,773 shares of Series A TCI Group Stock and 13,906,404 shares of Series A Liberty Group Stock (as adjusted to give effect to the Liberty Group Stock Dividend).

         During the year ended December 31, 1996, in order to reduce future interest costs, the Company redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "Redemption"). In connection with the Redemption, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         Also, during the year ended December 31, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs. At December 31, 1996, subsidiaries of the Company had approximately $1.8 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         As security for borrowings under one of its bank credit facilities, the Company has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of the Company. As security for borrowings under another of its credit facilities, TCI has pledged a portion of its Time Warner common stock.

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $14,926 million, was $15,523 million at December 31, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% and receives variable interest rates on notional amounts of $310 million at December 31, 1996 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million), and $36 million, respectively. During the year ended December 31, 1996, the Company terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. After giving effect to the Company's interest rate exchange agreements, approximately 49% of the Company's indebtedness bears interest at fixed rates.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):


                Fixed Rate Agreements                               Variable Rate Agreements
     -------------------------------------------        ---------------------------------------------
     Expiration         Interest Rate    Notional       Expiration        Interest Rate     Notional
        Date             To Be Paid       Amount           Date           To Be Received     Amount
     ----------         -------------    -------        ----------        --------------    ---------
October 1997             7.2%-9.3%       $   80         April 1997               7.0%       $     200
December 1997                8.7%           230         September 1998         4.8%-5.4%          450
                                         ------          April 1999              7.4%              50
                                         $  310         February 2000          5.8%-6.6%          300
                                         ======          March 2000            5.8%-6.0%          675
                                                        September 2000         5.1%                75
                                                                                            ---------
                                                                                            $   1,750
                                                                                            =========


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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at December 31, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. At December 31, 1996, the Company would be required to pay an estimated $15 million to terminate the Variable Rate Agreements and an estimated $7 million to terminate the Fixed Rate Agreements.

         Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                  1997                $   1,418*
                  1998                      490
                  1999                      721
                  2000                      766
                  2001                    1,079

                  * Includes $638 million of commercial paper.

(9)      Redeemable Preferred Stocks

         The conversion rates identified below for the redeemable preferred stocks that are convertible into Series A TCI Group Stock were adjusted, as applicable, on December 4, 1996 as a result of the Satellite Spin-off. See note 7. The conversion rates for the redeemable preferred stocks that are convertible into Series A Liberty Group Stock have been adjusted to give effect to the Liberty Group Stock Dividend. See note 1.

         Convertible Preferred Stock, Series C. TCI issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI. There were 80,000 shares of Series C Preferred Stock authorized and 70,575 shares outstanding at December 31, 1996.

         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 116.24 shares of Series A TCI Group Stock and 37 shares of Series A Liberty Group Stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of
         (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and
         (ii) above, to such date of determination.


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

         Convertible Preferred Stock, Series D. The Company issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 6). At December 31, 1996, there were 997,222 shares of Series D Preferred Stock outstanding.

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

         Each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group Stock and 3.5 shares of Series A Liberty Group Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. In addition to the aforementioned shares of TCI common stock, holders of Series D Preferred Stock are entitled to one share of Satellite common stock for each share of Series D Preferred Stock converted. Such shares of Satellite common stock represent the number of shares of Satellite common stock that they would have received had they converted their Series D Preferred Stock into TCI Group Stock prior to the Satellite Spin-off. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Convertible Redeemable Participating Preferred Stock, Series F. The Company is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares (278,307 shares). Immediately prior to the record date for the Distribution, the Company caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock.

         Each holder of Series F Preferred Stock has the right to receive upon conversion 1,496.65 shares of Series A TCI Group Stock. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group Stock issuable upon conversion in the event of any non-cash dividend or distribution of the Series A TCI Group Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). In January, 1996, TCI issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition. At December 31, 1996, there were 6,695,427 shares of each of Series G Preferred Stock and Series H Preferred Stock outstanding.

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

         Each share of Series G Preferred Stock is convertible at the option of the holder at any time prior to the close of business on the last business day prior to redemption into 1.19 shares of Series A TCI Group Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into .2625 shares of Series A Liberty Group Stock. However, the shares of Series A Liberty Group Stock issuable upon conversion of the Series H Preferred Stock shall be adjusted to provide for the Liberty Group Stock Dividend. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to TCIC, and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of TCIC. The 8.72% Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

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

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying consolidated statements of operations.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         Employee Benefit Plans

         The Company has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in the Company and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI Group Stock and Liberty Media Group Stock. The Company, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $35 million, $28 million and $21 million for 1996, 1995 and 1994, respectively.

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

                   Notes to Consolidated Financial Statements


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

         Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the Board. The Company is authorized to issue 50,000,000 shares of Series Preferred Stock.

         All shares of any one series of the TCI Series Preferred Stock are required to be alike for every particular and all shares are required to rank equally and be identical in all respects, except insofar as they may vary with respect to matters which the Board is expressly authorized by the TCI Charter to determine in the resolution or resolutions proving for the issue of any series of the TCI Series Preferred Stock.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Redeemable Convertible Preferred Stock, Series E. The Company is authorized to issue 400,000 shares of Redeemable Convertible Preferred Stock, Series E, par value $.01. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

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

         In 1995, the Company adopted the Tele-Communications, Inc. 1995 Employee Stock Incentive Plan (the "1995 Plan"). In addition, the Company has established the Tele-Communications, Inc. 1996 Stock Incentive Plan (the "1996 Plan" and together with the 1994 Plan and the 1995 Plan, the "Incentive Plans") which was approved by stockholders at the TCI 1996 annual meeting. The 1996 Plan provides
         (i) for stock-based awards to be made in respect of a maximum of 16 million shares of Series A TCI Group Stock and a maximum of 6 million shares of Series A Liberty Group Stock (subject to certain adjustments described below) and (ii) for cash awards in amounts determined by the TCI compensation committee. Series A TCI Group Stock and Series A Liberty Group Stock shall be hereinafter collectively referred to as the "Common Stock".

         Awards may be made as grants of stock options ("Options"), stock appreciation rights ("SARs"), restricted shares ("Restricted Shares"), stock units ("Stock Units"), performance awards ("Performance Awards"), or any combination thereof (collectively, "Awards"). Shares in respect of which Awards are made may be either authorized but unissued shares of Common Stock or issued shares reacquired by the Company, including shares purchased in the open market. Shares of Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or, with respect to Tandem SARs deemed exercised, by virtue of the exercise of a related Option), or are Restricted Shares or Stock Units that are forfeited prior to becoming vested, or are subject to Awards of SAR's that are exercised for cash, will return to the pool of such shares available for grant under the 1996 Plan.

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

         Awards of Series A TCI Group Stock made under the Incentive Plans were adjusted in connection with the Satellite Spin-off such that immediately prior to the Satellite Spin-off, each option was divided into two separately exercisable options: (i) an option to purchase Satellite Series A common stock (an "Add-on Satellite Option"), exercisable for the number of shares of Satellite Series A common stock that would have been issued in the Satellite Spin-off in respect of the shares of Series A TCI Group Stock subject to the applicable TCI option, if such TCI option had been exercised in full immediately prior to the record date of the Satellite Spin-off, and containing substantially equivalent terms as the existing TCI option, and (ii) an option to purchase Series A TCI Group Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of Series A TCI Group Stock as the corresponding TCI option had been. The aggregate exercise price of each TCI option was allocated between the Add-on Satellite Option and the Adjusted TCI Option into which it is divided, and all other terms of the Add-on Satellite Option and Adjusted TCI Option will in all material respects be the same as such TCI option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on Satellite SARs instead of TCI SARs, effective immediately prior to the Satellite Spin-off.

         As a result of the foregoing, certain persons who remain TCI employees or non-employee directors after the Satellite Spin-off and certain persons who were TCI employees prior to the Satellite Spin-off but became Satellite employees after the Satellite Spin-off hold both Adjusted TCI Options and separate Add-on Satellite Options and/or hold both Adjusted TCI SARs and separate Add-on Satellite SARs. The obligations with respect to the Adjusted TCI Options, Add-on Satellite Options, Adjusted TCI SARs and Add-on Satellite SARs held by TCI employees and non-employee directors following the Satellite Spin-off are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on Satellite Options, Adjusted TCI SARs and Add-on Satellite SARs held by persons who are Satellite employees at the time of the Satellite Spin-off and following the Satellite Spin-off are no longer TCI employees are obligations solely of Satellite. Prior to the Satellite Spin-off, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Stock and Satellite Series A common stock, respectively, as necessary to satisfy their respective obligations under such securities.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         As a result of the Liberty Stock Dividend, options to purchase shares of Liberty Group Stock were increased by one option for each two options previously granted, and the exercise price was also adjusted accordingly. The folowing Liberty Group Stock option disclosures have been adjusted to reflect such changes.

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase Class A common stock, Series A TCI Group Stock and Series A Liberty Group Stock pursuant to the Incentive Plans:


                                                                                                Series A
                                                   Class A                Series A              Liberty
                                                   common                TCI Group               Group
                                                   stock       WAEP       Stock        WAEP      Stock          WAEP
                                                -----------    ----     ----------     ----    ---------        ----
Outstanding at                                    8,309,336   $16.61            --                    --
    January 1, 1994
      Granted                                     3,220,000    22.00            --                    --
      Assumed                                        54,600    19.56            --                    --
      Exercised                                    (217,483)   17.26            --                    --
      Canceled                                      (45,625)   20.13            --                    --
                                                -----------             ----------             ---------
Outstanding at
    December 31, 1994                            11,320,828    18.13            --                    --
      Converted from                            (11,218,866)   18.15    11,218,866    $13.58          --
        Class A options
      Adjustment for                                     --                     --             4,207,056       $12.10
        Distribution
      Granted                                            --              7,507,500     16.99   3,879,000        15.95
      Exercised                                     (91,962)   16.07      (933,516)    12.45    (340,504)       11.11
      Canceled                                      (10,000)   17.25       (90,500)    13.07     (33,936)       11.66
                                                -----------             ----------             ---------

Outstanding at
    December 31, 1995                                    --             17,702,350     15.08   7,711,616        14.08
      Exercised                                          --               (196,300)    12.70     (87,730)       11.89
      Canceled                                           --               (132,200)    15.35     (27,900)       12.68
                                                -----------             ----------             ---------

Outstanding at
   December 31, 1996                                     --             17,373,850     12.97   7,595,986        14.11
                                                ===========             ==========             =========
Exercisable at December 31, 1994                  3,053,348    16.35            --                    --
                                                ===========             ==========             =========
Exercisable at December 31, 1995                         --              4,717,230     12.87   1,774,222        11.48
                                                ===========             ==========             =========
Exercisable at December 31, 1996                         --              8,189,828     11.89   3,290,718        12.71
                                                ===========             ==========             =========
    Vesting Period                                                         4-5 yrs               4-5 yrs
                                                                        ==========             =========

         On December 13, 1995, pursuant to the 1994 Plan, the Company awarded 330,000 restricted shares of Series A TCI Group common stock and 45,000 restricted shares of Series A Liberty Group Stock to certain officers and other key employees of the Company. Such restricted shares vest as to 50% on December 13, 2000 and as to the remaining 50% on December 13, 2001.

         SARs with respect to 1,357,875 shares of Series A TCI Group Stock and 533,811 shares of Series A Liberty Group Stock were outstanding at December 31, 1996. These rights have an adjusted strike price of $0.52 and $0.54 per share, respectively, and become exercisable and vest evenly over seven years, beginning March 28, 1991. The SARs expire on March 28, 2001. The Company has the option of paying the holder in stock or cash. During the year ended December 31, 1996, SARs with respect to 65,625 shares of Series A TCI Group Stock were exercised.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On August 3, 1995, stockholders of the Company approved the Director Stock Option Plan (the "DSOP") including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of TCI Class A common stock. Pursuant to the DSOP, options to purchase 300,000 shares of TCI Class A common stock were granted at an exercise price of $22.00 per share. Such options had a weighted average fair value of $16.49 on the date of grant. Options issued pursuant to the DSOP vest and become exercisable over a five-year period from the date of grant and expire 10 years from the date of grant. During the year ended December 31, 1995, options to purchase 50,000 shares of Series A TCI Group Stock and options to purchase 18,750 shares of Series A Liberty Group Stock with a WAEP of $16.50 and $14.67, respectively, were canceled. During the year ended December 31, 1996, options to purchase 150,000 shares of Series A TCI Group Stock and options to purchase 56,250 shares of Series A Liberty Group stock were issued pursuant to the DSOP. Such option had a weighted average fair value of $9.83 and $11.51, respectively, on the date of grant.

         At December 31, 1996, 400,000 options with respect to TCI Group Stock granted pursuant to the DSOP were outstanding, 100,000 of which were exercisable. Such options had a range of exercise prices of $12.25 to $16.99, with a WAEP of $14.06, and a weighted average remaining contractual life of 8.63 years.

         At December 31, 1996, 150,000 options with respect to Liberty Group Stock granted pursuant to the DSOP were outstanding, 37,500 of which were exercisable. Such options had a range of exercise prices of $14.67 to $17.50, with a WAEP of $15.65, and a weighted average remaining contractual life of 8.63 years.

         The estimated fair values noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a 35% volatility factor, (c) the 10-year option term; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero. The actual value that the subject directors may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the options are exercised. Accordingly, the value realized by such directors will not necessarily be the value determined by the model.

         Estimated compensation relating to restricted stock awards, options with tandem SARs and SARs has been recorded through December 31, 1996 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

         Other

         In connection with the exercise of a stock option by an officer/director of Liberty, a note was given to Liberty as partial payment of the exercise price. This note bore interest at 7.54% per annum. The Company recorded the net assumed note receivable, amounting to $15 million, from such officer as a reduction of stockholders' equity. On October 27, 1994, such officer tendered to the Company 634,917 shares of TCI Class B common stock in full payment of principal and interest amounting to $15 million.

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

         At December 31, 1996, there were 127,607,438 shares of Series A TCI Group Stock and 30,090,303 shares of Series A Liberty Group Stock (as adjusted to give effect to the Liberty Group Stock Dividend) reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock and upon vesting of the restricted stock awards described in this note 11 and in notes 8 and 9. In addition, one share of Series A TCI Group Stock is reserved for each outstanding share of Series B TCI Group Stock and one share of Series A Liberty Group Stock is reserved for each outstanding share of Series B Liberty Group Stock. See note 1 for the effect of the Distribution on the conversion rights of holders of convertible securities.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(12)     Transactions with Officers and Directors

         Effective January 31, 1996, a director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options are exercisable for cash in the aggregate amount of $3,000,000.

         On July 1, 1996, pursuant to a Restricted Stock Award Agreement, an executive officer of TCI was transferred all of TCI's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by TCI. Such preferred stock has a liquidation value of $1,999,500 and is subject to forfeiture by such officer in the event of certain circumstances from the date of grant through December 13, 2005.

         Effective December 1, 1996, an executive officer of the Company and an executive officer of TCIC were each granted options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc., a consolidated subsidiary of the Company, ("Telephony Services"). The aggregate exercise price for each such option is equal to 1.0% of (i) the Company's cumulative investment in Telephony Services as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less
         (ii) the sum of (x) $500 million and (y) the amount of the tax benefits generated by Telephony Services (up to $500 million) as and when used by TCI. Each such executive officer was also granted a similar option representing 1.0% of the Company's common equity in TCI Wireline, Inc., another consolidated subsidiary of the Company, ("Wireline"). The aggregate exercise price for each such Wireline option is equal to 1.0% of the Company's cumulative investment in Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. Any exercise by one of such executive officers of all or part of one of such options (as to either the Telephony Services option or the Wireline option) would need to be accompanied by the exercise by such executive officer of a pro rata portion of the other such option. All of such options vest 20% per annum beginning February 1, 1997, and will expire on February 1, 2006.

         Effective December 1, 1996, two executive officers of the Company and an executive officer of TCIC were each granted options representing 1.0% of the Company's common equity in TCI.NET, Inc., a consolidated subsidiary of the Company. The aggregate exercise price for each such TCI.NET, Inc. option is equal to 1.0% of the Company's cumulative investment in TCI.NET, Inc. as of December 31, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise price. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On the date of the Satellite Spin-off, the Company granted options to two of its executive officers to purchase 1.0% and an option to an employee of TCIC to acquire 0.5% of Satellite's issued and outstanding common stock. The exercise price for each such option is equal to 1.0% or 0.5%, as applicable, of the Company's net investment in Satellite on the date of the Satellite Spin-off. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Estimated compensation relating to the aforementioned restricted stock award and options has been recorded through December 31, 1996 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

(13)     Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, the Company recognized a gain amounting to $123 million.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Income tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 consists of:


                                 Current   Deferred    Total
                                 -------   --------    -----
                                     amounts in millions
Year ended December 31, 1996:
  Federal                         $ (25)     (175)     (200)
  State and local                   (13)      (49)      (62)
                                  -----      ----      ----
                                  $ (38)     (224)     (262)
                                  =====      ====      ====

Year ended December 31, 1995:
  Federal                         $ (23)      130       107
  State and local                   (10)       23        13
                                  -----      ----      ----
                                  $ (33)      153       120
                                  =====      ====      ====

Year ended December 31, 1994:
  Federal                         $ (69)      (29)      (98)
  State and local                   (14)       (8)      (22)
                                  -----      ----      ----
                                  $ (83)      (37)     (120)
                                  =====      ====      ====

Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                             Years ended
                                                              December 31,
                                                       ------------------------
                                                       1996      1995      1994
                                                       ----      ----      ----
                                                           amounts in millions
Computed "expected" tax benefit (expense)             $(189)      102       (64)
Amortization not deductible for tax purposes            (22)      (25)      (13)
Minority interest in losses (earnings) of
    consolidated subsidiaries                            (3)        9        (3)
Gain on sale of subsidiary stock                         --        43        --
Recognition of losses of consolidated partnership        --        --       (10)
State and local income taxes, net of federal
    income tax benefit                                  (49)       (4)      (20)
Valuation allowance on foreign corporation               --        --       (10)
Other                                                     1        (5)       --
                                                      -----      ----      ----
                                                      $(262)      120      (120)
                                                      =====      ====      ====


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                                         December 31,
                                                                    --------------------
                                                                     1996         1995
                                                                    -------      -------
                                                                     amounts in millions
Deferred tax assets:
    Net operating loss carryforwards                                $   679          583
      Less - valuation allowance                                       (121)        (121)
    Investment tax credit carryforwards                                 118          118
      Less - valuation allowance                                        (41)         (41)
    Alternative minimum tax credit carryforwards                         95           95
    Investments in affiliates, due principally to losses of
      affiliates recognized for financial statement purposes in
      excess of losses recognized for income tax purposes               232          176
    Future deductible amounts principally due to
      non-deductible accruals                                            79           90
    Other                                                                11           10
                                                                    -------      -------

         Net deferred tax assets                                      1,052          910
                                                                    -------      -------

Deferred tax liabilities:
    Property and equipment, principally due to
      differences in depreciation                                     1,193        1,111
    Franchise costs, principally due to differences in
      amortization                                                    4,676        3,569
    Investment in affiliates, due principally to
      undistributed earnings of affiliates                              917          499
    Intangible assets, principally due to differences in
      amortization                                                       36           42
    Leases capitalized for tax purposes                                  90           53
    Other                                                               152          220
                                                                    -------      -------
         Total gross deferred tax liabilities                         7,064        5,494
                                                                    -------      -------

         Net deferred tax liability                                 $ 6,012      $ 4,584
                                                                    =======      =======



         The valuation allowance for deferred tax assets as of December 31, 1996 was $162 million. Such balance did not change from December 31, 1995.

         At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $1,499 million of which, if not utilized to reduce taxable income in future periods, $136 million expires in 2003, $117 million in 2004, $355 million in 2005, $288 million in 2006, $138 million in 2009, $167 million in 2010 and $298 million in 2011. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $236 million and these net operating losses are subject to certain rules limiting their usage.

         At December 31, 1996, the Company had remaining available investment tax credits of approximately $63 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the IRS for the years 1992 through 1995 (the "IRS Examinations"). Certain income tax issues related to the years 1981-1991 have been resolved in the Company's favor. The IRS has until April 1997 to appeal such decisions (the "IRS Appeals"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations or the IRS Appeals, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company.

(15)     Commitments and Contingencies

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

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1996, these agreements require minimum payments aggregating approximately $571 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At December 31, 1996, such commitments aggregated $226 million.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $278 million at December 31, 1996. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such guarantees, that they will not be material to the Company.

         The Company leases business offices, has entered into converter lease agreements, pole rental agreements and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $187 million, $142 million and $82 million in 1996, 1995 and 1994, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                  1997                $      173
                  1998                       163
                  1999                       149
                  2000                       126
                  2001                       116
                  Thereafter                 354

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

         Certain key employees of the Company hold restricted stock awards, options and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

         Estimates of compensation relating to phantom stock appreciation rights ("PSARs") granted to employees of a subsidiary of TCI have been recorded in the accompanying combined financial statements, but is subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt. Effective January 1, 1994, these employees have a put right that requires such subsidiary to purchase their respective PSARs. The subsidiary may call the PSARs on or after January 1, 1996.

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(16)     Information about the Company's Operations

         The following is selected information about the Company's operations for the years ended December 31, 1996, 1995 and 1994. Separate amounts of the Company's home shopping service have been provided to enhance the readers understanding of the Company.

                                         Programming
                                  ----------------------
                        Communi- Electronic Other      Intersegment
                        cations  Retailing Programming Eliminations Total
                        -------- --------- ----------- ------------ -----
1996                                   amounts in millions
Revenue                  $ 6,790      984        355     (107)      8,022
                         =======     ====      =====     ====      ======

Operating income
    (loss)               $   546       36         50       --         632
                         =======     ====      =====     ====      ======

Depreciation and
    amortization         $ 1,555       37         24       --       1,616
                         =======     ====      =====     ====      ======

Capital expenditures
                         $ 2,043        5          7       --       2,055
                         =======     ====      =====     ====      ======

Identifiable assets      $27,154      442      2,617       31      30,244
                         =======     ====      =====     ====      ======

1995

Revenue                  $ 5,153      920        521      (88)      6,506
                         =======     ====      =====     ====      ======

Operating income
    (loss)               $   653      (85)       (26)      --         542
                         =======     ====      =====     ====      ======

Depreciation and
    amortization         $ 1,274       43         55       --       1,372
                         =======     ====      =====     ====      ======

Capital expenditures
                         $ 1,733       13         36       --       1,782
                         =======     ====      =====     ====      ======

Identifiable assets      $23,059      725      1,793       --      25,577
                         =======     ====      =====     ====      ======

1994

Revenue                  $ 4,043      432        240      (33)      4,682
                         =======     ====      =====     ====      ======

Operating income
   (loss)                $   781        9         (2)      --         788
                         =======     ====      =====     ====      ======

Depreciation and
   amortization          $   992       15         11       --       1,018
                         =======     ====      =====     ====      ======

Capital
   expenditures          $ 1,239       19          6       --       1,264
                         =======     ====      =====     ====      ======

Identifiable assets      $17,121      739      1,448      (32)     19,276
                         =======     ====      =====     ====      ======

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(17)     Quarterly Financial Information (Unaudited)


                                                                1st           2nd           3rd           4th
                                                              Quarter       Quarter       Quarter       Quarter
                                                             ---------     ---------     ---------      ---------
                                                                              amounts in millions,
1996:                                                                      except per share amounts
  Revenue:
     As previously reported                                   $  1,959         2,022         2,135
     Adjustment to reclassify franchise fee revenue                (67)          (70)          (74)
     Adjustment to reclassify shipping and handling
       revenue                                                     (27)           --            --
     Adjustment to reflect optical fiber leases as
       capital leases                                               (4)           (4)           (3)
                                                             ---------     ---------     ---------
     As adjusted                                              $  1,861         1,948         2,058          2,155
                                                              ========     =========     =========      =========

  Operating income:
     As previously reported                                   $    176           173           223
     Adjustment to reflect optical fiber leases as
       capital leases                                               (4)           (4)           (3)
                                                             ---------     ---------     ---------
     As adjusted                                              $    172           169           220             71
                                                              ========     =========     =========      =========

  Net earnings (loss):
     As previously reported                                   $   (118)         (184)         (136)
     Adjustment to reflect optical fiber leases as
       capital leases                                               (3)           (3)           (2)
                                                             ---------     ---------     ---------
     As adjusted                                              $   (121)         (187)         (138)           724
                                                              ========     =========     =========      =========

  Primary earnings (loss) attributable to common stockholders per common and common equivalent share:

       Series A and Series B TCI Group Stock:
         As previously reported                               $  (.22)          (.29)         (.24)
         Adjustment to reflect optical fiber leases as
           capital leases                                           --          (.01)         (.01)
                                                             ---------     ---------     ---------
         As adjusted                                          $  (.22)          (.30)         (.25)         (.46)
                                                              =======      =========     =========     =========

       Series A and Series B Liberty Group Stock (a)          $   .06            .02           .07          3.83

  Fully diluted earnings (loss) attributable to common stockholders per common and common equivalent share:

       Series A and Series B TCI Group Stock:
         As previously reported                               $  (.22)          (.29)         (.24)
         Adjustment to reflect optical fiber leases as
           capital leases                                           --          (.01)         (.01)
                                                             ---------     ---------     ----------
         As adjusted                                          $  (.22)          (.30)         (.25)         (.46)
                                                              =======      =========     =========     =========

       Series A and Series B Liberty Group Stock (a)          $   .06            .02           .07          3.74

1995:

  Revenue:
     As previously reported                                   $  1,524         1,674         1,761          1,892
     Adjustment to reclassify franchise fee revenue                (56)          (62)          (63)           (65)
     Adjustment to reclassify shipping and handling
           revenue                                                 (22)          (26)          (23)           (28)
                                                             ---------     ---------     ---------      ---------
     As adjusted                                              $  1,446         1,586         1,675          1,799
                                                              ========     =========     =========      =========

  Operating income                                            $    180           135           176             51
  Net earnings (loss)                                         $    (44)          (95)           32            (64)
  Primary and fully diluted earnings (loss)
     attributable to common stockholders per
     common and common equivalent share:

       TCI Class A and Class B common stock                   $  (.08)          (.16)          .12            N/A
       Series A and Series B TCI Group Stock                       N/A           N/A      $   (.09)         (.07)
       Series A and Series B Liberty Group Stock (a)               N/A           N/A      $   (.02)         (.09)

          ------------------
          (a)     Adjusted to give effect to the Liberty Group Stock Dividend.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996.

We have also audited the accompanying combined balance sheets of Liberty Media Group (a combination of certain assets of Tele-Communications, Inc., as defined in note 1) as of December 31, 1996 and 1995, and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of Liberty Media Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of Liberty Media Group are intended to reflect the performance of the businesses of Tele-Communications, Inc., which produce and distribute cable television programming services. The combined financial statements of Liberty Media Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Group as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                 KPMG Peat Marwick LLP




Denver, Colorado
March 24, 1997

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                            Combined Balance Sheets

                           December 31, 1996 and 1995

                                                                          1996                  1995
                                                                      -------------         -------------
Assets                                                                         amounts in thousands
------
Cash and cash equivalents                                            $  317,359                41,225

Trade and other receivables, net                                         24,796               107,180

Inventories, net                                                             --               103,968

Prepaid expenses                                                          1,150                14,176

Prepaid program rights                                                   32,063                32,170

Committed film inventory                                                 20,092                29,931

Investments in affiliates, accounted for under the
  equity method, and related receivables (note 4)                       545,121               299,331

Investment in Time Warner, Inc. ("Time Warner")
  (note 5)                                                            2,016,799                    --

Investment in Turner Broadcasting System, Inc.
  ("TBS") (note 5)                                                           --               945,282

Other investments and related receivables (note 6)                       81,537               110,791

Property and equipment, at cost:
  Land                                                                       39                21,254
  Support equipment and buildings                                        17,756               180,051
  Computer and broadcast equipment                                           --                44,962
                                                                     ----------             ---------
                                                                         17,795               246,267
  Less accumulated depreciation                                           7,846                42,233
                                                                     ----------             ---------
                                                                          9,949               204,034
                                                                     ----------             ---------
Intangibles:
  Excess cost over acquired net assets                                    8,755               364,995
  Other intangibles                                                          --               279,467
  Cable distribution fees                                                    --               115,746
                                                                     ----------             ---------
                                                                          8,755               760,208
  Less accumulated amortization                                           2,126               142,741
                                                                     ----------             ---------
                                                                          6,629               617,467
                                                                     ----------             ---------

Other assets, at cost, net of amortization                                3,457                12,081
                                                                     ----------             ---------

                                                                     $3,058,952             2,517,636
                                                                     ==========             =========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Balance Sheets, continued

                           December 31, 1996 and 1995

                                                               1996               1995
                                                          --------------   -----------------
Liabilities and Combined Equity                                  amounts in thousands
-------------------------------
Accounts payable and accrued liabilities                  $       19,397             261,237

Accrued compensation relating to phantom stock
    appreciation rights (note 10)                                 17,758               2,183

Program rights payable                                            33,700              34,864

Deferred revenue                                                   6,166              50,803

Debt (note 7)                                                      1,620             250,990

Deferred income taxes (note 8)                                   582,089             201,909

Other liabilities                                                     --              14,261
                                                          --------------   -----------------

       Total liabilities                                         660,730             816,247
                                                          --------------   -----------------

Minority interests in equity of consolidated
    subsidiaries                                                   1,052              87,960

Combined equity (note 9):
  Combined equity                                              2,355,021           1,336,125
  Due to TCI Group                                                42,149               7,496
  Unrealized holding gains for available-for-sale
    securities, net of taxes                                          --             269,808
                                                          --------------   -----------------
                                                               2,397,170           1,613,429
                                                          --------------   -----------------

Commitments and contingencies (note 10)

                                                          $    3,058,952           2,517,636
                                                          ==============   =================



See accompanying notes to combined financial statements.

                   "LIBERTY MEDIA GROUP" (a combination of
                    certain assets, as defined in note 1)


                       Combined Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                                        1996            1995            1994
                                                                      ----------      ---------       ---------
                                                                                 amounts in thousands,
                                                                                except per share amounts
Revenue:
  Net sales from electronic retailing services                        $  984,117        919,796       1,014,384
  Programming services:
    From TCI Group (note 9)                                              106,734         79,738          64,660
    From others                                                          248,508        441,312         292,371
                                                                      ----------      ---------       ---------
                                                                       1,339,359      1,440,846       1,371,415
                                                                      ----------      ---------       ---------

Cost of sales, operating costs and expenses:
  Cost of sales                                                          605,116        602,849         618,972
  Operating                                                              265,586        426,445         325,565
  Selling, general and administrative                                    282,265        372,216         340,462
  Charges by TCI Group (note 9)                                           21,915         23,899          14,180
  Compensation relating to phantom rights and stock
    appreciation rights (notes 9 and 10)                                  17,353         11,686              --
  Adjustment to compensation relating to stock
    appreciation rights (note 9)                                              --             --          (8,574)
  Restructuring charges                                                       --         16,846              --
  Depreciation                                                            15,543         24,769          22,574
  Amortization                                                            45,149         73,242          26,762
                                                                      ----------      ---------       ---------
                                                                      $1,252,927      1,551,952       1,339,941
                                                                      ----------      ---------       ---------

    Operating income (loss)                                               86,432       (111,106)         31,474

Other income (expense):
 Interest expense                                                        (16,671)       (17,395)        (10,333)
 Interest expense to TCI Group                                                --         (1,920)         (2,348)
 Dividend and interest income, primarily from affiliates                  22,040         11,552          20,249

 Share of earnings (losses) of affiliates (note 4)                         7,524        (15,092)         30,833

 Minority interests in lossess (earnings) of consolidated
 subsidiaries                                                            (13,257)        34,518         (10,083)
    Gain (loss) on disposition of assets (note 5)                      1,537,408         (2,195)        181,088
 Litigation settlements                                                       --         (9,003)             --
    Other, net                                                               575             17          (2,375)
                                                                      ----------      ---------       ---------
                                                                       1,537,619            482         207,031
                                                                      ----------      ---------       ---------

    Earnings (loss) before income taxes                                1,624,051       (110,624)        238,505

Income tax benefit (expense) (note 8)                                   (567,655)        54,292        (103,941)
                                                                      ----------      ---------       ---------

    Net earnings (loss)                                               $1,056,396        (56,332)        134,564
                                                                      ==========      =========       =========

Primary earnings (loss) per common and common equivalent
   share (note 2)                                                     $     3.97           (.11)
                                                                      ==========      =========

Fully diluted earnings (loss) per common and common
   equivalent share (note 2)                                          $     3.88           (.11)
                                                                      ==========      =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                         Combined Statements of Equity

                  Years ended December 31, 1996, 1995 and 1994

                                                                                      Unrealized
                                                                                     holding gains
                                                                                   for available-for-            Total
                                                 Combined            Due to         sale securities,            combined
                                                  equity            TCI Group          net of taxes              equity
                                                ----------          ---------          ------------             ---------
                                                                           amounts in thousands
Balance at December 31, 1993                    $1,185,381              2,738                    --             1,188,119
  Unrealized holding gains for
    available-for-sale securities as of                 --                 --               292,918               292,918
    January 1, 1994
  Net earnings                                     134,564                 --                    --               134,564
  Sale of programming to TCI Group                 (64,660)                --                    --               (64,660)
  Cost allocations from TCI Group                   14,180                 --                    --                14,180
  Accrued cable distribution fees to TCI
    Group from Home Shopping Network,
    Inc. ("HSN")                                        --             28,170                    --                28,170
  Allocation of compensation relating to
    stock appreciation rights                       (8,574)                --                    --                (8,574)
  Interest expense allocation from TCI
    Group                                            2,348                 --                    --                 2,348
  Intergroup tax allocation                         78,238                 --                    --                78,238
  Acquisition of Prime Ticket Networks,            210,796                 --                    --               210,796
    L.P.
  Net cash transfers to TCI Group                 (160,833)            (2,184)                   --              (163,017)
  Change in unrealized holding gains for
    available-for-sale securities                       --                 --              (194,729)             (194,729)
                                                ----------          ---------            ----------             ---------
Balance at December 31, 1994                     1,391,440             28,724                98,189             1,518,353
  Net loss                                         (56,332)                --                    --               (56,332)
  Sale of programming to TCI Group                 (43,079)           (36,659)                   --               (79,738)
  Cost allocations from TCI Group                   14,480              9,419                    --                23,899
  Cable distribution fees paid to TCI
    Group from HSN                                      --            (26,540)                   --               (26,540)
  Allocation of compensation relating to
    stock appreciation rights                        6,765              2,738                    --                 9,503
  Interest expense allocation from TCI
    Group                                            1,786                134                    --                 1,920
  Intergroup tax allocation                            435               (407)                   --                    28
  Deferred tax assets transferred to TCI
    Group                                          (13,717)                --                    --               (13,717)
  Deferred tax assets transferred to TCI
    Group upon implementation of tax
    sharing agreement (note 8)                      (2,410)                --                    --                (2,410)
  Net cash transferred from TCI Group               17,637             30,087                    --                47,724
  Contribution to combined equity for
    acquisitions                                    19,120                 --                    --                19,120
  Change in unrealized holding gains for
    available-for-sale securities                       --                 --               171,619               171,619
                                                ----------          ---------            ----------             ---------
Balance at December 31, 1995                     1,336,125              7,496               269,808             1,613,429
  Net earnings                                   1,056,396                 --                    --             1,056,396
  Repurchase of Liberty Group Stock                (37,500)                --                    --               (37,500)
  Sale of programming to TCI Group                      --           (106,734)                   --              (106,734)
  Cost allocations from TCI Group                       --             21,915                    --                21,915
  Cable distribution fees paid to TCI Group from
    HSN                                                 --              2,620                    --                 2,620
  Adjustment to allocation of compensation
    relating to stock appreciation rights               --             (2,789)                   --                (2,789)
  Allocation of payment of compensation relating
    to stock appreciation rights                        --               (192)                   --                  (192)
  Intergroup tax allocation                             --             32,042                    --                32,042
  Net cash transfers from TCI Group                     --             87,791                    --                87,791
  Recognition of previously unrealized gains on
    available-for-sale securities                       --                 --              (355,922)             (355,922)
  Change in unrealized holding gains on
    available-for-sale securities                       --                 --                86,114                86,114
                                                ----------          ---------            ----------             ---------
Balance at December 31, 1996                    $2,355,021             42,149                    --             2,397,170
                                                ==========          =========            ==========             =========

See accompanying notes to combined financial statements.

                            "LIBERTY MEDIA GROUP"
           (a combination of certain assets, as defined in note 1)



                      Combined Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 994

                                                                            1996              1995           1994
                                                                         ----------        ---------       ---------
                                                                                       amounts in thousands
                                                                                            (see note 3)
Cash flows from operating activities:
  Net earnings (loss)                                                    $1,056,396         (56,332)         134,564
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                                         60,692           98,011          49,336
       Compensation relating to phantom rights and stock
          appreciation rights                                                17,353           11,686              --
       Adjustment to compensation relating to stock appreciation
          rights                                                                 --               --          (8,574)
       Payment of compensation relating to phantom rights and
          stock appreciation rights                                          (1,218)              --              --
       Share of losses (earnings) of affiliates, net                         (7,524)          15,092         (30,833)
       Deferred income tax expense (benefit)                                542,613          (53,900)         25,703
       Intergroup tax allocation                                             32,042               28              --
       Noncash interest expense                                               4,097            1,920              --
       Minority interests in earnings (losses)                               13,257          (34,518)         10,083
       Litigation settlements                                                    --            9,003              --
       Payments of litigation settlements                                    (3,725)         (30,313)             --
       Loss (gain) on disposition of assets                              (1,537,408)           2,195        (181,088)
       Other noncash charges                                                 (1,003)           4,501           1,491
       Changes in operating assets and liabilities, net of the
          effect of acquisitions:
            Change in receivables                                           (40,180)         (11,851)        (13,437)
            Change in inventories                                             1,180            7,895         (18,455)
            Change in prepaid expenses                                       (6,182)         (16,658)        (10,418)
            Change in payables, accruals and deferred revenue                19,461           54,937          48,810
                                                                         ----------        ---------       ---------

                Net cash provided by operating activities                   149,851            1,696           7,182
                                                                         ----------        ---------       ---------

Cash flows from investing activities:
  Cash paid for acquisitions                                                (55,000)         (36,596)             --
  Capital expended for property and equipment                               (11,734)         (48,700)        (32,455)
  Additional investments in and loans to affiliates and others              (36,044)         (69,479)        (23,856)
  Return of capital from affiliates                                           6,144           20,009           9,880
  Collections on loans to affiliates and others                               1,918            2,501         149,162
  Cash paid for cable distribution fees                                     (31,529)         (43,875)        (71,871)
  Proceeds from disposition of assets                                        27,623              373         180,429
  Other investing activities                                                 (7,572)          14,168          (2,245)
                                                                         ----------        ---------       ---------

                Net cash provided (used) by investing activities           (106,194)        (161,599)        209,044
                                                                         ----------        ---------       ---------

Cash flows from financing activities:
  Borrowings of debt                                                        278,899          222,549          46,859
  Repayments of debt                                                       (333,906)         (50,284)       (139,096)
  Change in cash transfers from TCI Group                                     5,592         (34,655)        (149,442)
  Repurchase of Liberty Group Stock                                         (37,500)              --              --
  Contributions by minority shareholders of subsidiaries                    319,457            2,084           6,272
  Distributions to minority shareholders of subsidiaries                        (65)          (1,529)           (400)
                                                                         ----------        ---------       ---------

                Net cash provided (used) by financing activities            232,477          138,165        (235,807)
                                                                         ----------        ---------       ---------

                   Net increase (decrease) in cash and cash
                      equivalents                                           276,134          (21,738)        (19,581)

                   Cash and cash equivalents at beginning of year            41,225           62,963          82,544
                                                                         ----------        ---------       ---------

                   Cash and cash equivalents at end of year              $  317,359           41,225          62,963
                                                                         ==========        =========       =========

See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                        December 31, 1996,1995 and 1994


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele- Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated.

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Additionally, Liberty Media Group is engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

         The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Distribution") represented one hundred percent of the equity value attributable to Liberty Media Group.

         As of December 31, 1996, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group and, prior to the Distribution, are included in combined equity in the accompanying combined financial statements. See note 9.

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

         The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of such convertible securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group in consideration of such issuance. In the case of the exercise of such options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group.

         Effective January 13, 1997, TCI issued a stock dividend to holders of Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend"). The Liberty Group Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the Liberty Group Stock Dividend.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(2)      Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the specific number of exhibitions. Committed film inventory and program rights payable are recorded at the estimated costs of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the specific number of exhibitions.

         Investments

         All marketable equity securities held by Liberty Media Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined equity. Realized gains and losses are determined on a specific-identification basis.

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

         Changes in Liberty Media Group's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in Liberty Media Group's consolidated statements of operations.

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

                 Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 40 years for support equipment and buildings (furniture and other equipment are depreciated from 3 to 8 years and buildings and improvements are depreciated from 20 to 40 years).

                 Repairs and maintenance and any gains or losses on disposition of assets are included in operations.

         (b)     Excess Cost Over Acquired Net Assets

                 Excess cost over acquired net assets consists of the difference between the cost of acquiring programming entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over 30 years.

In March of 1995, the Financial Accounting Standards Board (the "FASB") issued
         Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The accounting for long-lived assets that are expected to be disposed are also addressed in Statement No. 121. Liberty Media Group adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of Liberty Media Group.

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

         Deferred Revenue

         Deferred revenue represents advance billings primarily to home satellite dish owners and providers. Such revenue is recognized in the month service is provided.

         Net Sales From Electronic Retailing Services

         Revenue includes merchandise sales reduced by incentive discounts and sales returns to arrive at net sales from electronic retailing services. Revenue is recorded for credit card sales upon transaction authorization, and for check sales upon receipt of customer payment, which does not vary significantly from the time goods are shipped. Liberty Media Group's sales policy allows merchandise to be returned at the customer's discretion, generally up to 30 days.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, Liberty Media Group continues to account for stock-based employee compensation pursuant to APB Opinion No. 25. See note 9.

         Earnings (Loss) Per Common and Common Equivalent Share

         Primary earnings attributable to Liberty Media Group stockholders per common share for the year ended December 31, 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period, as adjusted for the effect of the Liberty Group Stock Dividend (266.3 million). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Fully diluted earnings attributable to Liberty Media Group stockholders per common and common equivalent share for the year ended December 31, 1996 was computed by dividing earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common and common equivalent shares outstanding of Liberty Media Group Series A and Series B common stock during the period, as adjusted for the effect of the Liberty Group Stock Dividend (272.4 million). Shares issuable upon conversion of TCI's Convertible Preferred Stock, Series C; Convertible Preferred Stock, Series D; and Redeemable Convertible Liberty Media Group Preferred Stock, Series H have been included in the computation of weighted average shares.

         The loss per common share for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period, as adjusted for the effect of the Liberty Group Stock Dividend (246.1 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Earnings per common share are omitted from the statements of operations for the periods from January 1, 1995 through the Distribution and for the year ended December 31, 1994 as Liberty Group Stock was not part of the capital structure of TCI until August 10, 1995, the date of the Distribution.

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

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1996 presentation.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $16,032,000, $14,968,000 and $8,853,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes during the years ended December 31, 1996, 1995 and 1994 was $1,553,000, $1,707,000 and $83,267,000, respectively. In addition, Liberty Media Group received income tax refunds amounting to $14,648,000 and $11,258,000 during the years ended December 31, 1996 and 1995, respectively.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Significant noncash investing and financing activities are as follows:

                                                                    Years  ended
                                                                     December 31,
                                                       -------------------------------------
                                                         1996           1995          1994
                                                       -------        -------       --------
                                                                  amounts in thousands
Cash paid for acquisitions:
  Fair value of assets acquired                        $55,000         35,329        302,043
  Net liabilities assumed                                   --           (934)       (21,350)
  Contribution to combined equity from TCI
     for acquisition                                        --        (19,120)      (210,796)
  Deferred tax asset (liability) recorded in
     acquisition                                            --          1,084        (69,897)
  Minority interests in equity of acquired
     entities                                               --         20,237             --
                                                       -------        -------       --------
       Cash paid for acquisitions                      $55,000         36,596             --
                                                       =======        =======       ========

Exchange of consolidated subsidiaries for
     note receivable and equity investments           $574,104             --             --
                                                       =======        =======       ========

Conversion of debt into additional minority           $     --         14,215             --
                                                       =======        =======       ========

 Assets contributed for interest in limited
  liability company                                   $     --          2,633             --
                                                       =======        =======       ========


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                            December 31,
                                                              --------------------------------------
                                                                     1996                  1995
                                                              ----------------      ----------------
                                                                         amounts in thousands
Combined Financial Position
---------------------------

  Property and equipment, net                                 $        524,949               340,072
  Program rights                                                       360,129               256,255
  Cable distribution rights                                            276,342               184,160
  Due from Liberty Media Group                                              --                11,313
  Other intangibles                                                  2,892,021             1,174,738
  Other assets                                                       1,619,096               989,993
                                                              ----------------    ------------------

          Total assets                                        $      5,672,537             2,956,531
                                                              ================        ==============

  Debt                                                        $      1,811,509             1,359,471
  Due to Liberty Media Group                                             9,239                 1,654
  Program rights payable                                               162,212                92,287
  Other liabilities                                                  1,939,108               924,812
  Owners' equity                                                     1,750,469               578,307
                                                              ----------------        --------------

          Total liabilities and equity                        $      5,672,537             2,956,531
                                                              ================    ==================

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




                                                                     Years ended
                                                                     December 31,
                                                ---------------------------------------------------
                                                       1996              1995            1994
                                                ----------------- ----------------- ---------------
                                                                 amounts in thousands
Combined Operations
-------------------

  Revenue                                       $       3,392,548         2,632,908       2,152,341
  Operating expenses                                   (3,167,329)       (2,338,703)     (1,880,754)
  Depreciation and amortization                          (153,325)         (137,663)        (90,780)
                                                ----------------- ----------------- ---------------

          Operating income                                 71,894           156,542         180,807

  Interest expense                                       (103,321)         (107,506)        (31,900)
  Other, net                                             (187,787)          (95,446)       (117,014)
                                                ----------------- ----------------- ---------------

  Net earnings (loss)                           $        (219,214)          (46,410)         31,893
                                                ================= ================= ===============


         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                                December 31,
                                                                       ----------------------------
                                                                         1996                1995
                                                                       --------             -------
                                                                         amounts in thousands
                Discovery Communications, Inc.
                   ("Discovery")                                       $117,724             117,373
                QVC, Inc. ("QVC")                                       103,855              81,160
                Sunshine Network ("Sunshine") (a)                            --               8,221
                SportsChannel Chicago ("Chicago") (a)                        --              29,722
                Home Team Sports Limited Partnership
                   ("HTS") (a)                                               --               3,514
                International Cable Channels Partnership,
                   Ltd. ("ICCP")                                          9,411              11,563
                Premier Sports (a)                                           --               4,212
                Bet Holdings, Inc. ("BET")                               20,225              15,353
                Courtroom Television Network ("Court")                    2,160               7,711
                Liberty/Fox U.S. Sports LLC
                   ("Fox Sports") (a)                                   (21,964)                 --
                Superstar/Netlink Group LLC
                   ("Superstar/Netlink") (b)                            (37,236)                 --
                DMX Inc. ("DMX")                                          2,331                  --
                HSN (c)                                                 141,921                  --
                BDTV INC. and BDTV II INC. (c)                          199,701                  --
                Other                                                     6,993              20,502
                                                                       --------             -------
                                                                       $545,121             299,331
                                                                       ========             =======



                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (a) As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele- Communications International, Inc. ("TINTA"), a consolidated subsidiary of TCI, formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed Fox Sports into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

                 Internationally, News Corp. and Liberty/TINTA LLC ("Liberty/TINTA"), a limited liability corporation owned 50% by Liberty Media Group and 50% by TINTA, formed a venture ("Fox Sports International") to operate previously existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multi-point distribution systems or cable television. Liberty/TINTA is accounted for using the equity method.

                 As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (c) Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power.
                 BDTV-I exercised the option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the Federal Communications Commission ("FCC") in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

                 Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. Liberty Media Group accounted for the HSN Merger as a sale of a portion of its investment in HSN and accordingly, recorded a pre-tax gain of approximately $47 million. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                 As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN will no longer be consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                    Years ended
                                                                    December 31,
                                                      ---------------------------------------
                                                       1996            1995             1994
                                                      ------         --------          ------
                                                               amounts in thousands
Discovery                                                $351           4,191           7,093
QVC                                                    22,720           2,261          10,830
Sunshine                                                  634           2,524           1,376
Chicago                                                 3,065           6,560           6,465
HTS                                                       397             744             531
ICCP                                                   (2,755)         (1,973)         (1,469)
Premier Sports                                         (3,199)         (8,478)             --
BET                                                     4,872           4,158           3,071
Court                                                  (2,543)        (21,064)             --
Liberty/TINTA                                          (6,603)             --              --
Superstar/Netlink                                      10,754              --              --
DMX                                                   (13,617)             --              --
BDTV-I and BDTV-II                                       (954)             --              --
Other (a)                                              (5,598)         (4,015)          2,936
                                                      ------         --------          ------

                                                      $ 7,524        (15,092)          30,833
                                                      =======        =======           ======

         (a) Included in other investments is Liberty Media Group's 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group hold the remaining 50.1% partnership interest.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                 The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $203 million of which was paid through December 31, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

                 Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $3,735,000 and $972,000 for the year ended December 31, 1996 and the six months ended December 31, 1995, respectively, and are included in revenue from TCI Group in the combined statements of operations. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

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


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(5)      Investment in Time Warner

         At December 31, 1995, Liberty Media Group owned shares of TBS common stock and shares of TBS preferred stock that were convertible into TBS common stock. Liberty Media Group's total holdings represented an approximate 7.5% voting interest for those matters which preferred and common stock voted as a single class. On October 10, 1996, Time Warner and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted.

         Time Warner, TBS, TCI and Liberty Media Corporation ("Liberty") entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

         In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, Liberty Media Group recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

         At December 31, 1996, Liberty Media Group's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2 billion based upon the market value of the marketable common stock into which it is convertible.

         As security for borrowings under one of its credit facilities, Liberty Media Group pledged a portion of its TBS common stock. Upon consummation of the TBS/Time Warner Merger, the revolving credit agreement was amended and provides as security for this indebtedness the TW Exchange Stock received for the previously pledged TBS Class B Common Stock. See note 7.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The level of Liberty Media Group's ownership interest in Time Warner will be restricted until the Spin-Off occurs, at which time, such restriction would be eased for Spinco.

         If the Spin-Off occurs, certain control stockholders of TCI would exchange the Spinco common stock they receive for a Spinco convertible preferred security which would only be entitled to vote on major corporate transactions involving Spinco.

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The Contract Option will be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained. On the date of grant, Time Warner will issue to Southern, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable to Time Warner's option in cash or TW Exchange Stock. If Time Warner exercises the Contract Option and enters into the Distribution Contract, Time Warner will be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract.

(6)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                                     December 31,
                                                                         ---------------------------------
                                                                             1996                1995
                                                                         -------------        ------------
                                                                                 amounts in thousands
          Marketable equity securities, at fair value                    $         790              16,681

          Convertible debt, at cost, which approximates fair value
                                                                                23,000              23,000

          Other investments, at cost, and related receivables
                                                                                57,747              71,110
                                                                         -------------     ---------------

                                                                         $      81,537             110,791
                                                                         =============     ===============

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $162 million and $192 million at December 31, 1996 and December 31, 1995, respectively. No independent external appraisals were conducted for those assets.

(7)      Debt

         Debt is summarized as follows:


                                                                                December 31,
                                                                    -----------------------------------
                                                                         1996                 1995
                                                                    -------------          ------------
                                                                             amounts in thousands
          Note payable to bank (a)                                  $       1,620                    --
          Bank credit facility (b)                                             --                30,000
          Note payable to partnership                                          --                 5,654
          Notes payable to bank                                                --               206,600
          Other debt, with varying rates and maturities
                                                                               --                 8,736
                                                                    -------------          ------------

                                                                    $       1,620               250,990
                                                                    =============           ===========


         (a)     Payable by Encore Media Corporation

                 This note payable provides for borrowings up to $50 million through September 30, 1999, at which time the commitment is required to be reduced in eight equal, quarterly amounts through June 30, 2001. Interest on borrowings under the note is tied to, at Encore's option, the bank's prime rate plus an applicable margin or the London Interbank Offered Rate plus an applicable margin (8.25% at December 31, 1996). Encore is required to pay a commitment fee which varies based on Encore's leverage ratio. The note is secured by substantially all of Encore's assets.

         (b)     Payable by Communications Capital Corp. ("CCC")

                 This revolving credit agreement, as amended, provides for borrowings up to $325 million through August of 1997. Borrowings under such agreement bear interest at optional measures which approximate the prime rate. As security for this indebtedness, Liberty Media Group pledged substantially all of its TBS Class B common stock. Upon consummation of the TBS/Time Warner Merger, the revolving credit agreement was amended and provides as security for this indebtedness the TW Exchange Stock received for the previously pledged TBS Class B Common Stock. CCC must pay an annual commitment fee of .3125% of the unfunded portion of the commitment.





                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The fair value of Liberty Media Group's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Liberty Media Group for debt of the same remaining maturities. The fair market value of such debt approximated its carrying value at December 31, 1996.

(8)      Income Taxes

         TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis. Income tax expense for Liberty Media Group is based upon those items in the consolidated tax calculations of TCI applicable to Liberty Media Group. Intergroup tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) and alternative minimum taxes to Liberty Media Group in relation to its amount of taxable earnings or losses. Prior to the Distribution, the payable or receivable arising from the intergroup tax allocation has been reflected as an increase or decrease in combined equity. Subsequent to the Distribution, such amounts are reflected as borrowings from or loans to TCI Group.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Income tax benefit (expense) consists of:

                                                                        Current        Deferred         Total
                                                                        -------        --------         -----
                                                                                 amounts in thousands
         Year ended December 31, 1996:
           State and local intergroup tax expense allocation        $    (1,251)           (95,417)       (96,668)
           Federal intergroup tax expense allocation                    (23,791)          (447,196)      (470,987)
                                                                    -----------           --------       --------
                                                                    $   (25,042)          (542,613)      (567,655)
                                                                    ===========           ========       ========
         Year ended December 31, 1995:
           State and local intergroup tax benefit (expense)
              allocation                                            $    (2,192)             8,920          6,728
           Federal intergroup tax benefit allocation                      2,584             44,980         47,564
                                                                    -----------           --------       --------
                                                                    $       392             53,900         54,292
                                                                    ===========           ========       ========
         Year  ended December 31, 1994:
           State and local intergroup tax expense allocation        $   (16,699)            (4,742)       (21,441)
           Federal intergroup tax expense allocation                    (61,539)           (20,961)       (82,500)
                                                                    -----------           --------       --------
                                                                    $   (78,238)           (25,703)      (103,941)
                                                                    ===========           ========       ========

         Income tax benefit (expense) differs from the amounts computed by the federal tax rate of 35% as a result of the following:

                                                                                  Year ended December 31,
                                                                        ----------------------------------------
                                                                          1996            1995           1994
                                                                        ----------      ----------   -----------
                                                                                amounts in thousands
         Computed expected tax benefit (expense)                        $(568,418)         38,726        (83,477)
         Dividends excluded for income tax purposes                         2,114           1,116          1,134
         Minority interest of consolidated subsidiaries                    (4,735)         13,333         (3,548)
         Amortization not deductible for income tax purposes               (3,765)         (5,723)        (4,774)
         Excess executive compensation                                         --             688             --
         State and local income taxes, net of
            federal income tax benefit                                    (61,250)          2,043        (13,937)
         Change in allocated state tax rate                                    --           2,353             --
         Recognition of difference in income tax basis of
           investments in consolidated subsidiaries                        66,735              --            920
         Other, net                                                         1,664           1,756           (259)
                                                                        ---------       ----------   -----------
                                                                        $(567,655)          54,292      (103,941)
                                                                        =========       ==========   ===========


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                  December 31,
                                                                           ------------------------
                                                                             1996             1995
                                                                           --------         -------
                                                                             amounts in thousands
         Deferred tax assets:
           Net operating and capital loss carryforwards                      $9,264          36,254
           Charitable contribution carryforward                                 166             733
           Inventory costs                                                       --          10,339
           Provision for returns and allowance                                   --           9,460
           Future deductible amount attributable to
             accrued stock appreciation rights and
             deferred compensation                                            6,927           3,094
           Property and equipment, due principally to
             differences in depreciation                                      5,475           6,087
           Intangible assets, due principally to
             differences in amortization                                      1,428              --
           Other future deductible amounts due
             principally to non-deductible accruals                             395             996
                                                                           --------         -------

           Deferred tax assets                                               23,655          66,963
                                                                           --------         -------

         Deferred tax liabilities:
           Lease obligations, capitalized for income
             tax purposes                                                    17,075          18,249
           Intangible assets, due principally to
             differences in amortization                                         --           3,392
           Investments in affiliates, due principally
             to undistributed earnings of affiliates                        588,669         247,231
                                                                           --------         -------

           Deferred tax liabilities                                         605,744         268,872
                                                                           --------         -------

           Net deferred tax liabilities                                    $582,089         201,909
                                                                           ========         =======

         There was no valuation allowance for deferred tax assets as of December 31, 1996 and 1995.

         At December 31, 1996, Liberty Media Group had net operating and capital loss carryforwards for income tax purposes aggregating approximately $50,049,000 which, if not utilized to reduce taxable income in future periods, expire as follows: $2,352,000 in 2003, $478,000 in 2004, $11,345,000 in 2005, $22,528,000 in 2006 and
         $13,346,000 in 2007.

         Pursuant to the Tax Sharing Agreement, Liberty Media Group has already received benefit for approximately $26,625,000 of the net operating loss carryforward disclosed above. Liberty Media Group is responsible to TCI to the extent this amount of net operating loss carryforward is utilized by TCI in future periods.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(9)      Combined Equity

         General

         The rights of holders of the Liberty Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the Liberty Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock and the Liberty Group Stock.

         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of Liberty Media Group are allocated to Liberty Media Group and have been recorded in the accompanying combined financial statements pursuant to APB Opinion No.
         25. Such estimates are subject to future adjustment based upon the market value of Series A TCI Group Stock and the Series A Liberty Group Stock and, ultimately, on the final determination of market value when the rights are exercised. Had Liberty Media Group accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements. Prior to the Distribution, the payable or receivable arising from the compensation related to the options and/or stock appreciation rights has been reflected as an increase or decrease in combined equity. Subsequent to the Distribution, such amounts are reflected as borrowings from or loans to TCI Group.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the years ended December 31, 1996 and 1995, Liberty Media Group was allocated $2,723,000 and $3,066,000, respectively, in corporate general and administrative costs by TCI Group.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the years ended December 31, 1996, 1995 and 1994 aggregated $11,946,000, $14,709,000 and
         $7,542,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges by TCI Group were $7,187,000, $6,124,000 and $6,638,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Previously, cash receipts of certain businesses attributed to Liberty Media Group were remitted to TCI Group and certain cash disbursements of Liberty Media Group were funded by TCI Group on a daily basis. Prior to the Distribution, the net amounts of such cash activities are included in combined equity. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to Liberty Media Group.

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

(10)     Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film Licensing Obligations"). Based on subscriber levels at December 31, 1996, these agreements require minimum payments aggregating approximately $194 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Liberty Media Group leases business offices, has entered into transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $40,039,000, $47,569,000 and $34,274,000 for the years ended December
         31, 1996, 1995 and 1994, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):

         1997                          $     20,227
         1998                                20,256
         1999                                14,881
         2000                                12,825
         2001                                10,507
         Thereafter                          23,751

         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1997.

         Estimates of compensation relating to phantom stock appreciation rights ("PSARs") granted to employees of a subsidiary of Liberty Media Group have been recorded in the accompanying combined financial statements, but is subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt. Effective January 1, 1994, these employees have a put right that requires such subsidiary to purchase their respective PSARs. The subsidiary may call the PSARs on or after January 1, 1996.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996.

We have also audited the accompanying combined balance sheets of TCI Group (a combination of certain assets of Tele-Communications, Inc., as defined in note
1) as of December 31, 1996 and 1995, and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of TCI Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of TCI Group are intended to reflect the performance of the remaining businesses of Tele-Communications, Inc., which have not been attributed to Liberty Media Group. Liberty Media Group includes the businesses of Tele-Communications, Inc., which produce and distribute cable television programming services. The combined financial statements of TCI Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries.

As more fully described in note 1 to the combined financial statements, TCI Group has accounted for its interest in Liberty Media Group in a manner similar to the equity method of accounting for all periods that TCI Group had an interest in Liberty Media Group that, in our opinion, should be consolidated with TCI Group to conform to generally accepted accounting principles. If TCI Group's interest in Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations, and consolidated cash flows of Tele-Communications, Inc. and subsidiaries, which financial statements are included separately herein.

In our opinion, except for the effects of not consolidating TCI Group's interest in Liberty Media Group as discussed in the preceding paragraph, the combined financial statements referred to in the second paragraph above present fairly, in all material respects, the financial position of TCI Group as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwick LLP

Denver, Colorado
March 24, 1997

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets

                           December 31, 1996 and 1995


                                                       1996      1995
                                                     -------   -------
Assets                                              amounts in millions
Cash                                                 $    56        77

Trade and other receivables, net                         423       300

Prepaid expenses                                          80        51

Prepaid program rights                                    17        19

Committed film inventory                                 116        92

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 6)     2,457     2,073

Property and equipment, at cost:
   Land                                                   77        67
   Distribution systems                               10,072     9,536
   Support equipment and buildings                     1,529     1,213
                                                     -------   -------
                                                      11,678    10,816
   Less accumulated depreciation                       4,160     3,611
                                                     -------   -------
                                                       7,518     7,205
                                                     -------   -------

Franchise costs                                       17,875    14,322
   Less accumulated amortization                       2,439     2,092
                                                     -------   -------
                                                      15,436    12,230
                                                     -------   -------

Other assets, net of amortization                      1,051     1,012
                                                     -------   -------

                                                     $27,154    23,059
                                                     =======   =======


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued


                           December 31, 1996 and 1995

                                                         1996        1995
                                                       --------    --------
Liabilities and Combined Equity                         amounts in millions
Accounts payable                                       $    216         148

Accrued interest                                            274         228

Accrued programming expense                                 313         272

Other accrued expenses                                      787         911

Debt (note 9)                                            14,924      12,960

Deferred income taxes (note 15)                           5,430       4,382

Other liabilities                                           235         181
                                                       --------    --------

      Total liabilities                                  22,179      19,082
                                                       --------    --------

Minority interests in equity of consolidated
   subsidiaries                                           1,454         563

Redeemable preferred stock (note 10)                        658         478

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Securities") holding solely subordinated debt
   securities of TCI Communications, Inc. ("TCIC")
   (note 11)                                              1,000          --

Combined equity (note 12):
   Combined equity, including preferred stocks of
     Tele-Communications, Inc. ("TCI")                    1,864       2,884
   Cumulative foreign currency translation
     adjustment                                              26          (9)
   Unrealized holding gains for available-for-sale
     securities, net of taxes                                15          68
   Due from Liberty Media Group                             (42)         (7)
                                                       --------    --------

        Combined equity                                   1,863       2,936
                                                       --------    --------

Commitments and contingencies (note 17)                $ 27,154      23,059
                                                       ========    ========


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                             1996       1995       1994
                                                            -------    -------    -------
                                                                 amounts in millions,
                                                               except per share amounts
Revenue (note 7)                                            $ 6,790      5,145      4,068

Operating costs and expenses:
   Operating                                                  2,651      1,735      1,289
   Programming charges from Liberty Media Group (note 16)       107         80         65
   Selling, general and administrative                        1,942      1,382        944
   Charges to Liberty Media Group (note 16)                     (22)       (24)       (14)
   Compensation (adjustment to compensation)
      relating to options and stock appreciation
      rights                                                    (30)        45         (5)
   Restructuring charges                                         41         --         --
   Depreciation                                               1,077        874        694
   Amortization                                                 478        400        307
                                                            -------    -------    -------
                                                              6,244      4,492      3,280
                                                            -------    -------    -------

        Operating income                                        546        653        788

Other income (expense):
   Interest expense                                          (1,080)      (993)      (786)
   Interest income                                               42         41         21
   Interest income from Liberty Media Group                      --          2          2
   Gain on sale of subsidiary stock (note 14)                    --        123         --
   Gain on sale of stock by equity investee (note 6)             12        165        161
   Share of losses of affiliates, net (note 6)                 (469)      (178)      (117)
   Gain (loss) on disposition of assets                          56         51        (13)
   Loss on early extinguishment of debt (note 9)                (71)        (6)        (9)
   Minority interests in losses (earnings) of
      consolidated subsidiaries, net                            (54)       (18)         6
   Other, net                                                   (66)       (21)       (15)
                                                            -------    -------    -------
                                                             (1,630)      (834)      (750)
                                                            -------    -------    -------

        Earnings (loss) before income taxes                  (1,084)      (181)        38

Income tax benefit (expense) (note 15)                          306         66        (60)
                                                            -------    -------    -------

        Loss before earnings (loss) of Liberty
          Media Group through the date of
          Distribution (note 1)                                (778)      (115)       (22)

Earnings (loss) of Liberty Media Group through
      the date of Distribution (note 1)                          --        (29)       135
                                                            -------    -------    -------

        Net earnings (loss) (note 7)                           (778)      (144)       113

Dividend requirements on preferred stocks                       (35)       (34)       (14)
                                                            -------    -------    -------

        Net earnings (loss) attributable to
          common stockholders                               $  (813)      (178)        99
                                                            =======    =======    =======

Loss attributable to common stockholders per
   common share (notes 4 and 7)                             $ (1.22)      (.16)
                                                            =======    =======


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                         Combined Statements of Equity


                  Years ended December 31, 1996, 1995 and 1994

                                                                                             TCI
                                                                                            Group
                                                                                          unrealized
                                                                                            holding
                                                                                             gains
                                                   Combined     Cumulative     Note       (losses) for
                                                    equity,      foreign     receivable    available-
                                                   including     currency      from         for-sale
                                                   preferred    translation   related      securities,
                                                    stocks      adjustment     party      net of taxes
                                                   ---------    -----------  ----------   ------------
                                                                  amounts in millions
Balance at December 31, 1993                        $ 2,174           (29)       (15)             --
   Unrealized holding gains for
     available-for-sale securities as of January
     1, 1994                                             --            --         --              22
   Net earnings (loss)                                  113            --         --              --
   Purchase of programming from Liberty Media
     Group                                               --            --         --              --
   Cost allocations to Liberty Media Group               --            --         --              --
   Accrued cable distribution fees to TCI from
     Home Shopping Network, Inc. ("HSN")                 --            --         --              --
   Allocation to Liberty Media Group of
     compensation related to stock appreciation
     rights                                              --            --         --              --
   Interest income from Liberty Media Group              --            --         --              --
   Intergroup tax allocation                             --            --         --              --
   Net cash transfers from Liberty Media Group           --            --         --              --
   Change in unrealized holding gains for
     available-for-sale securities                       --            --         --             (26)
   Foreign currency translation adjustment               --            25         --              --
   Payment of preferred stock dividends                 (14)           --         --              --
   Issuance of TCI common stock for investments         130            --         --              --
   Fees incurred in acquisition                         (13)           --         --              --
   Issuance of TCI preferred stock for
     acquisition by Liberty Media Group                 168            --         --              --
   Acquisition by Liberty Media Group                    --            --         --              --
   Conversion of redeemable preferred stock              18            --         --              --
   Issuance of TCI Class A common stock upon
     conversion of notes                                  3            --         --              --
   Issuance of TCI Class A common stock upon
     exercise of stock options                            3            --         --              --
   Acquisition and retirement of TCI common stock        (2)           --         --              --
   Repayment of note receivable from related
     party with TCI common stock                        (15)           --         15              --
                                                    -------       -------    -------         -------

Balance at December 31, 1994                        $ 2,565            (4)        --              (4)
                                                    -------       -------    -------         -------


                                                               Liberty
                                                                Media
                                                                Group
                                                              unrealized
                                                      Due       holding     Interest
                                                      from     gains for       in
                                                     Liberty   available-    Liberty
                                                     Media     for-sale       Media    Combined
                                                     Group     securities     Group     equity
                                                     -------   ----------   --------   --------
                                                               amounts in millions
Balance at December 31, 1993                             (3)        --       (1,185)       942
   Unrealized holding gains for
     available-for-sale securities as of January
     1, 1994                                             --        293         (293)        22
   Net earnings (loss)                                   --         --         (135)       (22)
   Purchase of programming from Liberty Media
     Group                                               --         --           65         65
   Cost allocations to Liberty Media Group               --         --          (14)       (14)
   Accrued cable distribution fees to TCI from
     Home Shopping Network, Inc. ("HSN")                (28)        --           --        (28)
   Allocation to Liberty Media Group of
     compensation related to stock appreciation
     rights                                              --         --            8          8
   Interest income from Liberty Media Group              --         --           (2)        (2)
   Intergroup tax allocation                             --         --          (78)       (78)
   Net cash transfers from Liberty Media Group            2         --          161        163
   Change in unrealized holding gains for
     available-for-sale securities                       --       (195)         195        (26)
   Foreign currency translation adjustment               --         --           --         25
   Payment of preferred stock dividends                  --         --           --        (14)
   Issuance of TCI common stock for investments          --         --           --        130
   Fees incurred in acquisition                          --         --           --        (13)
   Issuance of TCI preferred stock for
     acquisition by Liberty Media Group                  --         --         (168)        --
   Acquisition by Liberty Media Group                    --         --          (43)       (43)
   Conversion of redeemable preferred stock              --         --           --         18
   Issuance of TCI Class A common stock upon
     conversion of notes                                 --         --           --          3
   Issuance of TCI Class A common stock upon
     exercise of stock options                           --         --           --          3
   Acquisition and retirement of TCI common stock        --         --           --         (2)
   Repayment of note receivable from related
     party with TCI common stock                         --         --           --         --
                                                    -------    -------      -------    -------

Balance at December 31, 1994                            (29)        98       (1,489)     1,137
                                                    -------    -------      -------    -------

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                   Combined Statements of Equity (continued)


                  Years ended December 31, 1996, 1995 and 1994

                                                                                             TCI
                                                                                            Group
                                                                                          unrealized
                                                                                            holding
                                                                                             gains
                                                   Combined     Cumulative     Note       (losses) for
                                                    equity,      foreign     receivable    available-
                                                   including     currency      from         for-sale
                                                   preferred    translation   related      securities,
                                                    stocks      adjustment     party      net of taxes
                                                   ---------    -----------  ----------   ------------
                                                                  amounts in millions

Balance at December 31, 1994                        $ 2,565         (4)         --               (4)
   Net loss                                            (144)        --          --               --
   Purchase of programming from Liberty Media
     Group                                               --         --          --               --
   Cost allocations to Liberty Media Group               --         --          --               --
   Cable distribution fees received from HSN             --         --          --               --
   Allocation of compensation relating to stock
     appreciation rights                                 --         --          --               --
   Interest income from Liberty Media Group              --         --          --               --
   Deferred tax assets transferred from Liberty
     Media Group                                         --         --          --               --
   Turner Broadcasting System, Inc. ("TBS")
     stock received in acquisition transferred
     to Liberty Media Group                              --         --          --               --
   Net cash transfers to Liberty Media Group             --         --          --               --
   Change in unrealized gains for
     available-for-sale securities                       --         --          --               72
   Foreign currency translation adjustment               --         (5)         --               --
   Accreted dividends on TCI preferred stock
     subject to mandatory redemption requirements       (24)        --          --               --
   Payment of TCI preferred stock dividends             (10)        --          --               --
   Issuance of TCI Class A common stock for
     acquisitions and investments                     1,378         --          --               --
   Issuance of TCI Class A common stock for
     acquisition by Liberty Media Group                  10         --          --               --
   Cash paid by TCI Group for investment by
     Liberty Media Group contributed to Liberty
     Media Group combined equity                         --         --          --               --
   Proceeds from issuances of TCI Class A common
     stock in public and private offerings              431         --          --               --
   Distribution of TCI Series A and Series B
     Liberty Media Group common stock to TCI
     common stockholders                             (1,364)        --          --               --
   Costs associated with Distribution to
     stockholders                                        (8)        --          --               --
   Adjustment to reflect elimination of
     reporting delay with respect to certain
     foreign subsidiaries                                (1)        --          --               --
   Deferred tax assets transferred from Liberty
     Media Group upon implement- ation of tax
     sharing agreement                                   --         --          --               --
   Issuance of common stock by subsidiary
     (note 14)                                           51         --          --               --
                                                    -------    -------       -----          -------

Balance at December 31, 1995                        $ 2,884         (9)         --               68
                                                    -------    -------       -----          -------


                                                               Liberty
                                                                Media
                                                                Group
                                                              unrealized
                                                      Due       holding     Interest
                                                      from     gains for       in
                                                     Liberty   available-    Liberty
                                                     Media     for-sale       Media    Combined
                                                     Group     securities     Group     equity
                                                     -------   ----------   --------   --------
                                                               amounts in millions

Balance at December 31, 1994                            (29)        98        (1,489)     1,137
   Net loss                                              --         --            29       (115)
   Purchase of programming from Liberty Media
     Group                                               37         --            43         80
   Cost allocations to Liberty Media Group               (9)        --           (15)       (24)
   Cable distribution fees received from HSN             27         --            --         27
   Allocation of compensation relating to stock
     appreciation rights                                 (3)        --            (7)       (10)
   Interest income from Liberty Media Group              --         --            (2)        (2)
   Deferred tax assets transferred from Liberty
     Media Group                                         --         --            14         14
   Turner Broadcasting System, Inc. ("TBS")
     stock received in acquisition transferred
     to Liberty Media Group                              --         --            (7)        (7)
   Net cash transfers to Liberty Media Group            (30)        --           (18)       (48)
   Change in unrealized gains for
     available-for-sale securities                       --        108          (108)        72
   Foreign currency translation adjustment               --         --            --         (5)
   Accreted dividends on TCI preferred stock
     subject to mandatory redemption requirements        --         --            --        (24)
   Payment of TCI preferred stock dividends              --         --            --        (10)
   Issuance of TCI Class A common stock for
     acquisitions and investments                        --         --            --      1,378
   Issuance of TCI Class A common stock for
     acquisition by Liberty Media Group                  --         --           (10)        --
   Cash paid by TCI Group for investment by
     Liberty Media Group contributed to Liberty
     Media Group combined equity                         --         --            (2)        (2)
   Proceeds from issuances of TCI Class A common
     stock in public and private offerings               --         --            --        431
   Distribution of TCI Series A and Series B
     Liberty Media Group common stock to TCI
     common stockholders                                 --       (206)        1,570         --
   Costs associated with Distribution to
     stockholders                                        --         --            --         (8)
   Adjustment to reflect elimination of
     reporting delay with respect to certain
     foreign subsidiaries                                --         --            --         (1)
   Deferred tax assets transferred from Liberty
     Media Group upon implement- ation of tax
     sharing agreement                                   --         --             2          2
   Issuance of common stock by subsidiary
     (note 14)                                           --         --            --         51
                                                    -------    -------       -------    -------

Balance at December 31, 1995                             (7)        --            --      2,936
                                                    -------    -------       -------    -------

                                                                     (continued)

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                   Combined Statements of Equity (continued)

                  Years ended December 31, 1996, 1995 and 1994

                                                                                             TCI
                                                                                            Group
                                                                                          unrealized
                                                                                            holding
                                                                                             gains
                                                   Combined     Cumulative     Note       (losses) for
                                                    equity,      foreign     receivable    available-
                                                   including     currency      from         for-sale
                                                   preferred    translation   related      securities,
                                                    stocks      adjustment     party      net of taxes
                                                   ---------    -----------  ----------   ------------
                                                                  amounts in millions
Balance at December 31, 1995                        $ 2,884         (9)         --               68
   Net loss                                            (778)        --          --               --
   Purchase of programming from Liberty Media
     Group                                               --         --          --               --
   Cost allocations to Liberty Media Group               --         --          --               --
   Cable distribution fees received from HSN             --         --          --               --
   Allocation of compensation relating to stock
     appreciation rights                                 --         --          --               --
   Allocation of payment of compensation
     relating to stock appreciation rights               --         --          --               --
   Intergroup tax allocation                             --         --          --               --
   Net cash transfers to Liberty Media Group             --         --          --               --
   Recognition of unrealized holding gains on
     available-for-sale securities                       --         --          --              (72)
   Recognition of unrealized holding losses on
     available-for-sale securities                       --         --          --               64
   Change in unrealized gains for
     available-for-sale securities                       --         --          --              (45)
   Foreign currency translation adjustment               --         35          --               --
   Accreted dividends on TCI preferred stock
     subject to mandatory redemption requirements       (25)        --          --               --
   Payment of TCI preferred stock dividends             (10)        --          --               --
   Issuance of TCI common stock for acquisition         265         --          --               --
   Issuance of common stock upon conversion of
     notes                                                2         --          --               --
   Issuance of common stock upon conversion of
     preferred stock                                     16         --          --               --
   Exchange of cost investment for TCI Group
     common stock                                       (85)        --          --               --
   Spin-off of TCI Satellite Entertainment,
     Inc. (note 8)                                     (405)        --          --               --
                                                    -------    -------       -----          -------

Balance at December 31, 1996                        $ 1,864         26          --               15
                                                    =======    =======       =====          =======


                                                               Liberty
                                                                Media
                                                                Group
                                                              unrealized
                                                      Due       holding     Interest
                                                      from     gains for       in
                                                     Liberty   available-    Liberty
                                                     Media     for-sale       Media    Combined
                                                     Group     securities     Group     equity
                                                     -------   ----------   --------   --------
                                                              amounts in millions
Balance at December 31, 1995                             (7)      --              --      2,936
   Net loss                                              --       --              --       (778)
   Purchase of programming from Liberty Media
     Group                                              107       --              --        107
   Cost allocations to Liberty Media Group              (22)      --              --        (22)
   Cable distribution fees received from HSN             (3)      --              --         (3)
   Allocation of compensation relating to stock
     appreciation rights                                  3       --              --          3
   Allocation of payment of compensation
     relating to stock appreciation rights                1       --              --          1
   Intergroup tax allocation                            (32)      --              --        (32)
   Net cash transfers to Liberty Media Group            (89)      --              --        (89)
   Recognition of unrealized holding gains on
     available-for-sale securities                       --       --              --        (72)
   Recognition of unrealized holding losses on
     available-for-sale securities                       --       --              --         64
   Change in unrealized gains for
     available-for-sale securities                       --       --              --        (45)
   Foreign currency translation adjustment               --       --              --         35
   Accreted dividends on TCI preferred stock
     subject to mandatory redemption requirements        --       --              --        (25)
   Payment of TCI preferred stock dividends              --       --              --        (10)
   Issuance of TCI common stock for acquisition          --       --              --        265
   Issuance of common stock upon conversion of
     notes                                               --       --              --          2
   Issuance of common stock upon conversion of
     preferred stock                                     --       --              --         16
   Exchange of cost investment for TCI Group
     common stock                                        --       --              --        (85)
   Spin-off of TCI Satellite Entertainment,
     Inc. (note 8)                                       --       --              --       (405)
                                                    -------    -----         -------    -------

Balance at December 31, 1996                            (42)      --              --      1,863
                                                    =======    =====         =======    =======


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                     1996      1995       1994
                                                                   -------    -------    -------
                                                                        amounts in millions
                                                                            (see note 5)
Cash flows from operating activities:
    Loss before earnings or loss of Liberty Media Group*           $  (778)      (115)       (22)
    Adjustments to reconcile loss before earnings or loss
       of Liberty Media Group to net cash provided by operating
       activities:
         Depreciation and amortization                               1,555      1,274      1,001
         Compensation (adjustment to compensation) relating
             to options and stock appreciation rights                  (30)        45         (5)
         Payments of compensation relating to options
             and stock appreciation rights                              (2)        (9)        --
         Restructuring charges                                          41         --         --
         Payments of restructuring charges                              (8)        --         --
         Intergroup tax allocation                                     (32)        --         --
         Share of losses of affiliates                                 469        178        117
         Gain on sale of subsidiary stock                               --       (123)        --
         Gain on sale of stock by equity investee                      (12)      (165)      (161)
         Loss (gain) on disposition of assets                          (56)       (51)        13
         Loss on early extinguishment of debt                           71          6          9
         Minority interests in earnings (losses)                        54         18         (6)
         Deferred income tax expense (benefit)                        (319)       (99)        --
         Other noncash charges (credits)                                 7        (15)        (2)
         Changes in operating assets and liabilities,
             net of the effect of acquisitions:
               Change in receivables                                   (75)       (58)         4
               Change in prepaids                                      (22)       (56)       (50)
               Change in accruals and payables                         176         85         77
               Change in accrued interest                               45         40         26
                                                                   -------    -------    -------

                Net cash provided by operating activities            1,084        955      1,001
                                                                   -------    -------    -------

Cash flows from investing activities:
    Cash paid for acquisitions                                        (543)      (440)      (541)
    Capital expended for property and equipment                     (2,043)    (1,733)    (1,249)
    Proceeds from disposition of assets                                313        148         41
    Additional investments in and loans to affiliates and others      (804)    (1,064)      (434)
    Repayment of loans to affiliates and others                        677         18         33
    Change in due from Liberty Media Group                              (6)        22          2
    Sale of Liberty Media Group common stock to
      Liberty Media Group                                               38         --         --
    Change in interest in Liberty Media Group                           --         13        148
    Other investing activities                                          10       (111)       (26)
                                                                   -------    -------    -------

                Net cash used in investing activities               (2,358)    (3,147)    (2,026)
                                                                   -------    -------    -------

Cash flows from financing activities:
    Borrowings of debt                                               7,884      7,929      4,648
    Repayments of debt                                              (7,635)    (6,517)    (3,612)
    Prepayment penalties                                               (60)        --         --
    Proceeds from sale of subsidiary stock                             223        445         --
    Payment of dividends on subsidiary preferred
      stock and Trust Securities                                       (95)        (6)        (6)
    Payment of preferred stock dividends                               (35)       (24)        (4)
    Issuances of common stock                                           --        431          1
    Issuance of Trust Securities                                       971
    Costs associated with Distribution to stockholders                  --         (8)        --
    Other financing activities                                          --          8         --
                                                                   -------    -------    -------

                Net cash provided by financing activities            1,253      2,258      1,027
                                                                   -------    -------    -------

                Net increase (decrease) in cash                        (21)        66          2

                  Cash at beginning of year                             77         11          9
                                                                   -------    -------    -------

                  Cash at end of year                              $    56         77         11
                                                                   =======    =======    =======

* Net earnings or loss of Liberty Media Group does not provide or use funds.

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                        December 31, 1996, 1995 and 1994


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of TCI that are attributed to TCI Group, as defined below. All significant intercompany accounts and transactions have been eliminated. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in combination. Common stock of TCI held be subsidiaries is included in combined equity.

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). Issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Distribution") represented one hundred percent of the equity value attributable to Liberty Media Group.

         As of December 31, 1996, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including TCI's Domestic Cable and Communications unit, International Cable and Programming unit ("TINTA") and Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group".

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

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI consolidated financial information.


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

         After the Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated Series A TCI Group Stock as were theretofore issuable thereunder) the number of shares of Series A Liberty Group Stock that would have been issuable in the Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Stock. The issuance of shares of Series A Liberty Group Stock upon such conversion, exchange or exercise of such convertible securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group or a reduction in any Inter-Group Interest, as defined below, that then may exist, in consideration of such issuance. In the case of the exercise of such options to purchase Series A Liberty Group Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group.

         A number of wholly-owned subsidiaries which are part of TCI Group owned shares of TCI Class A common stock and TCI preferred stock ("Subsidiary Shares"). Because the distribution of the Liberty Group Stock was made as a dividend to all holders of TCI's Class A common stock and Class B common stock and, pursuant to the anti-dilution provisions set forth therein, to the holders of securities convertible into TCI Class A common stock and TCI Class B common stock upon the conversion thereof, shares of Liberty Group Stock would otherwise have been issued and become issuable in respect of the Subsidiary Shares held by these subsidiaries and would have been attributed to TCI Group. The Liberty Group Stock issued in connection with the Distribution constituted 100% of the equity value thereof to the holders of TCI Class A common stock and TCI Class B common stock, and TCI Group did not initially have any interest in Liberty Media Group represented by any outstanding shares of Liberty Group Stock (an "Inter-Group Interest"). Therefore, TCI determined to exchange all of the outstanding Subsidiary Shares for shares of a new series of Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock, Series F (the "Series F Preferred Stock"). See note
         10. The rights, privileges and preferences of the Series F Preferred Stock did not entitle its holders to receive Liberty Group Stock in the Distribution or upon conversion of the Series F Preferred Stock.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Prior to the Distribution, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following the Distribution, TCI Group no longer has an Inter-Group Interest in Liberty Media Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the Distribution and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in Liberty Media Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group be consolidated with TCI Group for all periods that an Inter-Group Interest exists. If Liberty Media Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations and consolidated cash flows of TCI and subsidiaries, which financial statements are included separately herein. Management of TCI has elected to present the accompanying combined financial statements in a manner that does not comply with generally accepted accounting principles for the periods in which TCI Group had an Inter-Group Interest in Liberty Media Group.

         Effective January 13, 1997, the Company issued a stock dividend to holders of Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend").

(2)      Telephony Group Stock Proposal

         On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of TCI's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 24, 1997, no shares of Telephony Group Stock have been issued.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The Telephony Group Common Stock, if issued, will be intended to reflect the separate performance of Telephony Group, which initially consist of TCI's principal investments in the domestic wireless and wireline telephony businesses (the "Telephony Business"). These investments consist primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services using the radio spectrum for broadband personal communications services ("PCS") to residential and business customers nationwide using the "Sprint" brand (the "PCS Ventures"), and TCI's investment in Teleport Communications Group Inc., a Delaware corporation ("TCG"). The PCS Ventures include Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships"), and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and TCI. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI. TCI has a 30% interest as a partner in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo. TCG is a competitive local exchange carrier that offers a wide range of local telecommunications services in major metropolitan markets nationwide, primarily to businesses, long distance carriers and resellers, and wireless communications companies. TCI has a 31.1% equity interest (which represents a 36.4% voting interest) in the outstanding common stock of TCG. The Telephony Group also includes a 50% partnership interest in Kansas City Fiber Network, L.P. and a 40% partnership interest in NHT Partnership, which are competitive access providers serving the Kansas City and Buffalo metropolitan areas, respectively. Each of the foregoing investments is owned directly or indirectly by TCI Telephony Services, Inc., a Delaware corporation and an indirectly wholly owned subsidiary of TCI ("TTS-Delaware"). All assets and liabilities of TTS-Delaware and its subsidiaries (collectively, "TCI Telephony") will be attributed to Telephony Group.

         Beyond its current investments, TCI Telephony has the right, but not the obligation, to acquire TCI's developmental stage cable telephony business, which provides wireline residential telephony services (i.e., conventional telephony service or "POTS" and related services) via TCI's cable plant to residential and small business customers in certain of the geographic areas served by TCI's cable television systems (the "ResTel Business"). The right to acquire the ResTel Business may be exercised by TCI Telephony in whole or in part (by geographic area) and at any time or from time to time, as applicable, provided that TCI Telephony is at the time of exercise a subsidiary of TCI and TCI is then conducting such business. The method of determining the purchase price for the ResTel Business, and the arrangements between Telephony Group and TCI Group for the use by TCI Telephony of TCI Group's underlying cable plant to conduct the ResTel Business, have not yet been determined by the Board and, when determined, may not be the price or arrangements that either TCI Telephony or TCI Group could have obtained in an arms-length transaction. TCI Telephony is currently in the process of studying the customer acceptance and economic attractiveness of the ResTel Business.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Telephony also has the right to acquire TCI's interests in the business, currently being conducted by TCI's subsidiary, Western Tele-Communications, Inc., of providing long-distance transport of video, voice and data traffic and other telecommunications services primarily to inter-exchange carriers on a wholesale basis using a digital broadband microwave network located throughout a 14-state region in the western United States (the "WTCI Business"). Such right may be exercised at any time, provided that TCI Telephony is then a subsidiary of TCI and TCI is then conducting such business, at a price based on the fair market value of such business (as determined by the Board).

         If TCI Telephony exercises its right to acquire the ResTel Business (in whole or in part) or its right to acquire the WTCI Business, payment of the applicable purchase price may be in funds generated by Telephony Group (whether through external financings, future operations or sales of assets), in funds borrowed from TCI or otherwise through the issuance of debt or preferred equity securities by TCI Telephony to TCI or other potential financing opportunities; provided, however that the Board has determined that, in the case of Telephony Group's acquisition of the ResTel Business, the payment of such purchase price will not be made through an increase in the Inter-Group Interest (as defined below) of TCI Group in Telephony Group. Whether or not TCI Telephony will exercise its right to acquire the ResTel Business (in whole or in part) will depend upon a number of factors, including the penetration rates for the service in the geographic area or areas in which the service has been commercially launched (with the penetration rate being the percentage that the number of subscribers to the service in such geographic area represents of the homes technically capable of subscribing to the service), the cost of providing the service at the penetration rate achieved in that area, and the ability of TCI Telephony to fund the continued development and ongoing operation of the ResTel Business in that area. With regard to the WTCI Business, the factors that may affect whether TCI Telephony will exercise its acquisition right include the costs to acquire and operate the business and TCI Telephony's ability to fund such costs.

         Telephony Group would also include such other assets and liabilities of TCI Group as the Board may in the future determine to attribute to Telephony Group and such other businesses, assets and liabilities as the Company or any of its subsidiaries may in the future acquire for the Telephony Group, as determined by the Board. It is currently the intention of the Company that any businesses, assets and liabilities so attributed to Telephony Group in the future would be businesses, assets and liabilities of, or related to, the interests of TCI and its subsidiaries in the Telephony Business.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Authorized shares of Telephony Group Stock may be issued at the discretion of the Board in one or more public offerings, as consideration for acquisitions or investments, to employees of TCI pursuant to employee benefit plans or otherwise as compensation, as a distribution to holders of TCI Group Stock, or for any other proper corporate purpose. Such authorized shares of Telephony Group Stock may be issued in the form of shares of Series A Telephony Group Stock and/or Series B Telephony Group Stock (subject to there being a sufficient number of authorized and unissued shares of the applicable series of Telephony Group Stock). The proceeds of any future issuance of shares of Telephony Group Stock may be allocated either to TCI Group (in which case the percentage of the common stockholders' equity value of the Company attributable to Telephony Group that is, or is intended to be, reflected in TCI Group Stock will be reduced accordingly) or to Telephony Group (in which case the percentage of the common stockholders equity value of TCI attributable to Telephony Group that is represented by the outstanding shares of Telephony Group Stock will increase accordingly). TCI does not currently intend to distribute shares of Telephony Group Stock to holders of TCI Group Stock.

         Upon authorization of the Telephony Group Stock and until shares of Telephony Group Stock are issued, the investments attributed to Telephony Group will be included in TCI Group. The TCI Group Stock will continue to reflect all of the assets, liabilities and common stockholders' equity value of TCI attributable to Telephony Group, in addition to the separate performance of TCI's domestic cable and telephony distribution and communications businesses (other than the investments attributed to the Telephony Group); international cable, telephony and programming businesses; technology/venture capital business and any other businesses and assets of TCI not attributed to either Liberty Media Group or Telephony Group. The common stockholders' equity value of TCI attributable to Telephony Group that, at any relevant time, is attributed to TCI Group and, accordingly, not represented by outstanding Telephony Group Stock is referred to as the "Inter-Group Interest" of TCI Group in Telephony Group. Prior to the issuance of any shares of Telephony Group Stock, the Inter-Group Interest of TCI Group in Telephony Group will be 100%. As shares of Telephony Group Stock are issued and distributed or sold, TCI Group's Inter-Group Interest in Telephony Group will be reduced accordingly.

(3)      Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

         Investments

         All marketable equity securities held by TCI Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined equity. Realized gains and losses are determined on a specific-identification basis.


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

         Long-Lived Assets

         (a)      Property and Equipment

                  Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1996, 1995 and 1994, interest capitalized was not material.

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

         (b)      Franchise Costs

                  Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCI Group in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.


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

         Pursuant to Statement No. 121, TCI Group periodically reviews the carrying amounts of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. TCI Group considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). TCI Group deems Assets to be impaired if TCI Group is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. TCI Group generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         Interest Rate Derivatives

         Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from TCI Group's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining terms of the derivative financial instruments. TCI Group does not use such instruments for trading purposes.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Included in minority interests in equity of consolidated subsidiaries is $902 million and $49 million in 1996 and 1995, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $47 million per annum and such dividend requirements are reflected as minority interests in the accompanying combined statements of operations.

         Foreign Currency Translation

         All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of combined equity.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, TCI Group continues to account for stock-based compensation pursuant to APB Opinion No. 25. See note 12.

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

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1996 presentation.

(4)      Loss Per Common Share

         The loss attributable to common stockholders per common share for the year ended December 31, 1996 and for the period from the Distribution to December 31, 1995 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B Stock during the period (664.8 million and 656.4 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Earnings or loss per common and common equivalent share are omitted from the combined statements of operations for the period from January 1, 1995 through the Distribution and for the year ended December 31, 1994 as TCI Group Stock was not part of the capital structure of TCI until August 10, 1995, the date of the Distribution.

(5)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $1,035 million, $953 million and $758 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes was $23 million in 1996, $61 million in 1995 and was not material in 1994.

         Significant noncash investing and financing activities are reflected in the following table. See also note 8 for the impact of the spin-off of TCI Satellite Entertainment, Inc.

                                                     Years ended December 31,
                                                    1996       1995       1994
                                                   -------    -------    -------
                                                        amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                  $ 4,943      3,540        694
    Liabilities assumed, net of current assets      (1,811)      (457)       (10)
    Deferred tax liability recorded in
      acquisitions                                  (1,379)    (1,083)       (34)
    Minority interests in equity of acquired
      entities                                        (113)        43        (35)
    Common stock and preferred stock issued in
      acquisitions                                    (457)    (1,605)      (298)
    Preferred stock of subsidiaries issued in
      acquisitions                                    (640)        --         --
    Contribution to combined equity of Liberty
      Media Group from TCI Group for acquisition        --          2        211
    Fees incurred in acquisition                        --         --         13
                                                   -------    -------    -------

      Cash paid for acquisitions                   $   543        440        541
                                                   =======    =======    =======

Exchange of consolidated subsidiaries for
    equity investment                              $   274         --         --
                                                   =======    =======    =======

Issuance of subsidiary stock for equity
    investment                                     $    --         11         --
                                                   =======    =======    =======


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(6)      Investments in Affiliates

         TCI Group has various investments accounted for under the equity method. The following table includes TCI Group's carrying value and percentage ownership of the more significant investments at December 31, 1996.

                                                              December 31, 1996
                                                         --------------------------
                                                          Percentage      Carrying
                                                          Ownership         Value
                                                         -----------      ---------
                                                                     amounts in millions
         PCS Ventures                                    30% - 35.3%      $     830
         TCG                                                31.1%               276
         Telewest Communications plc
           ("Telewest")                                       27%               488
         Various foreign equity investments (other
           than Telewest)                                     var.              422

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                      December 31,
                                   -----------------
Combined Financial Position          1996     1995
                                   -------   -------
                                  amounts in millions
Property and equipment, net        $ 4,262     3,126
Franchise costs, net                 3,392     1,302
Other assets, net                    8,327     5,587
                                   -------   -------

    Total assets                   $15,981    10,015
                                   =======   =======

Debt                               $ 6,849     4,079
Due to TCI Group                        37        44
Other liabilities                    3,866       930
Owners' equity                       5,229     4,962
                                   -------   -------

    Total liabilities and equity   $15,981    10,015
                                   =======   =======

                                   Years ended December 31,
                                -----------------------------
Combined Operations              1996       1995       1994
                                -------    -------    -------
                                     amounts in millions
Revenue                         $ 2,941      1,948        896
Operating expenses               (2,825)    (1,736)      (849)
Depreciation and amortization      (886)      (405)      (170)
                                -------    -------    -------

  Operating loss                   (770)      (193)      (123)

Interest expense                   (527)      (242)       (81)
Other, net                         (194)       (56)       130
                                -------    -------    -------

  Net loss                      $(1,491)      (491)       (74)
                                =======    =======    =======


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents), based on the Donnelley Marketing Service estimate of the December 31, 1995 population of the relevant geographic areas. The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the FCC that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

         From inception through 1996, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $0.9 billion, including approximately $0.2 billion during the year ended December 31, 1996.) The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $1.2 billion of such amount (of which the Company's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

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

         As of April 29, 1996, the News Corporation ("News Corp.) and a limited liability company ("Liberty/TINTA") formed by Liberty Media Group, and TINTA formed a venture ("Fox Sports International") to operate a variety of sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with New Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed certain Latin American and Argentinean sports programming services, various international sports and satellite transponder rights and cash. Liberty/TINTSA also contributed its 50% interest in Premier Sports and All-Star Sports.



                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest was formed on October 3, 1995 upon the merger (the "TeleWest Merger") of TeleWest Communications plc ("TeleWest Communications") with SBC (CableComms) (UK). Prior to the TeleWest Merger, TCI Group had an effective ownership interest of approximately 36% in TeleWest Communications. As a result of the TeleWest Merger, TCI Group recognized a gain of $165 million (before deducting the related tax expense of $58 million), which gain represents the difference between TCI Group's recorded cost for TeleWest Communications and TCI Group's 27% effective proportionate share of Telewest's net assets.

         Telewest contributed $109 million, $70 million and $43 million of TCI Group's share of its affiliates' losses during the years ended December 31, 1996, 1995 and 1994, respectively. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments accounted for $79 million, $62 million and $50 million of TCI Group's share of its affiliates' losses in 1996, 1995 and 1994, respectively.

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

(7)      Acquisitions

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of TCI Group since the date of acquisition, and TCI Group recorded Cable Sub's assets and liabilities at fair value. On a pro forma basis, TCI Group's revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $280 million, $55 million, and $.08, respectively, for the year ended December 31, 1996; and revenue, net loss, and net loss per share of TCI Group Stock would have been increased by $440 million, $115 million, and $.07, respectively, for the year ended December 31, 1995 had Cable Sub been consolidated with TCI Group on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCI Group operated Cable Sub since January 1, 1995.

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

(8)      Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, TCI Group had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"), which TCI Group accounted for under the equity method. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI Group distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included TCI Group's interest in Primestar, TCI Group's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with TCI Group's. In addition, the Satellite Spin-off effected a change in the conversion rate for each of TCI Group's equity and debt securities that are convertible into Series A TCI Group Stock. See notes 9, 10 and 12.

         Summarized financial information of Satellite as of and through the date of the Satellite Spin-off is as follows (amounts in millions):

Financial Position
   Cash, receivables and other assets         $   104
   Investment in PRIMESTAR Partners L.P.           32
   Property and equipment, net                  1,111
                                              -------

                                              $ 1,247
                                              =======

   Accounts payable and accrued liabilities   $    60
   Due to PRIMESTAR Partners L.P.                 458
   Due to TCI                                     324
   Equity                                         405
                                              -------
                                              $ 1,247
                                              =======

Operations

   Revenue                                    $   377
   Operating expenses                            (373)
   Depreciation                                  (166)
                                              -------

      Loss before income tax benefit             (162)

   Income tax benefit                              53

      Net loss                                $  (109)
                                              =======


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(9)      Debt

         Debt is summarized as follows:

                                    Weighted average           December 31,
                                    interest rate at       ------------------
                                    December 31, 1996        1996       1995
                                    -----------------      -------     ------
                                                           amounts in millions
           Notes payable                  8.3%             $ 9,308      7,713
           Bank credit facilities         6.6%               4,811      3,617
           Commercial paper               6.1%                 638      1,469
           Convertible notes (a)          9.5%                  43         45
           Other debt                                          124        116
                                                           -------     ------
                                                           $14,924     12,960
                                                           =======     ======

         (a) These convertible notes, which are stated net of unamortized discount of $178 million and $186 million at December 31, 1996 and 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At December 31, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,083,773 shares of Series A TCI Group Stock and 13,906,404 shares of Series A Liberty Group Stock. See note 1.

         During the year ended December 31, 1996, in order to reduce future interest costs, TCI Group redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "Redemption"). In connection with the Redemption, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         During the year ended December 31, 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs. At December 31, 1996, subsidiaries of TCI Group had approximately $1.4 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         As security for borrowings under one of TCI Group's bank credit facilities, TCI Group has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of TCI Group.

         The fair value of the debt attributable to the TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $14,924 million, was $15,521 million at December 31, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% and receives variable interest rates on notional amounts of $310 million at December 31, 1996 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, TCI Group's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively; and TCI Group's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million), and $36 million, respectively. During the year ended December 31, 1996, TCI Group terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. TCI Group received $16 million upon such terminations. After giving effect to TCI Group's interest rate exchange agreements, approximately 49% of TCI Group's indebtedness bears interest at fixed rates.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (amounts in millions, except percentages):

                        Fixed Rate Agreements                      Variable Rate Agreements
            -----------------------------------------     ------------------------------------------
            Expiration      Interest Rate    Notional     Expiration      Interest Rate     Notional
               Date           To Be Paid      Amount         Date         To Be Received      Amount
            ----------      -------------    --------     ==========      --------------    --------
           October 1997       7.2%-9.3%       $   80     April 1997              7.0%        $  200
           December 1997         8.7%            230     September 1998       4.8%-5.4%         450
                                              ------
                                                         April 1999              7.4%            50
                                              $  310     February 2000        5.8%-6.6%         300
                                              ======
                                                         March 2000           5.8%-6.0%         675
                                                         September 2000          5.1%            75
                                                                                             ------
                                                                                             $1,750
                                                                                             ======


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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at December 31, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. At December 31, 1996, TCI Group would be required to pay an estimated $15 million to terminate the Variable Rate Agreements and an estimated $7 million to terminate the Fixed Rate Agreements.

         Certain subsidiaries attributed to the TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI Group's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                    1997                            $   1,418*
                    1998                                  490
                    1999                                  721
                    2000                                  766
                    2001                                1,077

                    *Includes $638 million of commercial paper.

(10)     Redeemable Preferred Stock

         The conversion rates identified below for the redeemable preferred stocks that are convertible into Series A TCI Group Stock were adjusted, as applicable, on December 4, 1996 as a result of the Satellite Spin-off. See note 7. The conversion rates for the redeemable preferred stocks that are convertible into Series A Liberty Group Stock have been adjusted to give effect to the Liberty Group Stock Dividend. See note 1.

         Convertible Preferred Stock, Series C ("Series C Preferred Stock"). TCI issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI. There were 80,000 shares of Series C Preferred Stock authorized and 70,575 shares outstanding at December 31, 1996.

         Each share of Series C Preferred Stock is convertible, at the option of the holders, into 116.24 shares of Series A TCI Group Stock and 37 shares of Series A Liberty Group Stock, subject to anti-dilution adjustments. The dividend, liquidation and redemption features of the Series C Preferred Stock will be determined by reference to the liquidation value of the Series C Preferred Stock, which as of any date of determination is equal, on a per share basis, to the sum of
         (i) $2,375, plus (ii) all dividends accrued on such share through the dividend payment date on or immediately preceding such date of determination to the extent not paid on or before such date, plus
         (iii), for purposes of determining liquidation and redemption payments, all unpaid dividends accrued on the sum of clauses (i) and
         (ii) above, to such date of determination.


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

         Convertible Preferred Stock, Series D. TCI issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 7). At December 31, 1996, there were 997,222 shares of Series D Preferred Stock outstanding.


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

         Each share of Series D Preferred Stock is convertible into 10 shares of Series A TCI Group Stock and 3.5 shares of Series A Liberty Group Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. In addition to the aforementioned shares of TCI common stock, holders of Series D Preferred Stock are entitled to one share of Satellite common stock for each share of Series D Preferred Stock converted. Such shares of Satellite common stock represent the number of shares of Satellite common stock that they would have received had they converted their Series D Preferred Stock into TCI Group Stock prior to the Satellite Spin-off. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of common stock at a conversion rate equal to 95% of the then current market price of common stock, and upon issuance of common stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes. See note 1.

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Convertible Redeemable Participating Preferred Stock, Series F. TCI Group is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares (278,307 shares). Immediately prior to the record date for the Distribution, TCI Group caused each of its subsidiaries holding Subsidiary Shares to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock. Such shares of Series A TCI Group Stock are reflected as a reduction in combined equity in the accompanying combined financial statements.

         Each holder of Series F Preferred Stock has the right to receive upon conversion 1,496.65 shares of Series A TCI Group Stock. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of Series A TCI Group Stock issuable upon conversion in the event of any non-cash dividend or distribution of the Series A TCI Group Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock.

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

         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in part, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of Series A TCI Group Stock equal to the aggregate redemption price (or designated portion thereof) of such shares divided by the average of the last sales prices of the Series A TCI Group Stock for a period specified, and subject to the adjustments described, in the certificate of designation establishing the Series F Preferred Stock.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). In January, 1996, TCI issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition. At December 31, 1996, there were 6,695,427 shares of each of Series G Preferred Stock and Series H Preferred Stock outstanding.

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

         Each share of Series G Preferred Stock is convertible at the option of the holder at any time prior to the close of business on the last business day prior to redemption into 1.19 shares of Series A TCI Group Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into .2625 shares of Series A Liberty Group Stock. However, the shares of Series A Liberty Group Stock issuable upon conversion of the Series H Preferred Stock shall be adjusted to provide for the Liberty Group Stock Dividend. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(11)     Company-Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trusts Holding Solely Subordinated Debt Securities of
           TCIC

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

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying combined statements of operations.

(12)     Combined Equity

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Employee Benefit Plans

         TCI has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in TCI and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. TCI, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of TCI's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $35 million, $28 million and $21 million for 1996, 1995 and 1994, respectively.

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

         The Class B Preferred Stock will vote in any general election of directors, will have one vote per share for such purpose and will vote as a single class with the TCI common stock and any other class or series of TCI preferred stock entitled to vote in any general election of directors. The Class B Preferred Stock will have no other voting rights except as required by the DGCL.

         Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the Board. The Company is authorized to issue 50,000,000 shares of Series Preferred Stock.


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

         Redeemable Convertible Preferred Stock, Series E. per share. TCI is authorized to issue 400,000 shares of Redeemable Convertible Preferred Stock, Series E, par value $.01. Subsidiaries of TCI held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Distribution.

         Stock Options and Stock Appreciation Rights

         Certain key employees of TCI Group hold options with tandem stock appreciation rights to acquire Series A TCI Group Stock and Series A Liberty Group Stock as well as restricted stock awards of Series A TCI Group Stock and Series A Liberty Group Stock. Estimates of the compensation relating to the options and/or stock appreciation rights as well as restricted stock awards granted to such employees are allocated to TCI Group and have been recorded in the accompanying combined financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock (see note
         1) and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested. Had TCI Group accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements.

(13)     Transaction with Officers and Directors

         Effective January 31, 1996, a director of TCI purchased one-third of TCI Group's interest in two limited partnerships and obtained two ten-year options to purchase TCI Group's remaining partnership interests. The purchase price for the one-third partnership interest was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of TCI Group) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year option was $100 for each option. All options are exercisable for cash in the aggregate amount of $3,000,000.

         On July 1, 1996, pursuant to a Restricted Stock Award Agreement, an executive officer of TCI was transferred all of TCI's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by TCI. Such preferred stock has a liquidation value of $1,999,500 and is subject to forfeiture by such officer in the event of certain circumstances from the date of grant through December 13, 2005.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Effective December 1, 1996, an executive officer of the Company and an executive officer of TCIC were each granted options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc., a consolidated subsidiary of the Company, ("Telephony Services"). The aggregate exercise price for each such option is equal to 1.0% of (i) the Company's cumulative investment in Telephony Services as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less
         (ii) the sum of (x) $500 million and (y) the amount of the tax benefits generated by Telephony Services (up to $500 million) as and when used by TCI. Each such executive officer was also granted a similar option representing 1.0% of the Company's common equity in TCI Wireline, Inc., another consolidated subsidiary of the Company, ("Wireline"). The aggregate exercise price for each such Wireline option is equal to 1.0% of the Company's cumulative investment in Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. Any exercise by one of such executive officers of all or part of one of such options (as to either the Telephony Services option or the Wireline option) would need to be accompanied by the exercise by such executive officer of a pro rata portion of the other such option. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.

         Effective December 1, 1996, two executive officers of the Company and an executive officer of TCIC were each granted options representing 1.0% of the Company's common equity in TCI.NET, Inc., a consolidated subsidiary of the Company. The aggregate exercise price for each such TCI.NET, Inc. option is equal to 1.0% of the Company's cumulative investment in TCI.NET, Inc. as of December 31, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise price. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         On the date of the Satellite Spin-off, the Company granted options to two of its executive officers to purchase 1.0% and an option to an employee of TCIC to acquire 0.5% of Satellite's issued and outstanding common stock. The exercise price for each such option is equal to 1.0% or 0.5%, as applicable, of the Company's net investment in Satellite on the date of the Satellite Spin-off. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Estimated compensation relating to the aforementioned restricted stock award and options has been recorded through December 31, 1996 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Had TCI Group accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(14)     Sale of Subsidiary Stock

         On July 18, 1995, TINTA completed an initial public offering (the "IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 Shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A., an Argentine sports programming company (the "TYC Acquisition"). As a result of the IPO and the TYC Acquisition, TCI Group recognized a nonrecurring gain amounting to $123 million.

         In June 1995, Flextech issued share capital for cash and preferred shares of Thomson Directories Limited. In connection with such issuance, TCI Group recorded a $51 million increase to stockholders' equity and a $93 million increase to minority interest in equity of consolidated subsidiaries. No gain was recognized in TCI Group's combined statement of operations due primarily to the existence of TCI Group's contingent obligations to repurchase certain of the Flextech share capital.

(15)     Income Taxes

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Income tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 consists of:

                                      Current    Deferred    Total
                                      -------    --------   -------
                                            amounts in millions
Year ended December 31, 1996:
         Federal                      $    (2)       273        271
         State and local                  (11)        46         35
                                      -------    -------    -------
                                      $   (13)       319        306
                                      =======    =======    =======

Year ended December 31, 1995:
         Federal                      $   (26)        85         59
         State and local                   (8)        14          6
                                      -------    -------    -------
                                      $   (34)        99         65
                                      =======    =======    =======

Year ended December 31, 1994:
         Federal                      $   (49)        (4)       (53)
         State and local                  (11)         4         (7)
                                      -------    -------    -------
                                      $   (60)        --        (60)
                                      =======    =======    =======

         Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                   Years ended December 31,
                                                -----------------------------
                                                 1996       1995       1994
                                                -------    -------    -------
                                                     amounts in millions
Computed "expected" tax benefit
    (expense)                                   $   379         63        (13)
Amortization not deductible for tax
    purposes                                        (18)       (19)       (12)
Minority interest in earnings of consolidated
    subsidiaries                                      2         (3)        (3)
Gain on sale of subsidiary stock                     --         43         --
Gain recognized for tax purposes on exchange
    of assets                                        --        (12)        --
Gain recognized for tax purposes on sale of
    investments                                     (61)        --         --
State and local income taxes, net of federal
    income tax benefit                               12         (6)        (9)
Recognition of losses of consolidated
    partnership                                      --         --        (10)
Valuation allowance on foreign corporation           --         --        (10)
Other                                                (8)        (1)        (3)
                                                -------    -------    -------
                                                $   306         65        (60)
                                                =======    =======    =======


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                      December 31,
                                                                  ------------------
                                                                   1996        1995
                                                                  -------    -------
                                                                  amounts in millions
Deferred tax assets:
    Net operating loss carryforwards                              $   670        547
      Less-valuation allowance                                       (121)      (121)
    Investment tax credit carryforwards                               118        118
      Less-valuation allowance                                        (41)       (41)
    Alternative minimum tax credit carryforwards                       95         95
    Investments in affiliates, due principally to losses of
      affiliates recognized for financial statement purposes in
      excess of losses recognized for income tax purposes             232        176
    Future deductible amounts principally due to
      non-deductible accruals                                          72         86
    Other                                                               3         --
                                                                  -------    -------
          Net deferred tax assets                                   1,028        860
                                                                  -------    -------

Deferred tax liabilities:
    Property and equipment, principally due to
      differences in depreciation                                   1,199      1,099
    Franchise costs, principally due to differences in
      amortization                                                  4,676      3,566
    Investment in affiliates, due principally to
      undistributed earnings of affiliates                            329        263
    Intangible assets, principally due to differences
      in amortization                                                  36         42
    Leases capitalized for tax purposes                                72         53
    Other                                                             146        219
                                                                  -------    -------
          Total gross deferred tax liabilities                      6,458      5,242
                                                                  -------    -------

          Net deferred tax liability                              $ 5,430      4,382
                                                                  =======    =======

         The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $162 million.

         The tax attributes disclosed above are those determined pursuant to the Tax Sharing Agreement.

         At December 31, 1996, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,493 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $117 million in 2004, $344 million in 2005, $279 million in 2006, $138 million in 2009, $155 million in 2010 and $326 million in 2011. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $236 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Tax Sharing Agreement, TCI Group has received benefit for approximately $54 million of the net operating loss carryforward disclosed above. TCI Group is responsible to TCI to the extent such amounts are utilized by TCI Group in future periods.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         At December 31, 1996, TCI Group had remaining available investment tax credits of approximately $63 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCI Group had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1992 through 1995 (the "IRS Examinations"). Certain income tax issues related to the years 1981-1991 have been resolved in TCI's favor. The IRS has until April 1997 to appeal such decisions (the "IRS Appeals"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations or the IRS Appeals, ultimately determined to be payable, should not have a material adverse effect on the combined financial position of TCI Group.

(16)     Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the years ended December 31, 1996 and 1995, Liberty Media Group was allocated $3 million and $3 million, respectively, in corporate general and administrative costs by TCI Group.

         TCI Group has a 50.1% partnership interest in QE+Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group hold the remaining 49.9% partnership interest. TCI Group consolidates its interest in QE+.

         The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $203 million of which was paid through December 31, 1996. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

         Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, effective July 1, 1995, Liberty Media Group started earning a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $4 million for the year ended December 31, 1996 and $1 million for the six months ended December 31, 1995. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the years ended December 31, 1996, 1995 and 1994, aggregated $12 million, $15 million and $8 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are subscribers of TCI Group's cable systems. Aggregate commissions and charges to TCI Group were $7 million, $6 million and $7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         TCI Group manages certain treasury activities for Liberty Media Group on a centralized basis. Previously, cash receipts of certain businesses attributed to Liberty Media Group were remitted to TCI Group and certain cash disbursements of Liberty Media Group were funded by TCI Group on a daily basis. Prior to the Distribution, the net amounts of such cash activities are included in investment in Liberty Media Group in the accompanying combined financial statements. Subsequent to the Distribution, such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group.

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

(17)     Commitments and Contingencies

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


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1996, these agreements require minimum payments aggregating $377 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $278 million at December 31, 1996. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At December 31, 1996, such commitments aggregated $226 million.

         TCI Group leases business offices, has entered into converter lease agreements, pole rental agreements and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $163 million, $114 million and $75 million in 1996, 1995 and 1994, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                  1997           $      155
                  1998                  145
                  1999                  137
                  2000                  114
                  2001                  106
                  Thereafter            331

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

         Certain key employees of TCI Group hold restricted stock awards, options and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised. Had TCI Group accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Group has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible TCI Group may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

                                   PART III.


       The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.      Directors and Executive Officers of the Registrant.

       Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors Proposal" and "Concerning Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 11.      Executive Compensation.

       Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

       Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions.

       Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement and is incorporated herein by reference.




                                    III-1

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                                      Page No.
                                                                         --------
Tele-Communications, Inc.:

         Independent Auditors' Report                                       II-50

         Consolidated Balance Sheets,
            December 31, 1996 and 1995                                 II-51 to II-52

         Consolidated Statements of Operations,
            Years ended December 31, 1996, 1995 and 1994               II-53 to II-54

         Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1996, 1995 and 1994               II-55 to II-57

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1996, 1995 and 1994                      II-58

         Notes to Consolidated Financial Statements,
            December 31, 1996, 1995 and 1994                           II-59 to II-101

"Liberty Media Group":

         Independent Auditors' Report                                       II-102

         Combined Balance Sheets,
            December 31, 1996 and 1995                                 II-103 to II-104

         Combined Statements of Operations,
            Years ended December 31, 1996, 1995 and 1994                      II-105

         Combined Statements of Equity,
            Years ended December 31, 1996, 1995 and 1994                      II-106

         Combined Statements of Cash Flows,
            Years ended December 31, 1996, 1995 and 1994                      II-107

         Notes to Combined Financial Statements,
            December 31, 1996, 1995 and 1994                           II-108 to II-128

"TCI Group":

         Independent Auditors' Report                                       II-129

         Combined Balance Sheets,
            December 31, 1996 and 1995                                 II-130 to II-131

         Combined Statements of Operations,
            Years ended December 31, 1996, 1995 and 1994                      II-132

         Combined Statements of Equity,
            Years ended December 31, 1996, 1995 and 1994               II-133 to II-135

         Combined Statements of Cash Flows,
            Years ended December 31, 1996, 1995 and 1994                      II-136

         Notes to Combined Financial Statements,
            December 31, 1996, 1995 and 1994                           II-137 to II-174

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:

(i)      Financial Statement Schedules required to be filed:             Page No.
                                                                         --------
         Independent Auditors' Report                                       IV-15

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant, December 31, 1996
               and 1995; Condensed Information as to the Operations
               and Cash Flows of the Registrant, Years ended
               December 31, 1996, 1995 and 1994                        IV-16 to IV-18

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1996, 1995 and 1994                    IV-19

(ii)     Separate financial statements  for Telewest
            Communications plc:

         Consolidated Financial Statements
         ---------------------------------

            Independent Auditors' Report                                      IV-20

            Consolidated Statements of Operations                             IV-21

            Consolidated Balance Sheets                                       IV-22

            Consolidated Statements of Cash Flows                             IV-23

            Consolidated Statement of Shareholders' Equity                    IV-24

            Notes to Consolidated Financial Statements                 IV-25 to IV-38

(iii)    Separate financial statements for Sprint Spectrum
            Holding Company, L.P. and Subsidiaries

         Consolidated Financial Statements
         ---------------------------------

            Independent Auditors' Report                                      IV-39

            Report of Independent Accountants                                 IV-40

            Consolidated Balance Sheets                                       IV-41

            Consolidated Statements of Operations                             IV-42

            Consolidated Statements of Changes in
                Partners' Capital                                             IV-43

            Consolidated Statements of Cash Flows                             IV-44

            Notes to Consolidated Financial Statements                 IV-45 to IV-58

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1    The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996 and January 25, 1996.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.2     Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.8     Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.9     Consulting Agreement, dated as of January 1, 1996, between
                 Tele-Communications, Inc. and Donne F. Fisher.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.10    Consulting Agreement, dated as March 11, 1995, between
                 Tele-Communications, Inc. and J.C. Sparkman.*

    10.11    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.* Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.12    Amended and Restated Employment Agreement, dated as of July 18,
                 1995, among Tele-Communications, Inc., Tele-Communications International, Inc. and Fred A. Vierra.*
                    Incorporated herein by reference to Tele-Communications
                       International, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-80491).

    10.13    Employment Agreement, dated as of January 1, 1993, between
                 Tele-Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.14    Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.15    Form of 1992 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

                                                                     (continued)

    10.16    Form of 1993 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.17    Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement, dated as of November 12, 1993, by and between
                 Tele-Communications, Inc. and Jerome   H. Kern.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.18    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

    10.20    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.21    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

    10.23    Form of letter dated September 17, 1991 from Liberty Media
                 Corporation to grantee relating to grant of stock appreciation rights.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.24    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                    Incorporated by reference to Tele-Communications, Inc.'s
                       Post Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.25    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele- Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non- Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.26    Forms of Assumption and Amended and Restated Stock Option
                 Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.*
                    Incorporated herein by reference to Tele-Communications,
                       Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33- 43009).

    10.27    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.28    Form of 1994 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

                                                                     (continued)

    10.29    Qualified Employee Stock Purchase Plan of Tele-Communications,
                 Inc., as amended.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).

    10.30    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.31    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.32    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.33    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.34    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

    10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele- Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.38    The Tele-Communications International, Inc. 1995 Stock Incentive
                 Plan. Incorporated herein by reference to Tele-Communications International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

    10.39    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International 1995 Stock Incentive Plan.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.40    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).


    10.42    Restricted Stock Award Agreement, made as of July 1, 1996, among
                 Tele-Communications, Inc., Brendan Clouston and WestMarc Communictions, Inc. *

    10.43    Option Agreement, dated as of December 4, 1996, by and between TCI
                 Satellite Entertainment, Inc. and Brendan R. Clouston.*
                    Incorporated herein by reference to the TCI Satellite
                       Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).
                                                                     (continued)

    10.44    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Telephony Services, Inc., Grantee and Tele-Communications, Inc.*

    10.45    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*

    10.46    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Internet Services, Inc., Grantee and Tele-Communications, Inc. *

    10.47    Letter Agreement, dated December 26, 1996, by Tele-Communications,
                 Inc. to purchase WestMarc Series C Cumulative Compounding Redeemable Preferred Stock from Larry E. Romrell.

    10.48    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).

    10.49    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60843).

    10.50    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC
                 Midwest, Inc. d/b/a TCI of Central Indiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).

    10.51    The Settlement Plan and Rabbi Trust Agreement Entered into
                 Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64829).

    10.52    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI
                    of Northern New Jersey, Inc.* Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

                                                                     (continued)

    10.53    Amended and Restated Agreement of Limited Partnership of MajorCo,
                 L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by
                    Tele-Communications, Inc. and Sprint Corporation. Incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 9, 1996
                       (Commission File No. 0-20421).

    10.54    Amended and Restated Stock Purchase Agreement, dated as of April
                 25, 1995, by and among Eduardo Eurnekian, stockholders of shares of the Common Stock of Cablevision S.A., Televisora Belgrano S.A., Construred S.A., Univent's S.A., and TCI International Holdings, Inc.
             Amended and Restated Stockholders Agreement, dated April 25, 1995, between Eduardo Eurnekian and TCI International Holdings, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated May 4, 1995, as amended by
                       Form 8-K/A (Commission File No. 0-20421).

    10.55    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc.,
                 Tele-Communications, Inc. and TCI Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom
                 International, Inc., Tele-Communications, Inc. and TCI
                 Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between
                 Viacom International, Inc. and Viacom International Services, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).

    10.56    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.57    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.58    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

    10.59    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.60    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.61    Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.62    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher
                 Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.63    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.64    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.65 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.66    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).
                                                                     (continued)

    10.67    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.68    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.69    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.70    Employment Agreement, effective as of October 1, 1995, by and between Tele-Communications, Inc. and Tony Coelho.*

    10.71    Agreement Regarding Shares, as of April 3, 1996, among ETC w/tci,
                 Inc., Tele-Communications, Inc., TCI ETC Holdings, Inc. and Tony Coelho.(1)

    10.72    1996 Incentive Plan of ETC w/tci, Inc.*

    10.73    Coelho Option Agreement, as of April 3, 1996, betwen ETC w/tci,
                 Inc. and Tony Chelho.*

21- Subsidiaries of Tele-Communications, Inc.

23.1   Consent of KPMG Peat Marwick LLP.

23.2   Consent of KPMG Peat Marwick LLP.

23.3   Consent of KPMG Peat Marwick LLP.

23.4   Consent of KPMG Audit Plc.

23.5   Consent of Deloitte & Touche LLP.

23.6   Consent of Price Waterhouse LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.

(1) Certain exhibits have been omitted. A copy of any exhibit or schedule will be furnished supplementally to the Commission upon request.

(b)      Report on Form 8-K filed during the quarter ended December 31, 1996:

                                    Item
         Date of Report           Reported         Financial Statements Filed
         -----------------        --------         --------------------------
         December 17, 1996          Item 5         None

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 24, 1997, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the December 31, 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                       KPMG Peat Marwick LLP



Denver, Colorado
March 24, 1997

                                                                     Schedule I
                                                                    Page 1 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1996 and 1995


Assets                                                       1996       1995
                                                            -------    -------
                                                            amounts in millions
Investments in and advances to consolidated
   subsidiaries - eliminated upon consolidation             $ 6,305      6,364

Other assets, at cost, net of amortization                       16          4
                                                            -------    -------

                                                            $ 6,321      6,368
                                                            =======    =======

Liabilities and Stockholders' Equity

Accrued liabilities                                         $   149        109

Redeemable preferred stocks                                     658        478

Stockholders' equity:
   Series Preferred Stock, $.01 par value                      --         --
   Class B 6% Cumulative Redeemable Exchangeable Junior
     Preferred Stock, $.01 par value                           --         --
   Tele-Communications, Inc. Series A TCI Group common
     stock, $1 par value                                        696        672
   Tele-Communications, Inc. Series B TCI Group common
     stock, $1 par value                                         85         85
   Tele-Communications, Inc. Series A Liberty Media Group
     common stock, $1 par value                                 228        225
   Tele-Communications, Inc. Series B Liberty Media Group
     common stock, $1 par value                                  21         21
   Additional paid-in capital                                 4,933      5,217
   Cumulative foreign currency translation adjustment,
      net of taxes                                               26         (9)
   Unrealized holding gains for available-for-sale
     securities, net of taxes                                    15        338
   Accumulated deficit                                         (176)      (454)
   Treasury stock, at cost                                     (314)      (314)
                                                            -------    -------

                                                            $ 6,321      6,368
                                                            =======    =======

                                                                     Schedule I
                                                                    Page 2 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1996, 1995 and 1994


                                                               1996     1995     1994
                                                              -----    -----    -----
                                                                amounts in millions
Operating income (expenses):
   Selling, general and administrative                        $ (82)     (21)     (10)
   Compensation  (adjustment to compensation) relating
     to stock appreciation rights                                13      (21)       1
   Gain on sale of subsidiary stock                            --        123     --
                                                              -----    -----    -----

         Earnings (loss) before share
            of earnings (loss) of consolidated subsidiaries     (69)      81       (9)


Share of earnings (loss) of consolidated subsidiaries           347     (252)      71
                                                              -----    -----    -----

         Net earnings (loss)                                    278     (171)      62

Preferred stock dividend requirements                           (35)     (34)      (8)
                                                              -----    -----    -----

         Net earnings (loss) attributable
            to common stockholders                            $ 243     (205)      54
                                                              =====    =====    =====

                                                                     Schedule I
                                                                    Page 3 of 3


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1996, 1995 and 1994


                                                        1996     1995     1994
                                                        -----    -----    -----
                                                          amounts in millions
Cash flows from operating activities:
   Earnings (loss) before share of earnings (loss) of
      consolidated subsidiaries                         $ (69)      81       (9)
   Adjustments to reconcile earnings (loss) to net
      cash provided (used) by operating activities:
         Compensation (adjustment to compensation)
            relating to stock appreciation rights         (13)      21       (1)
         Payments of stock appreciation rights             (3)    --       --
         Gain on sale of subsidiary stock                --       (123)    --
         Change in accrued liabilities                     56       53       24
                                                        -----    -----    -----

          Net cash provided (used) by operating
              activities                                  (29)      32       14
                                                        -----    -----    -----

Cash flows from investing activities:
   Reduction in or additional
      investments in and advances to
      consolidated subsidiaries, net                       75     (430)      (8)
   Other investing activities                             (11)      (9)      (3)
                                                        -----    -----    -----

          Net cash provided (used) by investing
              activities                                   64     (439)     (11)
                                                        -----    -----    -----

Cash flows from financing activities:
   Preferred stock dividends                              (35)     (24)      (4)
   Issuances of common stock                             --        431        1
                                                        -----    -----    -----

          Net cash provided (used) by financing
              activities                                  (35)     407       (3)
                                                        -----    -----    -----

                  Change in cash                         --       --       --

                  Cash at beginning of year              --       --       --
                                                        -----    -----    -----

                  Cash at end of year                   $--       --       --
                                                        =====    =====    =====



See also note 3 to the consolidated financial statements.

                                                                    Schedule II


                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994


                                                              Additions         Deductions
                                                              ---------         ----------
                                             Balance at       Charged to        Write-offs        Balance
                                             beginning          profit            net of           at end
 Description                                  of year          and loss         recoveries        of year
 -----------                                  -------          --------         ----------        -------
                                                                  amounts in millions
 Year ended
    December 31, 1996:
       Allowance for doubtful
          receivables - trade                  $  34              121               (119)            36
                                               =====            =====             ======          =====

 Year ended
    December 31, 1995:
       Allowance for doubtful
          receivables - trade                  $  23               86                (75)            34
                                               =====            =====             ======          =====

 Year ended
    December 31, 1994:
       Allowance for doubtful
          receivables - trade                  $  19               58                (54)            23
                                               =====            =====             ======          =====

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TELEWEST COMMUNICATIONS PLC

We have audited the accompanying consolidated balance sheet of Telewest Communications plc and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements on pages 69 to 86 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31,1996 in conformity with generally accepted accounting principles in the United States of America.






KPMG AUDIT PLC
Chartered Accountants
Registered Auditors
London, England

March 11, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year ended December 31
                                                                       1996        1996          1995          1994
                                                                       $ '000    (pound) '000    (pound) '000  (pound) '000
                                                                      (note 2)
---------------------------------------------------------------------------------------------------------------------------
REVENUE
Cable television                                                      207,572      121,224        64,740        35,875
Telephony - residential                                               214,060      125,013        57,597        23,471
Telephony - business                                                   59,181       34,562        17,449         8,812
Other ((pound)1,600,(pound)1,451 and(pound)1,481 in 1996, 1995 and
  1994, respectively, from related parties)                            16,210        9,467         4,998         3,869
-----------------------------------------------------------------------------------------------------------------------
                                                                      497,023      290,266       144,784        72,027
-----------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Programming                                                          (119,700)     (69,906)      (32,194)      (15,500)
Telephony                                                             (90,019)     (52,572)      (29,526)      (14,714)
Selling, general and administrative (including
  (pound)2,560, (pound)3,257 and (pound)2,128 in 1996, 1995 and
  1994, respectively, to related parties)                            (286,507)    (167,323)     (105,388)      (60,414)
Depreciation                                                         (222,113)    (129,716)      (60,019)      (30,320)
Amortization of goodwill                                              (44,775)     (26,149)       (7,854)       (1,827)
-----------------------------------------------------------------------------------------------------------------------
                                                                     (763,114)    (445,666)     (234,981)     (122,775)
-----------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                       (266,091)    (155,400)      (90,197)      (50,748)

OTHER INCOME/(EXPENSE)
Interest income (including (pound)1,723, (pound)1,583 and (pound)465 in 1996, 1995 and 1994, respectively,
  from related parties)                                                28,512       16,651        15,645         2,291
Interest expense ((pound)1,083 in 1994 to related parties)           (180,086)    (105,172)      (26,649)      (10,069)
Loss on disposal of interest rate swaps                                     -            -        (8,609)            -
Unrealized gain on interest rate swaps                                      -            -             -         1,636
Foreign exchange losses, net                                           (4,860)      (2,838)      (14,575)          (21)
Share of net losses of affiliates                                     (27,351)     (15,973)      (12,777)       (8,466)
Gain/(loss) on disposal of assets                                         978          571          (419)           26
Minority interests in (profits)/losses of consolidated
  subsidiaries, net                                                      (308)        (180)          (16)           39
Other, net                                                                  -            -            82           (25)
-----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                             (449,206)    (262,341)     (137,515)      (65,337)
Income tax expense (note 14)                                              (86)         (50)          (16)            -
-----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN                                       (449,292)    (262,391)     (137,531)      (65,337)
Extraordinary gain (note 15)                                                -            -             -         7,287
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                             (449,292)    (262,391)     (137,531)      (58,050)
=======================================================================================================================


                                                                                  Year ended December 31
                                                                                                                Pro forma
                                                                         1996         1996          1995          1994
                                                                           $*        (pound)*      (pound)*      (pound)*
--------------------------------------------------------------------------------------------------------------------------
LOSS PER ORDINARY SHARE
Weighted average number of ordinary shares
  outstanding                                                        925,425,473  925,425,473   861,424,848   630,756,392
Loss per ordinary share before extraordinary gain                          (0.49)       (0.28)        (0.16)        (0.10)
Extraordinary gain                                                          -            -             -             0.01
-------------------------------------------------------------------------------------------------------------------------
LOSS PER ORDINARY SHARE                                                    (0.49)       (0.28)        (0.16)        (0.09)
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

* Except number of shares

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                      1996       1996          1995
                                                                                     $ '000    (pound) '000   (pound) '000
                                                                                   (note 2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                          135,470        79,116       464,818
Trade receivables (net of allowance for doubtful accounts
  of (pound)5,405 and(pound)4,695)                                                  50,179        29,305        23,123
Other receivables (note 7)                                                          55,468        32,394        25,657
Prepaid expenses                                                                     8,849         5,168         6,133
Investments in affiliates, accounted for under the equity method,
  and related receivables (note 8)                                                 118,868        69,420        80,703
Other investments, at cost                                                          43,948        25,666        20,666
Property and equipment (less accumulated depreciation
  of (pound)308,240 and(pound)182,142) (note 9)                                  2,478,030     1,447,194     1,063,808
Goodwill (less accumulated amortization of(pound)37,907 and(pound)11,758)          841,236       491,290       495,881
Other assets (less accumulated amortization of (pound)4,162 and (pound)742)
  (note 11)                                                                        106,825        62,387       108,931
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     3,838,873     2,241,940     2,289,720
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                    80,230        46,855        40,402
Other liabilities (note 12)                                                        325,679       190,200       103,824
Debt (note 13)                                                                   1,505,713       879,351       792,265
Capital lease obligations                                                           93,132        54,390        30,314
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                2,004,754     1,170,796       966,805
----------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                     594           347           167
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (note 16)
Convertible preference shares, 10p par value; 661,000,000
  shares authorized and 496,066,708 shares issued and outstanding                   84,942        49,607        49,607
Ordinary shares, 10p par value; 2,010,000,000 shares authorized;
  927,567,600 and 919,963,400 issued and outstanding in 1996
  and 1995, respectively                                                           158,828        92,757        91,996
Additional paid-in capital                                                       2,282,302     1,332,887     1,322,971
Accumulated deficit                                                               (688,530)     (402,108)     (139,717)
----------------------------------------------------------------------------------------------------------------------

                                                                                 1,837,542     1,073,143     1,324,857

Ordinary shares held in trust for The Telewest Restricted Share
  Scheme (note 17)                                                                  (4,017)       (2,346)       (2,109)
----------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       1,833,525     1,070,797     1,322,748
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 18)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       3,838,873     2,241,940     2,289,720
======================================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31
                                                                     1996          1996          1995          1994
                                                                    $ '000      (pound) '000   (pound) '000   (pound) '000
                                                                   (note 2)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary gain                                       (449,292)    (262,391)     (137,531)      (65,337)
Adjustments to reconcile loss before extraordinary gain
  to net cash provided by/(used in) operating activities:
  Depreciation                                                        222,113      129,716        60,019        30,320
  Amortization of goodwill                                             44,775       26,149         7,854         1,827
  Amortization of deferred financing costs and issue
    discount on senior discount debentures                            126,888       74,104        16,605             -
  Accrued interest on senior debentures                                     -            -         5,451             -
  Unrealized loss on foreign currency translation                       4,860        2,838        14,575             -
  Loss on disposal of interest rate swaps                                   -            -         8,609             -
  Unrealized gain on interest rate swaps                                    -            -             -        (1,636)
  Share of losses of affiliates                                        27,351       15,973        12,777         8,466
  (Gain)/loss on disposals of assets                                     (978)        (571)          419           (26)
  Minority interests in profit/(loss)                                     308          180            16           (39)
Changes in operating assets and liabilities, net of
  effect of acquisition of subsidiaries:
  Change in receivables                                               (27,239)     (15,908)       (5,282)       (8,102)
  Change in prepaid expenses                                            1,632          953        (3,367)        1,004
  Change in accounts payable                                           (7,834)      (4,575)       (5,603)       15,293
  Change in other liabilities                                          88,471       51,668        19,206         9,067
Other                                                                       -            -          (356)            -
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                    31,055       18,136        (6,608)       (9,163)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                                 (795,136)    (464,367)     (254,453)     (202,683)
Cash paid for acquisition of subsidiaries                             (24,258)     (14,167)       (3,232)         (236)
Additional investments in and loans to affiliates                      (4,671)      (2,728)       (9,143)      (23,761)
Additions to other investments                                         (8,562)      (5,000)            -             -
Proceeds from disposals of assets                                       5,238        3,059           688           294
Other investing activities                                                  -            -           335        (5,505)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (827,389)    (483,203)     (265,805)     (231,891)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for credit facility arrangement costs                       (31,506)     (18,400)            -             -
Proceeds from debenture issue                                               -            -       754,812             -
Cash paid for foreign currency option                                       -            -       (88,070)            -
Repayment of borrowings                                                (1,604)        (937)     (157,930)     (219,700)
Cash paid for debenture issue costs                                    (1,420)        (829)      (20,574)            -
Cash paid for share issue costs                                             -            -        (6,141)      (28,543)
Proceeds from share issues                                                  -            -             -       511,800
Proceeds from borrowings                                              171,915      100,400             -       174,200
Capital element of finance lease repayments                            (2,108)      (1,231)       (1,291)         (210)
Net contributions from Joint Venturers and minorities                       -            -             -        44,995
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             135,277       79,003       480,806       482,542
----------------------------------------------------------------------------------------------------------------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                 (661,057)    (386,064)      208,393       241,488
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                        620          362         8,423             -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        795,907      464,818       248,002         6,514
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              135,470       79,116       464,818       248,002
======================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                           Net assets of
                                                                                                        the Joint Venture
                                                                                                           (pound) '000
                                                                                                           (See note 1)
----------------------------------------------------------------------------------------------------------------------
JOINT VENTURE:
PERIOD FROM JANUARY 1 TO NOVEMBER 22, 1994
Balance at January 1, 1994                                                                                     311,695
Capital contribution                                                                                           121,873
Repayment of the Joint Venturers' capital accounts                                                             (75,700)
Net loss                                                                                                       (55,864)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 22, 1994                                                                                   302,004
======================================================================================================================

On November 22, 1994 the net assets of Joint Venture were contributed to the Company, as described in Note 1 to the consolidated financial statements. The contribution appears as an increase in additional paid-in capital in the following table.

                                        Convertible                              Additional
                                         preference     Ordinary     Shares held   paid-in    Accumulated
                                           shares        shares       in trust     capital      deficit        Total
                                        (pound) '000   (pound) '000    (pound) '000 (pound) '000  (pound) '000   (pound) '000
---------------------------------------------------------------------------------------------------------------------------

COMPANY:
Shares issued during the year              15,300        84,824             -      384,272             -       484,396
Ordinary shares held in trust
  for the Telewest Restricted
  Share Scheme                                  -             -        (7,280)           -             -        (7,280)
Contribution of the Joint
  Venture to the Company
  on November 22, 1994                          -             -             -      302,004             -       302,004
Net loss                                        -             -             -            -        (2,186)       (2,186)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1994                          15,300        84,824        (7,280)     686,276        (2,186)      776,934
Conversion of ordinary
  shares into convertible
  preference shares                        11,227       (11,227)            -            -             -             -
Shares issued in connection
  with the acquisition
  of TCMN (see note 5)                     23,080        18,399             -      636,695             -       678,174
Accrued employee
  compensation relating
  to the Telewest Restricted
  Share Scheme                                  -             -         5,171            -             -         5,171
Net loss                                        -             -             -            -      (137,531)     (137,531)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1995                        49,607        91,996        (2,109)   1,322,971      (139,717)    1,322,748
Ordinary shares issued                          _           761             -        9,916             -        10,677
Accrued employee compensation
  relating to the Telewest
  Restricted Share Scheme                       -             -          (237)           -             -          (237)
Net loss                                        -             -             -            -      (262,391)     (262,391)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1996                        49,607        92,757        (2,346)   1,332,887      (402,108)    1,070,797
======================================================================================================================

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 1996 and 1995

1  ORGANIZATION AND HISTORY

Telewest Communications plc ("the Company") is a cable television and telephony operator which offers these services to business and residential customers in the United Kingdom ("UK"). The Company derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Company derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The cable television and telephony services account for approximately 42% and 55%, respectively, of the Company's revenue. This revenue is predominantly derived from residential, rather than business, customers.

The Company was incorporated on October 20, 1994 under the laws of England and Wales in preparation for the October 2,1995 internal reorganization of Telewest Communications Cable Limited ("TCCL"), then called TeleWest Communications plc, and its subsidiaries whereby the entire issued share capital of TCCL was transferred to the Company in exchange for fully paid up shares of the Company. TCCL had traded since November 22, 1994 when affiliates of Tele-Communications, Inc. (the "TCI Affiliates") and affiliates of US WEST, Inc. (the "US WEST Affiliates") contributed their UK cable interests to TCCL (the "Contribution"). These interests were previously held by the TCI Affiliates and US WEST Affiliates through TCI/US West Cable Communications Group, a general partnership. TCI/US WEST Cable Communications Group and its subsidiaries collectively are referred to herein as the "Joint Venture" and the TCI Affiliates and US WEST Affiliates collectively are referred to herein as the "Joint Venturers".

2  BASIS OF PREPARATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's historical shareholders' equity for the periods prior to November 22, 1994, is the excess of the Joint Venture's assets over the Joint Venture's liabilities and represents the historical cost of the capital contributions made by the Joint Venturers less the accumulated deficit arising from the Joint Venture's operations.

The economic environment and currency in which the Company operates is the UK and hence its reporting currency is Pounds Sterling ((pound)). Certain financial information for the year ended December 31, 1996 has been translated into US Dollars, with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.7123 = (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

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

Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortized over the acquisition's useful life or over a maximum period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if projected future operating cash flows are not achieved. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's cost of funds.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

The foreign currency option and Foreign Currency Swaps are recorded on the balance sheet in other assets or other liabilities at their fair value at the reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

Interest rate swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method. Net income or expense resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accruals basis. To the extent that the interest rate swap agreements are delayed starting, net income or expense is not recognized until the effective date of the agreement.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The amount of advertising costs expensed was (pound)24,846,000, (pound)10,246,000, and (pound)4,313,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, including the historical carryover basis cost from the Contribution. Except during the prematurity period as described below, depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal installments over their estimated useful economic lives as follows:

Freehold and long leasehold buildings           50 years
Cable and ducting                               20 years
Electronic equipment
- System electronics                             8 years
- Switching equipment                            8 years
- Subscriber electronics                         5 years
- Headend, studio and playback facilities        5 years
Other equipment
- Office furniture and fittings                  5 years
- Motor vehicles                                 4 years

During the prematurity period, depreciation of cable and ducting and system electronics is charged monthly to write off the estimated cost at the end of the prematurity phase over a useful life of 20 and 8 years, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No 51, "Financial Reporting by Cable Television Companies", the monthly charge is scaled down by a ratio of average customers in the current period to the estimated customer base at the end of the prematurity period. The prematurity period covers the period between connecting the first customer and substantial completion of the network.

Preconstruction costs which are included within cable and ducting are amortized over the life of the franchise from the date of the first customer.

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under SFAS No 51.

The estimated useful lives of cable and ducting and systems electronics were reassessed with effect from January 1, 1996, and were changed from 25-30 years and 10 years to 20 years and 8 years, respectively. The net book value of these assets are being written-off over their revised estimated remaining lives.

FRANCHISE COSTS

Expenditure incurred on successful applications for franchise licenses is included in property and equipment and is amortized over the remaining life of the original franchise term. Costs relating to unsuccessful applications are charged to the statement of operations.

DEFERRED FINANCING COSTS

Costs incurred in raising debt are deferred and recorded on the balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation.

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

REVENUE RECOGNITION

Revenue is recognized as services are delivered. Other revenues include connection fees which are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that customers are expected to remain connected to the system.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

PENSION COSTS

The Company does not have a defined-benefit pension plan but operates a defined-contribution scheme or contributes up to specified limits to the third-party scheme of the employee's choice. The amount included in losses in 1996, 1995 and 1994 of (pound)2,580,000, (pound)1,538,000, and (pound)839,000, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

INCOME TAXES

Prior to November 22, 1994 no provision had been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Joint Venture were reported in the respective income tax returns of the individual Joint Venturers. Following the reorganization effective on November 22, 1994, the Company became subject to UK taxation and adopted SFAS No 109, "Accounting for Income Taxes". The adoption of SFAS No 109 does not give rise to any cumulative adjustment to be made in the 1994 consolidated statement of operations. Under the asset and liability method of SFAS No 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

SHARE-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for share-based employee compensation plans at fair value. The Company has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares.

Shares purchased by trustees in connection with the Telewest Restricted Share Scheme, are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the balance sheet. This equity account is reduced when the shares are awarded to employees based on the original cost of the shares to the trustees. The value of awards of ordinary shares to be made to employees in future years is charged to the statement of operations to the extent that the awards have been awarded to and earned by employees in the current accounting period. The value of shares which have been awarded to, but have not been earned by employees, is included as deferred compensation expense within other assets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements and servicing of financial assets and extinguishment of liabilities occurring after December 31,1996. In December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", was issued. SFAS No. 127 defers for one year the effective date of certain requirements of SFAS No. 125. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Position ("SOP") No. 96-1 "Environmental Remediation Liabilities", was issued in October 1996. This statement provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display, and disclosure of environment remediation liabilities. The provisions of this statement are effective for fiscal years beginning after December 15, 1996. SOP 96-1 is not expected to have a material impact on the financial position or results of operations of the Company.


4  FINANCIAL INSTRUMENTS

FOREIGN CURRENCY OPTION CONTRACT

At December 31, 1996, the Company held a Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount at maturity of its US Dollar-denominated Senior Discount Debentures due 2007 ("Senior Discount Debentures"). The expiration date of this option contract is September 28, 2000. The put option has a strike price at expiration of (pound)1.00 = US$1.4520. The foreign currency option has been included in other assets at its fair value on December 31, 1996.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY SWAP

The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount of its US Dollar-denominated Senior Debentures due 2006 ("Senior Debentures"). The terms of the contract provided for the Company to make an initial exchange of principal of US$300,000,000 in exchange for (pound)196,078,000. On expiration on October 1, 2000, the initial principal amounts will be re-exchanged. The interest element of the Foreign Currency Swap requires the Company to make Pounds Sterling fixed-rate interest payments and to receive US Dollar fixed-rate interest payments on the initial exchange amounts on a semi-annual basis. The Foreign Currency Swap contract has been included in other liabilities at its fair value on December 31, 1996.

INTEREST RATE SWAPS

The Company has also entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on its senior secured credit facility ("Senior Secured Facility"). The effective dates of the swap agreements are January 2, 1997 and March 31, 1997, and the agreements mature on December 31, 2001 and March 28, 2002.
The aggregate notional principal amount of the swaps adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR rate and pays a fixed interest rate in the range of 7.835 - 7.975%.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of an estimate of the fair values of certain financial instruments. SFAS No. 119 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

At December 31, 1996, the Company's significant financial instruments include cash and cash equivalents, trade receivables, a foreign currency option contract, a Foreign Currency Swap, interest rate swap agreements, trade payables and long-term borrowings. The following table summarizes the fair value of the foreign currency option contract, the Foreign Currency Swap, the interest rate swap agreements, the Senior Discount Debentures and the Senior Debentures. The fair value of the other financial instruments held by the Company approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table.

                     AT DECEMBER 31, 1996      At December 31, 1995
                    CARRYING                   Carrying
                     AMOUNT       FAIR VALUE   amount     Fair value
                   (pound) '000  (pound) '000  (pound) '000  (pound) '000
-------------------------------------------------------------------------------
Assets:
Foreign currency
  option contract      25,828      25,828       85,742       85,742

Liabilities:
Interest rate swap
  agreements                -       4,776            -            -
Foreign Currency Swap  26,481      26,481        3,983        3,983
Senior Discount
  Debentures          600,799     621,367      595,266      601,222
Senior Debentures     175,203     179,582      193,113      196,975
===============================================================================

The estimated fair value of the foreign currency option contract, the interest rate swap agreements and the Foreign Currency Swap are based on quotations received from independent, third party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates and counterparty credit risk. The estimated fair value of the Senior Discount Debentures and the Senior Debentures are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Company is not exposed to such market risk because gains and losses on the financial instruments are offset by gains and losses on the underlying assets and liabilities.

The Company may be exposed to potential losses due to the credit risk of non-performance by the counterparties to its foreign currency option, interest rate swap agreements and Foreign Currency Swap contract, however such losses are not anticipated as these counterparties are major international financial institutions.

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

At December 31, 1996, the Company had no significant concentration of credit risk.

5  BUSINESS COMBINATIONS

On January 10, 1996, the Company acquired the entire issued share capital of Telewest Communications (Worcester) Limited, then called Bell Cablemedia (Worcester) Limited and the owner of the Worcester cable franchise, for cash consideration of (pound)9,849,000. Telewest Communications (Worcester) Limited was otherwise a dormant company with net assets of (pound)2 representing its called up share capital. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition was (pound)9,848,998 and is being amortized on a straight line basis over 20 years.

During the year, the Company made various other minor acquisitions, largely for share consideration. The goodwill arising on these acquisitions was (pound)11,708,000 and is being amortized on a straight-line basis over 20 years.

On October 3, 1995, the Company acquired the entire share capital of Telewest Communications (Midlands & North West) Limited ("TCMN"), then called SBC CableComms (UK), a company which holds cable television and telephony interests in the UK, from an affiliate of Cox Communications, Inc. and affiliates of SBC Communications, Inc., in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. The value attributable to the shares issued was (pound)1.635 per share, being the market price of the shares on June 8, 1995, the day the terms of the acquisition were agreed to and announced. The fair value of the share consideration using this share price was (pound)678,174,000. The aggregate cost of acquisition was (pound)689,878,000 including payment of expenses relating to the acquisition. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition is (pound)464,872,000 and is being amortized on a straight-line basis over 20 years.

The operating results of these acquisitions are included in the Company's consolidated statement of operations from their respective dates of acquisition. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of 1995, after giving effect to the amortization of goodwill arising as a result of each of the acquisitions:

                                      1996         1995
                                   (pound) '000  (pound) '000
-------------------------------------------------------------------------------

Revenue                              290,266       191,195
Net loss                            (262,608)     (189,225)
===============================================================================

The above unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated above, nor is it indicative of future results.

6  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest was (pound)25,795,000, (pound)6,041,000 and (pound)8,013,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Significant non-cash investing activities of the Company are described below. The amounts stated for 1996 represent the purchase of former minority shareholders' interests in certain UK cable interests held by the Company. The amounts stated for 1995 represent the purchase of TCMN for largely share consideration as described in Note 5 to the consolidated financial statements. The amounts stated for 1994 represent the contribution of UK cable interests to the Company by the Joint Venturers.

                               1996          1995           1994
                            (pound) '000   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Purchase/contribution of
  cable interests:
  Assets                          -         428,080         3,967
  Liabilities assumed             -         (45,144)       (2,744)
  Debt assumed                    -        (157,930)            -
  Minority interest in
     subsidiaries                 -               -           (44)
-------------------------------------------------------------------------------

Net assets acquired/
  contributed                     -         225,006         1,179
Goodwill on acquisition       9,874         464,872             -
-------------------------------------------------------------------------------

                              9,874         689,878         1,179
===============================================================================

Share consideration/
  capital contribution        9,869         678,174         1,179
Costs of acquisition              5          11,704             -
-------------------------------------------------------------------------------
                              9,874         689,878         1,179
===============================================================================

The Company entered into finance lease arrangements for switching equipment and other equipment with a total capital value at the beginning of the lease of (pound)25,307,000, (pound)16,920,000 and (pound)6,820,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

7  OTHER RECEIVABLES

                                               At December 31
                                      1996          1995
                                   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Value Added Tax refund                10,633       5,145
Interconnection receivables            3,865       3,019
Interest receivable                       63       3,341
Accrued income                         4,356       3,311
Recoverable expenses                   5,714       2,808
Other                                  7,763       8,033
-------------------------------------------------------------------------------

                                      32,394      25,657
===============================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8  INVESTMENTS

The Company has investments in affiliates accounted for under the equity method at December 31, 1996 and 1995 as follows:

                                                 Percentage ownership
                                                    at December 31
                                        1996            1995
                                       (pound) '000   (pound) '000
-------------------------------------------------------------------------------
Cable London plc                          50.00%       49.00%
Birmingham Cable Corporation
  Limited                                 27.47%       27.47%
London Interconnect Limited               16.67%       16.67%
Central Cable Sales Limited               50.00%       50.00%
===============================================================================

The Company has accounted for its investment in London Interconnect Limited under the equity method because it is in a position to exercise a significant influence over London Interconnect Limited.

Summarized financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

COMBINED FINANCIAL POSITION

                                                At December 31
                                     1996           1995
                                  (pound) '000    (pound) '000
-------------------------------------------------------------------------------

Property and equipment, net          391,183      311,265
Intangible assets, net                 3,845        4,644
Other assets, net                    105,475      149,786
-------------------------------------------------------------------------------

TOTAL ASSETS                         500,503      465,695
===============================================================================

Debt                                 281,500      247,653
Other liabilities                     91,947       50,268
Owners' equity                       127,056      167,774
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY         500,503      465,695
===============================================================================



COMBINED OPERATIONS

                                   Year ended December 31
                                      1996         1995
                                   (pound) '000  (pound) '000
-------------------------------------------------------------------------------

Revenue                               98,329       70,016
Operating expenses                  (124,358)     (99,184)
-------------------------------------------------------------------------------

Operating loss                       (26,029)     (29,168)
Interest expense                     (15,945)      (4,615)
-------------------------------------------------------------------------------

NET LOSS                             (41,974)     (33,783)
===============================================================================

The Company's investments in affiliates are comprised as follows:

                                       AT DECEMBER 31
                                       1996         1995
                                   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Loans                                 29,089       24,593
Share of net assets                   40,331       56,110
-------------------------------------------------------------------------------

                                      69,420       80,703
===============================================================================

Any excess of the purchase cost over the value of the net assets acquired is included in goodwill and amortized over 20 years on a straight-line basis.

9  PROPERTY AND EQUIPMENT

                                                                    Cable and    Electronic      Other
                                           Land       Buildings      ducting     equipment      equipment      Total
                                        (pound) '000  (pound) '000   (pound) '000  (pound) '000    (pound) '000  (pound) '000
---------------------------------------------------------------------------------------------------------------------------

ACQUISITION COSTS
Balance at January 1, 1996                  4,223        36,005       766,866      359,617        79,239     1,245,950
Additions                                       -         9,951       335,844      130,783        39,012       515,590
Disposals                                       -             -          (749)        (565)       (4,792)       (6,106)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31,1996                 4,223        45,956     1,101,961      489,835       113,459     1,755,434
---------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at January 1, 1996                      -         4,920        74,532       70,810        31,880       182,142
Charge for year                                 -         2,458        47,374       60,220        19,664       129,716
Disposals                                       -             -          (725)        (547)       (2,346)       (3,618)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                    -         7,378       121,181      130,483        49,198       308,240
---------------------------------------------------------------------------------------------------------------------------

1996 NET BOOK VALUE                         4,223        38,578       980,780      359,352        64,261     1,447,194
===========================================================================================================================

ACQUISITION COSTS
Balance at January 1, 1995                  4,055        16,643       321,208      149,652        30,575       522,133
On acquisition of TCMN                        168        14,551       284,670      131,682        25,681       456,752
Additions                                       -         4,811       161,439       78,729        24,097       269,076
Disposals                                       -             -          (451)        (446)       (1,114)       (2,011)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31,1995                 4,223        36,005       766,866      359,617        79,239     1,245,950
---------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at January 1,1995                       -         2,106        25,926       28,040        11,218        67,290
On acquisition of TCMN                          -           833        26,201       17,080        11,660        55,774
Charge for year                                 -         1,981        22,507       25,791         9,740        60,019
Disposals                                       -             -          (102)        (101)         (738)         (941)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                    -         4,920        74,532       70,810        31,880       182,142
---------------------------------------------------------------------------------------------------------------------------

1995 NET BOOK VALUE                         4,223        31,085       692,334      288,807        47,359     1,063,808
===========================================================================================================================

Cable and ducting consists principally of civil engineering and fibre optic costs. In addition, cable and ducting includes net book value of preconstruction and franchise costs of (pound)13,220,000 and (pound)14,388,000 as of December 31, 1996 and 1995, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.


10  VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions charged to
                                        Balance at   Acquisition    Costs and        Other                    Balance at
                                        January 1      of TCMN       expenses      accounts     Deductions   December 31
                                       (pound) '000   (pound) '000    (pound) '000   (pound) '000  (pound) '000   (pound) '000
--------------------------------------------------------------------------------------------------------------------------
1996
Allowance for doubtful accounts             4,695             -         9,020            -        (8,310)        5,405
==========================================================================================================================

1995
Allowance for doubtful accounts             1,736         1,063         5,920            -        (4,024)        4,695
==========================================================================================================================

1994
Allowance for doubtful accounts               577             -         3,392           26        (2,259)        1,736
==========================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11  OTHER ASSETS

The components of other assets, net of amortization, are as follows:

                                                        At December 31
                                          1996              1995
                                       (pound) '000       (pound) '000
------------------------------------------------------------------------
Deferred financing costs of debentures    17,510           20,716
Deferred financing costs of Senior
  Secured Facility                        18,186                -
Foreign currency option contract          25,828           85,742
Other                                        863            2,473
------------------------------------------------------------------------

                                         62,387           108,931
========================================================================


12  OTHER LIABILITIES

Other liabilities are summarized as follows:

                                                 At December 31
                                       1996          1995
                                    (pound) '000   (pound) '000
------------------------------------------------------------------

Amounts due to affiliated or other
  related parties                      1,901         2,052
Accrued interest                       8,921         5,740
Accrued construction costs            36,397        14,859
Accrued expenses and deferred income  82,938        58,507
Foreign Currency Swap                 26,481         3,983
Other liabilities                     33,562        18,683
------------------------------------------------------------------
                                     190,200       103,824
==================================================================


13  DEBT

Debt is summarized as follows at December 31, 1996 and 1995:

                        Weighted average
                          interest rate       1996            1995
                         1996      1995    (pound) '000     (pound) '000
-------------------------------------------------------------------------------
Senior
  Debentures            9.625%    9.625%      175,203        193,113
Senior Discount
  Debentures           11.000%   11.000%      600,799        595,266
Senior Secured
  Facility              8.281%        -       100,000              -
Other debt              7.790%    8.450%        3,349          3,886
-------------------------------------------------------------------------------

                                              879,351        792,265
===============================================================================

SENIOR DEBENTURES

In October 1995, the Company issued US$300,000,000 principal amount of Senior Debentures with a yield to maturity of 9.625%. The cash consideration received at the date of issue was (pound)188,703,000. The Senior Debentures mature on October 1, 2006. Interest on the Senior Debentures accrues semi-annually and is payable in arrears. The Senior Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 104.813% of the principal amount during the year commencing October 1, 2000, 102.406% of the principal amount during the year commencing October 1, 2001, and thereafter at 100% of the principal amount plus accrued and unpaid interest.

The Senior Debentures and the Senior Discount Debentures, which are described below, were issued to finance general working capital, capital expenditure, foreign currency swap and options to hedge against adverse fluctuations in exchange rates, and additional investments in affiliated companies. A portion of the net proceeds of the issue also was used to repay the (pound)157,930,000 indebtedness outstanding under the loan facility held by TCMN at the date that it was acquired by the Company.

The indenture under which the Senior Debentures were issued contains various covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Company was in compliance with the convenants at December 31, 1996.

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

SENIOR DISCOUNT DEBENTURES

In October 1995, the Company issued US$1,536,413,000 principal amount at maturity of Senior Discount Debentures with a yield to maturity of 11%. The cash consideration received at the date of issue was (pound)566,109,000 (US$900,000,000). At December 31, 1996, the unamortized portion of the discount on issue was (pound)296,482,000 (US$507,665,000). The Senior Discount Debentures mature on October 1, 2007. Interest on the Senior Discount Debentures accrues semi-annually. Cash interest will not accrue on the Senior Discount Debentures prior to October 1, 2000 and is thereafter payable in arrears on April 1 and October 1 of each year at a rate of 11% per annum. The Senior Discount Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 100% of the principal amount plus accrued and unpaid interest.

The indenture under which the Senior Discount Debentures were issued contains various covenants as set out for the Senior Debentures above and the Company was in compliance with such covenants at December 31, 1996.

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

SENIOR SECURED FACILITY

During the year, a subsidiary of the Company entered into a senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks. The facility is available to finance the capital expenditure, working capital requirements and other permitted related activities involving the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South and South West Regional Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licenses or franchises which may become available and to refinance advances and the payment of interest, fees, and expenses in respect of the Senior Secured Facility.

The facility is divided into two tranches: the first portion (Tranche A) is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the Tranche B facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. At December 31, 1996, (pound)100,000,000 was outstanding under Tranche A. During the year, the Company paid (pound)2,487,000 for commitment fees relating to the unused portion of the facility.

Borrowings under the facility are secured by the assets of the Company, including the partnership interests and shares of subsidiaries, and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. In September 1996, the Company entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The terms of the swap agreements are described in Note 4 to the consolidated financial statements.

The Company's ability to borrow under the facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein.

The Company was in compliance with the covenants at December 31, 1996.

OTHER DEBT

Other debt is represented by property loans which are secured on freehold land and buildings held by the Company which mature in 1997. The property loans bear interest at a rate of between 1.00% and 1.75% above LIBOR.

14  INCOME TAXES

As discussed in Note 3 to the consolidated financial statements, the Company has adopted SFAS No 109 as of November 22, 1994. The adoption of this standard has no cumulative effect to be reported in the 1994 consolidated statement of operations.

Loss before income taxes is solely attributable to the UK.

The provisions for income taxes follow:

                                      Year ended December 31
                                        1996           1995
                                     (pound) '000   (pound) '000
--------------------------------------------------------------------------------

Currently payable                         50          16
================================================================================

A reconciliation of income taxes determined using the statutory UK rate of 33% to the effective rate of income tax is as follows:

                                      Year ended December 31
                                         1996        1995
                                           %           %
--------------------------------------------------------------------------------
Corporate tax at UK statutory rates      (33)        (33)
Permanent differences                      1           3
Valuation allowance and other
  temporary differences                   30          26
Share of losses of affiliates              2           4
--------------------------------------------------------------------------------
                                           -           -
================================================================================


Deferred income tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows:

                                      1996             1995
                                   (pound) '000      (pound) '000
--------------------------------------------------------------------------------
Deferred tax assets relating to:
Fixed assets                               -           2,200
Net operating loss carryforwards     310,300          97,000
Other                                  3,400           9,200
--------------------------------------------------------------------------------
Deferred tax asset                   313,700         108,400
Valuation allowance                 (175,200)        (96,300)
--------------------------------------------------------------------------------
                                     138,500          12,100
--------------------------------------------------------------------------------
Deferred tax liabilities relating to:
Fixed assets                        (110,600)              -
Other                                (27,900)        (12,100)
--------------------------------------------------------------------------------
Deferred tax liabilities            (138,500)        (12,100)
--------------------------------------------------------------------------------
DEFERRED TAX ASSET PER
  BALANCE SHEET                            -               -
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996 and 1995 the Company estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of (pound)940,000,000 and (pound)294,000,000, available to relieve against future profits. NOLs at D ember 31, 1995 exclude capital allowances on assets which were available to the Company, but had not been claimed. At December 31, 1996, NOLs include a claim for all available capital allowances.

The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

15  EXTRAORDINARY GAIN

The Company had entered into interest rate swap agreements in order to manage the interest rate risk on its previous revolving credit facilities by swapping the interest rate on part of its variable rate debt for a fixed interest rate. Following the initial public offering of the Company in November 1994, the Company used a portion of the proceeds from the offering to repay all amounts outstanding under these credit facilities and the interest rate swap agreements ceased to be a hedge of the interest rate liability. The interest rate swaps were retained pending their use as hedges of interest rates on future drawdowns of the credit facilities. They had been placed on the balance sheet at their fair value at the date upon which the debt was repaid and an extraordinary gain equal to the aggregate fair value of the interest rate swaps at this date was recognized in the consolidated statement of operations. Any change in the aggregate fair value of the swap agreements since this date had been recognized in the consolidated statement of operations. On October 12, 1995, the Company sold the interest rate swaps, recognizing a loss on disposal.

16  SHAREHOLDERS' EQUITY

MOVEMENTS IN SHARE CAPITAL

During the year the Company issued 7,604,200 ordinary shares of 10 pence each for the following consideration: an additional 1% of the ordinary shares of Cable London plc, the surrender by Trans-Global (UK) Limited of its option to acquire 9.9% of equity in the South East Regional Franchise Area, and the remaining 20% of the ordinary shares of Telewest Communications (Cotswolds) Limited held by a minority interest.

On October 3, 1995, the Company acquired the entire share capital of TCMN from its former shareholders in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. On October 2, 1995, pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement"), the Company exchanged 735,468,440 ordinary shares of 10 pence each and 265,276,500 convertible preference shares of 10 pence each in consideration for the transfer of shares of TCCL to the Company. Dealings in ordinary shares and ADSs representing ordinary shares of TCCL ceased on the London Stock Exchange and NASDAQ National Market immediately prior to the execution of the Scheme of Arrangement and upon completion of the Scheme of Arrangement, dealings in the ordinary shares and ADSs representing ordinary shares of the Company commenced. Immediately prior to the execution of the Scheme of Arrangement on October 2, 1995, TCCL restructured its share capital by converting 112,276,500 ordinary shares of 10 pence each into 112,276,500 convertible preference shares of 10 pence each.

On November 22, 1994, immediately following the Contribution, TCCL issued 604,000,000 ordinary shares and 153,000,000 convertible preference shares to the Joint Venturers and completed an initial public offering in which 239,744,940 ordinary shares of 10 pence each were issued to the public market.

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

17  SHARE-BASED COMPENSATION PLANS

At December 31, 1996, the Company operated three types of share-based compensation plans: the Telewest Executive Share Option Schemes, the Telewest Sharesave Schemes, and the Telewest Restricted Share Scheme.

The Company applies APB Opinion Bulletin No. 25 and related interpretations in accounting for its share-based compensation plans. Accordingly, no compensation cost has been charged to the statement of operations in respect of performance-based option grants since the options do not have exercise prices less than the market value of the Company's ordinary shares. Compensation cost has been recognized for fixed option grants since the options have exercise prices less than the market value of the Company's ordinary shares at the date of grant. Compensation cost has also been recognized for awards over ordinary shares made under the Telewest Restricted Share Scheme since the awards have no exercise price. Compensation cost recognized for fixed option grants and awards under the Telewest Restricted Share Scheme was (pound)1,380,000, (pound)1,334,000 and (pound)nil for 1996, 1995, and 1994, respectively.

If compensation cost for share option grants and for awards under the Telewest Restricted Share Scheme had been determined based on their fair value at the date of grant for 1996 and 1995 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts set out below:

                                         1996          1995
                                      (pound) '000   (pound) '000
-----------------------------------------------------------------
Net loss - As reported                  262,391     137,531
       - Pro forma                      264,579     138,468

                                         (pound)    (pound)
-----------------------------------------------------------------

Loss per share - As reported               0.28        0.16
           - Pro forma                     0.29        0.16
-----------------------------------------------------------------

PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS

The Company has two performance-based share option plans: the Telewest 1995 (No. 1) Executive Share Option Scheme and the Telewest 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and key employees are granted options to purchase ordinary shares of the Company. The exercise price of each option generally equals the market price of the Company's ordinary shares on the date of grant. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the Company's shares out-performing by price the FT-SE100 Index over any three year period preceding exercise. The Company may grant options for up to 92,000,000 ordinary shares.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using a weighted-average risk-free interest rate of 8.1 per cent and 8.3 per cent for grants in 1996 and 1995, respectively, and an expected volatility of 30 per cent used for grants in both 1996 and 1995. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's performance-based share option plans as at December 31, 1996 and 1995, the first year in which the options were granted, and changes during the years ended on those dates is presented below:

                                                                                      1996                      1995
                                                                                     WEIGHTED                  Weighted
                                                                      NUMBER          AVERAGE       Number      average
                                                                    OF SHARES     EXERCISE PRICE  of shares   exercise price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                    8,645,229          160.4p             -          -
Granted                                                             4,121,474          140.9p     8,871,398       160.3p
Forfeited                                                          (1,527,851)         162.6p      (226,169)      158.0p
---------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                                         11,238,852          153.0p     8,645,229       160.4p
===========================================================================================================================

Options exercisable at year end                                     1,023,042          154.3p             -           -
Weighted average fair value of options granted
  during the year                                                        75.6p                         86.0p


The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 1996.

                                                   Options outstanding                                 Options exercisable
                                     ------------------------------------------------------     ---------------------------------

                                         Number          Weighted                                     Number
                                     outstanding at       average            Weighted             exercisable at    Weighted
                                      December 31,       remaining            average              December 31,      average
Range of exercise prices                  1996        contractual life     exercise price             1996        exercise price
---------------------------------------------------------------------------------------------------------------------------------
138.0 - 141.0p                          3,945,812         7.0 years            140.1p                 343,954         140.6p
154.5 - 155.5p                          5,275,536         5.8 years            154.6p                 414,019         154.6p
171.5 - 173.5p                          2,017,504         6.9 years            172.4p                 265,069         171.8p
---------------------------------------------------------------------------------------------------------------------------------

138.0 - 173.5p                          11,238,852         6.4 years            152.7p              1,023,042         154.3p
=================================================================================================================================

FIXED SHARE OPTION COMPENSATION PLANS

The Company also operates the Telewest Sharesave Scheme, a fixed share option compensation scheme. Under this plan, the Company grants options to employees to purchase ordinary shares at a 20% discount to market price. These options can be exercised only with funds saved by employees over time in a qualified savings account. The options are exercisable between 37 and 66 months after the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using a weighted-average risk-free interest rate of 7.4 per cent, 7.2 per cent, and 8.7 per cent for grants in 1996, 1995 and 1994, respectively, and an expected volatility of 30 per cent for all years. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

A summary of the status of the Company's fixed share option plans as of December 31, 1996, 1995, and 1994 and the changes during the years ended on those dates is presented below:

                                                  1996                           1995                           1994
                                                        WEIGHTED                         Weighted                     Weighted
                                           NUMBER        AVERAGE          Number         average          Number       average
                                        OF SHARES     EXERCISE PRICE    of shares     exercise price    of shares  exercise price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        3,345,941           139.6p       1,666,534        150.0p                 -             -
Granted                                 2,165,009           102.5p       2,168,157        134.0p         1,666,534           150.0p
Forfeited                              (1,434,315)          139.8p        (488,750)       150.0p                 -             -
---------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year              4,076,635           119.8p       3,345,941        139.6p         1,666,534           150.0p
==================================================================================================================================

Options exercisable at year end            75,977                          32,200                                -
Weighted average fair value of
  options granted during the year            49.7p                           79.3p                            97.4p

The following table summarizes information about the Company's fixed share options outstanding at December 31, 1996.

                      Options outstanding
-------------------------------------------------------------------------------
                           Number            Weighted average
                         outstanding at         remaining
  Exercise price       December 31, 1996     contractual life
-------------------------------------------------------------------------------
           102.5p         2,165,009              3.6 years
           134.0p         1,258,104              4.6 years
           150.0p           653,522              3.6 years
-------------------------------------------------------------------------------

   102.5 - 150.0p         4,076,635              3.9 years
===============================================================================

TELEWEST RESTRICTED SHARE SCHEME

The Company operates the Telewest Restricted Share Scheme in conjunction with an employment trust, the Telewest Employees Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company based on the performance of the Company. Under the Telewest Restricted Share Scheme, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards are made for no consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest. Awards granted under the Telewest Restricted Share Scheme may be made over a maximum of 4,000,000 ordinary shares of the Company.

The fair value of each award is the share price of the ordinary shares on the date the award was made.

A summary of the status of the Company's Restricted Share Scheme at December 31, 1996 and 1995, the first year in which the awards were made, and changes during the years ended on those dates is presented below:

                                     1996        1995
                                   NUMBER OF   Number of
                                    SHARES      shares
-------------------------------------------------------------
Outstanding at beginning of year   2,616,857           -
Granted                              328,297   2,857,191
Exercised                            (62,920)          _
Forfeited                           (233,801)   (240,334)
-------------------------------------------------------------

Outstanding at end of year         2,648,433   2,616,857
=============================================================

Awards exercisable at year end       646,341      49,867
=============================================================

WEIGHTED AVERAGE FAIR
  VALUE OF AWARDS GRANTED
  DURING THE YEAR                (pound)1.47 (pound)1.72

At December 31, 1996, the 2,648,433 awards outstanding and the 646,341 awards exercisable have weighted average remaining contractual lives of 8.2 years and
8.0 years, respectively.

18  COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

The Company leases a number of assets under arrangements accounted for as capital leases, as follows:

                        Acquisition  Accumulated      Net book
                          costs      depreciation      value
                       (pound) '000   (pound) '000    (pound) '000
---------------------------------------------------------------------

At December 31, 1996
Electronic equipment      46,634       (8,376)        38,258
Other equipment            8,780       (1,900)         6,880

At December 31, 1995
Electronic equipment      27,148       (3,352)        23,796
Other equipment            1,512         (432)         1,080
---------------------------------------------------------------------

Depreciation charged on these assets was (pound)7,106,000 and (pound)3,194,000 for the years ended December 31, 1996 and 1995, respectively.

The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to (pound)3,065,000, (pound)2,276,000 and (pound)1,535,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under capital and operating leases are summarized as follows as at December 31,1996:


                                     Capital    Operating
                                     leases       leases
                                   (pound) '000  (pound) '000
--------------------------------------------------------------

1997                                   6,033       2,796
1998                                   7,036       2,234
1999                                   8,025       1,717
2000                                   9,320       1,687
2001                                   8,517       1,630
2002 and thereafter                   32,411      10,116
------------------------------------------------

                                      71,342

Imputed interest                     (16,952)
------------------------------------------------

TOTAL                                 54,930
================================================

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In consideration for such minority interests, the Company made an initial payment to the sellers of approximately (pound)790,000 and may be required to make an additional payment to one of the sellers upon the occurrence of certain events (including the completion of certain share issuances by the Company). The amount of this payment is based upon the valuation of the London South Regional Franchise Area and the percentage of the franchise formerly owned by the minority shareholders. The Company does not expect any payments to the shareholders to have a material effect on the liquidity or capital resources of the Company.

CONTINGENT LIABILITIES

The Company is a party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

19  RELATED PARTY TRANSACTIONS

The Company, in the normal course of providing cable television services, purchases certain of its programming from UK affiliates of TCI. Such programming is purchased on commercially-available terms. Total purchases in the year amounted to (pound)6,951,000.

The Company has management agreements with TCI and US WEST under which amounts are paid by the Company relating to TCI and US WEST employees who have been seconded to the Company. For the years ended December 31, 1996, 1995 and 1994, fees charged to the Company under the agreements were (pound)2,185,000, (pound)3,042,000 and (pound)2,128,000, respectively. The Company has similar managment agreements with Cox Communications, Inc. and SBC Communications, Inc. For the years ended December 31,1996 and 1995, fees charged to the Company under these agreements were (pound)374,000 and (pound)233,000, respectively.

The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services related to telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended December 31,1996, 1995 and 1994 were (pound)642,000, (pound)566,000 and
(pound)557,000, respectively. The Company also receives a fee for providing switching support services, comprising of a fixed element based on a number of switches and a variable element based on a number of lines. Fees received for the years ended December 31, 1996, 1995 and 1994, were (pound)741,000, (pound)827,000 and (pound)822,000, respectively.

20  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                      1996
                                                        Total      Fourth quarter  Third quarter   Second quarter   First quarter
                                                     (pound) '000     (pound) '000    (pound) '000      (pound) '000    (pound) '000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                 290,266        83,663         73,123             68,320        65,160
Operating loss                                         (155,400)      (46,095)       (34,512)           (38,536)      (36,257)
Finance expenses, net                                   (90,788)       28,222        (30,710)           (54,503)      (33,797)
Net loss                                               (262,391)      (22,361)       (69,303)           (97,080)      (73,647)
Loss per ordinary share                                28 pence       2 pence        7 pence           10 pence       8 pence
===================================================================================================================================

                                                                                      1995
                                                        Total      Fourth quarter  Third quarter   Second quarter   First quarter
                                                     (pound) '000     (pound) '000    (pound) '000      (pound) '000   (pound) '000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                 144,784        57,144          32,240           28,969           26,431
Operating loss                                          (90,197)      (33,464)        (20,135)         (19,209)         (17,389)
Finance expenses, net                                   (34,607)      (29,344)         (3,662)          (1,064)            (537)
Net loss                                               (137,531)      (66,346)        (27,325)         (23,547)         (20,313)
Loss per ordinary share                                16 pence       7 pence         3 pence          3 pence          2 pence
===================================================================================================================================

The Company regularly reviews the estimated useful lives of its property and equipment and the estimates used in calculating the capitalizable overheads which relate to the construction of the cable network. With effect from January 1, 1996, the Company has revised the estimated useful lives of certain assets as set out in Note 3 to the consolidated financial statements and certain of the estimates used in calculating capitalizable overheads. The impact of these revisions is to increase the depreciation charge for the year from (pound)110,233,000 to (pound)129,716,000 and to increase the loss per ordinary share for the year by 2 pence, and to increase the capitalization of overheads in the year from (pound)38,812,000 to (pound)54,019,000, and to reduce loss per ordinary share for the year by 2 pence. This impact principally has been accounted for in the fourth quarter of 1996.

Finance expenses includes foreign exchange gains and losses on the re-translation or valuation of non-Sterling denominated financial instruments using period end exchange rates and market valuations.

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

Partners of Sprint Spectrum Holding Company, L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries (the "Partnership"), development stage enterprises, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996, for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of American PCS, L.P. ("APC") an investment of the Partnership which is accounted for by use of the equity method. The Partnership's share of APC's net loss for the year ended December 31, 1996 was $96,850,000 and is included in the accompanying consolidated financial statements. The financial statements of APC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for APC, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended and for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Sprint Spectrum Holding Company, L.P. and its subsidiaries are in the development stage as of December 31, 1996.


/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


In our opinion, the balance sheet and the related statements of loss, of changes in partners capital and cash flows (not presented separately herein) present fairly, in all material respects, the financial position of American PCS, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Washington, DC
March 7, 1997

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          DECEMBER 31,    DECEMBER 31,
                                                              1996            1995
                                                          ------------    ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................   $     69,988    $      1,123
   Accounts receivable, net ...........................          3,310            --
   Receivable from affiliates .........................         12,901             340
   Inventory ..........................................         72,414            --
   Prepaid expenses and other assets, net .............         14,260             188
   Note receivable--unconsolidated partnership ........        226,670             655
                                                          ------------    ------------
     Total current assets .............................        399,543           2,306

INVESTMENT IN PCS LICENSES, net .......................      2,122,908       2,124,594

INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS ............        179,085          85,546

PROPERTY, PLANT AND EQUIPMENT, net ....................      1,408,680          31,897

MICROWAVE RELOCATION COSTS, net .......................        135,802            --

OTHER ASSETS, net .....................................         77,383            --
                                                          ------------    ------------
TOTAL ASSETS ..........................................   $  4,323,401    $  2,244,343
                                                          ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Advances from partners .............................   $    167,818    $       --
   Accounts payable ...................................        196,146          41,950
   Payable to affiliate ...............................          5,626           7,598
   Accrued expenses ...................................         81,230           1,700
   Current maturities of long-term debt ...............             49            --
                                                          ------------    ------------
     Total current liabilities ........................        450,869          51,248

LONG-TERM COMPENSATION OBLIGATION .....................         11,356           1,856

CONSTRUCTION OBLIGATIONS ..............................        714,934            --

LONG-TERM DEBT ........................................        686,192            --

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY .........................................         13,397          13,170

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital ..................................      3,003,484       2,291,806
   Deficit accumulated during the development stage ...       (556,831)       (113,737)
                                                          ------------    ------------
     Total partners' capital ..........................      2,446,653       2,178,069
                                                          ------------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ...............   $  4,323,401    $  2,244,343
                                                          ============    ============

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                                    CUMULATIVE
                                                                                PERIOD FROM         PERIOD FROM
                                                                              OCTOBER 24, 1994    OCTOBER 24, 1994
                                                                                 (DATE OF            (DATE OF
                                              YEAR ENDED      YEAR ENDED       INCEPTION) TO       INCEPTION) TO
                                              DECEMBER 31,    DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                  1996            1995             1994                1996
                                              ------------    ------------    ----------------    ----------------
OPERATING REVENUES:
   Service ................................   $         33    $       --      $           --      $             33
   Equipment ..............................          4,142            --                  --                 4,142
                                              ------------    ------------    ----------------    ----------------

     Total operating revenues .............          4,175            --                  --                 4,175

OPERATING EXPENSES:
   Cost of service ........................         21,928            --                  --                21,928
   Cost of equipment ......................         14,148            --                  --                14,148
   Selling ................................         38,345             145                --                38,490
   General and administrative .............        274,352          66,195               3,294             343,841
   Depreciation and amortization ..........         11,275             211                  38              11,524
                                              ------------    ------------    ----------------    ----------------

     Total operating expenses .............        360,048          66,551               3,332             429,931
                                              ------------    ------------    ----------------    ----------------

LOSS FROM OPERATIONS ......................       (355,873)        (66,551)             (3,332)           (425,756)

OTHER INCOME (EXPENSE):
   Interest income ........................          8,593             460                  24               9,077
   Interest expense, net ..................           (323)           --                  --                  (323)
   Other income ...........................          1,586              38                --                 1,624
   Equity in loss of unconsolidated .......        (96,850)        (46,206)               --              (143,056)
   partnership
   Limited partner interest in net loss
     of consolidated subsidiary ...........           (227)          1,830                --                 1,603
                                              ------------    ------------    ----------------    ----------------

     Total other income (expense) .........        (87,221)        (43,878)                 24            (131,075)
                                              ------------    ------------    ----------------    ----------------

NET LOSS ..................................   $   (443,094)   $   (110,429)   $         (3,308)   $       (556,831)
                                              ============    ============    ================    ================


See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                        PARTNERS'                   ACCUMULATED
                                         CAPITAL       DEFICIT         TOTAL
                                       -----------   -----------    -----------
BALANCE, October 24, 1994 ..........   $      --     $      --      $      --

Contributions of capital ...........       123,438          --          123,438

Net loss ...........................          --          (3,308)        (3,308)
                                       -----------   -----------    -----------

BALANCE, December 31, 1994 .........       123,438        (3,308)       120,130

Contributions of capital ...........     2,168,368          --        2,168,368

Net loss ...........................          --        (110,429)      (110,429)
                                       -----------   -----------    -----------

BALANCE, December 31, 1995 .........     2,291,806      (113,737)     2,178,069

Contributions of capital ...........       711,678          --          711,678

Net loss ...........................          --        (443,094)      (443,094)
                                       -----------   -----------    -----------


BALANCE, December 31, 1996 .........   $ 3,003,484   $  (556,831)   $ 2,446,653
                                       ===========   ===========    ===========

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                              CUMULATIVE
                                                                                          PERIOD FROM         PERIOD FROM
                                                                                        OCTOBER 24, 1994    OCTOBER 24, 1994
                                                                                           (DATE OF            (DATE OF
                                                           YEAR ENDED DECEMBER 31,       INCEPTION) TO       INCEPTION) TO
                                                        ----------------------------      DECEMBER 31,        DECEMBER 31,
                                                            1996            1995             1994                1996
                                                        ------------    ------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   $   (443,094)   $   (110,429)   $         (3,308)   $       (556,831)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Equity in loss of unconsolidated partnership ...         96,850          46,206                --               143,056
     Limited partner interest in net loss of
       consolidated subsidiary ......................            227          (1,830)               --                (1,603)
     Depreciation and amortization ..................         11,275             211                  38              11,524
     Amortization of  debt discount and
       issuance costs ...............................         14,008            --                  --                14,008
     Loss on disposal of non-network equipment ......           --                31                --                    31
     Changes in assets and liabilities:
        Receivables .................................        (15,871)           (340)               --               (16,211)
        Inventory ...................................        (72,414)           --                  --               (72,414)
        Prepaid expenses and other assets ...........        (21,608)           (178)                (10)            (21,796)
        Accounts payable and accrued expenses .......        231,754          47,503               3,745             283,002
        Long-term compensation obligation ...........          9,500           1,856                --                11,356
                                                        ------------    ------------    ----------------    ----------------
          Net cash provided by (used in)
            operating activities ....................       (189,373)        (16,970)                465            (205,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................       (683,886)        (31,763)               (451)           (716,100)
  Proceeds on sale of equipment .....................           --                37                --                    37
  Microwave relocation costs ........................       (123,354)           --                  --              (123,354)
  Purchase of PCS licenses ..........................           --        (2,006,156)           (118,438)         (2,124,594)
  Investment in unconsolidated partnerships .........       (190,390)       (131,752)               --              (322,142)
  Loan to unconsolidated partnership ................       (231,964)           (655)               --              (232,619)
  Payment received on loan to unconsolidated
    partnership .....................................          5,950            --                  --                 5,950
                                                        ------------    ------------    ----------------    ----------------
          Net cash used in investing activities .....     (1,223,644)     (2,170,289)           (118,889)         (3,512,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from partners ............................        167,818            --                  --               167,818
  Proceeds from issuance of long-term debt ..........        674,201            --                  --               674,201
  Payments on long-term debt ........................            (24)           --                  --                   (24)
  Debt issuance costs ...............................        (71,791)           --                  --               (71,791)
  Partner capital contributions .....................        711,678       2,183,368             123,438           3,018,484
                                                        ------------    ------------    ----------------    ----------------
          Net cash provided by financing
            activities ..............................      1,481,882       2,183,368             123,438           3,788,688
                                                        ------------    ------------    ----------------    ----------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................         68,865          (3,891)              5,014              69,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......          1,123           5,014                --                  --
                                                        ------------    ------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $     69,988    $      1,123    $          5,014    $         69,988
                                                        ============    ============    ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     - Interest paid, net of amount capitalized .....   $        323    $       --      $           --      $            323

  NON-CASH INVESTING ACTIVITIES:
     - Capital expenditures and microwave
       relocation costs of $807,241 for the
       year ended December 31, 1996 are net
       of construction obligations of $714,934.

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION

Sprint Spectrum Holding Company, L.P. (the "Company" and "Holdings") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc. (formerly known as TCI Telephony Services, Inc. as successor to TCI Network Services), Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). Holdings was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1996 and 1995:

                  Sprint Enterprises, L.P.           40%
                  TCI Spectrum Holdings, Inc.        30%
                  Cox Telephony Partnership          15%
                  Comcast Telephony Services         15%

Each Partner's ownership interest consists of a 99% general partner interest and a 1% limited partnership interest.

The Company is consolidated with certain subsidiaries, including NewTelco, L.P. and Sprint Spectrum L.P. which, in turn, has several subsidiaries. Sprint Spectrum L.P.'s subsidiaries are Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo"), Sprint Spectrum Finance Corporation ("FinCo"), and WirelessCo. MinorCo, L.P. ("MinorCo") held the remaining ownership interests in NewTelco, L.P., Sprint Spectrum L.P., EquipmentCo, RealtyCo and WirelessCo at December 31, 1996. RealtyCo and EquipmentCo were organized on May 15, 1996 for the purpose of holding PCS network-related real estate interests and assets. FinCo was formed on May 20, 1996 to be a co-obligor of the debt obligations discussed in Note 5.


VENTURE FORMATION AND AFFILIATED PARTNERSHIPS - A Joint Venture Formation Agreement (the "Formation Agreement"), dated as of October 24, 1994, and subsequently amended as of March 28, 1995, and January 31, 1996, was entered into by the Parents, pursuant to which the Parents agreed to form certain entities to (i) provide national wireless telecommunications services, including acquisition and development of personal communications service ("PCS") licenses, (ii) develop a PCS wireless system in the Los Angeles-San Diego Major Trading Area ("MTA") and (iii) take certain other actions.

On October 24, 1994, WirelessCo was formed and on March 28, 1995, additional partnerships were formed consisting of Holdings, MinorCo, NewTelco, L.P., and Sprint Spectrum L.P. The Partners' ownership interests in WirelessCo were initially held directly by the Partners as of October 24, 1994, the formation date of WirelessCo, but were subsequently contributed to Holdings and then to Sprint Spectrum L.P. on March 28, 1995.

Prior to July 1, 1996, substantially all wireless operations of Sprint Spectrum L.P. and subsidiaries were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred these net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P., EquipmentCo and RealtyCo.

SPRINT SPECTRUM HOLDING COMPANY, L.P. (FORMERLY KNOWN AS MAJORCO, L.P.) PARTNERSHIP AGREEMENT - The Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (the "MajorCo Agreement"), dated as of January 31, 1996, among Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership provides that the purpose of the Company is to engage in wireless communications services. The MajorCo Agreement provides for the governance and administration of partnership business, allocation of profits and losses (including provisions for special and curative allocations), tax allocations, transactions with partners, disposition of partnership interests and other matters.

The MajorCo Agreement generally provides for the allocation of profits and losses according to each Partner's proportionate percentage interest, after giving effect to special allocations. After special allocations, profits are allocated to partners to the extent of and in proportion to cumulative net losses previously allocated. Losses are allocated, after considering special allocations, according to each Partner's allocation of net profits previously allocated.

The MajorCo Agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for fiscal 1997 has not yet been approved by the partnership board. An additional Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognizes that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that $1.0 billion of the balance of the Total Mandatory Contributions amount shall be contributed to Sprint Spectrum L.P.

At December 31, 1996, approximately $3.0 billion of the Total Mandatory Contributions had been contributed by the Partners to Holdings and its affiliated partnerships, of which $2.6 billion had been contributed to Sprint Spectrum L.P.

PARENT UNDERTAKING - Each Parent has entered into an agreement which provides for certain undertakings by each Parent in favor of other Partners and which addresses certain obligations of the Parent pertaining to items including provision of services, confidentiality, foreign ownership, purchasing, restrictions on disposition and certain other matters.

DEVELOPMENT STAGE ENTERPRISES - The Company and its subsidiaries are development stage enterprises. The success of the Company's development is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations, successfully deploying the PCS network and attaining profitable levels of market demand for Company products and services.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements have been prepared from the date of inception, October 24, 1994, for WirelessCo, and from the dates of inception, for other consolidated subsidiaries, through December 31, 1996. The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

MinorCo, the limited partner, has been allocated approximately $227,000 in income and $1,830,000 of losses incurred by NewTelco, L.P. for the years ended December 31, 1996 and 1995, respectively, as losses in excess of the general partner's capital account (which consisted of $1,000) are to be allocated to the limited partner to the extent of its capital account.

TRADEMARK AGREEMENT - Sprint(R) is a registered trademark of Sprint Communications Company, L.P. and is licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint.

REVENUE RECOGNITION - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is sold to a customer or an unaffiliated agent.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in Accounts payable in the consolidated balance sheets.

ACCOUNTS RECEIVABLE - Accounts receivable are net of an allowance for doubtful accounts of approximately $202,000 at December 31, 1996. No allowance was recorded for the year ended December 31, 1995.

INVENTORY - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at lower of cost or replacement cost. Gains and losses on the sales of handsets are recognized at the time of sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation. When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

INVESTMENT IN PCS LICENSES AND OTHER INTANGIBLES - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Amortization expense of $1,711,000 is included in Depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 1996. No amortization expense was recorded in 1995 or 1994. Interest expense capitalized pertaining to the acquisition of the PCS licenses has been included in Property, plant and equipment.

The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

CAPITALIZED INTEREST - Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. The total capitalized in 1996 was approximately $30,461,000. There were no amounts capitalized in 1995 or 1994.

DEBT ISSUANCE COSTS - Included in Other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Amortization expense for the year ended December 31, 1996 was approximately $1,944,000.

MAJOR CUSTOMER - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated statement of operations for the year ended December 31, 1996.

INCOME TAXES - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

FINANCIAL INSTRUMENTS - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1996 is included in Note 5.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation.


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                  1996          1995
                                                               ----------    ----------
Land .......................................................   $      905    $     --
Buildings and leasehold improvements .......................       86,467          --
Office furniture and fixtures ..............................       68,210         2,902
Network equipment ..........................................      255,691          --
Telecommunications plant - construction work in progress ...    1,006,990        29,200
                                                               ----------    ----------
                                                                1,418,263        32,102
Less accumulated depreciation ..............................       (9,583)         (205)
                                                               ----------    ----------

                                                               $1,408,680    $   31,897
                                                               ==========    ==========

4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

AMERICAN PCS, L.P. - On January 9, 1995, WirelessCo acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications II, L.P. ("APC II") holds a 51% partnership interest in APC and is the general managing partner. The investment in APC is accounted for under the equity method. Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliate fees. Effective August 31, 1996, WirelessCo's interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the partnership agreement. Summarized financial information is as follows (in thousands):

                                                     December 31,   December 31,
                                                         1996           1995
                                                     ------------   ------------
Total assets .....................................   $    331,556   $    237,326
Total liabilities ................................        450,690        171,180
Total revenues ...................................         71,838          5,153
Net loss .........................................        202,626         51,551

The partnership agreement between the Company and APC II specifies that losses are allocated based on percentage ownership interests and certain other factors. In January 1997, the Company and APC II amended the APC partnership agreement with respect to the allocation of profits and losses. For financial reporting purposes, profits and losses are to be allocated in proportion to Holdings' and APC

II's respective partnership interests, except for costs related to stock appreciation rights and interest expense attributable to the FCC interest payments which shall be allocated entirely to APC II.

Holding's investment in APC was approximately $75,546,000 at December 31, 1995. Holdings share of the losses of APC for the year ended December 31, 1996, totaling approximately $96,850,000, has exceeded its investment balance by approximately $20,554,000.

The unamortized excess of the Company's investment over its equity in the underlying net assets of APC at the date of acquisition was approximately $10,139,000. This excess investment has been eliminated as a result of the recognition of Holding's equity in APC's losses. Amortization included in equity in loss of unconsolidated partnership prior to such elimination totaled approximately $128,000 and $240,000 for the years ended December 31, 1996 and 1995, respectively.

The call option in APC acquired on January 9, 1995, provides the Company with the right to purchase an additional interest in APC from APC II in annual increments beginning five years after the initial PCS network build-out is completed. The first increment, an additional 20% of the APC II ownership interest, can be acquired in each of the fifth through seventh years with the remaining interest available for purchase in the eighth through tenth year. APC II also has the right to put a portion of its ownership interest to the Company on an annual basis beginning after the completion of the initial PCS network build-out, through the fifth anniversary date the greater of (i) one-fifth of APC II's initial percentage interest of 51% in APC or (ii) the portion of APC II's interest equal to APC II's obligation for annual FCC payments to be made by APC. The exercise price of the call and put options are based on the Fair Value, as defined, of APC at the date of exercise. The amount recorded at December 31, 1996 and 1995 for such option, net of accumulated amortization, was $9,250,000 and $10,000,000, respectively. As of December 31, 1996, APC II has not exercised any put options. The Company is committed to arrange or provide certain funding for procurement of APC's CDMA network. APC is under a contractual obligation to repay any amounts provided by the Company, plus interest.

During the initial five year build-out period, which began in December 1994, APC II and the Company are obligated as follows: (a) APC II is obligated to make capital contributions in an amount equal to the aggregate principal and interest payments to the FCC, provided APC II has sufficient cash flows or can obtain financing from a third party; (b) if APC II is unable to meet such obligation, the Company is required to contribute the shortfall, upon ten days prior notice. Under certain circumstances, APC II has the right and is obligated to exercise its put right to the extent necessary to fund additional capital contributions; (c) the Company is required to contribute to APC cash necessary for operations up to an amount of approximately $98 million; and (d) the Company is obligated to fund the cash requirements of APC in excess of that described in (a), (b), and (c) above, in the form of either loans or additional capital up to $275 million. As of December 31, 1996, $98 million of equity had been contributed and approximately $232 million of partner advances had been extended, fulfilling the Company's obligations under (c) and (d) above. In January 1997, additional advances of $20 million were extended. All advances were repaid in full in February 1997 and no further obligation for (c) and (d) above exists.

COX COMMUNICATIONS PCS, L.P. - On December 31, 1996, the Company acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Cox Pioneer Partnership ("CPP") holds a 50.5% general and a 0.5% limited partner interest and is the general and managing partner. The investment in Cox PCS is accounted for under the equity method. As of December 31, 1996, approximately $168 million in equity, including $2.45 million to PCS Leasing Co, L.P.

("LeasingCo"), a wholly owned subsidiary of Cox PCS, had been contributed to Cox PCS by the Company. The excess of the Company's investment over its equity in the underlying net assets on December 31, 1996 was approximately $32.7 million. A portion of the initial contribution totaling approximately $23 million was payable at December 31, 1996.

Under the terms of the partnership agreement, CPP and the Company are obligated as follows: (a) if the FCC consents to the assumption and recognition of the license payment obligations by Cox PCS, CPP is obligated to make capital contributions in an amount equal to such liability and related interest; (b) if the FCC does not consent, Cox PCS is obligated to reimburse Cox Communications, Inc. for interest payments exceeding the amount that would have been payable by Cox Communications, Inc. to the FCC had the interest rate been 5.875% through the date that Cox Communications, Inc. completes refinancing of the FCC liability; (c) the Company is obligated to make capital contributions of approximately $369,908,000 to Cox PCS; (d) the Company is not obligated to make any cash capital contributions upon the assumption by Cox PCS of the FCC payment obligations until CPP has contributed cash in an amount equal to the aggregate principal and interest of such obligations; and, (e) CPP and the Company are obligated to make additional capital contributions in an amount equal to such partner's percentage interest times the amount of additional capital contributions being requested. Additionally, the Company acquired a 49% limited partner interest in LeasingCo. LeasingCo is a limited partnership formed to acquire, construct or otherwise develop equipment and other personal property to be leased to Cox PCS. The Company is not obligated to make additional capital contributions beyond the initial funding of approximately $2,450,000.

Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the year ended December 31, 1996, allocable costs of approximately $7,339,000 are netted against the related operating expense captions in the accompanying consolidated statement of operations and in receivables from affiliates in the consolidated balance sheet. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $6 million at December 31, 1996.


5. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

Long-term debt consists of the following at of December 31, 1996 (in thousands):

11% Senior Notes due in 2006 ........................................   $250,000
12 1/2% Senior Discount Notes due in 2006, net
   of unamortized discount of $214,501 ..............................    285,499
Credit facility - term loan .........................................    150,000
Other ...............................................................        742
                                                                        --------

Total debt ..........................................................    686,241
Less current maturities .............................................         49
                                                                        --------

Long-term debt ......................................................   $686,192
                                                                        ========

SENIOR NOTES AND SENIOR DISCOUNT NOTES - In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                                SENIOR DISCOUNT
                                                  SENIOR NOTES       NOTES
                                                   REDEMPTION     REDEMPTION
             YEAR                                     PRICE          PRICE
             ----                                 ------------  ---------------
  2001 .......................................      105.500%        110.000%
  2002 .......................................      103.667%        106.500%
  2003 .......................................      101.833%        103.250%
  2004 and thereafter ........................      100.000%        100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries.

BANK CREDIT FACILITY - Sprint Spectrum L.P. (the "Borrower") entered into an agreement with The Chase Manhattan Bank ("Chase") as administrative agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Borrower purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment, $150 million of which was drawn down subsequent to closing and $150 million of which was to be drawn within 90 days after closing. The amount available under the revolving credit facility was $450 million on December 31, 1996. There were no borrowings under the revolving credit facility as of December 31, 1996. The availability will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 2002. Further reductions may be required after January 1, 2000, to the extent that the Borrower meets certain financial conditions. Subsequent to December 31, 1996, the Borrower drew down $200 million under the revolving credit facility.

The term loans are due in sixteen consecutive quarterly installments beginning January 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Company's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1996, the interest rate on the first $150 million term loan was 8.19%.

Borrowings under the Bank Credit Facility are secured by the Company's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing (Note 6) and certain other indebtedness of the Company. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and Vendor Financing agreements (Note 6) contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

The estimated fair value of the Company's long-term debt at December 31, 1996 is as follows (in thousands):

                                                     Carrying         Estimated
                                                      Amount         Fair Value
                                                     --------        ----------
11% Senior Notes                                     $250,000         $270,625
12 1/2% Senior Discount Notes                         285,499          337,950
Credit facility - term loan                           150,000          151,343


At December 31, 1996, scheduled maturities of long-term debt during each of the next five years are as follows (in thousands):

                       1997                   $     49
                       1998                         54
                       1999                         60
                       2000                         66
                       2001                    192,459


6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - Minimum rental commitments as of December 31, 1996, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, are as follows (in thousands):

                       1997                   $ 68,616
                       1998                     61,186
                       1999                     57,407
                       2000                     38,356
                       2001                     13,468

Gross rental expense for cell and switch sites aggregated approximately $13,097,000 for the year ended December 31, 1996. Gross rental expense for office space approximated $11,432,000, $687,000 and $105,000 for the years ended December 31, 1996 and 1995, and the period from October 24, 1994 (date of inception) through December 31, 1994, respectively. Certain leases contain renewal options that may be exercised from time to time and are excluded from the above amounts.

PROCUREMENT CONTRACTS - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent Technologies, Inc., "Lucent") and Northern Telecom, Inc. ("Nortel" and together with Lucent, the "Vendors") for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

HANDSET PURCHASE AGREEMENTS - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1996, the Company purchased $85 million under the agreement. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into a second three-year purchase and supply agreement for the purchase of handsets and other equipment totaling more than $600 million. Purchases under the second agreement will commence on or after April 1, 1997, and the total purchase commitment must be satisfied during the three-year period after the initial handset purchase.

VENDOR FINANCING - As of October 2, 1996, the Company entered into financing agreements with Nortel and Lucent for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors.

Nortel has committed to provide financing in two phases. During the first phase, Nortel will finance up to $800 million. Once the full $800 million has been utilized and the Company obtains additional equity commitments and/or subordinated unsecured loans of at least $400 million and achieves certain operating conditions, Nortel will finance up to an additional $500 million. The amount available under the Nortel facility was $1.3 billion on December 31, 1996. In addition, the Company will be obligated to pay origination fees on the date of the initial draw down loan under the first and second phases. The Nortel agreement terminates on the earliest of (a) the date the availability under the commitments is reduced to zero, (b) December 31, 2000, or (c) March 31, 1997 if no borrowings under the agreements have been drawn.

Lucent has committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. Subsequent to December 31, 1996, the Company borrowed approximately $274 million under the Lucent facility.

Certain amounts included under Construction Obligations on the consolidated balance sheet may be financed under the Vendor Financing agreements.

The principal amounts of the loans drawn under both the Nortel and Lucent agreements are due in twenty consecutive quarterly installments, commencing on the date which is thirty-nine months after the last day of such "Borrowing Year" (defined in the agreements as any one of the five consecutive 12-month periods following the date of the initial drawdown of the loan). The aggregate amount due each year is equal to percentages ranging from 10% to 30% multiplied by the total principal amount of loans during each Borrowing Year.

The agreements provide two borrowing rate options. During the first phase of the Nortel agreement and throughout the term of the Lucent agreement "ABR Loans" bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 2%. "Eurodollar Loans" bear interest at the London interbank (LIBOR) rate (any one of the 30-, 60- or 90-day rates, at the discretion of the Company), plus 3%. During the second phase of the Nortel agreement, ABR Loans bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5%; and Eurodollar loans bear interest at the LIBOR rate plus 2.5%. Interest from the date of each loan through one year after the last day of the Borrowing Year is added to the principal amount of each loan. Thereafter, interest is payable quarterly.

Borrowings under the Vendor Financing are secured by the Shared Lien (Note 5). The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

SERVICE AGREEMENT - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001.

The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

8. EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint Corporation through December 31, 1995. Amounts paid to Sprint Corporation relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $323,000 in 1995. No expense was incurred through December 31, 1994.

The Company maintains short-term and long-term incentive plans. All salaried employees are eligible for the short-term incentive plan commencing at date of hire. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $12,332,000 and $3,491,000 for the years ended December 31, 1996 and 1995, respectively. No expense was incurred through December 31, 1994.

LONG-TERM COMPENSATION OBLIGATION - Effective July 1, 1996, a long-term compensation plan was adopted. Employees meeting certain eligibility requirements are considered to be participants in the plan. Participants will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants may elect a payout of the amount due or convert 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term will be made in the third quarter of 1998. Appreciation units vest 25% per year commencing on the second anniversary of the date of grant. Participants have until March 15, 1997 to make payout or conversion elections. For the years ended December 31, 1996 and 1995, $9.5 million and $1.9 million, respectively, has been expensed. The ultimate liability will be based on actual payout vs. conversion elections and the final results of an independent valuation of the

Company as of June 30, 1997. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

SAVINGS PLAN - Effective January, 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participants discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $1,125,000 in 1996.

PROFIT SHARING (RETIREMENT) PLAN - Effective January, 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's 401(k) plan. Vesting occurs once a participant completes five years of service. For the year ended December 31, 1996, expense under the profit sharing plan approximated $726,000.

9. RELATED PARTY TRANSACTIONS

BUSINESS SERVICES - The Company reimburses Sprint Corporation for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint Corporation on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage. Allocated expenses of approximately $11,900,000 and $2,646,000 are included in Selling and General and administrative expense in the consolidated statement of operations for 1996 and 1995, respectively. No reimbursement was made through December 31, 1994.

PAGING SERVICES - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the year ended December 31, 1996, Sprint Communications received agency fees of approximately $4.9 million.

ADVANCES FROM PARTNERS - In December 1996, the Partners advanced approximately $168 million to the Company, which was contributed to Cox PCS (Note 4). The advances bear interest at the prime rate (8.25% at December 31, 1996) and were repaid in February 1997.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands):

               1996                     First      Second     Third      Fourth
               ----                     -----      ------     -----      ------
Operating revenues .................   $  --      $  --      $   --     $  4,175
Operating expenses .................    30,978     46,897      87,135    195,038
Net loss ...........................    67,425     90,770     101,497    183,402

               1995
               ----
Operating revenues .................   $  --      $  --      $   --     $   --
Operating expenses .................     3,655      4,589      11,844     46,463
Net loss ...........................     6,789      9,718      19,488     74,434

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TELE-COMMUNICATIONS, INC.


Dated:  March 28, 1997                       By   /s/  John C. Malone
                                                --------------------------------
                                                   John C. Malone
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature                      Title                        Date
                ---------                      -----                        ----
/s/   John C. Malone                Chairman of the Board,                March 28, 1997
------------------------------          Chief Executive
      John C. Malone                    Officer and Director




 /s/  Jerome H. Kern                Director                              March 28, 1997
------------------------------
      Jerome H. Kern



 /s/  John W. Gallivan              Director                              March 28, 1997
------------------------------
      John W. Gallivan



 /s/  Donne F. Fisher               Director                              March 28, 1997
------------------------------
      Donne F. Fisher



 /s/  J.C. Sparkman                 Director                              March 28, 1997
------------------------------
      J.C. Sparkman



 /s/  Paul A. Gould                 Director                              March 28, 1997
------------------------------
      Paul A. Gould



 /s/  Leo J. Hindery, Jr.           President and Chief Operating         March 28, 1997
------------------------------          Officer
      Leo J. Hindery, Jr.



 /s/  Stephen M. Brett              Executive Vice President              March 28, 1997
------------------------------          and Secretary
      Stephen M. Brett



 /s/  Brendan R. Clouston           Executive Vice President and          March 28, 1997
------------------------------          Chief Financial Officer
      Brendan R. Clouston               (Principal Financial Officer)




 /s/  Gary K. Bracken               Senior Vice President of              March 28, 1997
------------------------------          TCI Communications, Inc.
      Gary K. Bracken                   (Principal Accounting Officer)


                                EXHIBIT INDEX


Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1    The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996 and January 25, 1996.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.2     Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.8     Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.9     Consulting Agreement, dated as of January 1, 1996, between
                 Tele-Communications, Inc. and Donne F. Fisher.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.10    Consulting Agreement, dated as March 11, 1995, between
                 Tele-Communications, Inc. and J.C. Sparkman.*

    10.11    Deferred Compensation Plan for Non-Employee Directors, effective on November 1, 1992.* Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.12    Amended and Restated Employment Agreement, dated as of July 18,
                 1995, among Tele-Communications, Inc., Tele-Communications International, Inc. and Fred A. Vierra.*
                    Incorporated herein by reference to Tele-Communications
                       International, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-80491).

    10.13    Employment Agreement, dated as of January 1, 1993, between
                 Tele-Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.14    Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele- Communications, Inc. and Larry E. Romrell.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

    10.15    Form of 1992 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

                                                                     (continued)

    10.16    Form of 1993 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.17    Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement, dated as of November 12, 1993, by and between
                 Tele-Communications, Inc. and Jerome   H. Kern.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.18    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, Liberty Media Corporation and grantee relating to stock appreciation rights granted pursuant to letter dated September 17, 1991.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

    10.20    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.21    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

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

    10.23    Form of letter dated September 17, 1991 from Liberty Media
                 Corporation to grantee relating to grant of stock appreciation rights.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.24    Form of letter dated July 26, 1993 from Liberty Media Corporation to grantee relating to grant of options and stock appreciation rights.*
                    Incorporated by reference to Tele-Communications, Inc.'s
                       Post Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.25    Form of Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post
                       Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.26    Forms of Assumption and Amended and Restated Stock Option
                 Agreements relating to options granted under the United Artists Entertainment Company 1988 Incentive and Non-Qualified Stock Option Plan and executed by employees who did not have employment agreements with United Artists Entertainment Company.*
                    Incorporated herein by reference to Tele-Communications,
                       Inc.'s Post-Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-43009).

    10.27    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

    10.28    Form of 1994 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

                                                                     (continued)

    10.29    Qualified Employee Stock Purchase Plan of Tele-Communications,
                 Inc., as amended.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).

    10.30    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.31    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.32    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.33    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.34    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.35    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

    10.36    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.37    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.38    The Tele-Communications International, Inc. 1995 Stock Incentive
                 Plan. Incorporated herein by reference to Tele-Communications International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

    10.39    Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International 1995 Stock Incentive Plan.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.40    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.41    Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).


    10.42    Restricted Stock Award Agreement, made as of July 1, 1996, among
                 Tele-Communications, Inc., Brendan Clouston and WestMarc Communictions, Inc. *

    10.43    Option Agreement, dated as of December 4, 1996, by and between TCI
                 Satellite Entertainment, Inc. and Brendan R. Clouston.*
                    Incorporated herein by reference to the TCI Satellite
                       Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).
                                                                     (continued)

    10.44    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Telephony Services, Inc., Grantee and Tele-Communications, Inc.*

    10.45    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*

    10.46    Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December 1996 by and among TCI Internet Services, Inc., Grantee and Tele-Communications, Inc. *

    10.47    Letter Agreement, dated December 26, 1996, by Tele-Communications,
                 Inc. to purchase WestMarc Series C Cumulative Compounding Redeemable Preferred Stock from Larry E. Romrell.

    10.48    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).

    10.49    Employee Stock Purchase Plan for Bargaining Unit Employees of
                 Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-60843).

    10.50    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC
                 Midwest, Inc. d/b/a TCI of Central Indiana.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).

    10.51    The Settlement Plan and Rabbi Trust Agreement Entered into
                 Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the
                       Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64829).

    10.52    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI
                    of Northern New Jersey, Inc.* Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

                                                                     (continued)

    10.53    Amended and Restated Agreement of Limited Partnership of MajorCo,
                 L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by
                    Tele-Communications, Inc. and Sprint Corporation. Incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 9, 1996
                       (Commission File No. 0-20421).

    10.54    Amended and Restated Stock Purchase Agreement, dated as of April
                 25, 1995, by and among Eduardo Eurnekian, stockholders of shares of the Common Stock of Cablevision S.A., Televisora Belgrano S.A., Construred S.A., Univent's S.A., and TCI International Holdings, Inc.
             Amended and Restated Stockholders Agreement, dated April 25, 1995, between Eduardo Eurnekian and TCI International Holdings, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated May 4, 1995, as amended by
                       Form 8-K/A (Commission File No. 0-20421).

    10.55    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc.,
                 Tele-Communications, Inc. and TCI Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom
                 International, Inc., Tele-Communications, Inc. and TCI
                 Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between
                 Viacom International, Inc. and Viacom International Services, Inc.
                    Incorporated herein by reference to the Company's Current
                       Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).

    10.56    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.57    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.58    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

    10.59    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.60    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.61    Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.62    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher
                 Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.63    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.64    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.65 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.66    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).
                                                                     (continued)

    10.67    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.68    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.69    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.
                    Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

    10.70    Employment Agreement, effective as of October 1, 1995, by and between Tele-Communications, Inc. and Tony Coelho.*

    10.71    Agreement Regarding Shares, as of April 3, 1996, among ETC w/tci,
                 Inc., Tele-Communications, Inc., TCI ETC Holdings, Inc. and Tony Coelho.(1)

    10.72    1996 Incentive Plan of ETC w/tci, Inc.*

    10.73    Coelho Option Agreement, as of April 3, 1996, betwen ETC w/tci,
                 Inc. and Tony Chelho.*

21 - Subsidiaries of Tele-Communications, Inc.

23.1   Consent of KPMG Peat Marwick LLP.

23.2   Consent of KPMG Peat Marwick LLP.

23.3   Consent of KPMG Peat Marwick LLP.

23.4   Consent of KPMG Audit Plc.

23.5   Consent of Deloitte & Touche LLP.

23.6   Consent of Price Waterhouse LLP.

27 - Financial data schedule

*Constitutes management contract or compensatory arrangement.

(1) Certain exhibits have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.