Form 10-K/A
period 1996-12-31
TELE COMMUNICATIONS INC /CO/
filed 1997-04-30
CIK 925692

                                 UNITED STATES

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

Commission File Number 0-20421



                          TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        State of Delaware                               84-1260157
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
         Englewood, Colorado                                    80111
--------------------------------------                 ------------------------
(Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:  (303) 267-5500

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
                    Preferred Stock, par value $.01 per share

         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                          ----       ----

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


                                  Dated:  April 30, 1997
                                  TELE-COMMUNICATIONS, INC.
                                  (Registrant)


                                  By  /s/ Stephen M. Brett
                                    --------------------------------
                                      Stephen M. Brett
                                      Executive Vice President and Secretary

                                   PART III.

Item 10.         Directors and Executive Officers of the Registrant.

         The following lists the directors and executive officers of Tele-Communications, Inc. ("TCI" or the "Company"), their birth dates, a description of their business experience and positions held with the Company as of April 15, 1997. Directors of TCI are elected to staggered three-year terms with one-third elected annually. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders held during the year footnoted opposite their names. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
John C. Malone (3)                   TCI director since June of 1994; Chairman of the Board of TCI from
Born March 7, 1941                   November 1996; Chief Executive Officer of TCI from January of 1994;
                                     President of TCI from January of 1994 through March of 1997; Chief
                                     Executive Officer of TCI Communications, Inc. ("TCIC") from March of
                                     1992 to October of 1994 and President of TCIC from 1973 to October of
                                     1994; Chairman of the Board and director of Tele-Communications
                                     International, Inc. ("International") since May 1995; director of TCI
                                     Pacific Communications, Inc. ("TPAC") since July 1996; is President and a director of many of the Company's subsidiaries; director of BET
                                     Holdings, Inc., The Bank of New York and TCI Satellite Entertainment,
                                     Inc. ("Satellite"); TCIC director since 1973.

Donne  F. Fisher (1)                 Executive Vice President of TCI from January of 1994 through January 1,
Born May 24, 1938                    1996; on January 1, 1996, Mr. Fisher resigned his position as Executive
                                     Vice President of TCI; Mr. Fisher has provided consulting services to
                                     TCI since January, 1996; Executive Vice President of TCIC from December of 1991 to October of 1994; was previously Senior Vice President of
                                     TCIC since 1982 and Treasurer since 1970; TCI director since June of
                                     1994; TCIC director since 1980; also a director of TPAC, General
                                     Communication, Inc., DMX Inc. and United Video Satellite Group, Inc.

John W. Gallivan (2)                 Chairman of the Board of Kearns-Tribune Corporation ("Kearns"), a
Born June 28, 1915                   newspaper publishing concern; also a director of Silver King Mining
                                     Company; TCI director since June of 1994; TCIC director from 1980 to
                                     August of 1994 and since January of 1996.

Kim Magness (1)                      TCI director since June of 1994; TCIC director from 1985 to August of
Born May 17, 1952                    1994 and since January of 1996. Manages numerous personal and business investments, and is Chairman and President of a company developing liners for irrigation canals.

Robert A. Naify (3)                  TCI director since June of 1994; TCIC director from 1987 to August of
Born February 17, 1922               1994; also Co-Chairman and a director of The Todd-AO Corporation.

                                                                     (continued)


                                    III-1

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
Jerome H. Kern (2)                   TCI director since June of 1994; TCIC director from December of 1993 to
Born June 1, 1937                    August of 1994; director of Tele-Communications International, Inc.
                                     ("International"), a subsidiary of TCI, since May, 1995; also is
                                     Special Counsel with the law firm of Baker & Botts, L.L.P., since July,
                                     1996; was a senior partner with Baker & Botts, L.L.P. since September of 1992.  Prior to joining Baker & Botts, L.L.P., was senior partner with the Law Offices of Jerome H. Kern from January 1, 1992 to
                                     September 1, 1992.

Tony Coelho (3)                      TCI director since June, 1994; Appointed TCIC director from March of
Born June 14, 1942                   1994 to August of 1994; is chairman of the board and chief executive officer of ETC w/tci, Inc. (TCI's newly formed education subsidiary)
                                     since October 1995; Chairman and Chief Executive Officer of Coelho
                                     Associates, LLC since July of 1995; President and Chief Executive
                                     Officer of Wertheim Schroder Investment Services from 1990 to June of
                                     1995 and Managing Director of Wertheim Schroder & Co., Incorporated
                                     from 1989 to June of 1995; also a director of AutoLend Group, Inc.,
                                     Cyberonics, Inc., ICF Kaiser International, Inc., International
                                     Thoroughbred Breeders, Inc., Service Corporation International and
                                     Tanknology Environ-mental, Inc.

Paul A. Gould (2)                    Director of the Company since December, 1996.  Director of
Born September 27, 1945              International since July 1995.  Managing Director and Executive Vice
                                     President of Allen & Company Incorporated for more than the last five years.  Also a director of National Patent Development Corporation,
                                     Choice International and United Video Satellite Group, Inc.

J. C. Sparkman (1)                   TCI director since December, 1996; Executive Vice President of TCI from
Born September 12, 1932              January of 1994 through March of 1995.  Mr. Sparkman retired in March of 1995.  Mr. Sparkman has provided consulting services to TCI since
                                     March of 1995.  TCIC Executive Vice President from 1987 to October of 1994.
                                     Also a director of Shaw Communications, Inc., DMX Inc. and United Video
                                     Satellite Group, Inc.

Leo J. Hindery, Jr.                  In March of 1997, Mr. Hindery joined TCI as its President and Chief
Born October 31, 1947                Operating Officer.  Mr. Hindery was previously founder, Managing
                                     General Partner and Chief Executive Officer of InterMedia Partners and
                                     its affiliated entities since 1988.  Mr. Hindery was also named
                                     President and a director of TCIC in March of  1997.

Stephen M. Brett                     Executive Vice President, General Counsel and Secretary of TCI since
Born September 20, 1940              January of 1994.  Appointed TCIC Senior Vice President and General
                                     Counsel of TCIC as of December of 1991.  Vice President and Secretary
                                     and a director of most of TCI's subsidiaries.

                                                                     (continued)





                                     III-2

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
Fred A. Vierra                       Executive Vice President of TCI since January of 1994. Chief Executive
Born November 9, 1931                Officer and director of International since October of 1994.  Vice
                                     Chairman of the Board of International since May of 1995.  From October
                                     1994 through May 1995, Mr. Vierra served as Chairman of the Board of
                                     International.  Executive Vice President of TCIC from December of 1991 to October of 1994.

Robert R. Bennett                    President and Chief Executive Officer of Liberty Media Corporation
Born April 19, 1958                  ("Liberty") since April of 1997.  From June 1995 through March 1997, was Executive Vice President, Chief Financial Officer, Secretary and
                                     Treasurer of Liberty.  Prior to June 1995, was Senior Vice President of
                                     Liberty since September 1991 and Vice President of TCIC from 1990 through March 1991 while also holding the titles of Treasurer,
                                     Secretary and Chief Financial Officer of Liberty.

Brendan R. Clouston                  Executive Vice President of TCI since January of 1994; Chief Financial
Born April 28, 1953                  Officer of TCI from March 1997 to April 1997; President and Chief
                                     Executive Officer of TCIC from October of 1994 to March of 1997;
                                     Executive Vice President and Chief Operating Officer of TCIC from March of 1992 to October of 1994; previously Senior Vice President of TCIC since December of 1991.

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

Marvin Jones                         Appointed TCIC Executive Vice President and Chief Operating Officer in
Born September 11, 1937              March 1997.  Named TCIC director in 1997.  President of one of TCIC's three cable units since November 1, 1996.  Consultant since December
                                     1991 in the cable television industry.

Gary K. Bracken                      Controller of TCIC since 1969.  Appointed Senior Vice President of TCIC
Born July 29, 1939                   in December of 1991.  Was named Vice President and Principal Accounting
                                     Officer of TCIC in 1982.  Senior Vice President of TPAC.

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

_______________________________
                                                                     (continued)





                                     III-3

(1)  Director's term expires in 1997.
(2)  Director's term expires in 1998.
(3)  Director's term expires in 1999.


         Mr. Bob Magness, founder and Chairman of the Board of TCI, died in November of 1996. Mr. Magness had been Chairman of the Board and director of TCI since June of 1994 and of TCIC (predecessor company to TCI) since 1973. He had been a TCIC director since 1968. On November 25, 1996, the Board of Directors named John C. Malone to the position of Chairman of the Board to replace Bob Magness. On December 13, 1996, the Board of Directors named Paul
A. Gould as director to fill the unexpired term on the Board of Directors held by Bob Magness.

         Mr. Peter R. Barton was Executive Vice President of TCI since January of 1994 and was President and Chief Executive Officer of Liberty since June of 1990. In April of 1997, Mr. Barton resigned his positions with the Company.

         Mr. Barry P. Marshall was Executive Vice President and Chief Operating Officer of TCIC from October of 1994 through March of 1997. In March of 1997, Mr. Marshall resigned his positions as Executive Vice President and Chief Operating Officer of TCIC. Mr. Marshall was Executive Vice President and Chief Operating Officer of TCI Cable Management Corporation, TCIC's primary operating subsidiary, from March of 1992 through January 1, 1994, where he directly oversaw all of TCIC's regional operating divisions. From 1986 to March of 1992, Mr. Marshall was Vice President and Chief Operating Officer of TCIC's largest regional operating division.

         There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption, except that Bob Magness and Kim Magness were father and son, respectively.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TCI's executive officers and directors, and persons who own more than ten percent of a registered class of TCI's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish TCI with copies of all
Section 16(a) forms they file.

         Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCI with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCI believes that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one report, covering one transaction, was filed late by Mr. Donne F. Fisher, a director of the Company, one report, covering one transaction, was filed late by Mr. J.C. Sparkman, another director of the Company, and one report, covering shares held by minors, was filed late by Mr. Bernard W. Schotters, an officer of the Company.

Item 11.         Executive Compensation.

         (a)     Summary Compensation Table of Tele-Communications, Inc.

         The following table shows, for the three years ended December 31, 1996, all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TCI, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996. Additionally, the following table includes disclosure of all forms of compensation paid to Mr. Bob Magness during the year ended December 31, 1996.
                                                                     (continued)





                                     III-4

         On December 4, 1996, the Company distributed (the "Distribution") to the holders of shares of TCI Group common stock all of the issued and outstanding common stock of Satellite. Certain directors, officers and employees of TCI and its subsidiaries have been granted options to purchase shares of Series A TCI Group common stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group common stock ("TCI SARs"). The TCI Options and TCI SARs have been granted pursuant to various stock plans of TCI (the "TCI Plans"). The TCI Plans give the Board of Directors of TCI (the "TCI Board") the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain transactions, of which the Distribution of Satellite was one.

         The TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase TCI Satellite Entertainment, Inc. Series A common stock ("SATCo Option"), exercisable for the number of shares of TCI Satellite Entertainment, Inc. Series A common stock ("SATCo Series A Stock") that would have been issued in the Distribution in respect of the shares of Series A TCI Group common stock ("TCI Group Series A Stock") subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the record date of the Distribution, and containing substantially equivalent terms as the existing TCI Option, and (ii) an option to purchase TCI Group Series A Stock (a "TCI Group Series A Option"), exercisable for the same number of shares of TCI Group Series A Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the SATCo Option and the TCI Group Series A Option into which it was divided, and all other terms, including date of grant, of the SATCo Option and TCI Group Series A Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding TCI Group Series A SARs and SATCo SARs instead of TCI SARs, and to outstanding restricted stock awards, resulting in the holders thereof holding restricted shares of SATCo Series A Stock in addition to restricted stock of TCI Group Series A Stock, effective immediately prior to the Distribution. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Group Series A Options and TCI Group Series A SARs were granted.

         Prior to the Distribution, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of TCI Group Series A Stock and SATCo Series A Stock, respectively, as necessary to satisfy their respective obligations under such securities.

         TCI, in addition to the TCI Group Series A Stock, has shares of the Tele-Communications, Inc. Series B TCI Group common stock ("TCI Group Series B Stock") the Tele-Communications, Inc. Series A Liberty Media Group common stock ("Liberty Group Series A Stock"), and the Tele-Communications, Inc. Series B Liberty Media Group common stock ("Liberty Group Series B Stock") outstanding. Prior to the Distribution, Satellite was a member of the TCI Group and all of the assets and businesses transferred to Satellite were included in the TCI Group. Accordingly, the Distribution was made to the TCI Group Stockholders and the holders of Liberty Media Group Common Stock did not participate in the Distribution.

         Effective January 14, 1997, the Company issued a stock dividend to holders of Liberty Media Group common stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock owned and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock owned (the "Liberty Group Stock Dividend"). As a result of the Liberty Group Stock Dividend, the number of options granted to purchase Liberty Series A Stock and the price to purchase such options have been adjusted.
                                                                     (continued)





                                     III-5

                                                                    Long-Term Compensation
                                                                ------------------------------
                                Annual Compensation                         Awards
                       -------------------------------------    ------------------------------
                                                   Other                           Securities
                                                   Annual         Restricted       Underlying
                                                  Compen-           Stock           Options/         All Other
 Name and Principal                                sation          Award(s)           SARs         Compensation
      Position         Year     Salary ($)          ($)              ($)            (#) (17)            ($)
--------------------   ----    -----------    --------------    -------------    -------------    ---------------
Bob Magness            1996    $863,462       $ 65,900(3)(4)           ---             ---        $17,000(15)(16)
Formerly Chairman      1995    $850,000       $    ---                 ---       1,475,000(10)    $17,500(15)(16)
   of the Board        1994    $830,769       $    ---                 ---             ---        $ 2,500(16)

John C. Malone         1996    $900,000       $  4,496(3)              ---          50,000(12)    $17,500(15)(16)
Chief Executive        1995    $850,000(1)    $  3,758(3)              ---       1,475,000(10)    $17,500(15)(16)
   Officer             1994    $821,731(1)    $  2,610(3)              ---             ---        $17,500(15)(16)

Fred A. Vierra         1996    $650,000(2)    $  4,231(3)              ---             ---        $15,000(15)
Executive Vice         1995    $650,000(2)    $  3,207(3)       $  380,625(6)      400,000(10)    $15,000(15)
   President           1994    $669,613(2)    $  1,024(3)              ---         295,000(11)    $15,000(15)

Brendan R. Clouston    1996    $650,000       $244,147(3)(5)    $1,999,500(7)      664,106(13)    $15,000(15)
Executive Vice         1995    $550,000       $  3,181(3)       $2,062,500(8)    1,100,000(10)    $15,000(15)
   President           1994    $525,000       $  1,000(3)              ---         295,000(11)    $15,000(15)

Peter R. Barton        1996    $503,846       $  1,315(3)              ---             ---        $ 9,500(15)
Executive Vice         1995    $400,000       $  1,283(3)              ---       1,500,000(10)    $ 9,240(15)
   President           1994    $350,000       $    ---                 ---         295,000(11)    $ 9,240(15)

Larry E. Romrell       1996    $500,000       $  4,910(3)              ---         664,086(14)    $15,000(15)
Executive Vice         1995    $408,654       $  3,788(3)       $1,087,500(9)      442,500(10)    $15,000(15)
   President           1994    $391,347       $  1,659(3)              ---         295,000(11)    $15,000(15)

____________________

(1)      Includes deferred compensation of $320,000 in each of 1995 and 1994.

(2) Includes deferred compensation of $250,000 in each of the years presented.

(3) Consists of amounts reimbursed during the year for the payment of taxes. During 1996, a total of $4,207 was paid to Mr. Clouston and $4,159 was paid to Mr. Magness.

(4) Includes $61,741 in 1996 representing the Company's allocated cost for personal use of the Company's aircraft and flight crew.

(5) Includes $239,940 in 1996 of dividend income received on WestMarc preferred stock which is subject to forfeiture (see note 7 below).

(6) International, a majority owned subsidiary of TCI, has a stock incentive plan (the "International Plan"). On December 13, 1995, pursuant to the International Plan, Mr. Vierra was granted 15,000 restricted shares of Series A Tele-Communications International, Inc. common stock ("TINTA Series A Stock"). Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% of such shares on December 13, 2000. The value of such restricted stock award was $198,750 at the end of 1996 based upon the closing price of TINTA Series A Stock on December 31, 1996. International has not paid cash dividends on TINTA Series A Stock and does not anticipate declaring and paying cash dividends on the TINTA Series A Stock at any time in the foreseeable future.

                                                                     (continued)





                                     III-6

(7) On July 1, 1996, pursuant to a Restricted Stock Award Agreement, Mr. Clouston was transferred all of the Company's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by the Company. Such preferred stock is subject to forfeiture in the event of certain circumstances from the date of grant through December 13, 2005.

(8) The Company has a stock incentive plan, the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). On December 13, 1995, pursuant to the 1994 Plan, Mr. Clouston was granted 100,000 restricted shares of TCI Group Series A Stock and 10,000 restricted shares of SATCo Series A Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% of such shares on December 13, 2000. The value of such restricted stock award was $1,405,000 at the end of 1996 based upon the closing price of TCI Group Series A Stock and SATCo Series A Stock on December 31, 1996. TCI has not paid cash dividends on the TCI Group Series A Stock and does not anticipate declaring and paying cash dividends on the TCI Group Series A Stock at any time in the foreseeable future.

(9) On December 13, 1995, pursuant to the 1994 Plan, Mr. Romrell was granted 40,000 restricted shares of TCI Group Series A Stock, 15,000 restricted shares of Liberty Group Series A Stock and 4,000 restricted shares of SATCo Series A Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% of such shares on December 13, 2000. The value of such restricted stock award was $847,630 at the end of 1996 based upon the closing prices of TCI Group Series A Stock, Liberty Group Series A Stock and SATCo Series A Stock on December 31, 1996. TCI has not paid cash dividends on the Liberty Group Series A Stock and does not anticipate declaring and paying cash dividends on the Liberty Group Series A Stock at any time in the foreseeable future.

(10) On December 13, 1995, pursuant to an incentive plan (the "1996 Plan"), certain executive officers of TCI were granted an aggregate of 2,000,000 Options in tandem with stock appreciation rights to acquire shares of TCI Group Series A Stock, 1,650,000 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock and 200,000 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005.

                                                                     (continued)





                                     III-7

         On December 13, 1995, pursuant to the 1994 Plan, certain executive officers were granted an aggregate of 2,650,000 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of Series A Stock, an aggregate of 1,012,500 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock and 265,000 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Additionally, the Company has a stock incentive plan, the Tele-Communications, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). On December 13, 1995, pursuant to the 1995 Plan, certain key employees were granted an aggregate of 2,757,500 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of Series A Stock, an aggregate of 654,000 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock and 275,750 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005.

         Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of
         (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the applicable Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

(11) On November 17, 1994, pursuant to the 1994 Plan, certain executive officers and other key employees were granted an aggregate of 3,220,000 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of Series A Stock at an adjusted purchase price of $14.19 per share, an aggregate of 1,196,625 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $14.67 per share and 322,000 SATCo Series A Options in tandem with stock appreciation rights at an adjusted purchase price of $23.06 per share. Such options vest evenly over five years, became exercisable beginning on November 17, 1995 and expire on November 17, 2004.

(12) On April 11, 1996, Dr. Malone was granted, pursuant to the International Director Stock Option Plan, options to acquire 50,000 shares of TINTA Series A Stock. For additional information relating to this grant, see note 4 to the table provided pursuant to Item 11(b).

(13) On December 1, 1996, Mr. Clouston was granted options to acquire 10 shares of TCI Telephony Services, Inc. common stock (the "Telephony Options"), 10 shares of TCI Wireline, Inc. common stock (the "Wireline Options") and 10 shares of TCI.NET, Inc. common stock (the "Internet Options"). On December 4, 1996, Mr. Clouston was granted options to acquire 664,076 shares of SATCo Series A Stock. For additional information with respect to such grants, see the notes to the table provided in Item 11(b).

                                                                     (continued)





                                     III-8

(14) On December 1, 1996, Mr. Romrell was granted an option to acquire 10 shares of TCI.NET, Inc. On December 4, Mr. Romrell was granted options to acquire 664,076 shares of SATCo Series A Stock. For additional information with respect to such grants, see the notes to the table provided in Item 11(b).

(15) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of TCI are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

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

         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so, at any time. The ESPP provides for full and immediate vesting of all participants' rights upon termination. In each of the years ending December 31, 1996, 1995 and 1994, TCI contributed $15,000 to the ESPP for Dr. Malone. In each of the years ended December 31, 1996 and 1995, TCI contributed $15,000 to the ESPP for Mr. Magness.

(16) Includes fees paid to directors for attendance at each meeting of the Board of Directors ($500 per meeting). During each of the years ending December 31, 1996, 1995 and 1994, a total of $2,500 of such fees, respectively, were paid to Dr. Malone. During 1996, 1995 and 1994, $2,000, $2,500 and $2,500 was paid to Mr. Magness, respectively.

(17) Adjusted to reflect the effect of the Distribution and the Liberty Group Stock Dividend.

                                                                     (continued)





                                     III-9

         (b) Option/SAR Grants Table of Tele-Communications, Inc. The following table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers of TCI during the year ended December 31, 1996:

                       Number of
                       Securities
                       Underlying        % of Total
                         Options/       Options/SARs
                           SARs           Granted        Exercise or    Market Price                           Grant Date
                          Granted       to Employees     Base Price       on Grant         Expiration         Present Value
Name                        (#)        in Fiscal Year      ($/Sh)        Date ($/Sh)          Date                 ($)
----                    -----------      ----------      ----------      -----------      -------------      ---------------
Brendan R. Clouston         10(1)            50%         $ 855,631(1)    $ 2,100,000(6)   February 1, 2006   $ 13,477,000(9)
                            10(2)            50%         $  12,537(2)    $    12,537(6)   February 1, 2006   $     44,000(10)
                            10(3)        33 1/3%         $  55,246(3)    $   400,000(6)   February 1, 2006   $  3,468,000(11)
                       664,076(4)          28.6%         $    8.86       $    12.625(7)   February 1, 2006   $  5,806,083(12)

Larry E. Romrell            10(3)        33 1/3%         $  55,246(3)    $   400,000(6)   February 1, 2006   $  3,468,000(11)
                       664,076(4)          28.6%         $    8.86       $    12.625(7)   February 1, 2006   $  5,806,083(12)

John C. Malone         50,000(5)             25%         $   16.00       $     20.25(8)   April 11, 2006     $    400,450(13)

-------------------------

(1) Effective December 1, 1996, Mr. Clouston and another employee of TCI were each granted Telephony Options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc. ("TCI Telephony"). The aggregate exercise price for each such option, which is payable to TCI Telephony, is equal to 1.0% of (i) the Company's cumulative investment in TCI Telephony as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less (ii) the sum of (x) $500 million (representing the aggregate initial liquidation price of a TCI Telephony preferred stock) and (y) the amount of the tax benefits generated by the TCI Telephony (up to $500 million) as and when used by TCI. The per share exercise price on the date of grant was $850,029. Any exercise by one of such executive officers of all or part of such options would need to be accompanied by the exercise by such executive officer of a pro rata portion of the option described in note 3 below. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.

(2) Effective December 1, 1996, Mr. Clouston and another employee of TCI were each granted Wireline Options representing 1.0% of the Company's common equity in TCI Wireline, Inc. ("TCI Wireline"). The aggregate exercise price for each such option, which is payable to TCI Wireline, is equal to 1.0% of the Company's cumulative investment in TCI Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. The per share exercise price on the date of grant was $12,502. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.
         Such options must be exercised on a pro rata basis with the Telephony Options as discussed in note 2 above.

                                                                     (continued)





                                     III-10

(3) Effective December 1, 1996, Mr. Clouston, Mr. Romrell and another employee of TCI were each granted Internet Options representing 1.0% of the Company's common equity in TCI.NET, Inc. ("TCI.NET"). The aggregate exercise price for each such option, which is payable to TCI.NET, is equal to 1.0% of the Company's cumulative investment in TCI.NET as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. The per share exercise price on the date of grant was $55,070. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.


(4) On December 4, 1996, Mr. Clouston and Mr. Romrell were each was granted an option to purchase 664,076 shares of SATCo Series A Stock representing 1.0% of the number of shares of Satellite common stock issued and outstanding on the date of the Distribution, determined immediately after giving effect to the Distribution, but before giving effect to the exercise of such option or the other options to be evidenced by a stock option agreement. The aggregate exercise price for such option is equal to 1.0% of TCI's net investment as of the date of the Distribution, but excluding any portion of TCI's net investment that as of such date is represented by a promissory note or other evidence of indebtedness from Satellite to TCI. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006. Another employee of TCI received a 1.0% option and another employee received a 0.5% option.

(5) On April 11, 1996, pursuant to the International Director Stock Option Plan, certain directors of International were granted an aggregate of 200,000 options to acquire shares of TINTA Series A Stock at a purchase price of $16.00 per share. Such options vest evenly over five years, first become exercisable on April 11, 1997 and expire on April 11, 2006.

(6) Represents the market value on December 1, 1996 as determined by the Board of Directors.

(7) Represents the closing market price per share of SATCo Series A Stock on December 5, 1996, the first day of trading following the date of grant.

(8) Represents the closing market price per share of TINTA Series A Stock on April 11, 1996.

(9) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 50% volatility factor;
         (c) the 10-year option term; (d) the market value of the Telephony Option on December 1, 1996 as determined by the Board of Directors of TCI; (e) a per share exercise price of $850,029 on December 1, 1996; and (f) a 6% per annum interest adjustment to the exercise price. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(10) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 55% volatility factor;
         (c) the 10-year option term; (d) the market value of the Wireline Option on December 1, 1996 as determined by the Board of Directors of TCI; (e) a per share exercise price of $12,502 on December 1, 1996; and
         (f) a 6% per annum adjustment to the exercise price. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

                                                                     (continued)





                                     III-11

(11) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 60% volatility factor;
         (c) the 10-year option term; (d) the market value of the Internet Option on December 1, 1996 as determined by the Board of Directors of TCI; (e) a per share exercise price of $55,070 on December 1, 1996; and (f) a 6% per annum interest adjustment to the exercise price. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(12) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.22% discount rate; (b) a 35% volatility factor;
         (c) the 10-year option term; (d) the closing price of SATCo Series A Stock on December 5, 1996; and (e) a per share exercise price of $8.86. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(13) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.25% discount rate; (b) a 35% volatility factor;
         (c) the 10-year option term; (d) the closing price of TINTA Series A Stock on February 14, 1997; and (e) a per share exercise price of $16.00. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table of Tele-Communications, Inc. The following table shows each exercise of stock options and SARs during the year ended December 31, 1996 by each of the named executive officers of TCI and the December 31, 1996 number and year-end value of unexercised options and SARs on an aggregated basis:

                                                                    Number of
                                                                  Securities         Value of
                                                                  Underlying        Unexercised
                                                                  Unexercised      In-the-Money
                                                                  Options/SARs      Options/SARs
                                                                       at                at
                                                                  December 31,      December 31,
                                                                     1996 (#)          1996 ($)
                        Shares Acquired       Value Realized     Exercisable/      Exercisable/
Name                    on Exercise (#)             ($)          Unexercisable     Unexercisable
----                     ------------------  -----------------   -------------     -------------
John C. Malone
 Exercisable
   Series A                     --                  --              1,000,000      $1,850,000
   Liberty Series A             --                  --                375,000      $2,592,750
   TINTA Series A               --                  --                     --              --
   SATCo Series A               --                  --                100,000              --
 Unexercisable
   Series A                     --                  --              1,000,000      $  462,500
   Liberty Series A             --                  --                375,000      $1,503,750
   TINTA Series A               --                  --                 50,000              --
   SATCo Series A               --                  --                100,000              --

                                                                     (continued)





                                     III-12

                                                                    Number of
                                                                    Securities         Value of
                                                                    Underlying       Unexercised
                                                                   Unexercised       In-the-Money
                                                                   Options/SARs      Options/SARs
                                                                        at                at
                                                                   December 31,      December 31,
                                                                     1996 (#)          1996 ($)
                           Shares Acquired      Value Realized     Exercisable/      Exercisable/
Name                        on Exercise (#)             ($)       Unexercisable     Unexercisable
-----                     ------------------  -----------------   -------------     -------------
Fred A. Vierra
   Exercisable
      Series A                     --                  --                235,000      $  358,438
      Liberty Series A             --                  --                 88,125      $  589,301
      TINTA Series A               --                  --                 80,000              --
      SATCo Series A               --                  --                 23,500              --
   Unexercisable
      Series A                     --                  --                165,000      $  104,063
      Liberty Series A             --                  --                 61,875      $  329,749
      TINTA Series A               --                  --                320,000              --
      SATCo Series A               --                  --                 16,500              --

Brendan R. Clouston
   Exercisable
      Series A                     --                  --                730,000     $ 1,040,625
      Liberty Series A             --                  --                198,750     $ 1,461,248
      SATCo Series A               --                  --                 80,125              --
      Telephony                    --                  --                     --              --
      Wireline                     --                  --                     --              --
       Internet                    --                  --                     --              --
   Unexercisable
      Series A                     --                  --              1,145,000     $   520,313
      Liberty Series A             --                  --                129,375     $   861,784
      SATCo Series A               --                  --                771,451     $   674,037
      Telephony                    --                  --                     10     $12,443,692
      Wireline                     --                  --                     10              --
       Internet                    --                  --                     10     $ 3,447,538

Peter R. Barton
   Exercisable
      Series A                     --                  --                719,321     $ 8,018,689
      Liberty Series A             --                  --                569,745     $ 5,479,514
      SATCo Series A               --                  --                 71,933     $   577,631
   Unexercisable
      Series A                     --                  --                226,554     $ 1,336,448
      Liberty Series A             --                  --              1,284,957     $ 4,586,432
      SATCo Series A               --                  --                 22,655     $    96,272

Larry E. Romrell
   Exercisable
      Series A                     --                  --                295,000     $   358,438
      Liberty Series A             --                  --                110,625     $   657,746
      SATCo Series A               --                  --                 29,500              --
      Internet                     --                  --                     --              --
   Unexercisable
      Series A                     --                  --                405,000     $   104,063
      Liberty Series A             --                  --                151,875     $   603,529
      SATCo Series A               --                  --                704,576     $   674,037
      Internet                     --                  --                     10     $ 3,447,538


                                                                     (continued)





                                     III-13

         (d) Compensation of directors. The standard arrangement by which TCI's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of TCI receives additional compensation of $30,000 per year. In addition, the Company's stockholders approved an option plan for its directors (the "Director Stock Option Plan"). Each person who becomes a director of the Company and is not an employee of the Company or any of its subsidiaries will be automatically granted options upon such person's becoming a director. The exercise price of each such subsequently granted option will be equal to the fair market value of the Series A Stock on the date the option is granted. In general, such fair market value will be 95% of the last sale price for the shares of the Series A Stock as reported on the Nasdaq Stock Market on the date of the grant, with the price resulting from such percentage rounded down to the nearest quarter dollar.

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

         There are no other arrangements whereby any of TCI's directors received compensation for services as a director during 1996 in addition to or in lieu of that specified by the aforedescribed standard arrangement.

         (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. Effective November 1, 1992 the employment agreement between TCIC and Dr. Malone, as amended, was further amended and restated. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreements were assumed by TCI. The term of each agreement is extended daily so that the remainder of the employment term shall at all times on and prior to the effective date of the termination of employment as provided by each agreement be five years. Dr. Malone's employment agreement provides for an annual salary of $800,000, subject to increase upon approval of the board of directors. During 1996, Dr. Malone was given a salary increase such that his annual salary in 1996 was $900,000. Dr. Malone has elected to take a reduction in compensation until certain financial goals are reached to the extent of 20% of his compensation. Additionally, this employment agreement provide for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

                                                                     (continued)





                                     III-14

         Prior to Mr. Bob Magness' death, he was party to an employment agreement with comparable provisions to the previously described employment agreement for Dr. Malone.

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

         Dr. Malone's agreement described above also provides that upon termination of such executive's employment by the Company (other than for cause, as defined in the agreement), or if Dr. Malone elects to terminate the agreement because of a change in control of the Company, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

         Dr. Malone's agreement provides that during his employment with the Company and for a period of two years following the effective date of his termination of employment with the Company, unless termination results from a change in control of the Company, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of the Company. However, the agreement provides that such executive may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

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

                                                                     (continued)





                                     III-15

         International and TCI have entered into an Amended and Restated Employment Agreement with Mr. Vierra relating to Mr. Vierra's employment with International as Vice Chairman and Chief Executive Officer, providing for a base salary of $650,000 per year. Mr. Vierra's salary is subject to annual review by the board of directors, which may in its sole discretion increase his salary. Mr. Vierra's salary for 1996 is currently set at $650,00. Mr. Vierra's employment agreement provides for the deferral of a portion of each monthly salary payment so as to result in the deferral of salary at the rate of $250,000 per annum. The deferred amounts are to be paid in monthly installments over a 240-month period commencing on the later of December 31, 1998 and the termination of Mr. Vierra's full-time employment with International, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. In the event of Mr. Vierra's death, all outstanding deferred amounts will be paid in a lump sum to his beneficiaries.

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

         Mr. Vierra's agreement further provides that during his employment with International and for the longer of a period of two years following the effective date of his termination of employment or if Mr. Vierra terminates his employment before the end of the term of his employment in breach of the employment agreement, or if Mr. Vierra is terminated "for cause" (as defined in the employment agreement) by International, until December 31, 1998, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of International or any of International's or TCI's majority owned subsidiaries. However, the agreement provides that Mr. Vierra may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq National Market to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Vierra's business time, attention and efforts will be devoted to the affairs of International.

         The Company and Mr. Romrell entered into an employment agreement on January 1, 1993. Pursuant to an Assignment and Assumption Agreement, dated August 4, 1994, the payment, performance and other obligations of such employment agreement was assumed by TCI. The term of Mr. Romrell's agreement extends through December 31, 1999. Mr. Romrell's employment agreement provides for a base salary of $350,000 per year to be increased by the amount of $25,000 per annum in each succeeding year commencing January 1, 1994. Mr. Romrell's salary is subject to annual review by the board of directors which may in its sole discretion increase his salary. Mr. Romrell's salary for 1996 is currently set at $500,000.

                                                                     (continued)





                                     III-16

         While he is employed by the Company pursuant to his employment agreement, Mr. Romrell is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's executive officers or employees generally.

         Mr. Romrell's employment agreement also provides that upon an earlier termination of Mr. Romrell's employment by the Company without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to Mr. Romrell. Upon his death during the employment term, the Company would pay to Mr. Romrell's beneficiaries a lump sum in an amount equal to the lesser of (i) the compensation due under his employment agreement for the balance of the employment term and (ii) one year's salary. In the event of his disability, the Company would continue to pay Mr. Romrell his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of his death.

         Mr. Romrell's agreement further provides that during his employment with the Company and for the longer of a period of two years following the effective date of his termination of employment or if Mr. Romrell terminates his employment before the end of the term of his employment in breach of the employment agreement, or if Mr. Romrell is terminated "for cause" (as defined in the employment agreement) by the Company, until December 31, 1999, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of TCI or TCI's majority owned subsidiaries. However, the agreement provides that Mr. Romrell may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq National Market to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Romrell's business time, attention and efforts will be devoted to the affairs of the Company.

         (f) Additional information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         The members of the Company's compensation committee are Messrs. Robert
A. Naify, John W. Gallivan and Paul A. Gould, all directors of the Company. None of the members of the compensation committee are or were officers of the Company or any of its subsidiaries.


                                                                     (continued)





                                     III-17

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

         (a) Security ownership of certain beneficial owners. The following table sets forth, as of March 1, 1997, information with respect to the ownership of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Group Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), Convertible Preferred Stock, Series C ("Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock") by each person known to the Company to own beneficially more than 5% of any such class outstanding on that date. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors and, therefore, the TCI Class B Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock are included in the calculation. The number of shares of Dr. Malone includes interests of such individual in shares held by the trustee of TCI's ESPP. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of the ESPP for the benefit of Dr. Malone, which shares are voted at the discretion of the trustee.

                                                            Amount and
       Title                                                 Nature of
        of                 Name and Address                 Beneficial            Percent         Voting
       Class             of Beneficial Owner                 Ownership          of Class(1)      Power (1)
       -----             -------------------                ----------          -----------      ----------
Series A             Donne F. Fisher, Director,           4,110,681(2)(3)               *          20.8%
Series B                individually and as              31,034,936(2)                36.7%
Liberty Series A        personal co-represent-            5,423,725(2)(3)              2.4%
Liberty Series B        ative to the Estate of            7,758,734(2)                36.6%
Class B Pref.           Bob Magness                         129,299(2)                 8.0%
Series C Pref.       5619 DTC Parkway                           --                      --
Series G Pref.       Englewood, Colorado                        --                      --
Series H Pref.                                                  --                      --

Series A             Daniel Ritchie, as personal          3,524,315(2)                  *          20.6%
Series B                co-representative of the         30,785,864(2)                36.4%
Liberty Series A        Estate of Bob Magness             5,169,304(2)                 2.3%
Liberty Series B     2199 South University                7,696,466(2)                36.3%
Class B Pref         Denver, Colorado                       125,000(2)                 7.7%
Series C. Pref                                                   --                     --
Series G Pref.                                                   --                     --
Series H Pref.                                                   --                     --

Series A             John C. Malone, Chief                2,173,166(4)                  *          16.9%
Series B                Executive Officer and            25,287,083(5)(6)             29.9%
Liberty Series A        a Director                        3,929,331(4)(5)              1.7%
Liberty Series B     5619 DTC Parkway                     6,349,270(5)(6)             30.0%
Class B Pref.        Englewood, Colorado                    306,000(5)                18.9%
Series C Pref.                                                   --                     --
Series G Pref.                                                   --                     --
Series H Pref.                                                   --                     --

                                                                     (continued)





                                     III-18

                                                          Amount and
       Title                                              Nature of
        of              Name and Address                  Beneficial           Percent        Voting
       Class            of Beneficial Owner               Ownership         of Class(1)     Power(1)
       -----            -------------------               ----------         -----------     ---------
Series A             Kearns-Tribune Corporation           8,792,514               1.5%         6.7%
Series B             400 Tribune Building                 9,112,500(6)           10.8%
Liberty Series A     Salt Lake City, Utah                 4,436,254               1.9%
Liberty Series B                                          2,278,125(6)            0.8%
Class B Pref                                                 67,536               4.2%
Series C. Pref                                                   --                --
Series G Pref.                                                   --                --
Series H Pref.                                                   --                --

Series A             Kim Magness, Director,               2,155,332(7)(8)          *           4.7%
Series B                individually and as               6,864,212(7)            8.1%
Liberty Series A        personal representative           1,666,275(7)(8)          *
Liberty Series B        of the Estate of                  1,716,053(7)            8.1%
Class B Pref            Betsy Magness                            --                --
Series C. Pref       5619 DTC Parkway                            --                --
Series G Pref.       Englewood, Colorado                         --                --
Series H Pref.                                                   --                --


Series A             The Associated Group, Inc.          12,479,976               2.1%         5.8%
Series B             200 Gateway Towers                   7,071,852               8.4%
Liberty Series A     Pittsburgh, Pennsylvania             9,102,436               4.0%
Liberty Series B                                          1,767,963               8.3%
Class B Pref.                                                    --                --
Series C Pref.                                                   --                --
Series G Pref.                                                   --                --
Series H Pref.                                                   --                --

Series A             The Equitable Companies             32,824,784(9)            5.5%         2.9%
Series B                Incorporated                             --                --
Liberty Series A     787 Seventh Avenue                  23,303,041(10)           0.2%
Liberty Series B     New York, New York; and                     --                --
Class B Pref.        The Mutuelles AXA and AXA                   --                --
Series C Pref.       101-100 Terrasse Boieldieu                  --                --
Series G Pref.       92042 Paris La Defense                      --                --
Series H Pref.       France                                      --                --

Series A             The Capital Group                   34,799,410(11)           5.8%         3.3%
Series B                Companies, Inc.                          --                --
Liberty Series A     333 South Hope Street               28,902,435(12)           2.6%
Liberty Series B     Los Angeles, California                     --                --
Class B Pref.                                                    --                --
Series C Pref.                                                   --                --
Series G Pref.                                                   --                --
Series H Pref.                                                   --                --

Series A             J.P. Morgan & Co.                   43,044,027(13)           7.2%         2.3%
Series B                Incorporated                            --                 --
Liberty Series A     60 Wall Street                             --                 --
Liberty Series B     New York, New York                         --                 --
Class B Pref.                                                   --                 --
Series C Pref.                                                  --                 --
Series G Pref.                                                  --                 --
Series H Pref.                                                  --                 --

                                                                     (continued)





                                     III-19

                                                             Amount and
    Title                                                    Nature of
     of                Name and Address                      Beneficial              Percent        Voting
    Class             of Beneficial Owner                     Ownership            of Class(1)     Power(1)
    -----             -------------------                    ----------            -----------     ---------
Series A             Oppenheimer Capital                  41,545,872(15)              7.0%           2.2%
Series B             200 Liberty Street                           --                   --
Liberty Series A     New York, New York                           --                   --
Liberty Series B                                                  --                   --
Class B Pref.                                                     --                   --
Series C Pref.                                                    --                   --
Series G Pref.                                                    --                   --
Series H Pref.                                                    --                   --

Series A             Bill Daniels                                259(14)               *              *
Series B             c/o Daniels & Associates                     --                   --
Liberty Series A     3200 Cherry Creek Drive                      96(14)               *
Liberty Series B        South                                     --                   --
Class B Pref.        Denver, Colorado                             --                   --
Series C Pref.                                                70,575                 00.0%
Series G Pref.                                                    --                   --
Series H Pref.                                                    --                   --

Series A             Lawrence Flinn Jr.                    1,102,344(14)               *              *
Series B             209 Taconic Road                         24,000(14)               *
Liberty Series A     Greenwich, Connecticut                  416,416(14)               *
Liberty Series B                                               6,000(14)               *
Class B Pref.                                                     --                   --
Series C Pref.                                                    --                   --
Series G Pref.                                             6,186,647(14)             92.4%
Series H Pref.                                             6,186,647(14)             92.4%

____________________
*  Less than one percent.

(1) Based on 598,055,198 shares of TCI Group Series A Stock (after elimination of shares held by subsidiaries of TCI), 84,647,065 shares of TCI Group Series B Stock, 228,721,426 shares of Liberty Group
         Series A Stock, 21,187,969 shares of Liberty Group Series B Stock, 1,620,026 shares of Class B Preferred Stock (after elimination of shares held by subsidiaries of TCI), 70,575 shares of Series C Preferred Stock, 6,693,177 shares of Series G Preferred Stock and 6,693,177 shares of Series H Preferred Stock outstanding on March 1, 1997.
                                                                     (continued)





                                     III-20

(2) Messrs. Fisher and Ritchie, as co-personal representatives of the Estate of Bob Magness, are each deemed the beneficial owner of all shares of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock Liberty Group Series B Stock and Class B Preferred Stock held of record by the Estate of Bob Magness. The number of shares held by Messrs. Fisher and Ritchie each includes 1,524,315 shares of TCI Group Series A, 30,785,864 shares of TCI Group Series B, 4,419,304 shares of Liberty Group Series A, 7,696,466 shares of Liberty Group Series B and 125,000 shares of Class B Preferred Stock of which each Mr. Fisher and Mr. Ritchie are deemed beneficial owner as co-personal representative. Additionally, assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock.
         Additionally assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in December of 1995 to acquire 1,000,000 shares of Series A Stock and 375,000 shares of Liberty Series A Stock. All such options are currently exercisable.

(3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to Mr. Fisher in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of options granted to Mr. Fisher in January 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 10,000 shares of Series A Stock and 3,750 shares of Liberty Series A Stock are currently exercisable.

(4) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 800,000 and 300,000 shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable.

(5) Includes 1,173,000 shares of TCI Group Series B Stock, 146,625 shares of Liberty Group Series A Stock, 293,250 shares of Liberty Group Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(6) Pursuant to a letter agreement, dated June 17, 1988, the late Mr. Bob Magness and Kearns each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of TCI Group Series B Stock or Liberty Group Series B Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.

                                                                     (continued)





                                     III-21

(7) Mr. Kim Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock and Liberty Group Series B Stock held of record by the Estate of Betsy Magness. The number of shares held by Mr. Kim Magness includes 2,105,332 shares of TCI Group Series A Stock, 6,346,212 shares of TCI Group Series B Stock, 1,582,775 shares of Liberty Group Series A Stock and 1,586,553 shares of Liberty Group Series B Stock of which Mr. Magness is beneficial owner as executor.

(8) Assumes the exercise in full of options granted to Mr. Kim Magness in November, 1994, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(9) The number of shares in the table is based upon a Schedule 13G, dated February 12, 1997, filed by The Equitable Companies Incorporated which
         Schedule 13G reflects that said corporation has sole voting power over 27,983,325 shares and shared voting power over 986,125 shares of TCI Group Series A Stock. No information is given with respect to voting power over the remaining shares.

(10) The number of shares in the table is based upon a Schedule 13G, dated February 12, 1997, filed by the Equitable Companies Incorporated which
         Schedule 13G reflects that said corporation has sole voting power over 17,960,232 shares and shared voting power over 515,709 shares of Liberty Group Series A Stock, each as adjusted for the Liberty Group Stock Dividend. No information is given with respect to voting power over the remaining shares.

(11) The number of shares in the table is based upon a Schedule 13G, dated February 14, 1997, filed by The Capital Group Companies, Inc. The Capital Group Companies, Inc. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported in the Schedule 13G. The investment management companies, which include a bank and several investment advisors provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. The Capital Group Companies, Inc. does not have investment power or voting power over any of the securities reported herein; however, The Capital Group Companies, Inc., may be deemed to beneficially own such securities. Capital Research and Management Company, an investment adviser and wholly owned subsidiary of The Capital Group Companies, Inc., is the beneficial owner of 29,960,700 shares as a result of acting as investment adviser to various investment companies. The remaining shares reported as being beneficially owned by The Capital Group Companies, Inc. are beneficially owned by other subsidiaries of The Capital Group Companies, Inc. none of which by itself owns 5% or more of the outstanding securities.
                                                                     (continued)





                                     III-22

(12) The number of shares in the table is based upon a Schedule 13G, dated February 14, 1997, filed by The Capital Group Companies, Inc. The Capital Group Companies, Inc. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported in the Schedule 13G. The investment management companies, which include a bank and several investment advisors provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. The Capital Group Companies, Inc. does not have investment power or voting power over any of the securities reported herein; however, The Capital Group Companies, Inc., may be deemed to beneficially own such securities. Capital Research and Management Company, an investment adviser and wholly owned subsidiary of The Capital Group Companies, Inc., is the beneficial owner of 22,612,005 shares as a result of acting as investment adviser to various investment companies. The remaining shares reported as being beneficially owned by The Capital Group Companies, Inc. are beneficially owned by other subsidiaries of The Capital Group Companies, Inc. none of which by itself owns 5% or more of the outstanding securities.

(13) The number of shares in the table is based upon a Schedule 13G, dated as of December 31, 1996, filed by J.P. Morgan & Co. Incorporated which Schedule 13G reflects that said corporation has sole voting power over 28,128,668 shares and shared voting power over 525,866 shares of TCI Group Series A Stock. No information is given with respect to the voting power over the remaining shares.

(14) Based upon the Company's review of the record of shareholders provided by the Company's transfer agent, The Bank of New York.

(15)     Based upon disclosure made by Oppenheimer Capital to the Company.

         (b) Security ownership of management. The following table sets forth, as of March 1, 1997, information with respect to the ownership of TCI equity securities (TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock (other than directors' qualifying shares), Class B Preferred Stock, Series C Preferred Stock, Series G Preferred Stock and Series H Preferred Stock), TCIC voting securities (Class A common stock ("Class A Stock"), Class B common stock ("Class B Stock"), and Cumulative Exchangeable Preferred Stock, Series A ("Series A Preferred Stock")) and International voting securities (Series A Tele-Communications
International, Inc. common stock ("TINTA Series A Stock") and Series B Tele-Communications International, Inc. common stock ("TINTA Series B Stock")) by all directors and each of the named executive officers of TCI and by all executive officers and directors of TCI as a group. Shares issuable upon exercise or conversion of convertible securities and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock and Liberty Group Series B Stock in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of UAE's Employee Stock Ownership
Plan for their respective accounts. So far as is known to TCI, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.
                                                                     (continued)





                                     III-23

                                                                                    Percent       Voting
                               Name of                  Amount and Nature           of Class      Power
 Title of Class           Beneficial Owner           of Beneficial Ownership       (1)(2)(3)     (1)(2)(3)
 --------------           ----------------           -----------------------       ---------     ---------
TCI Group Series A        Donne F. Fisher,           4,110,681(4)                       *           20.8%
TCI Group Series B           individually and       31,034,936(4)                     36.7%
Liberty Series A             as co-personal          5,423,725(4)                      2.4%
Liberty Series B             representative of       7,758,734(4)                     36.6%
Class B Pref.                the Estate of             129,299(4)                      8.0%
Series C Pref.               Bob Magness                    --                          --
Series G Pref.                                              --                          --
Series H Pref.                                              --                          --
TINTA Series A                                         450,000                          *             *
TINTA Series B                                              --                          --
Class A                                                     --                          --            --
Class B                                                     --                          --
Series A Pref.                                              --                          --

TCI Group Series A        John C. Malone               2,173,166(5)                     *           16.9%
TCI Group Series B                                    25,287,083(5)                   29.9%
Liberty Series A                                       3,929,331(5)                    1.7%
Liberty Series B                                       6,349,270(5)                   30.0%
Class B Pref.                                            306,000(5)                   18.9%
Series C Pref.                                                --                        --
Series G Pref.                                                --                        --
Series H Pref.                                                --                        --
TINTA Series A                                            50,000(14)                    *             *
TINTA Series B                                                --                        --
Class A                                                       --                        --            --
Class B                                                       --                        --
Series A Pref.                                                --                        --

TCI Group Series A        Kim Magness,                 2,155,332(6)                     *            4.7%
TCI Group Series B           individually and as       6,864,212(6)                    8.1%
Liberty Series A             personal represent-       1,666,275(6)                     *
Liberty Series B             ative of the Estate       1,716,053(6)                    8.1%
Class B Pref.                of Betsy Magness                 --                        --
Series C Pref.                                                --                        --
Series G Pref.                                                --                        --
Series H Pref.                                                --                        --
TINTA Series A                                             2,000                        *             *
TINTA Series B                                                --                        --
Class A                                                       --                        --            --
Class B                                                       --                        --
Series A Pref.                                                --                        --

TCI Group Series A        John W. Gallivan                52,124(7)(8)                  *             *
TCI Group Series B                                            --                        --
Liberty Series A                                          19,546(7)(8)                  *
Liberty Series B                                              --                        --
Class B Pref.                                                 14(7)                     *
Series C Pref.                                                --                        --
Series G Pref.                                                --                        --
Series H Pref.                                                --                        --
TINTA Series A                                                --                        --            --
TINTA Series B                                                --                        --
Class A                                                       --                        --            --
Class B                                                       --                        --
Series A Pref.                                                --                        --

                                                                     (continued)





                                     III-24

                                                                                    Percent       Voting
                               Name of                  Amount and Nature           of Class      Power
 Title of Class           Beneficial Owner           of Beneficial Ownership       (1)(2)(3)     (1)(2)(3)
 --------------           ----------------           -----------------------       ---------     ---------
TCI Group Series A        Jerome H. Kern             2,050,000(9)                       *            *
TCI Group Series B                                          --                          --
Liberty Series A                                       768,750(9)                       *
Liberty Series B                                            --                          --
Class B Pref.                                               --                          --
Series C Pref.                                              --                          --
Series G Pref.                                              --                          --
Series H Pref.                                              --                          --
TINTA Series A                                          50,000(14)                      *            *
TINTA Series B                                              --                          --
Class A                                                     --                          --           --
Class B                                                     --                          --
Series A Pref.                                              --                          --

TCI Group Series A        Tony Coehlo                  152,800(10)                      *            *
TCI Group Series B                                          --                          --
Liberty Series A                                        19,050(10)                      *
Liberty Series B                                            --                          --
Class B Pref.                                               --                          --
Series C Pref.                                              --                          --
Series G Pref.                                              --                          --
Series H Pref.                                              --                          --
TINTA Series A                                           1,000                          *            *
TINTA Series B                                              --                          --
Class A                                                     --                          --           --
Class B                                                     --                          --
Series A Pref.                                              --                          --

TCI Group Series A        Robert A. Naify           23,688,859(11)                     3.8%         1.7%
TCI Group Series B                                          --                          --
Liberty Series A                                     8,883,287(11)                     3.7%
Liberty Series B                                            --                          --
Class B Pref.                                            1,000                          *
Series C Pref.                                              --                          --
Series G Pref.                                              --                          --
Series H Pref.                                              --                          --
TINTA Series A                                              --                          --           --
TINTA Series B                                              --                          --
Class A                                                     --                          --           --
Class B                                                     --                          --
Series A Pref.                                              --                          --

                                                                     (continued)





                                     III-25

                                                                                    Percent       Voting
                               Name of                  Amount and Nature           of Class      Power
 Title of Class           Beneficial Owner           of Beneficial Ownership       (1)(2)(3)     (1)(2)(3)
 --------------           ----------------           -----------------------       ---------     ---------
TCI Group Series A        J. C. Sparkman                   279,472(12)               *              *
TCI Group Series B                                             --                    --
Liberty Series A                                           112,001(12)               *
Liberty Series B                                               --                    --
Class B Pref.                                                  --                    --
Series C. Pref                                                 --                    --
Series G Pref.                                                 --                    --
Series H Pref.                                                 --                    --
TINTA Series A                                                 --                    --             --
TINTA Series B                                                 --                    --
Class A                                                        --                    --             --
Class B                                                        --                    --
Series A Pref.                                                 --                    --

TCI Group Series A        Paul A. Gould                    127,330(13)               *              *
TCI Group Series B                                         243,824                   *
Liberty Series A                                           102,538(13)               *
Liberty Series B                                            39,081                   *
Class B Pref.                                               19,558                  1.2%
Series C Pref.                                                 --                    --
Series G Pref.                                                 --                    --
Series H Pref.                                                 --                    --
TINTA Series A                                              95,000(14)               *              *
TINTA Series B                                                 --                    --
Class A                                                        --                    --             --
Class B                                                        --                    --
Series A Pref.                                                 --                    --

TCI Group Series A        Leo J. Hindery, Jr.            1,000,000(15)               *              *
TCI Group Series B                                             --                    --
Liberty Series A                                           250,000(15)               *
Liberty Series B                                               --                    --
Class B Pref.                                                  --                    --
Series C Pref.                                                 --                    --
Series G Pref.                                                 --                    --
Series H Pref.                                                 --                    --
TINTA Series A                                              50,000(15)               *              *
TINTA Series B                                                 --                    --
Class A                                                        --                    --             --
Class B                                                        --                    --
Series A Pref.                                                 --                    --

TCI Group Series A        Fred A. Vierra                   581,474(16)               *              *
TCI Group Series B                                             --                    --
Liberty Series A                                           211,889(16)               *
Liberty Series B                                               --                    --
Class B Pref.                                                  200                   *
Series C Pref.                                                 --                    --
Series G Pref.                                                 --                    --
Series H Pref.                                                 --                    --
TINTA Series A                                             446,000(17)               *              *
TINTA Series B                                                 --                    --
Class A                                                        --                    --             --
Class B                                                        --                    --
Series A Pref.                                                 --                    --


                                                                     (continued)





                                     III-26

                                                                                          Percent       Voting
                               Name of                  Amount and Nature                 of Class      Power
 Title of Class           Beneficial Owner           of Beneficial Ownership              (1)(2)(3)     (1)(2)(3)
 --------------           ----------------           -----------------------              ---------     ---------
TCI Group Series A        Brendan R. Clouston            1,986,498(18)                        *             *
TCI Group Series B                                             230                            *
Liberty Series A                                           332,463(18)                        *
Liberty Series B                                                57                            *
Class B Pref.                                                   --                            --
Series C Pref.                                                  --                            --
Series G Pref.                                                  --                            --
Series H Pref.                                                  --                            --
TINTA Series A                                                  --                            --            --
TINTA Series B                                                  --                            --
Class A                                                         --                            --            --
Class B                                                         --                            --
Series A Pref.                                                  --                            --

TCI Group Series A        Peter R. Barton                  352,566(19)                        *             *
TCI Group Series B                                              42                            *
Liberty Series A                                         1,615,221(19)(20)                    *
Liberty Series B                                                10                            *
Class B Pref.                                                1,374                            *
Series C Pref.                                                  --                            --
Series G Pref.                                                  --                            --
Series H Pref.                                                  --                            --
TINTA Series A                                               1,000                            *             *
TINTA Series B                                                  --                            --
Class A                                                         --                            --            --
Class B                                                         --                            --
Series A Pref.                                                  --                            --

TCI Group Series A        Larry E. Romrell                 773,529(21)                        *             *
TCI Group Series B                                             588                            *
Liberty Series A                                           293,884(21)                        *
Liberty Series B                                               147                            *
Class B Pref.                                                   --                            --
Series C Pref.                                                  --                            --
Series G Pref.                                                  --                            --
Series H Pref.                                                  --                            --
TINTA Series A                                                  --                            --            --
TINTA Series B                                                  --                            --
Class A                                                         --                            --            --
Class B                                                         --                            --
Series A Pref.                                                  --                            --

TCI Group Series A        All directors and             42,264,117(4)(5)(6)(7)(8)(11)(22)    6.7%         43.9%
TCI Group Series B        executive officers            63,435,631(4)(5)(6)(8)              74.9%
Liberty Series A          as a group                    24,479,261(4)(5)(6)(7)(8)(11)(22)   10.1%
Liberty Series B          (20 persons)                  15,864,531(4)(5)(6)(8)              74.9%
Class B Pref.                                              459,277(4)(5)(7)                 28.4%
Series C Pref.                                                 --                             --
Series G Pref.                                                 --                             --
Series H Pref.                                                 --                             --
TINTA Series A                                          1,252,200(23)                        1.2%           *
TINTA Series B                                                 --                             --
Class A                                                        --                             --            --
Class B                                                        --                             --
Series A Pref.                                                 --                             --

    _________________________
                                                                     (continued)





                                     III-27

*  Less than one percent.

(1)      See note 1 to the table in Item 12(a).

(2) Based on 106,740,873 shares of TINTA Series A Stock and 11,700,000 shares of TINTA Series B Stock outstanding on March 1, 1997.

(3) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock and 4,600,000 shares of Series A Preferred Stock outstanding on March 1, 1997.

(4)      See notes (2) and (3) to the table in Item 12(a).

(5)      See notes (4) through (6) to the table in Item 12(a).

(6)      See notes (7) and (8) to the table in Item 12(a).

(7) Includes 1,524 shares of TCI Group Series A Stock, 571 shares of Liberty Group Series A Stock and 14 Shares of Class B Preferred Stock held by Mr. Gallivan's wife. Also, assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(8) The number of shares in the table does not include any shares held by Kearns, of which Mr. Gallivan is an officer.

(9) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 1,500,000 shares of TCI Group Series A Stock and 562,500 shares of Liberty Group Series A Stock. Options to acquire 1,100,000 shares and 412,500 shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, are currently exercisable and the remainder vest and become exercisable evenly over one year. The options expire on November 12, 1998. Additionally, assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 500,000 shares of TCI Group Series A Stock and 187,500 shares of Liberty Group Series A Stock. Options to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in November 1994, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(10) Assumes the exercise in full of stock options granted to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights granted to acquire 100,000 shares of TCI Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock are currently exercisable.

                                                                     (continued)





                                     III-28

(11) Mr. Robert Naify received notes, which are currently convertible into 22,446,926 shares of TCI Group Series A Stock and 8,417,597 shares of Liberty Group Series A Stock, as partial consideration for the sale to TCI of the stock owned by him in UACI. Mr. Naify is also a co-trustee, along with Mr. Naify's brother, Marshall, and their sister, of a trust for the benefit of Marshall which holds additional notes convertible into 341,606 shares of TCI Group Series A Stock and 128,102 shares of Liberty Group Series A Stock. The number of shares indicated as held by Mr. Naify assumes the conversion of these notes. Also, assumes the exercise in full of options granted on November 1994, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(12) Assumes the exercise in full of options granted in tandem with stock appreciation rights to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock. All such options are currently exercisable. Also assumes the exercise in full of options granted in December 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. None of these options are exercisable until December 13, 1997.

(13) Assumes the exercise in full of options granted in December 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. None of these options are exercisable until December 13, 1997.

(14) Assumes the exercise in full of options granted in April, 1996, pursuant to an International option plan for its directors who are not employees, to acquire 50,000 shares of TINTA Series A Stock. None of the options are exercisable until April 11, 1997.

(15) Assumes the exercise in full of options granted in tandem with stock appreciation rights in February of 1997 to acquire 1,000,000 shares of TCI Group Series A Stock and 250,000 shares of Liberty Group Series A Stock. None of the options are exercisable until February of 1998. Assumes the exercise in full of options granted in tandem with stock appreciation rights in February of 1997 to acquire 50,000 shares of TINTA Series A Stock. None of the options are exercisable until February of 1998.

(16) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1992 to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock. Options to acquire 75,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable.

(17) Assumes the exercise in full of options granted in tandem with stock appreciation rights in December of 1995 to acquire 400,000 shares of TINTA Series A Stock. Options to acquire 80,000 shares of TINTA
         Series A Stock are currently exercisable. Additionally assumes the vesting in full of 15,000 TINTA Series A restricted stock. None of the stock is currently vested.
                                                                     (continued)





                                     III-29

(18) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 300,000 shares of TCI Group Series A Stock and 112,500 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 375,000 shares of TCI Group Series A Stock and 140,625 shares of Liberty Group Series A Stock. Options to acquire 250,000 shares of TCI Group Series A Stock and 93,750 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000,000 shares of TCI Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 100,000 TCI Group Series A restricted stock. None of the stock is currently vested.

(19) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable.

(20) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,500,000 Liberty Group Series A Stock. Options to acquire 300,000 shares of Liberty Group Series A Stock are currently exercisable.

(21) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in October of 1993 to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock. Options to purchase 75,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to purchase 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Further assumes the exercise in full of options granted in tandem with stock appreciation rights in December of 1995 to acquire 300,000 shares of TCI Group Series A Stock and 112,500 shares of Liberty Group Series A Stock. Options to purchase 60,000 shares of TCI Group Series A Stock and 22,500 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 40,000 shares of TCI Group Series A restricted stock and 15,000 shares of Liberty Group Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)





                                     III-30

(22) Certain executive officers and directors of TCI (10 persons, including Messrs. Malone, Vierra, Romrell, Clouston and Fisher as co-personal representative of the Estate of Bob Magness) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire an aggregate of 3,025,000 shares of TCI Group Series A Stock and an aggregate of 1,134,375 shares of Liberty Group Series A Stock at purchase prices of $10.75 per shares and $11.16 per share, respectively. Options to acquire 2,380,000 shares of TCI Group Series A Stock and 892,500 shares of Liberty Group Series A Stock are currently exercisable.

         Additionally certain executive officers (8 persons including Messrs. Vierra, Romrell and Clouston) hold stock options granted in tandem with stock appreciation rights in October and November of 1993 to acquire an aggregate of 1,100,000 shares of TCI Group Series A Stock and an aggregate of 412,500 shares of Liberty Group Series A Stock at purchase prices of $10.75 per share and $11.16 per share, respectively. Options to acquire 793,750 shares of TCI Group Series A Stock and 297,656 shares of Liberty Group Series A Stock are currently exercisable.

         Also, certain executive officers and directors (10 persons including Messrs. Barton, Romrell, Fisher, Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in November of 1994 to acquire an aggregate of 1,450,000 shares of TCI Group Series A Stock and an aggregate of 543,750 shares of Liberty Group Series A Stock at purchase prices of $14.19 per share and $14.67 per share, respectively. Options to acquire 580,000 shares of TCI Group Series A Stock and 217,500 shares of Liberty Group Series A Stock are currently exercisable.

         Additionally, certain executive officers and directors (11 persons, including Messrs. Malone, Kern, Clouston, Coelho, Romrell and Fisher as co-personal representative of the Estate of Bob Magness) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 4,650,000 shares of TCI Group Series A Stock at $14.62 per share. Options to purchase 930,000 shares of TCI Group Series A Stock are currently exercisable.

         Additionally, certain executive officers and directors (6 persons, including Messrs. Fisher (as co-personal representative of the Estate of Bob Magness), Malone, Kern, Barton and Romrell) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 2,662,500 shares of Liberty Group Series A Stock at a purchase price of $16.00 per share. Options to acquire 532,500 shares of Liberty Group Series A Stock are currently exercisable.

         Also, certain executive officers (7 persons, including Messrs. Clouston and Romrell) hold an aggregate of 240,000 shares of TCI Group Series A restricted stock. None of the shares are currently vested. Certain executive officers (2 persons, including Mr. Romrell) hold an aggregate of 30,000 shares of Liberty Group Series A restricted stock. None of the shares are currently vested.

         Mr. Kern holds options to acquire 1,500,000 shares of TCI Group Series A Stock and 562,500 shares of Liberty Group Series A Stock as described in note 9 above. Mr. Sparkman holds options to acquire 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock as described in note 12 above. Mr. Hindery holds options to acquire 1,000,000 shares of TCI Group Series A Stock and 250,000 Liberty Group Series A Stock as described in note 15 above.

                                                                     (continued)





                                     III-31

         Pursuant to the Director Stock Option Plan, Messrs. Gallivan, Kim Magness, Kern, Coelho and Naify hold options to purchase an aggregate of 250,000 shares of TCI Group Series A Stock and an aggregate of 93,750 shares of Liberty Group Series A Stock at purchase prices of $14.19 per share and $14.67 per share, respectively. Options to purchase 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock are currently exercisable. Mr. Fisher holds an option to purchase 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock at purchase prices of $16.99 and $16.83 per share, respectively. Options to purchase 10,000 shares of TCI Group Series A Stock and 3,750 shares of Liberty Group Series A Stock are currently exercisable. Mr. Gould and Mr. Sparkman hold options to purchase an aggregate of 100,000 shares of TCI Group Series A Stock and 37,500 shares of Liberty Group Series A Stock at purchase prices of $12.25 and $17.50 per share, respectively. None of these options are exercisable until December 13, 1997.

         All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

(23) Two executive officers, including Mr. Vierra, hold options which were granted in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 450,000 shares of TINTA Series A Stock. Options to acquire 90,000 shares of TINTA Series A Stock are currently exercisable. Additionally Mr. Vierra holds 15,000 shares of TINTA Series A restricted stock. None of the shares are currently vested. Additionally, one executive officer holds options granted in tandem with stock appreciation rights in December of 1995 by TCI to acquire 50,000 shares of its TINTA Series A Stock. Options to acquire 10,000 shares of TINTA Series A Stock are currently exercisable Messrs. Malone, Kern and Gould hold options to purchase an aggregate 150,000 shares of TINTA Series A Stock. None of the options are exercisable until April 11, 1997. Mr. Hindery holds an option to acquire 50,000 shares of TINTA Series A Stock as described in note 15 above.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except for those shares of TINTA Series A Stock reflected in the tables in Item 12 and except that Mr. Fisher, a director of the Company, as co-personal representative of the Estate of Bob Magness, is deemed to have beneficial ownership of 944 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Kim Magness, a director of the Company, owns 31 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Larry Romrell, an officer of the Company, owns 103 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock and Mr. Jerome Kern, a director of the Company, is deemed to have beneficial ownership over 116 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock owned by his wife, Diane D. Kern. Mr. Clouston, an executive officer of the Company, pursuant to a Restricted Stock Award Agreement, owns 62 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock. (See Item 11(a) for additional information regarding Mr. Clouston's ownership of such preferred stock.) Mr. Clouston was granted Telephony Options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc., Wireline Options representing 1.0% of the Company's common equity in TCI Wireline, Inc. and Internet Options representing 1.0% of the Company's common equity in TCI.NET, Inc. Mr. Romrell was also granted Internet Options representing 1.0% of the Company's common equity in TCI.NET, Inc. (See Item 11(b) for additional information regarding these option grants). Mr. Coelho owns 1,500 shares of ETC w/tci, Inc. (representing 15% of the common equity outstanding) and under certain circumstances will be entitled to increase his percentage ownership to up to 20% (see Item 13(a) for additional information).

                                                                     (continued)





                                     III-32

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

                                                                             Cash Exercise Price
                                    Number of WestMarc Shares                     Of Option
                                    -------------------------                -------------------
         ECP                                14.8836                                 $1,200,000
         ATM                                 0.5224                                     42,120
         TCINV                               2.8911                                    233,100
         TCIU                                4.3557                                    351,180
         Tempo Cable                        14.5562                                  1,173,600
                                            -------                                 ----------

                                            37.2090                                 $3,000,000
                                            =======                                 ==========

                                                                     (continued)





                                     III-33

         The WestMarc Shares are not publicly traded. The dividend, liquidation, and redemption features of the WestMarc Shares are determined by reference to "Liquidation Price," which is defined, per share, as the sum of
(i) $32,250 plus (ii) an amount equal to all dividends which accrued during any quarterly dividend period and were not paid in full at the end of that period or subsequently.

         The Company has entered into an agreement in principle to acquire (i) all of the partnership interests (other than a .001 percent general partner interest) in InterMedia Capital Management, a California limited partnership ("ICM I"), (ii) all of the partnership interests (other than a .001 percent general partner interest and a .001 percent special limited partner interest) in InterMedia Capital Management III, L.P. ("ICM III"), and (iii) all of the partnership interests (other than a .001 percent general partner interest and a
 .001 percent special limited partner interest) in InterMedia Capital Management IV, L.P. ("ICM IV") for total consideration of 2,545,455 shares (the "TCI Shares") of the Company's TCI Group Series B Stock, $10,000,000 in cash
(subject to certain adjustments) and assumption of certain liabilities totaling approximately $11,300,000. The partnership interests in ICM IV to be acquired by the Company were acquired by the sellers of such interests in January and July 1996 for $21,750. The other interests to be acquired by the Company were acquired by the sellers of those interests before April 1995. Mr. Hindery, an executive officer of the Company, is the beneficial owner of a 66.3% interest in ICM I, a 94.0% interest in ICM III, and a 81.1% interest in ICM IV, and Mr. Fisher, a director of the Company, is the beneficial owner of a 1.6% interest in ICM IV. The Company also has agreed in principle that if InterMedia Partners VI, L.P. ("IP-VI") is formed and fully funded on terms and conditions agreed by the Company (the "IP-VI Effective Date"), the Company will acquire all of the partnership interests (other than a .001 percent general partner interest) of InterMedia Capital Management VI, L.P. ("ICM-VI") in exchange for a number of shares of Tele-Communications, Inc. Series B common stock (the "Contingent TCI Shares") determined by dividing $5,000,000 by the average of the closing prices of the corresponding Tele-Communications, Inc. Series A common stock for the 20 trading days preceding the IP VI Effective Date and $1,000,000 in cash. Mr. Hindery is the beneficial owner of 100% of ICM-VI and acquired his interest in ICM-VI in July of 1996 for $10,000. Mr. Fisher will be entitled to a consulting fee in the approximate amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock upon completion of the aforementioned transactions involving ICM I, ICM III and ICM IV and in connection with the formation of IP VI (collectively, the "InterMedia Transactions"). Mr. Peter Kern, son of Mr. Jerome H. Kern, a director of the Company, will be entitled to an advisory fee in an amount to be determined upon completion of the InterMedia Transactions. These fees will be paid by the entities receiving payments from the Company in the InterMedia Transactions. Dr. Malone, an executive officer and director of the Company, will have the power to direct the voting of the TCI Shares and, if they are issued, the Contingent TCI Shares pursuant to a voting agreement, and Dr. Malone also will have a right of first refusal with respect to any proposed transfer of the TCI Shares and, if they are issued, the Contingent TCI Shares. That right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by exchanging shares of TCI Group Series A Stock for the TCI Shares or Contingent TCI Shares to be acquired by him. If not exercised by Dr. Malone, the right of first refusal may be exercised by the Company.

         Completion of the InterMedia Transactions is subject to various conditions, including execution of definitive agreements, receipt of consents from governmental authorities and other third parties.

                                                                     (continued)





                                     III-34

         The interests of Messrs. Hindery, Fisher and Malone in the InterMedia Transactions were disclosed to the Company's Board of Directors which approved the InterMedia Transactions pursuant to a vote in which Messrs. Fisher, Kern and Malone abstained from voting.

         On April 1, 1996, Dr. Malone sold 450,000 shares of TINTA Series A Stock to the Company for a total purchase price of $9,787,500. Such shares were owned of record and beneficially by Dr. Malone. Dr. Malone purchased the shares of TINTA Series A Stock in the initial public offering of the TINTA Series A Stock at a price of $16.00 per share. Dr. Malone sold such shares to the Company at a price of $21.75 per share, the market price for the TINTA Series A Stock as of the close of business on April 1, 1996.

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

         Under a prior employment agreement between Mr. Fisher and the Company, a portion of Mr. Fisher's salary was deferred, and the deferred amounts, plus interest at an annual rate of 13%, were to be paid to him in 240 monthly installments which would have commenced on the date of termination of his full-time employment with the Company. The consulting agreement provides for such payment to be made to Mr. Fisher in 240 monthly installments of $21,425.92 each, without interest, commencing on January 1, 2001, with any remaining payments due after Mr. Fisher's death being paid in a lump-sum to his designated beneficiaries. Similarly, Mr. Fisher's 1992 employment agreement with the Company provided for Mr. Fisher to receive, commencing on termination of his employment, 240 consecutive monthly salary continuation payments of $6,250, increased at the rate of 12% per annum, compounded annually from January 1, 1988 to the date of such termination. The consulting agreement provides that such salary continuation payments will be made in 240 consecutive monthly payments of $27,271.84 each, without interest, commencing on January 1, 2001, with any remaining payments due after Mr. Fisher's death being made to his designated beneficiaries.
                                                                     (continued)





                                     III-35

         Mr. Fisher's consulting agreement provides that during its term, Mr. Fisher will not be connected in any manner specified with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

         Effective March 11, 1995, Mr. Sparkman resigned as an executive officer of the Company and the Company and Mr. Sparkman entered into a consulting agreement. During the term of the consulting agreement, which extends until September 30, 2002 unless sooner terminated as provided in the agreement, Mr. Sparkman is required to provide consulting services for no more than 700 hours per year as and if requested by the Company's chief executive officer. Whether or not his services are requested, Mr. Sparkman will receive compensation as follows: (i) during the period from March 11, 1995 through December 31, 1997, a sum equal to the rate of $773,000 per annum and (ii) from and after January 1, 1998 throughout the balance of the term, the rate of $500,000 per annum. If he dies before the end of the term of his consulting services, the Company is required to pay his designated beneficiaries a lump sum equal to one year's compensation at the then-current rate. During the term of the agreement, Mr. Sparkman will continue to be entitled to participate in, and to be accorded all rights and benefits under, all group insurance policies (including, but not limited to, all disability, life, health and medical insurance policies) maintained by the Company for the benefit of its employees.

         Under a prior employment agreement between Mr. Sparkman and the Company, a portion of Mr. Sparkman's salary was deferred, and the deferred amounts, plus interest at an annual rate of 8%, were to be paid to him in 120 monthly installments which would have commenced on the date of termination of his full-time employment with the Company. The consulting agreement provides for such payment to be made to Mr. Sparkman in 120 monthly installments of $7,294.32 each, without interest, commencing on January 1, 1998, with any remaining payments due after Mr. Sparkman's death being paid in a lump-sum to his designated beneficiaries. Under Mr. Sparkman's 1993 employment agreement with the Company, a portion of Mr. Sparkman's salary was deferred, and the deferred amounts, plus interest at an annual rate of 13%, were to be paid to him in 240 monthly installments which would have commenced on the date of termination of his full-time employment with the Company. The consulting agreement provides for such payment to be made to Mr. Sparkman in 240 monthly payments of $15,116.03 each, without interest, commencing on January 1, 1998, with any remaining payments due under Mr. Sparkman' death being paid in a lump-sum to his designated beneficiaries. Similarly, Mr. Sparkman's 1993 employment agreement with the Company provided for Mr. Sparkman to receive, commencing on termination of his employment, 240 consecutive monthly salary continuation payments of $6,250, increased at the rate of 12% per annum, compounded annually from January 1, 1988 to the date of such termination. The consulting agreement provides that such salary continuation payments will be made in 240 consecutive monthly payments of $19,411.55 each, without interest, commencing on January 1, 1998, with any remaining payments due after Mr. Sparkman's death being made to his designated beneficiaries.

         Mr. Sparkman's consulting agreement provides that during its term, Mr. Sparkman will not be connected in any manner specified with any entity which competes in a material respect with the business of the Company; however, he may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

                                                                     (continued)





                                     III-36

         The Company entered into an employment agreement with Tony Coelho, which was effective as of October 1, 1995, with respect to the terms of Mr. Coelho's employment as the Chairman of the Board and Chief Executive Officer of the education business which is now conducted by the Company's ETC w/tci, Inc. subsidiary ("ETC w/tci"). The employment agreement runs through September 30, 2000. Under the terms of the employment agreement, Mr. Coelho is entitled to an annual base salary of not less than $400,000 as well as benefits commensurate with similarly situated executives of the Company. In the event that Mr. Coelho's employment is terminated by the Company other than as a result of death or for cause (as defined in the employment agreement), Mr. Coelho will be entitled to receive all remaining compensation to which he would have been entitled through the term of his employment agreement. In connection with his employment, Mr. Coelho was granted options to acquire 100,000 shares of TCI Group Series A Stock at an exercise price of $14.62 per share and 10,000 shares of SATCo Series A Stock at an exercise price of $23.76 per share subject to customary terms and was granted 1,500 shares of common stock of ETC w/tci (which at the time of such grant represented 15% of the common equity outstanding of ETC w/tci) at a price of $0.10 per share. Under certain circumstances, Mr. Coelho will be entitled to increase his percentage ownership in ETC w/tci to up to 20%. The terms of the agreements under which Mr. Coelho will acquire such additional equity interest in ETC w/tci will, among other rights, afford him the right at any time after September 30, 2000 to require the Company to purchase his equity interest at fair market value and require the Company to purchase his entire equity interest at fair market value on September 30, 2001.

         The Company and Mr. Brendan Clouston have entered into a letter agreement, as amended (the "Agreement"). Mr. Clouston has notified the Company that a financial institution may lend him certain amounts of money (the
"Loan"), which Loan may be secured in whole or in part, by the Agreement. Pursuant to the Agreement, TCI agrees to purchase from Mr. Clouston, at his request or by the request of such financial institution upon a default as provided under the relevant agreements evidencing the Loan, all, but not less than all of Mr. Clouston's grants of options and restricted stock awards as of April 7, 1997 (the "Grants") (as previously described in Items 11 and 12) at a price of $10 million. The $10 million amount shall decrease upon the exercise of any options included in the Grants, by the amount of the difference between the exercise price and the fair market value of the exercised options at the respective time of such exercise and by the fair market value of any of the restricted stock awards that vest at the time of such vesting. Additionally, if Mr. Clouston will apply the amounts referred to in the previous sentence, less only applicable taxes, to prepay the Loan. The Agreement expires on March 31, 2002.

         The Company believes that the foregoing business dealings with management during 1996 were based upon terms no less advantageous to the Company than those which would be available in dealing with unaffiliated persons.

         (b)     Certain business relationships

         John Malone is currently the Chief Executive Officer, Chairman of the Board and a director of TCI and is also the Chairman of the Board and a director of Satellite. Dr. Malone is also a principal stockholder of both TCI and Satellite.


                                                                     (continued)





                                     III-37

         Since the consummation of the Distribution, Satellite and TCI have operated independently, and neither has any stock ownership, beneficial or otherwise, in the other. However, for the purposes of governing certain of the ongoing relationships between Satellite and TCI after the Distribution, and to provide mechanisms for an orderly transition, Satellite and TCI have entered into various agreements, including the "Reorganization Agreement," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade Name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below. In addition, TCIC continues to provide installation, maintenance, retrieval and other customer fulfillment services for certain customers of Satellite, pursuant to the "Fulfillment Agreement," and entered into the "TCIC Credit Facility" with Satellite, both of which are described below.

         Reorganization Agreement.           On the Distribution date, TCI,
TCIC and a number of other TCI subsidiaries, including Satellite, entered into the Reorganization Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution, the conditions thereto and certain provisions governing the relationship between Satellite and TCI with respect to and resulting from the Distribution.

         Certain of Satellite's assets relating to the digital satellite business were historically owned by subsidiaries of TCI other than Satellite and its predecessors. These assets include the capital stock of Tempo Satellite, Inc. ("Tempo") and the 20.86% partnership interests in PRIMESTAR Partners, L.P. ("PRIMESTAR Partners"). The Reorganization Agreement provided for, among other things, the transfer of these assets to Satellite and for the assumption by Satellite of related liabilities. No consideration was payable by Satellite for these transfers, except that two subsidiaries of Satellite purchased TCI's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries (the "K-1 Notes"), which promissory notes were assumed by TCI on the Distribution date in the form of a capital contribution to Satellite. The Reorganization Agreement also provides for certain cross-indemnities designed to make Satellite financially responsible for all liabilities relating to the digital satellite business prior to the Distribution, as well as for all liabilities incurred by Satellite after the Distribution, and makes TCI financially responsible for all potential liabilities of Satellite which are not related to the digital satellite business, including, for example, liabilities arising as a result of Satellite's having been a subsidiary of TCI. The Reorganization Agreement further provided for each of Satellite and TCI to preserve the confidentiality of all confidential or proprietary information of the other party, for five years following the Distribution, subject to customary exceptions, including disclosures required by law, court order or government regulation.

                                                                     (continued)





                                     III-38

         Pursuant to the Reorganization Agreement, on the Distribution date, Satellite issued to TCIC a note in the principal amount of $250,000,000 (the "Satellite Note") representing a portion of Satellite's intercompany balance owed to TCIC on such date. See "-TCIC Credit Facility" below. Pursuant to the Reorganization Agreement, the remainder of Satellite's intercompany balance owed to TCIC on the Distribution date (other than certain advances to Satellite made by TCIC in 1996 to fund certain construction and related costs associated with TCI Satellite Entertainment, Inc.'s Satellites ("SATCo Satellites"), as described below under "-Reimbursement of Certain Satellite Expenses"), and the indebtedness represented by the K-1 Notes were assumed by TCI in the form of
(i) a $100 million capital contribution to Satellite, (ii) consideration for Satellite's assumption of TCI's obligations under options granted to Brendan R. Clouston, Larry E. Romrell and another employee of TCI to purchase shares of SATCo Series A Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of Satellite common stock issued and outstanding on the Distribution date, determined immediately after giving effect to the Distribution but before giving effect to the issuance of the shares of SATCo Series A Stock issuable upon exercise of such options, and (iii) consideration for Satellite's grant of an option to TCI to purchase up to 4,765,000 shares of SATCo Series A Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of SATCo Series A Stock upon conversion of certain convertible securities of TCI as a result of the Distribution. See "-Other Arrangements" below.

         Transition Services Agreement.    Pursuant to the Transition Services
Agreement between TCI and Satellite, TCI is obligated to provide to Satellite certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Such services include (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, fleet management, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, fleet management and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract, (iv) technology support and consulting services, and (v) such other management, supervisory, strategic planning or other services as Satellite and TCI may from time to time mutually determine to be necessary or desirable.

         Pursuant to the Transition Services Agreement, TCI has also agreed to provide Satellite with certain most- favored-customer rights to programming services that TCI or a wholly owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment.

         As compensation for services rendered to Satellite and for the benefits made available to Satellite pursuant to the Transition Services Agreement, Satellite is required to pay TCI a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, commencing with the Distribution date, up to a maximum of $3 million per month, and reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services.


                                                                     (continued)





                                     III-39

         The Transition Services Agreement continues in effect until the close of business on December 31, 1999 and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party,
(ii) TCI upon written notice to Satellite following certain changes in control of Satellite, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events. During the period commencing with the Distribution date and ending on December 31, 1996, Satellite paid $763,000 to TCIC pursuant to the Transition Services Agreement.

         Tax Sharing Agreement.   Through the Distribution date, Satellite's
results of operations were included in TCI's consolidated U.S. federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into the Tax Sharing Agreement, which formalized such pre-existing tax sharing arrangements and implemented additional procedures for the allocation of certain consolidated income tax attributes and the settlement of certain intercompany tax allocations. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the Code and any applicable state, local and foreign tax law and related regulations. Prior to the Distribution date, the Tax Sharing Agreement was amended to provide that Satellite be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.
Pursuant to the Amended Tax Sharing Agreement, beginning on the July 1, 1995 effective date, Satellite is responsible to TCI for its share of current consolidated income tax liabilities through the Distribution date; TCI is responsible to the extent that Satellite's income tax attributes generated after the effective date and through the Distribution date are utilized by TCI to reduce its consolidated income tax liabilities.

         Indemnification Agreements. On the Distribution date, Satellite entered into the Indemnification Agreements with TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for Satellite to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued by the Bank of New York for the account of TCIC to support Satellite's share of PRIMESTAR Partners' obligations under the Amended and Restated Memorandum of Agreement between PRIMESTAR Partners and GE American Communications, Inc. ("GE Americom"), with respect to PRIMESTAR Partners' use of transponders on the GE Americom medium power satellite that was launched on January 30, 1997, and which was declared commercially operational on March 6, 1997 ("GE-2"). At December 31, 1996, the drawable amount of such letter of credit was $25,000,000.

         The Indemnification Agreement with TCI UA 1 provides for Satellite to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility that was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of SATCo Satellites and that is supported by letters of credit arranged for by affiliates of the partners of the PRIMESTAR Partners (other than G.E. Americom Services, Inc.). The amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1996.

         The Indemnification Agreements further provide for Satellite to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of Satellite to TCIC and TCI UA 1, under such Indemnification Agreements are subordinated in right of payment with respect to certain future obligations of Satellite to financial institutions. During the year ended December 31, 1996, the aggregate amount paid by Satellite to TCI under the Indemnification Agreements was $1,623,000. Such amount represents the aggregate fees incurred by TCI with respect to the TCI UA 1 Letter of Credit from the Distribution date through December 31, 1996.

                                                                     (continued)





                                     III-40

         Trade Name and Service Mark License Agreement.     Pursuant to the
Trade Name and Service Mark License Agreement (the "License Agreement"), TCI granted to Satellite, for an initial term of three years following the Distribution, a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the digital satellite business. The License Agreement provides, among other things, that all advertising, promotion and use of certain of TCI's trade names and service marks by Satellite shall be consistent with TCI guidelines and standards, as well as subject to TCI approval in certain circumstances.

         Fulfillment Agreement. TCIC has historically provided Satellite with certain customer fulfillment services for PRIMESTAR customers enrolled by Satellite's direct sales force or the national call center maintained by Satellite for orders, information and customer service. Charges for such services have been allocated to Satellite by TCIC based on scheduled rates.

         Pursuant to the Fulfillment Agreement entered into by TCIC and Satellite, TCIC continues to provide fulfillment services to Satellite following the Distribution with respect to customers of the PRIMESTAR medium power service. Such services include installation, maintenance, retrieval, inventory management and other customer fulfillment services. The Fulfillment Agreement became effective on January 1, 1997. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for nonperformance, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by Satellite, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to Satellite for the various customer fulfillment services to be provided by TCIC. Satellite retains sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services are provided to Satellite's customers. The Fulfillment Agreement also provides that, during the term of the Fulfillment Agreement, TCIC will not provide fulfillment services to any other Ku-band, Ka-band, direct broadcast satellite ("DBS"), broadcast satellite service, fixed satellite service, C- band, wireless or other similar or competitive provider or distributor of television programming services (other than traditional cable). The Fulfillment Agreement has an initial term of two years and is terminable, on 180 days notice to TCIC, by Satellite at any time during the first six months following the Distribution date. The scheduled rates for the services to be provided by TCIC under the Fulfillment Agreement exceed the scheduled rates upon which charges historically have been allocated to Satellite for such services, reflecting in part the value to Satellite, as determined by Satellite's management, of the performance standards, exclusivity, termination right and certain other provisions included in the Fulfillment Agreement. Satellite and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that Satellite will not exercise its rights to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of Satellite's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by Satellite from third parties on any terms if the Fulfillment Agreement is terminated. During the year ended December 31, 1996, the aggregate amount paid by Satellite to TCIC for fulfillment services was $74,049,000 (including $6,432,000 paid subsequent to the Distribution date).

                                                                     (continued)





                                     III-41

         TCIC Credit Facility. In connection with the Distribution, Satellite and TCIC entered into the TCIC Credit Facility to provide for the terms of the Satellite Note and to provide for a revolving credit facility (the "TCIC Revolving Loans"). The TCIC Credit Facility required Satellite to use its best efforts to obtain external debt or equity financing after the Distribution date and provided for mandatory prepayment of the TCIC Revolving Loans and the Satellite Note from the proceeds thereof. The initial borrowings under the Bank Credit Facility were used to repay the Satellite Note in full. In connection with the February 1997 issuance of the Senior Subordinated Notes and Senior Subordinated Discount Notes by Satellite and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.

         Borrowings under the TCIC Revolving Loans bore interest at 10% per annum, compounded semi-annually. Commitment fees equal to 3/8% of the average unborrowed availability under the TCIC Credit Facility were payable to TCIC annually. Commitment fees paid to TCIC during the year ended December 31, 1996 aggregated $141,000. From the Distribution date through December 31, 1996, the aggregate amount of interest paid by Satellite to TCIC pursuant to the TCIC Credit Facility was $1,946,000.

         Reimbursement of Certain Satellite Expenses.                   During
1996, TCIC made intercompany advances to Satellite to fund the majority of the construction and related costs associated with the SATCo Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with SATCo Satellites. In connection with the Distribution, a determination was made to provide that such 1996 advances from TCIC would be repaid by Satellite to TCIC (notwithstanding the Reorganization Agreement), to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners.

         As a result of negotiations between Satellite and PRIMESTAR Partners, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advance by TCIC.

         Call Center JV. In March 1997, Satellite and TCI agreed to form a limited liability company (the "Call Center LLC") through which Satellite and TCI are expected to conduct various customer call service operations. The initial ownership interests of Satellite and TCI in the Call Center LLC are expected to be 28% and 72%, respectively, subject to adjustment based on various categories of operating data for the last three quarters of 1997, including call center volume attributable to their customers. The Call Center LLC is expected to be managed by a four-member board of directors, two members of which are to be appointed by TCI and two members of which are to be appointed by Satellite. Any decision by the board of directors is expected to require approval by all four directors. Initially, the Call Center LLC is expected to provide customer call services only for TCI cable subscribers and Satellite DBS subscribers, but it is expected that those services in the future will be made available to third parties, including, for example, unaffiliated cable companies. The hourly rates for services provided by the Call Center LLC to Satellite and TCI through December 31,1997, are expected to be fixed based on their respective expense budgets for those services. Thereafter, Satellite and TCI expect that the rates charged to them will be fair market rates, as established by agreement between Satellite and TCI.
                                                                     (continued)





                                     III-42

         TCI has agreed to contribute assets comprising certain currently operating call center facilities, as well as a facility under construction. The assets to be contributed by TCI include two operating call centers and the facility under construction. Satellite has agreed to contribute assets comprising two currently operating call center facilities. Transfers of various of the call center assets to the Call Center LLC will be subject to receipt of consents of third parties, including governmental authorities. Pending receipt of any required third-party consents and regulatory approvals, Satellite and TCI have agreed to provide to the Call Center LLC the use of the call center assets to be contributed under services agreements or similar arrangements to the extent feasible. Operating obligations relating to the contributed assets, including leases of real and personal property (but not including any indebtedness for borrowed money), are expected to be assumed by the Call Center LLC.

         No definitive agreement has yet been reached regarding the above-described transaction, and there can be no assurance that any such transaction will be consummated.

         Other Arrangements. On the Distribution date, TCI and Satellite entered into the Share Purchase Agreement, which obligates TCI and Satellite to sell to each other from time to time, at the then current market price, shares of TCI Group Series A Stock and SATCo Series A Stock, respectively, as necessary to satisfy their respective obligations under TCI Group Series A Options and SATCo Series A Options held after the Distribution date by their respective employees and non-employee directors.

         Certain officers of Satellite who were officers or directors of TCI and/or TCIC prior to the Distribution received undertakings of indemnification from TCI and/or TCIC. Such undertakings survived the Distribution.

         National Digital Television Center, Inc. ("NDTC"), an indirect subsidiary of TCI, has obtained a nontransferable, nonexclusive license to use certain proprietary technology of Imedia Corporation currently under development ("Imedia Technology") to provide statistical multiplexing of digitally compressed video signals. Although there can be no assurance that the Imedia Technology will be successfully implemented, if successful, such technology would increase the number of digital program signals that could be transmitted simultaneously over a single satellite transponder, thus effectively increasing the digital compression ratio. NDTC has agreed that if, prior to September 1, 1997, Satellite engages NDTC to provide digitization, compression and uplinking services for any high power DBS system operated by Satellite, and NDTC is authorized to use Imedia Technology or other proprietary technologies to provide multiplexing of digitally compressed video signals for Satellite, NDTC shall provide such multiplexing services to Satellite for an agreed fee, based on NDTC's incremental costs and other factors. Satellite's rights to receive multiplexing services under its agreement with NDTC are assignable by Satellite to any affiliate of Satellite, including for this purpose PRIMESTAR Partners.

         (c)     Indebtedness of management

         On March 4, 1997, Dr. Malone received an advance from a wholly-owned subsidiary of the Company in the amount of $5,787,505. On March 5, 1997, Dr. Malone received a second advance from a wholly-owned subsidiary of the Company in the amount of $5,813,755. The terms of the advances were memorialized by a promissory note entered into by Dr. Malone. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. As of April 1, 1997, $58,451 of interest was accrued on the note. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year. The loan is secured by the pledge by Dr. Malone of 193,400 shares of Class B Preferred Stock owned beneficially and of record by Dr. Malone. Dr. Malone used the proceeds of the advances to purchase shares of SATCo Series A Stock.





                                     III-43