Form 10-Q
period 1997-03-31
TELE COMMUNICATIONS INC /CO/
filed 1997-05-14
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-20421


                          TELE-COMMUNICATIONS, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



              State of Delaware                       84-1260157
             -------------------                       ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

              5619 DTC Parkway
             Englewood, Colorado                         80111
             -------------------                         -----
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


     The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of shares held by subsidiaries) as of April 30, 1997, was:


    Tele-Communications, Inc. Series A TCI Group common stock - 598,205,999 shares,
    Tele-Communications, Inc. Series B TCI Group common stock - 84,647,065 shares,
Tele-Communications, Inc. Series A Liberty Media Group common stock - 228,751,757 shares,
Tele-Communications, Inc. Series B Liberty Media Group common stock - 21,187,969 shares,
     Tele-Communications, Inc. Series A Telephony Group common stock - 0 shares,
                                       and
      Tele-Communications, Inc. Series B Telephony Group common stock - 0 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)



                                                         March 31,    December 31,
                                                           1997          1996
                                                        ----------    ----------
Assets                                                     amounts in millions
------
Cash and cash equivalents                               $      505           394

Trade and other receivables, net                               455           448

Prepaid expenses                                                84            81

Prepaid program rights                                          58            49

Committed film inventory                                        89           136

Investments in affiliates, accounted for under the
  equity method, and related receivables (note 4)            2,898         3,012

Investment in Time Warner, Inc. ("Time Warner")
  (note 5)                                                   2,037         2,027

Property and equipment, at cost:
  Land                                                          76            77
  Distribution systems                                      10,373        10,078
  Support equipment and buildings                            1,514         1,541
                                                        ----------    ----------
                                                            11,963        11,696
  Less accumulated depreciation                              4,275         4,168
                                                        ----------    ----------
                                                             7,688         7,528
                                                        ----------    ----------

Franchise costs                                             18,416        17,875
  Less accumulated amortization                              2,505         2,439
                                                        ----------    ----------
                                                            15,911        15,436
                                                        ----------    ----------

Other assets, net of amortization                              951         1,133
                                                        ----------    ----------
                                                        $   30,676        30,244
                                                        ==========    ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES



                     Consolidated Balance Sheets, continued
                                  (unaudited)


                                                         March 31,   December 31,
                                                          1997          1996
                                                        ---------   -----------
Liabilities and Stockholders' Equity                      amounts in millions
------------------------------------
Accounts payable                                        $     137           216
Accrued interest                                              168           274
Accrued programming expense                                   372           347
Other accrued expenses                                        825           812
Debt (note 7)                                              15,049        14,926
Deferred income taxes                                       5,946         6,012
Other liabilities                                             251           253
                                                        ---------   -----------
 Total liabilities                                         22,748        22,840
                                                        ---------   -----------
Minority interests in equity of consolidated
  subsidiaries                                              1,349         1,493

Redeemable preferred stocks                                   655           658

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts ("Trust Preferred
  Securities") holding solely subordinated debt
  securities of TCI Communications, Inc. ("TCIC")
  (note 8)                                                  1,502         1,000

Stockholders' equity (note 9):
 Series Preferred Stock, $.01 par value                        --            --
 Class B 6% Cumulative Redeemable Exchangeable Junior
   Preferred Stock, $.01 par value                             --            --
 Tele-Communications, Inc. Series A TCI Group common
   stock, $1 par value. Authorized 1,750,000,000 shares;
   issued 715,058,159 shares in 1997 and 696,325,478
   shares in 1996                                             715           696
 Tele-Communications, Inc. Series B TCI Group common
   stock, $1 par value. Authorized 150,000,000 shares;
   issued 84,647,065 shares in 1997 and 1996                   85            85
 Tele-Communications, Inc. Series A Liberty Media
   Group common stock, $1 par value.  Authorized
   750,000,000 shares; issued 228,749,797 shares in 1997
   and 227,844,437 shares in 1996                             229           228
 Tele-Communications, Inc. Series B Liberty Media
   Group common stock, $1 par value.  Authorized
   75,000,000 shares; issued 21,187,969 shares in 1997
   and 21,189,369 shares in 1996                               21            21
 Tele-Communications, Inc. Series A Telephony Group
   Stock, $1 par value. Authorized 750,000,000 shares,
   no shares outstanding                                       --            --
 Tele-Communications, Inc. Series B Telephony Group
   Stock, $1 par value. Authorized 75,000,000 shares, no
   shares outstanding                                          --            --
 Additional paid-in capital                                 3,904         3,672
 Cumulative foreign currency translation adjustment,
   net of taxes                                                 5            26
 Unrealized holding gains for available-for-sale
   securities, net of taxes                                    11            15
 Accumulated deficit                                         (234)         (176)
                                                        ---------   -----------
                                                            4,736         4,567
 Series A TCI Group common stock, at cost, held by
   subsidiaries (116,853,196 shares in 1997 and 1996)        (314)         (314)
                                                        ---------   -----------
     Total stockholders' equity                             4,422         4,253
                                                        ---------   -----------
Commitments and contingencies (note 10)
                                                        $  30,676        30,244
                                                        =========   ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES



                     Consolidated Statements of Operations
                                  (unaudited)


                                                          Three months ended
                                                              March 31
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
                                                         amounts in millions,
                                                       except per share amounts
Revenue:
 Communications and programming services                   $1,827         1,605
 Net sales from electronic retailing services
   (note 4)                                                    --           256
                                                      -----------   -----------
                                                            1,827         1,861
                                                      -----------   -----------
Operating costs and expenses:
 Operating                                                    696           662
 Cost of sales from electronic retailing services
   (note 4)                                                    --           165
 Selling, general and administrative                          393           501
 Compensation (adjustment to compensation) relating
   to stock appreciation rights                                15            (9)
 Depreciation                                                 241           252
 Amortization                                                 133           118
                                                      -----------   -----------
                                                            1,478         1,689
                                                      -----------   -----------
   Operating income                                           349           172

Other income (expense):
 Interest expense                                            (289)         (261)
 Interest and dividend income                                  21            10
 Share of losses of affiliates, net (note 4)                 (156)         (115)
 Minority interests in losses (earnings) of
   consolidated subsidiaries, net                             (38)            2
 Gain on disposition of assets                                 19            10
 Other, net                                                    (2)            6
                                                      -----------   -----------
                                                             (445)         (348)
                                                      -----------   -----------
  Loss before income taxes                                    (96)         (176)

Income tax benefit                                             38            55
                                                      -----------   -----------
  Net loss                                                    (58)         (121)

Dividend requirements on preferred stocks                     (10)           (9)
                                                      -----------   -----------
  Net loss attributable to common stockholders        $       (68)         (130)
                                                      ===========   ===========
Net earnings (loss) attributable to common
 stockholders:
  TCI Group Series A and Series B common stock        $       (84)         (145)
  Liberty Media Group Series A and Series B
    common stock                                               16            15
                                                      -----------   -----------
                                                      $       (68)         (130)
                                                      ===========   ===========
Net earnings (loss) attributable to common
 stockholders per common share (note 2):
  TCI Group Series A and Series B common stock        $      (.12)         (.22)
  Liberty Media Group Series A and Series B
    common stock                                      $       .06           .06

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES



                 Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1997
                                  (unaudited)




                                                                             Common Stock
                                                    ------------------------------------------------------------
                                         Class B        TCI Group      Liberty Media Group      Telephony Group      Additional
                                        Preferred   ------------------ -------------------    ------------------      paid-in
                                         Stock      Series A  Series B Series A   Series B    Series A  Series B      capital
                                       ---------    --------  -------- --------   --------    --------  --------      -------
                                                                       amounts in millions
Balance at January 1, 1997             $      --       696        85       228          21          --        --        3,672
 Net loss                                     --        --        --        --          --          --        --           --
 Issuance of common stock for
   acquisition                                --        16        --        --          --          --        --          242
 Issuance of common stock upon
   conversion of notes                        --         3        --         1          --          --        --           --
 Issuance of common stock to
   Tele-Communications, Inc. Employee
   Stock Purchase Plan                        --        --        --        --          --          --        --            8
 Accreted dividends on all classes
   of preferred stock                         --        --        --        --          --          --        --          (10)
 Accreted dividends on all classes
   of preferred stock not subject to
   mandatory redemption requirements          --        --        --        --          --          --        --            2
 Payment of preferred stock dividends         --        --        --        --          --          --        --          (10)
 Foreign currency translation
   adjustment                                 --        --        --        --          --          --        --           --
 Change in unrealized holding gains
   for available-for-sale securities          --        --        --        --          --          --        --           --
                                       ---------    --------  -------- --------   --------    --------  --------      -------
Balance at March 31, 1997              $      --         715        85      229          21         --        --        3,904
                                       =========    ========  ======== ========   =========   ========  ========      =======


                                                         Unrealized
                                          Cumulative     holding
                                           foreign       gains for
                                           currency     available-
                                          translation    for-sale                                 Total
                                          adjustment,   securities,  Accumulated   Treasury   stockholders'
                                         net of taxes  net of taxes    deficit      stock       equity
                                         -----------   ------------  -----------   --------   ------------
                                                                 amount in millions
Balance at January 1, 1997                      26            15           (176)       (314)         4,253
 Net loss                                       --            --            (58)         --            (58)
 Issuance of common stock for
   acquisition                                  --            --             --          --            258
 Issuance of common stock upon
   conversion of notes                          --            --             --          --              4
 Issuance of common stock to
   Tele-Communications, Inc. Employee
   Stock Purchase Plan                          --            --             --          --              8
 Accreted dividends on all classes
   of preferred stock                           --            --             --          --            (10)
 Accreted dividends on all classes
   of preferred stock not subject to
   mandatory redemption requirements            --            --             --          --              2
 Payment of preferred stock dividends           --            --             --          --            (10)
 Foreign currency translation
   adjustment                                  (21)           --             --          --            (21)
 Change in unrealized holding gains
   for available-for-sale securities            --            (4)            --          --             (4)
                                         ---------   -----------     ----------    --------    -----------
Balance at March 31, 1997                        5            11           (234)       (314)         4,422
                                         =========   ===========     ==========    ========    ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            1997        1996
                                                            ----        ----
                                                           amounts in millions
                                                               (see note 3)
Cash flows from operating activities:
 Net loss                                                   $ (58)       (121)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization                              374         370
   Compensation (adjustment to compensation) relating
    to appreciation rights                                     15          (9)
   Payments of stock appreciation rights                       (1)         (3)
   Share of losses of affiliates                              156         115
   Minority interests in earnings (losses)                     38          (2)
   Gain on disposition of assets                              (19)        (10)
   Deferred income tax benefit                                (66)        (57)
   Payments of restructuring charges                          (16)         --
   Other noncash charges (credits)                              3          (1)
   Changes in operating assets and liabilities, net of
    the effect of acquisitions:
     Change in receivables                                    (16)         25
     Change in inventories                                     --           9
     Change in prepaids                                       (32)        (10)
     Change in accrued interest                              (112)        (54)
     Change in other accruals and payables                    (27)         65
                                                            -----      ------
      Net cash provided by operating activities               239         317
                                                            -----      ------
Cash flows from investing activities:
 Cash paid for acquisitions                                  (156)         (3)
 Capital expended for property and equipment                  (90)       (423)
 Additional investments in and loans to affiliates and
  others                                                      (35)        (88)
 Repayments of loans to affiliates                            120           6
 Proceeds from disposition of assets                          140          41
 Cash received in exchanges                                    22          50
 Other investing activities                                  (104)        (59)
                                                            -----      ------
      Net cash used in investing activities                  (103)       (476)
                                                            -----      ------
Cash flows from financing activities:
 Borrowings of debt                                           363       1,588
 Repayments of debt                                          (820)     (1,954)
 Proceeds from issuance of common stock                         4          --
 Proceeds from issuance of Trust Preferred Securities         490         486
 Proceeds from issuance of subsidiary preferred stock          --         223
 Payment for repurchase of subsidiary common stock             (7)         --
 Payment of preferred stock dividends                         (21)        (21)
 Payment of dividends on subsidiary preferred stock and
   Trust Preferred Securities                                 (34)         --
                                                            -----      ------
      Net cash provided (used) by financing activities        (25)        322
                                                            -----      ------
      Net increase in cash and cash equivalents               111         163
      Cash and cash equivalents at beginning of period        394         118
                                                            -----      ------
      Cash and cash equivalents at end of period            $ 505         281
                                                            =====      ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                 March 31, 1997
                                  (unaudited)


(1)   General

      The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.
      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K for the year ended December 31, 1996.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Effective January 13, 1997, the Company issued a stock dividend to holders of Tele-Communications, Inc. Series A and Series B Liberty Media Group common Stock ("Liberty Group Stock") consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend"). The Liberty Group Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the Liberty Group Stock Dividend.

      Certain amounts have been reclassified for comparability with the 1997 presentation.

(2)   Earnings (Loss) Per Common and Common Equivalent Share

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect that Statement No. 128 will have a material impact on the Company's earnings (loss) per share as described below.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



      TCI Group Series A and Series B Common Stock

      The loss attributable to Tele-Communications, Inc. Series A and Series B TCI Group common stock ("TCI Group Stock") stockholders per common share for the three months ended March 31, 1997 and 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (678.0 million and 659.3 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

      Liberty Media Group Series A and Series B Common Stock

      Earnings attributable to Liberty Group Stock stockholders per common share for the three months ended March 31, 1997 and 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of Liberty Media Group Series A and Series B common stock during the period (249.7 million and 247.2 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

(3)   Supplemental Disclosures to Consolidated Statements of Cash Flows

      Cash paid for interest was $401 million and $315 million for the three months ended March 31, 1997 and 1996, respectively. Cash paid for income taxes during these periods was not material.

      Significant noncash investing and financing activities are as follows:


                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                           1997        1996
                                                           ----        ----
                                                          amounts in millions
Cash paid for acquisitions:
 Fair value of assets acquired                            $   1,065       1,130
 Liabilities assumed, net of current assets                    (616)       (374)
 Deferred tax liability recorded in acquisitions                (34)       (240)
 Minority interests in equity of acquired entities               (1)        (52)
 Common stock and preferred stock issued in acquisitions       (258)       (461)
                                                          ---------   ---------
     Cash paid for acquisitions                           $     156           3
                                                          =========   =========
Cash received in exchanges:
 Aggregate cost basis of assets acquired                  $    (294)       (193)
 Historical cost of assets exchanged                            305         222
 Gain recorded on exchange of assets                             11          21
                                                          ---------   ---------
     Cash received in exchanges                           $      22          50
                                                          =========   =========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                          Three months ended
                                                              March 31,
                                                          ------------------
                                                           1997        1996
                                                           ----        ----
                                                          amounts in millions
Effect of foreign currency translation adjustment on
 book value of foreign equity investments                 $   21           7
                                                          ======        ====
Change in unrealized gains, net of deferred income
 taxes, on available-for-sale securities                  $    4          24
                                                          ======        ====
Accrued preferred stock dividends                         $    8           7
                                                          ======        ====

(4)   Investments in Affiliates

      The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the more significant investments at March 31, 1997.


                                                        March 31, 1997
                                                  --------------------------
                                                   Percentage      Carrying
                                                   Ownership         Value
                                                   ---------         -----
                                                     amounts in millions
Sprint Spectrum Holding Company, L.P.,
   MinorCo, L.P. and PhillieCo, L.P.              30% - 35.3%        $728
Teleport Communications Group, Inc.                  31.1%            263
Home Shopping Network, Inc. ("HSN")                  19.9%            144
BDTV INC. and BDTV II, INC.                           99%             200
Telewest Communications plc
   ("Telewest")                                       27%             427
Various foreign equity investments (other
   than Telewest)                                   various           373
Discovery Communications, Inc.                        49%             118
QVC, Inc.                                             43%             110

Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                    Three months ended
              Combined Operations                        March 31,
              -------------------                   ------------------
                                                     1997        1996
                                                     ----        ----
                                                    amounts in millions
              Revenue                               $  1,751     1,308
              Operating expenses                      (1,642)   (1,151)
              Depreciation and amortization             (282)     (149)
                                                    --------   -------
                 Operating income (loss)                (173)        8
              Interest expense                          (171)     (108)
              Other, net                                (152)      (31)
                                                    --------   -------
                 Net loss                           $   (496)     (131)
                                                    ========   =======

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo. During the three months ended March 31, 1997 and 1996, the Sprint PCS Partnerships contributed $64 million and $53 million, respectively, to the Company's share of affiliate losses. Such 1996 amount includes $34 million related to prior periods.

      The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents). The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

      From inception through March 1997, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $0.9 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $1.2 billion of such amount (of which the Company's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extent that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion; however, based on the currently expected timing and use of the partners' contributions to Sprint Spectrum, the Company currently believes that such agreement will not result in the Company's being required to make any incremental capital contributions in addition to its pro rata portion of the aforementioned $4.2 billion amount.

      Pursuant to an agreement among Liberty Media Corporation ("Liberty"), a subsidiary of TCI, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Option.
      BDTV-I is a corporation formed by Liberty and Mr. Diller pursuant to the BDTV Agreement, in which Liberty owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

      Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger"). In order to effect the HSN Merger in compliance with the FCC Order, Liberty agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty and therefore, the financial results of HSN are no longer consolidated with the financial results of Liberty. Although Liberty no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

      Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest contributed $42 million and $31 million of the Company's share of its affiliates' losses during the three months ended March 31, 1997 and 1996, respectively. In addition, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments accounted for $22 million and $18 million of the Company's share of its affiliates' losses in 1997 and 1996, respectively.

      Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)   Investment in Time Warner

      Through October 9, 1996, TCI owned shares of Turner Broadcasting System, Inc. ("TBS") common stock and shares of TBS preferred stock that were convertible into TBS common stock. The Company's total holdings represented an approximate 7.5% voting interest for those matters which preferred and common voted as a single class. On October 10, 1996, Time Warner and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

      In connection with the TBS/Time Warner Merger, the Company received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. At March 31, 1997, the Company's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2.2 billion based upon the market value of the marketable common stock into which it is convertible.

      Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the Liberty Group Stock stockholders, TCI agreed in an Agreement Containing Consent Order (the "FTC Consent Decree") with the FTC that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Group Stock stockholders the stock of a new company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The IRS has declined to provide the requested ruling and, accordingly, TCI has canceled plans for the Spin-Off. Pursuant to the FTC Consent Decree, the level of TCI's ownership in Time Warner is restricted to the lower of 9.2% of the fully diluted number of shares of Time Warner's common stock and 12.4% of the aggregate number of outstanding shares of Time Warner's common stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The agreement provides for the Contract Option to be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained, subject to extension for a 30-day period, if the IRS ruling were not obtained, during which period the parties would seek to negotiate an alternative structure for the transaction. On the date of grant of the Contract Option, the agreement provides for Time Warner to issue to Southern, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable at Time Warner's option in cash or TW Exchange Stock. If Time Warner were to exercise the Contract Option and enter into the Distribution Contract, Time Warner would be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract. In light of the cancellation of the Spin-Off, Liberty is seeking to renegotiate the Contract Option to provide instead for an option for Time Warner to acquire Southern's business.

(6)   Acquisitions

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

      On July 31, 1996, pursuant to certain agreements entered into among TCIC, a subsidiary of TCI; TCI; Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share.

(7)   Debt

      Debt is summarized as follows:

                                     March 31,   December 31,
                                       1997         1996
                                    ----------   ------------
                                      amounts in millions
      Notes payable                 $    9,254         9,308
      Bank credit facilities             5,219         4,813
      Commercial paper                     404           638
      Convertible notes (a)                 41            43
      Other debt                           131           124
                                    ----------   -----------
                                    $   15,049        14,926
                                    ==========   ===========

      (a) These convertible notes, which are stated net of unamortized discount of $168 million at March 31, 1997 and $178 million at December 31, 1996, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the three months ended March 31, 1997, certain of these notes were converted into 2,150,000 shares of Series A TCI Group Stock and 810,000 shares of Series A Liberty Group Stock. At March 31, 1997, the notes were convertible, at the option of the holders, into an aggregate of 34,933,772 shares of Series A TCI Group Stock and 13,100,153 shares of Series A Liberty Group Stock.

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

      As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of the Company. Also, as security for borrowings under another of the Company's credit facilities, the Company has pledged a portion of its Time Warner common stock with an estimated market value of $2.2 billion.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $15,049 million, was $15,098 million at March 31, 1997.

      In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and
      (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended March 31, 1997 and 1996, the Company's net receipts pursuant to the Fixed Rate Agreements were $3 million and $5 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively.

      The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):


        Fixed Rate Agreements                   Variable Rate Agreements
--------------------------------------  ----------------------------------------
 Expiration    Interest Rate  Notional    Expiration    Interest Rate   Notional
    Date        To Be Paid     Amount        Date       To Be Received   Amount
-------------  -------------  --------  --------------  --------------  --------
October 1997    7.1%-9.3%      $180     April 1997             7.0%      $  200
December 1997      8.7%         230     September 1998       4.8%-5.4%      450
                               ----     April 1999             7.4%          50
                               $410     February 2000        5.8%-6.6%      300
                               ====     March 2000           5.8%-6.0%      675
                                        September 2000         5.1%          75
                                        March 2027             9.7%         300
                                        December 2036          9.7%         200
                                                                         ------
                                                                         $2,250
                                                                         ======

      The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

      The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at March 31, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At March 31, 1997, the Company would be required to pay an estimated $47 million to terminate the Fixed Rate Agreements and an estimated $7 million to terminate the Variable Rate Agreements.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

      In 1996 and 1997, the Company, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:


              Subsidiary Trust          Interest Rate  Face Amount
      --------------------------------  -------------  -----------
                                                       in millions
      TCI Communications Financing I            8.72%    $  500
      TCI Communications Financing II          10.00%       500
      TCI Communications Financing III          9.65%       300
      TCI Communications Financing IV           9.72%       200
                                                         ------
                                                         $1,500
                                                         ======

      The Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated
      Deferrable Interest Notes (the "Subordinated Debt Securities") of TCIC. The Subordinated Debt Securities have interest rates equal to the interest rate of the corresponding Trust Preferred Securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the Subordinated Debt Securities, the Trust Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Preferred Securities.

      The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying consolidated financial statements.

(9)   Stockholders' Equity

      In August 1995, TCI issued the Liberty Group Stock which reflects the separate performance of TCI's business which produces and distributes programming services ("Liberty Media Group").

      As of March 31, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TCI's International Cable and Programming Unit ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group or to Liberty Media Group for purposes of preparing their combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock or Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

      On March 12, 1997, the TCI stockholders authorized the TCI Board of Directors to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 31, 1997, no shares of Telephony Group Stock have been issued.

      Stock Options

      Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through March 31, 1997, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

      Other

      At March 31, 1997, there were 126,384,805 shares of Series A TCI Group Stock and 30,616,358 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of Series A TCI Group Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)  Commitments and Contingencies

      The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1997, these agreements require minimum payments aggregating approximately $651 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

      The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At March 31, 1997, such commitments aggregated $215 million.

      The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $252 million at March 31, 1997. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

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

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




Management's Discussion and Analysis of
  Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

(1)  Material changes in financial condition:

     The Company is organized based upon four lines of business: Domestic Cable and Communications; Programming; TINTA; and Technology/Venture Capital. Within the Domestic Cable and Communications line of business, the Company operates three strategic business units: Cable, Telephony and Internet. The Company's organizational structure provides for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While none of TINTA, the Technology/Venture Capital unit, the Telephony unit or the Internet unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate operational focus.

     During March 1997, the Company, through special purpose entities formed as Delaware business trusts, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. The Company used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

     In January 1997, the Company acquired the 50% ownership interest in TKR Cable that the Company did not previously own and certain additional assets for aggregate consideration of approximately $970 million. The Company issued approximately 16 million shares of TCI Group Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition.

     On July 31, 1996, TCIC consummated the Viacom Acquisition whereby TCIC acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets. The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the proceeds of the Loan Facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. For additional discussion of the Viacom Acquisition, see note 6 to the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

     At March 31, 1997, subsidiaries of the Company had approximately $2.0 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights) ($738 million and $533 million for the three months ended March 31, 1997 and 1996, respectively) to interest expense ($289 million and $261 million for the three months ended March 31, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 255% and 204% for the three months ended March 31, 1997 and 1996, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, almost half of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($239 million and $317 million for the three months ended March 31, 1997 and 1996, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Historically, amounts expended by the Company for its investing activities have exceeded net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions, investments and capital expenditures have exceeded net cash provided by operating activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $90 million during the three months ended March 31, 1997, as compared to $423 million during the corresponding period in 1996. The Company currently estimates that it will spend approximately $750 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

     The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at March 31, 1997, these agreements require minimum payments aggregating approximately $651 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

     The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At March 31, 1997, such commitments aggregated $215 million.

     The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $252 million at March 31, 1997. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended March 31, 1997 and 1996, the Company's net receipts pursuant to the Fixed Rate Agreements were $3 million and $5 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     On March 12, 1997, the TCI stockholders authorized the TCI Board of Directors to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock. The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 31, 1997, no shares of Telephony Group Stock have been issued.

     TCI is considering the creation of new series of its common stock which would be intended to reflect the performance of substantially all of TCI Group's international and non-cable assets. To do this, TCI is contemplating amending the recently approved Telephony Group Stock to expand that group to track such assets, including TCI's investments in At Home Corporation, Tele-Communications International, Inc., United Video Satellite Group, Inc. and others. The tracking stock may be issued through an exchange offer whereby the Company's stockholders will have the opportunity to exchange their TCI Group Stock for tracking stock of the new group.

     On April 21, 1997, TCI announced that it had entered into an agreement to merge Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger is valued at approximately $627 million. Pursuant to the merger agreement, TCI would exchange shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which holds 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Liberty Media Group intends to purchase from TCI Group the 6.7 million shares that would be acquired in such transaction at market valuations to be determined at the time of the merger closing.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)  Material changes in results of operations:

     Communications and Programming Services Revenue

     The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At March 31, 1997, approximately 79% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

     During the three months ended March 31, 1997, 65% of the Company's revenue from Communications and Programming Services was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

     Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with those of the Company.

     Revenue from communications and programming services increased 14% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from the Company's domestic cable customers accounted for 5% of such increase as a result of an 11% increase in the Company's average basic rate, a 1% increase in the Company's average premium rate and a 3% decrease in the number of average premium subscribers. The number of average basic customers increased less than 1% from 1996 to 1997. The Company's revenue from domestic cable operations aggregated $1,556 million and $1,333 million for the three months ended March 31, 1997 and 1996, respectively. In addition, the Company's revenue from communications and programming services increased 15% due to acquisitions and decreased 5% due to the deconsolidation of the Company's sports programming businesses (see discussion below) and decreased 5% due to the Satellite Spin-off. Increases in the Company's domestic programming revenue (from Encore Media Corporation and QE+), international cable revenue and other revenue accounted for the remaining 4% increase.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

     Internationally, News Corp. and a limited liability company ("Liberty/TINTA") formed Liberty Media Group and TINTA formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services in selected areas throughout the world. Liberty/TINTA and News Corp. each own 50% of Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed its interests in certain international sports programming services, various international sports and satellite transponder rights and cash.

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

     Net Sales From Electronic Retailing Services

     As a result of the HSN Merger in December 1996, HSN is no longer a consolidated subsidiary of the Company. Accordingly, the Company no longer reports revenue or cost of sales related to electronic retailing services. See note 4 to the accompanying consolidated financial statements.

     Operating Costs and Expenses

     Operating expenses increased 5% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 8%. Programming expenses accounted for the majority of such increase. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

     Selling general and administrative expenses decreased 22% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 3%. Such decrease is due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses.

     The decrease in the Company's depreciation expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off partially offset by increases due to acquisitions and capital expenditures. The increase in amortization expense in 1997 is due to acquisitions.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

     Other Income and Expenses

     At March 31, 1997, the Company had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at March 31, 1997 of $427 million and comprised $42 million and $31 million of the Company's share of its affiliates' losses during the three months ended March 31, 1997 and 1996, respectively. In addition, the Company has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $373 million at March 31, 1997 and accounted for $22 million and $18 million of the Company's share of its affiliates' losses for the three months ended March 31, 1997 and 1996, respectively. Additionally, included in share of losses of affiliates for the three months ended March 31, 1997 and 1996 is $64 million and $53 million, respectively, attributable to the Sprint PCS Partnerships. Such 1996 amount includes $34 million associated with prior periods.

     Minority interests in earnings of consolidated subsidiaries aggregated $38 million for the three months ended March 31, 1997, as compared to minority interests in losses of consolidated subsidiaries for the corresponding period in 1996. Such change is due primarily to the accrual of dividends on the Trust Preferred Securities in 1997. See note 8 to the accompanying consolidated financial statements.

     Net Loss

     The Company's net loss (before preferred stock dividend requirements) of $58 million for the three months ended March 31, 1997 represents an improvement of $63 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $121 million for the three months ended March 31, 1996. Such change is primarily the net result of an increase in operating income partially offset by increases in share of losses of affiliates, dividends on the Trust Preferred Securities reflected as minority interests in earnings of consolidated subsidiaries and interest expense.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                            Combined Balance Sheets
                                  (unaudited)



                                                          March 31,    December 31,
                                                            1997          1996
                                                          --------     -----------
Assets                                                      amounts in millions
------
Cash and cash equivalents                                 $    132            56
Trade and other receivables, net                               429           423
Prepaid expenses                                                82            80
Prepaid program rights                                          24            17
Committed film inventory                                        66           116
Investments in affiliates, accounted for under the
 equity method, and related receivables (note 4)             2,333         2,457
Property and equipment, at cost:
 Land                                                           76            77
 Distribution systems                                       10,368        10,072
 Support equipment and buildings                             1,501         1,529
                                                          --------      --------
                                                            11,945        11,678
 Less accumulated depreciation                               4,267         4,160
                                                          --------      --------
                                                             7,678         7,518
                                                          --------      --------

Franchise costs                                             18,416        17,875
 Less accumulated amortization                               2,505         2,439
                                                          --------      --------
                                                            15,911        15,436
                                                          --------      --------

Other assets, net of amortization                              880         1,051
                                                          --------      --------
                                                          $ 27,535        27,154
                                                          ========      ========

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Balance Sheets, continued
                                  (unaudited)



                                                          March 31,    December 31,
                                                            1997          1996
                                                          --------     -----------
Liabilities and Combined Equity                             amounts in millions
-------------------------------
Accounts payable                                          $   137           216

Accrued interest                                              168           274

Accrued programming expense                                   334           313

Other accrued expenses                                        800           787

Debt (note 6)                                              15,049        14,924

Deferred income taxes                                       5,367         5,430

Other liabilities                                             229           235
                                                          -------       -------
  Total liabilities                                        22,084        22,179
                                                          -------       -------
Minority interests in equity of consolidated
 subsidiaries                                               1,298         1,454

Redeemable preferred stock                                    655           658

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts ("Trust Preferred
 Securities") holding solely subordinated debt
 securities of TCI Communications, Inc. ("TCIC")
 (note 7)                                                   1,502         1,000

Combined equity (note 8):
 Combined equity, including preferred stocks of
  Tele-Communications, Inc. ("TCI")                         2,039         1,864
 Cumulative foreign currency translation adjustment,
  net of taxes                                                  5            26
 Unrealized holding gains for available-for-sale
  securities, net of taxes                                     11            15
 Due from Liberty Media Group                                 (59)          (42)
                                                          -------       -------
   Combined equity                                          1,996         1,863
                                                          -------       -------
Commitments and contingencies (note 10)
                                                          $27,535        27,154
                                                          =======       =======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Statements of Operations
                                  (unaudited)


                                                          Three months ended
                                                              March 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
                                                         amounts in millions,
                                                       except per share amounts
Revenue                                                    $1,791         1,469

Operating costs and expenses:
 Operating                                                    676           545
 Programming charges from Liberty Media Group
  (note9)                                                      23            29
 Selling, general and administrative                          381           408
 Charges to Liberty Media Group (note 9)                       (2)           (6)
 Compensation (adjustment to compensation) relating
  to stock appreciation rights (notes 8 and 10)                10            (8)
 Depreciation                                                 240           246
 Amortization                                                 133           105
                                                           ------        ------
                                                            1,461         1,319
                                                           ------        ------
   Operating income                                           330           150
Other income (expense):
 Interest expense                                            (289)         (255)
 Interest and dividend income                                  10             8
 Share of losses of affiliates, net (note 4)                 (159)         (123)
 Minority interests in losses (earnings) of
  consolidated subsidiaries, net                              (33)            5
 Gain on disposition of assets                                 19             8
 Other, net                                                    (2)            4
                                                           ------        ------
                                                             (454)         (353)
                                                           ------        ------
   Loss before income taxes                                  (124)         (203)
Income tax benefit                                             50            67
                                                           ------        ------
   Net loss                                                   (74)         (136)
Dividend requirements on preferred stocks                     (10)           (9)
                                                           ------        ------
  Net loss attributable to common stockholders             $  (84)         (145)
                                                           ======        ======
Loss attributable to common stockholders per common
 share (note 2)                                            $ (.12)         (.22)
                                                           ======        ======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                          Combined Statement of Equity

                       Three months ended March 31, 1997
                                  (unaudited)


                                                                     Unrealized
                                            Combined   Cumulative     holding
                                             equity,    foreign       gains for     Due
                                            including   currency     available-    from
                                            preferred  translation    for-sale    Liberty
                                            stocks of  adjustment,   securities,   Media   Combined
                                              TCI      net of taxes  net of taxes  Group    equity
                                            ---------  ------------  ------------  -----    ------
                                                              amounts in millions
Balance at January 1, 1997                    $1,864        26            15        (42)     1,863
 Net loss                                        (74)       --            --         --        (74)
 Purchase of programming from Liberty
   Media Group                                    --        --            --         23         23
 Cost allocations to Liberty Media Group          --        --            --         (2)        (2)
 Adjustment to allocation of compensation
   relating to stock appreciation rights          --        --            --         (1)        (1)
 Intergroup tax allocation to Liberty
   Media Group                                    --        --            --        (14)       (14)
 Net cash transfers to Liberty Media Group        --        --            --        (23)       (23)
 Change in unrealized gains for
   available-for-sale securities                  --        --            (4)        --         (4)
 Foreign currency translation adjustment          --       (21)           --         --        (21)
 Accreted dividends on TCI preferred
   stock subject to mandatory redemption
   requirements                                   (8)       --            --         --         (8)
 Payment of TCI preferred stock dividends        (10)       --            --         --        (10)
 Issuance of TCI Group common stock for
   acquisition                                   258        --            --         --        258
 Issuance of TCI common stock upon
   conversion of notes                             3        --            --         --          3
 Issuance of TCI Group common stock
   to TCI Employee Stock Purchase Plan             6        --            --         --          6
                                              ------      ----         -----      -----     ------
Balance at March 31, 1997                     $2,039         5            11        (59)     1,996
                                              ======      ====         =====      =====     ======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Statements of Cash Flows
                                  (unaudited)

                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
                                                             amounts in millions,
                                                                 (see note 3)
Cash flows from operating activities:
 Net loss                                                     $ (74)       (136)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization                                373         352
   Compensation (adjustment to compensation) relating
    to stock appreciation rights                                 10          (8)
   Payments of stock appreciation rights                         (1)         (2)
   Share of losses of affiliates                                159         123
   Minority interests in earnings (losses)                       33          (5)
   Gain on disposition of assets                                (19)         (8)
   Intergroup tax allocation                                    (14)         (5)
   Deferred income tax benefit                                  (63)        (64)
   Payments of restructuring charges                            (16)         --
   Other noncash charges (credits)                                3          (6)
  Changes in operating assets and liabilities, net of
   the effect of acquisitions:
    Change in receivables                                       (15)         52
    Change in prepaids                                          (26)         (4)
    Change in accruals and payables                             (31)         50
    Change in accrued interest                                 (112)        (51)
                                                              -----      ------
     Net cash provided by operating activities                  207         288
                                                              -----      ------
Cash flows from investing activities:
 Cash paid for acquisitions                                    (156)         (3)
 Capital expended for property and equipment                    (90)       (418)
 Additional investments in and loans to affiliates and
  others                                                        (29)        (87)
 Repayment of loans to affiliates                               120           6
 Proceeds from dispositions of assets                           140          39
 Cash received in exchanges                                      22          50
 Change in due from Liberty Media Group                          (2)          1
 Other investing activities                                    (104)        (47)
                                                              -----      ------
     Net cash used in investing activities                      (99)       (459)
                                                              -----      ------
Cash flows from financing activities:
 Borrowings of debt                                             361       1,474
 Repayments of debt                                            (817)     (1,819)
 Proceeds from issuance of common stock                           3          --
 Proceeds from issuance of Trust Preferred Securities           490         486
 Proceeds from issuance of subsidiary preferred stock            --         223
 Distribution to minority interest                               (7)         --
 Payment for repurchase of subsidiary common stock               (7)         --
 Payment of preferred stock dividends                           (21)        (21)
 Payment of dividends on subsidiary preferred stock and
  Trust Preferred Securities                                    (34)         --
                                                              -----      ------
     Net cash provided (used) by financing activities           (32)        343
                                                              -----      ------
     Net increase in cash and cash equivalents                   76         172
     Cash and cash equivalents at beginning of period            56          77
                                                              -----      ------
     Cash and cash equivalents at end of period               $ 132         249
                                                              =====      ======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                                 March 31, 1997
                                  (unaudited)

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

      As of March 31, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit,
      (ii) TCI's International Cable and Programming unit ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group".

      Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

      Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of TCI Group and the market price of shares of the TCI Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce the funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Group financial information should be read in conjunction with the TCI financial information.
                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.
      These combined financial statements should be read in conjunction with the audited combined financial statements of TCI Group for the year ended December 31, 1996.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain amounts have been reclassified for comparability with the 1997 presentation.

(2)   Loss Per Common Share

      The loss attributable to TCI Group Stock stockholders per common share for the three months ended March 31, 1997 and 1996 was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Series A and Series B common stock during the period (678.0 million and 659.3 million, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. TCI Group does not expect that Statement No. 128 will have a material impact on TCI Group's loss per share.

(3)   Supplemental Disclosures to Combined Statements of Cash Flows

      Cash paid for interest was $401 million and $308 million for the three months ended March 31, 1997 and 1996, respectively. Cash paid for income taxes during these periods was not material.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      Significant noncash investing and financing activities are as follows:


                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
                                                             amounts in millions,
Cash paid for acquisitions:
Fair value of assets acquired                                $1,065       1,130
Liabilities assumed, net of current assets                     (616)       (374)
Deferred tax liability recorded in acquisitions                 (34)       (240)
Minority interests in equity of acquired entities                (1)        (52)
Common stock and preferred stock issued in acquisition         (258)       (461)
                                                             ------      ------
  Cash paid for acquisitions                                 $  156           3
                                                             ======      ======
Cash received in exchanges:
Aggregate cost basis of assets acquired                      $ (294)       (193)
Historical cost of assets exchanged                             305         222
Gain recorded on exchange of assets                              11          21
                                                             ------      ------
  Cash received in exchanges                                 $   22          50
                                                             ======      ======
Change in unrealized gains, net of deferred income
  taxes, on available-for-sale securities                    $    4          40
                                                             ======      ======
Effect of foreign currency translation adjustment on
  book value of foreign equity investments                   $   21           7
                                                             ======      ======
Accrued preferred stock dividends                            $    8           7
                                                             ======      ======

(4)   Investments in Affiliates

      TCI Group has various investments accounted for under the equity method. The following table includes TCI Group's carrying value and percentage ownership of the more significant investments at March 31, 1997.


                                                   March 31, 1997
                                                ---------------------
                                                Percentage   Carrying
                                                Ownership      Value
                                                ---------    --------
                                                 amounts in millions
Sprint Spectrum Holding Company, L.P.,
 MinorCo, L.P. and PhillieCo, L.P.            30% - 35.3%      $728
Teleport Communications Group, L.P.                 31.1%       263
Telewest Communications plc ("Telewest")              27%       427
Various foreign equity investments (other
 than Telewest)                                   various       373

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:


                                 Three months ended
Combined Operations                  March 31,
-------------------            ----------------------
                                  1997         1996
                                  ----         ----
                                amounts in millions
Revenue                          $ 640          568
Operating expenses                (663)        (538)
Depreciation and amortization     (220)        (113)
                                 -----        -----
Operating loss                    (243)         (83)
Interest expense                  (139)         (81)
Other, net                        (111)           4
                                 -----        -----
Net loss                         $(493)        (160)
                                 =====        =====

      TCI Group is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and TCI Group. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI Group. TCI Group has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35.3% interest as a partner in PhillieCo. During the three months ended March 31, 1997 and 1996, the Sprint PCS Partnerships contributed $64 million and $53 million, respectively, to TCI Group's share of affiliate losses. Such 1996 amount includes $34 million related to prior periods.

      The Sprint PCS Partnerships have licenses, and have affiliated with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or metropolitan trading areas) covering over 190 million "Pops" (or population equivalents). The Sprint PCS Partnerships' licenses, which cover 29 markets, were acquired in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995, for an aggregate license cost of approximately $2.1 billion. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego, California. The Sprint PCS Partnerships may invest in other entities that hold PCS Licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      From inception through March 1997, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which TCI Group contributed an aggregate of approximately $0.9 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. TCI Group expects that the remaining approximately $1.2 billion of such amount (of which TCI Group's share is approximately $0.4 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). TCI Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

      Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extend that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion; however, based on the currently expected timing and use of the partners' contributions to Sprint Spectrum, TCI Group currently believes that such agreement will not result in TCI Group's being required to make any incremental capital contributions in addition to its pro rata portion of the aforementioned $4.2 billion amount.

      Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest contributed $42 million and $31 million of TCI Group's share of its affiliates' losses during the three months ended March 31, 1997 and 1996, respectively. In addition, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments accounted for $22 million and $18 million of TCI Group's share of its affiliates' losses in 1997 and 1996, respectively.

      Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)   Acquisitions

      In January 1997, TCI Group acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that TCI Group did not previously own and certain additional assets for aggregate consideration of approximately $970 million. TCI Group issued approximately 16 million shares of TCI Group Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner, Inc. common stock valued at $41 million upon consummation of such acquisition.
                                                                     (continued)

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

      Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share.

(6) Debt

     Debt is summarized as follows:

                           March 31,   December 31,
                             1997        1996
                           --------    ------------
                            amounts in millions
Notes payable              $ 9,254         9,308
Bank credit facilities       5,219         4,811
Commercial paper               404           638
Convertible notes (a)           41            43
Other debt                     131           124
                           -------       -------
                           $15,049        14,924
                           =======       =======

      (a) These convertible notes, which are stated net of unamortized discount of $168 million and $178 million at March 31, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1997, the notes were convertible, at the option of the holders, into an aggregate of 34,933,772 shares of Series A TCI Group Stock and 13,100,153 shares of Series A Liberty Group Stock.

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

      The fair value of the debt attributable to TCI Group is estimated based on the current market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $15,049 million, was $15,098 million at March 31, 1997.

      In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and
      (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended December 31, 1997 and 1996, TCI Group's net receipts pursuant to the Fixed Rate Agreements were $3 million and $5 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively.

      TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):


        Fixed Rate Agreements                   Variable Rate Agreements
--------------------------------------  ----------------------------------------
 Expiration    Interest Rate  Notional    Expiration    Interest Rate   Notional
    Date        To Be Paid     Amount        Date       To Be Received   Amount
-------------  -------------  --------  --------------  --------------  --------
October 1997     7.1%-9.3%     $180     April 1997              7.0%     $  200
December 1997         8.7%      230     September 1998     4.8%-5.4%        450
                               ----     April 1999              7.4%         50
                               $410     February 2000      5.8%-6.6%        300
                               ====     March 2000         5.8%-6.0%        675
                                        September 2000          5.1%         75
                                        March 2027              9.7%        300
                                        December 2036           9.7%        200
                                                                         ------
                                                                         $2,250
                                                                         ======

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

      The fair value of the interest rate exchange agreements is the estimated amount that TCI Group would pay or receive to terminate the agreements at March 31, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At March 31, 1997, TCI Group would be required to pay an estimated $47 million to terminate the Fixed Rate Agreements and an estimated $7 million to terminate the Variable Rate Agreements.

      Certain subsidiaries attributed to TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI Group's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(7) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

      In 1996 and 1997, TCI Group, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:


        Subsidiary Trust          Interest Rate  Face Amount
--------------------------------  -------------  -----------
                                                 in millions
TCI Communications Financing I         8.72%          $  500
TCI Communications Financing II       10.00%             500
TCI Communications Financing III       9.65%             300
TCI Communications Financing IV        9.72%             200
                                                      ------
                                                      $1,500

      The Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated
      Deferrable Interest Notes (the "Subordinated Debt Securities") of TCIC. The Subordinated Debt Securities have interest rates equal to the interest rate of the corresponding Trust Preferred Securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The Subordinated Debt Securities are unsecured obligations of TCIC and are subordinate and junior in right of payment to certain other indebtedness of TCI Group. Upon redemption of the Subordinated Debt Securities, the Trust Preferred Securities will be mandatorily redeemable. TCIC effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Preferred Securities.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned
      "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying combined financial statements.

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

(9)   Transactions with Liberty Media Group and Other Related Parties

      Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During each of the three month periods ended March 31, 1997 and 1996, Liberty Media Group was allocated less than $1 million, in corporate general and administrative costs by TCI Group.

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



      The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $213 million of which was paid through March 31, 1997. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

      Encore Media Corporation (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earns a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $2 million and $1 million for the three months ended March 31, 1997 and 1996, respectively. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

      Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the three months ended March 31, 1997 and 1996, aggregated $2 million and $3 million, respectively.

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

      For all periods prior to the Distribution, all financial impacts of equity offerings were attributed entirely to TCI Group. After the Distribution, all financial impacts of issuances of additional shares of TCI Group Stock are attributed entirely to TCI Group, and all financial impacts of issuances of additional shares of Liberty Group Stock, the proceeds of which are attributed to Liberty Media Group, are reflected entirely in the combined financial statements of Liberty Media Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock are attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock are attributed entirely to Liberty Media Group. Financial impacts of repurchases of Liberty Group Stock, the consideration for which is charged to Liberty Media Group, are reflected entirely in the combined financial statements of Liberty Media Group, and the financial impacts of repurchases of Liberty Group Stock the consideration for which is charged to TCI Group, are attributed entirely to TCI Group.

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

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(10)  Commitments and Contingencies

      TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $252 million at March 31, 1997. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

      TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1997, these agreements require minimum payments aggregating $324 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

      TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At March 31, 1997, such commitments aggregated $215 million.

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

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



Management's Discussion and Analysis of
 Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with TCI Group's Management's Discussion and Analysis of Financial Condition and Results of Operations included in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in trends, risks and uncertainties affecting TCI Group's results of operations and financial condition. Reference should also be made to TCI Group's combined financial statements included herein.

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

     As of March 31, 1997, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)  Material changes in financial condition (continued):

     Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

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

     At March 31, 1997, TCI Group had approximately $1.7 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 6 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)  Material changes in financial condition (continued):

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights ($713 million and $493 million for the three months ended March 31, 1997 and 1996, respectively) to interest expense ($289 million and $255 million for the three months ended March 31, 1997 and 1996, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 247% and 193% for the three months ended March 31, 1997 and 1996, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, almost half of which results from fixed rate indebtedness. However, TCI Group's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($207 million and $288 million for the three months ended March 31, 1997 and 1996, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Historically, amounts expended by TCI Group for its investing activities have exceeded net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

     TCI Group's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions, investments and capital expenditures have exceeded net cash provided by operating activities. TCI Group has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by TCI Group for property and equipment was $90 million during the three months ended March 31, 1997, as compared to $418 million during the corresponding period in 1996. TCI Group currently estimates that it will spend approximately $750 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, TCI Group currently anticipates that such excess cash will initially be used to reduce outstanding debt.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)  Material changes in financial condition (continued):

     TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $252 million at March 31, 1997. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

     TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on customer levels at March 31, 1997, these agreements require minimum payments aggregating approximately $324 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

     TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At March 31, 1997, such commitments aggregated $215 million.

     TCI Group's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCI Group) and through net cash provided by their own operating activities.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, TCI Group (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended March 31, 1997 and 1996, TCI Group's net receipts pursuant to the Fixed Rate Agreements were $3 million and $5 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(1)  Material changes in financial condition (continued):

     On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of TCI's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of TCI's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of March 31, 1997, no shares of Telephony Group Stock have been issued.

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

     TCI is considering the creation of new series of its common stock which would be intended to reflect the performance of substantially all of TCI Group's international and non-cable assets. To do this, TCI is contemplating amending the recently approved Telephony Group Stock to expand that group to track such assets, including TCI's investments in At Home Corporation, Tele-Communications International, Inc., United Video Satellite Group, Inc. and others. The tracking stock may be issued through an exchange offer whereby the Company's shareholders will have the opportunity to exchange their TCI Group Stock for tracking stock of the new group.

     On April 21, 1997, TCI announced that it had entered into an agreement to merge Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger is valued at approximately $627 million. Pursuant to the merger agreement, TCI would exchange shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which holds 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Liberty Media Group intends to purchase from TCI Group the 6.7 million shares that would be acquired in such transaction at market valuations to be determined at the time of the merger closing.

(2)  Material changes in results of operations:

     The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which TCI Group's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1996, approximately 79% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

     During the year ended December 31, 1996, 67% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

                                                                     (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)



(2)  Material changes in results of operations (continued):

     Through December 4, 1996, TCI Group had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included TCI Group's interest in Primestar, TCI Group's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with those of TCI Group.

     Revenue increased 22% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from TCI Group's domestic cable customers accounted for 6% of such increase as a result of an 11% increase in TCI Group's average basic rate, a 1% increase in TCI Group's average premium rate and a 3% decrease in the number of average premium subscribers. The number of average basic customers increased less than 1% from 1996 to 1997. In addition, TCI Group's revenue increased 19% due to acquisitions and decreased 6% due to the Satellite Spin-off. International cable revenue and other revenue accounted for the remaining 3% increase in revenue.

     Operating expenses increased 24% for the three months ended March 31, 1997, respectively, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 7%. Programming expenses accounted for the majority of such increases. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

     Selling, general and administrative expenses decreased 7% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 4%. Such decrease is due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses.

     The decrease in TCI Group's depreciation expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off partially offset by increases due to acquisitions and capital expenditures. The increase in TCI Group's amortization expense in 1997 is due to acquisitions.

     Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the three month periods ended March 31, 1997 and 1996, Liberty Media Group was allocated less than $1 million in corporate general and administrative costs by TCI Group.

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

     At March 31, 1997, TCI Group had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at March 31, 1997 of $427 million and comprised $42 million and $31 million of TCI Group's share of its affiliates' losses during the three months ended March 31, 1997 and 1996, respectively. In addition, TCI Group has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other equity method investments had a carrying value of $373 million at March 31, 1997 and accounted for $22 million and $18 million of TCI Group's share of its affiliates' losses for the three months ended March 31, 1997 and 1996, respectively. Additionally, included in share of losses of affiliates for the three months ended March 31, 1997 and 1996, is $64 million and $53 million, respectively, attributable to the Sprint PCS Partnerships. Such 1996 amount includes $34 million associated with prior periods.

     Minority interests in earnings of consolidated subsidiaries aggregated $33 million for the three months ended March 31, 1997, as compared to minority interests in losses of consolidated subsidiaries for the corresponding period in 1996. Such change is due primarily to the accrual of dividends on the Trust Preferred Securities in 1996. See note 7 to the accompanying combined financial statements.

     TCI Group's net loss (before preferred stock dividend requirements) of $74 million for the three months ended March 31, 1997 represents an improvement of $62 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $136 million for the three months ended March 31, 1996. Such change is the net result of an increase in operating income partially offset by increases in share of losses of affiliates, dividends on the Trust Preferred Securities reflected as minority interests in earnings of consolidated subsidiaries and interest expense.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets
                                  (unaudited)

                                                                         March 31,            December 31,
                                                                            1997                 1996
                                                                       -------------          ------------
Assets                                                                         amounts in thousands
------
Cash and cash equivalents                                              $     352,314               317,359

Trade and other receivables, net                                              25,703                24,796

Prepaid program rights                                                        33,827                32,063

Committed film inventory                                                      23,472                20,092

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 4)                                          551,553               545,121

Investment in Time Warner, Inc. ("Time Warner") (note 5)                   2,016,799             2,016,799

Other investments, at cost, and related receivables (note 6)                  81,542                81,537

Property and equipment, at cost:
   Land                                                                           39                    39
   Support equipment and buildings                                            18,190                17,756
                                                                       -------------          ------------
                                                                              18,229                17,795
   Less accumulated depreciation                                               8,451                 7,846
                                                                       -------------          ------------
                                                                               9,778                 9,949
                                                                       -------------          ------------

Other assets, at cost, net of amortization                                    11,746                11,236
                                                                       -------------          ------------

                                                                       $   3,106,734             3,058,952
                                                                       =============          ============

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                         March 31,            December 31,
                                                                            1997                 1996
                                                                       -------------          ------------
Liabilities and Combined Equity                                                 amounts in thousands
-------------------------------
Accounts payable and accrued liabilities                               $      19,006               19,397

Accrued compensation relating to phantom rights (note 9)                      22,334               17,758

Program rights payable                                                        37,703               33,700

Deferred revenue                                                               5,702                6,166

Debt (note 7)                                                                     --                1,620

Deferred income taxes                                                        579,345              582,089
                                                                       -------------         ------------

   Total liabilities                                                         664,090              660,730
                                                                       -------------         ------------

Minority interests in equity of consolidated subsidiaries                     10,666                1,052

Combined equity (note 8):
   Combined equity                                                         2,372,687            2,355,021
   Due to TCI Group                                                           59,291               42,149
                                                                       -------------         ------------
                                                                           2,431,978            2,397,170
                                                                       -------------         ------------

Commitments and contingencies (note 9)
                                                                       $   3,106,734            3,058,952
                                                                       =============         ============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Statements of Operations
                                  (unaudited)

                                                                              Three months ended
                                                                                    March 31,
                                                                       ----------------------------------
                                                                            1997               1996
                                                                       -------------       --------------
                                                                               amounts in thousands

Revenue:
  Programming services:
     From TCI Group (note 8)                                           $     22,511              28,870
     From others                                                             36,848             136,146
  Net sales from electronic retailing services                                   --             255,613
                                                                       ------------         -----------
                                                                             59,359             420,629
                                                                       ------------         -----------

Cost of sales, operating costs and expenses:
  Cost of sales                                                                  --             164,812
  Operating                                                                  19,526             119,310
  Selling, general and administrative                                        12,464              91,159
  Charges by TCI Group (note 8)                                               2,079               5,771
  Compensation relating to phantom rights and stock appreciation
     rights (notes 8 and 9)                                                   5,574                  --
  Adjustment to compensation relating to stock appreciation rights
     (note 8)                                                                    --              (1,408)
  Depreciation                                                                  605               5,095
  Amortization                                                                  174              13,446
                                                                       ------------         -----------
                                                                             40,422             398,185
                                                                       ------------         -----------

       Operating income                                                      18,937              22,444

Other income (expense):
  Interest expense                                                             (305)             (6,479)
  Dividend and interest income, primarily from affiliates                    11,035               2,165
  Share of earnings of affiliates, net (note 4)                               7,236               8,299
  Minority interests in earnings of consolidated subsidiaries                (9,614)             (3,484)
  Gain on disposition of assets                                                  --               1,735
  Other, net                                                                    109               2,172
                                                                       ------------         -----------
                                                                              8,461               4,408
                                                                       ------------         -----------

       Earnings before income taxes                                          27,398              26,852

Income tax expense                                                          (11,786)            (12,011)
                                                                       ------------         -----------

       Net earnings                                                    $     15,612              14,841
                                                                       ============         ===========

       Earnings per common share (note 2)                              $        .06                 .06
                                                                       ============         ===========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                          Combined Statement of Equity

                       Three months ended March 31, 1997
                                  (unaudited)



                                                                                                            Total
                                                             Combined                Due to                combined
                                                              equity                TCI Group               equity
                                                            ----------        --------------------        ----------
                                                                              amounts in thousands
Balance at January 1, 1997                                  $2,355,021                 42,149              2,397,170

  Net earnings                                                  15,612                     --                 15,612
  Contribution to combined equity for issuance of Liberty
   Group Stock to TCI Employee Stock Purchase Plan               2,054                     --                  2,054
  Sale of programming to TCI Group                                  --                (22,511)               (22,511)
  Cost allocations from TCI Group                                   --                  2,079                  2,079
  Compensation relating to stock appreciation rights                --                    998                    998
  Intergroup tax allocation                                         --                 14,128                 14,128
  Net cash transfers from TCI Group                                 --                 22,448                 22,448
                                                            ----------              ---------              ---------
Balance at March 31, 1997                                   $2,372,687                 59,291              2,431,978
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

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



                       Combined Statements of Cash Flows
                                 (unaudited)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                       1997            1996
                                                                                     ---------    -----------
                                                                                     amounts in thousands
                                                                                         (see note 3)
Cash flows from operating activities:
 Net earnings                                                                        $  15,612          14,841
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                                                           779          18,541
   Compensation relating to phantom rights and
    stock appreciation rights                                                            5,574              --
   Adjustment to compensation relating to stock
    appreciation rights                                                                     --          (1,408)
   Share of earnings of affiliates                                                      (7,236)         (8,299)
   Deferred income tax expense (benefit)                                                (2,744)          6,977
   Intergroup tax allocation                                                            14,128           4,791
   Minority interests in earnings                                                        9,614           3,484
   Gain on disposition of assets                                                            --          (1,735)
   Changes in operating assets and liabilities,
    net of acquisitions:
     Change in receivables                                                                (907)        (27,288)
     Change in inventories                                                                  --           8,968
     Change in prepaid expenses                                                         (5,749)         (6,357)
     Change in payables, accruals and deferred revenue                                   3,148          15,973
                                                                                     ---------       ---------
      Net cash provided by operating activities                                         32,219          28,488
                                                                                     ---------       ---------
Cash flows from investing activities:
 Capital expended for property and equipment                                              (434)         (3,967)
 Additional investments in and loans to affiliates and others                           (6,994)         (2,803)
 Return of capital from affiliates                                                       7,443           1,000
 Collections on loans to affiliates and others                                             350             478
 Cash paid for cable distribution fees                                                      --         (12,341)
 Other investing activities                                                                (79)          1,178
                                                                                     ---------       ---------
      Net cash provided (used) by investing activities                                     286         (16,455)
                                                                                     ---------       ---------
Cash flows from financing activities:
 Borrowings of debt                                                                      2,020         114,008
 Repayments of debt                                                                     (3,640)       (134,544)
 Contribution for issuance of common stock                                               2,054              --
 Change in cash transfers from (to) TCI Group                                            2,016            (973)
 Contributions by minority shareholders of subsidiaries                                     --             492
 Distributions to minority shareholders of subsidiaries                                     --             (65)
                                                                                     ---------       ---------
      Net cash provided (used) by financing activities                                   2,450         (21,082)
                                                                                     ---------       ---------
      Net increase (decrease) in cash                                                   34,955          (9,049)

      Cash at beginning of period                                                      317,359          41,225
                                                                                     ---------       ---------
      Cash at end of period                                                          $ 352,314          32,176
                                                                                     =========       =========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                                 March 31, 1997
                                  (unaudited)


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated.

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

         As of March 31, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group. See note 8.

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

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of Liberty Media Group for the year ended December 31, 1996. Certain amounts have been reclassified for comparability with the 1997 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Earnings Per Common Share

         Earnings attributable to Liberty Media Group stockholders per common share for the three months ended March 31, 1997 and 1996 was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (249.7 million and 247.2 million, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. Liberty Media Group does not expect that Statement No. 128 will have a material impact on Liberty Media Group's earnings per share.

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $306,000 and $8,009,000 for the three months ended March 31, 1997 and 1996, respectively. Cash paid for income taxes during the three months ended March 31, 1997 and 1996 was not material.


                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                     Three months ended
                                                                          March 31,
                                                             ---------------------------------
                                                                1997                   1996
                                                             ----------             ----------
                                                                    amounts in thousands
Combined Operations
-------------------
 Revenue                                                     $1,246,152                759,417
 Operating expenses                                          (1,119,487)              (655,545)
 Depreciation and amortization                                  (62,668)               (35,849)
                                                             ----------             ----------
               Operating income                                  63,997                 68,023

 Interest expense                                               (32,770)               (26,973)
 Other, net                                                     (45,856)               (35,233)
                                                             ----------             ----------

               Net earnings (loss)                             $(14,629)                 5,817
                                                             ==========             ==========

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                             March 31,           December 31,
                                                               1997                 1996
                                                             ----------          ----------
                                                                   amounts in thousands
Discovery Communications, Inc. ("Discovery")                 $  117,728             117,724
QVC, Inc. ("QVC")                                               110,449             103,855
International Cable Channels Partnership, Ltd.
   ("ICCP")                                                       8,245               9,411
Bet Holdings, Inc. ("BET")                                       21,724              20,225
Courtroom Television Network ("Court")                              421               2,160
Liberty/Fox U.S. Sports LLC ("Fox Sports") (a)                  (21,634)            (21,964)
Superstar/Netlink Group LLC ("Superstar/Netlink") (b)           (40,762)            (37,236)
DMX Inc. ("DMX")                                                  1,884               2,331
Home Shopping Network, Inc. ("HSN") (c)                         143,378             141,921
BDTV INC. and BDTV II INC. (c)                                  200,502             199,701
Other                                                             9,618               6,993
                                                             ----------          ----------
                                                             $  551,553             545,121
                                                             ==========          ==========



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

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                 Internationally, News Corp. and Liberty/TINTA LLC ("Liberty/TINTA"), a limited liability corporation owned 50% by Liberty Media Group and 50% by TINTA, formed a venture ("Fox Sports International") to operate previously existing sports services in Latin American and Australia and a variety of new sports services in selected areas throughout the world. Liberty/TINTA and News Corp. each own 50% of Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed its interests in certain international sports programming services, various international sports and satellite transponder rights and cash. As of April 29, 1996, Liberty Media Group's sports programming businesses no longer consolidate with the financial results of Liberty Media Group.

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

                 As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN are no longer consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method.

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                        Three months ended
                                            March 31,
                                      -----------------------
                                       1997             1996
                                      -------          ------
                                        amounts in thousands
Discovery                             $    4            5,450
QVC                                    6,594            4,511
ICCP                                    (827)            (472)
BET                                    1,499            1,171
Court                                 (1,740)            (438)
Superstar/Netlink                      3,464               --
DMX                                     (448)              --
HSN                                    1,457               --
BDTV-I and BDTV-II                       801               --
Other (a)                             (3,568)          (1,923)
                                      ------           ------
                                      $7,236            8,299
                                      ======           ======

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

                 The QE+ limited partnership agreement provides that TCI Group will be required to make special capital contributions to QE+ through July 1, 2005, up to a maximum amount of $350 million, approximately $213 million of which was paid through March 31, 1997. QE+ is obligated to pay TCI Group a preferred return of 10% per annum on the first $200 million of its special capital contributions beginning five years from the date of the contribution or five years from January 1, 1996, whichever is later. Any TCI Group special capital contributions in excess of $200 million will be entitled to a preferred return of 10% per annum from the date of the contribution. QE+ is required to apply 75% of its available cash flow, as defined, to repay the TCI Group special capital contributions and any preferred return payable thereon. To the extent such special capital contributions are insufficient to fund the cash requirements of QE+, TCI Group and Liberty Media Group will each have the option to fund such cash requirements in proportion to their respective ownership percentages.

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

                 Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earns a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $2,021,000 and $782,000 for the three months ended March 31, 1997 and 1996, respectively. The Content Fee agreement expires on June 30, 2001, subject to renewal on an annual basis thereafter. Payment of the Content Fee will be subordinated to the repayment of the contributions made by TCI Group and the preferred return thereon.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(5)      Investment in Time Warner

         On October 10, 1996, Time Warner and Turner Broadcasting System, Inc. ("TBS") consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders received 0.75 of a Time Warner common share for each TBS Class A and Class B common share held, and each holder of TBS Class C preferred stock received 0.80 of a Time Warner common share for each of the 6 shares of TBS Class B common stock into which each share of Class C preferred stock could have been converted.

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

         In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. At March 31, 1997, Liberty Media Group's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2.2 billion based upon the market value of the marketable common stock into which it is convertible.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock.

         Subject to a number of conditions, including receipt of a ruling from the Internal Revenue Service ("IRS") that such dividend would be tax free to the Liberty Media Group stockholders, TCI agreed in the FTC Consent Decree that it would distribute in the form of a stock dividend (the "Spin-Off") to the Liberty Media Group stockholders the stock of a new company ("Spinco") which would own, directly or indirectly, the TW Exchange Stock and the business of Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada. The IRS has declined to provide the requested ruling and, accordingly, TCI has canceled plans for the Spin-Off. Pursuant to the FTC Consent Decree, the level of TCI's ownership in Time Warner is restricted to the lower of 9.2% of the fully diluted number of shares of Time Warner's common stock and 12.4% of the aggregate number of outstanding shares of Time Warner's common stock.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern (the "Distribution Contract") pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. The agreement provides for the Contract Option to be granted no later than the fifth business day following the earlier of May 31, 1997, the receipt of a favorable IRS ruling and the determination that the IRS ruling will not be obtained subject to an extension for a 30-day period, if the IRS ruling were not obtained, during which period the parties would seek to negotiate an alternative structure for the transaction. On the date of grant of the Contract Option, the agreement provides for Time Warner to issue to Southern and Liberty, in consideration for the Contract Option and certain noncompetition covenants, an aggregate of 5.0 million shares of TW Exchange Stock and $66,666,700, payable at Time Warner's option in cash or TW Exchange Stock. If Time Warner were to exercise the Contract Option and enter into the Distribution Contract, Time Warner would be obligated to make quarterly payments to Southern in an amount which, when added to Southern's net cash flow, would aggregate approximately $213.3 million on a present value basis discounted to the effective date of the Distribution Contract. In light of the cancellation of the Spin-Off, Liberty Media Group is seeking to renegotiate the Contract Option to provide instead for an option for Time Warner to acquire Southern's business.

(6)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                             March 31,         December 31,
                                                                               1997                1996
                                                                            ----------         ------------
                                                                                 amounts in thousands
          Marketable equity securities, at fair value                       $      790                 790

          Convertible debt, at cost, which approximates fair value              23,000              23,000

          Other investments, at cost, and related receivables                   57,752              57,747
                                                                            ----------           ---------

                                                                            $   81,542              81,537
                                                                            ==========           =========

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $199 million and $162 million at March 31, 1997 and December 31, 1996, respectively. No independent external appraisals were conducted for those assets.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(7)      Debt

         Debt at March 31, 1997 and December 31, 1996 represents borrowings by Encore pursuant to a bank credit facility which provides for borrowings up to $50 million through September 30, 1999, at which time the commitment is required to be reduced in eight equal, quarterly amounts through June 30, 2001. Interest on borrowings under the note is tied to, at Encore's option, the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore is required to pay a commitment fee which varies based on Encore's leverage ratio. The note is secured by substantially all of Encore's assets.

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

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the three months ended March 31, 1997 and 1996, Liberty Media Group was allocated $263,000 and $596,000, respectively, in corporate general and administrative costs by TCI.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the three months ended March 31, 1997 and 1996, aggregated $1,816,000 and $3,406,000, respectively.

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

         A tax sharing agreement (the "Tax Sharing Agreement") among Liberty Media Group, TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre- existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, Liberty Media Group is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to Liberty Media Group to the extent that Liberty Media Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by Liberty Media Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising Liberty Media Group.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1997, these agreements require minimum payments aggregating approximately $327 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

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

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with Liberty Media Group's Management's Discussion and Analysis of Financial Condition and Results of Operations included in Tele-Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in trends, risks and uncertainties affecting Liberty Media Group's results of operations and financial condition. Reference should also be made to the Liberty Media Group combined financial statements included herein.

(1)      Material changes in financial condition:

         In August 1995, TCI issued two new series of stock which reflect the separate performance of Liberty Media Group. While the Liberty Group Stock constitutes common stock of TCI, issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         As of March 31, 1997, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group. See note 8 to the accompanying combined financial statements.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to Liberty Media Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of the Liberty Group Stock does not affect the rights of creditors of TCI.

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

         On April 21, 1997, TCI announced that it had entered into an agreement to merge Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger is valued at approximately $627 million. Pursuant to the merger agreement, TCI would exchange shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which holds 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Liberty Media Group intends to purchase from TCI Group the 6.7 million shares that would be acquired in such transaction at market valuations to be determined at the time of the merger closing.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):


         Internationally, News Corp. and Liberty/TINTA formed Fox Sports International to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA and News Corp. each own 50% of Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed their 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multi-point distribution systems or cable television.

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

         Effective April 29, 1996, Liberty Media Group's domestic and international sports businesses no longer consolidate with the financial results of Liberty Media Group. Both newly formed sports programming ventures are accounted for using the equity method.

         On April 1, 1996, UVSG and Liberty Media Group formed Superstar/Netlink, a limited liability company of UVSG's Superstar Satellite Entertainment combined with Netlink's retail business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail business no longer consolidates with the financial results of Liberty Media Group. Superstar/Netlink is accounted for using the equity method.

         As a result of the consummation of the HSN Merger in December 1996, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN are not consolidated with the financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which is exchangeable into shares of Silver King.
See note 4 to the accompanying combined financial statements.

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

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         Encore's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink's wholesale C-band satellite business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group. In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of TW Exchange Stock in exchange for its holdings in TBS common and preferred stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the common stock received in connection with the TBS/Time Warner Merger. However, there can be no assurance that such dividends will continue to be paid. Cash provided by operating activities of Netlink's wholesale C-band satellite business is another significant source of cash available for distribution to Liberty Media Group. However, Netlink's wholesale C-band satellite business, faces significant competition from other C-band distributors as well as direct broadcast satellite ("DBS") services, which were launched in 1994. Liberty Media Group believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1996, the C-Band industry decreased 4% to 2.3 million subscribers. A significant deterioration of the C-Band market could have a material effect on Netlink's wholesale C-band satellite business and consequently, Liberty Media Group's cash provided by operating activities.
While the decrease in the C-Band industry could have an adverse effect on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and available cash balances should provide adequate cash to meet its obligations.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million. No borrowings were outstanding at March 31, 1997. Encore has a line of credit which provides for borrowings up to $50 million, $1.6 million of which was outstanding at December 31, 1996. Such facility contains certain provisions which limit Encore as to additional indebtedness, sale of assets, liens, guarantees and distributions and includes various financial covenants, including maintenance of certain financial ratios.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of March 31, 1997, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $327 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group.
Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.
                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         The FCC has initiated a number of rulemakings to implement various provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other things, the 1996 Telecom Act requires the FCC to establish rules and implementation schedules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On January 17, 1997, the FCC released proposed new rules which would require substantial closed captioning. Depending upon the rules and implementation schedule ultimately adopted by the FCC, Liberty Media Group's programming interests may incur significant additional costs for closed captioning.

         Regulatory developments which may affect Liberty Media Group's programming interests include two additional proceedings. Section 612 of the Communications Act of 1934, as amended, requires a cable operator, depending upon the number of activated channels in its cable system, to set aside up to 15 percent of activated channels for leased access. On March 21, 1996, the FCC adopted a Further Notice of Proposed Rulemaking in which it proposed an alternative maximum rate formula that it believes may better promote the goals of leased access. On February 4, 1997 the FCC released revised rules for calculating the maximum rate for leased commercial access to tiered channels, which became effective April 11, 1997. The newly-adopted formula yields a lower maximum rate than the current rate such that the use of leased access may be expected to increase, thereby further restricting the channel capacity available for carriage of Liberty Media Group's programming services.

         Finally, Netlink has entered into an agreement in principle with representatives of the National Association of Broadcasters and of its television network affiliate members. Netlink's wholesale C-band satellite business uplinks the signals of broadcast television stations to C-Band packagers and marketers in the United States and Canada. In uplinking and selling the signals of broadcast television stations in the United States, Netlink's wholesale C-band satellite business is subject to certain FCC regulations and Copyright Act provisions. Pursuant to such regulations, Netlink's wholesale C-band satellite business may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network. The parties to the agreement will identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon finalization of the agreement and such identification, Netlink's wholesale C-band satellite business may be required to disconnect a substantial number of existing subscribers which would have a material adverse effect upon the operations of the Netlink wholesale C-band business.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         The Copyright Revision Act of 1976 (the "Copyright Act") provides cable television operators with a compulsory copyright license for retransmission of broadcast television programming without having to negotiate program rights with the stations or individual copyright owners. Therefore, cable systems that carry distant broadcast signals, such as WTBS, must pay royalty fees to the Register of Copyrights, the amount of which is based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number and type of distant signals carried by the system. Any increases in the required fees could adversely affect the competitive position of WTBS and therefore, Southern. The Copyright Act empowers the Copyright Office to review periodically and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. Further, the FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. If the compulsory license is abolished, a cable operator would not be permitted to retransmit WTBS unless such cable operator reached a licensing agreement with the copyright owners or licensees of the programming contained on the WTBS signal being retransmitted.

(2)      Material changes in results of operations

         Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, ("Entertainment and Information Programming Services"). Through December 20, 1996, (the date of the HSN Merger) Liberty Media Group was also engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data have been provided below for Electronic Retailing Services, which include a retail function, and other Entertainment and Information Programming Services. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have not been reflected in the following table but are included in the following discussion. Liberty Media Group holds significant equity investments the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately under their own captions below.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

                                                              Three months ended March 31,
                                                  -----------------------------------------------------
                                                            1997                         1996
                                                  --------------------------   ------------------------
                                                                  dollar amounts in thousands
Entertainment and Information
Programming Services
  Revenue                                            100%      $     59,359        100%    $    165,016
  Operating costs and expenses                        56%            33,050         83%         137,214
  Compensation relating to phantom rights              8%             4,576         --               --
  Depreciation and amortization                        1%               751          6%           9,258
                                                  -------      ------------     -------    ------------

       Operating income                               35%      $     20,982         11%    $     18,544
                                                  =======      ============     =======    ============

Electronic Retailing Services

  Revenue                                             N/A           N/A            100%    $    255,613
  Cost of sales                                       N/A           N/A             64%         164,812
  Operating costs and expenses                        N/A           N/A             30%          77,618
  Depreciation and amortization                       N/A           N/A              4%           9,258
                                                                                -------    ------------

       Operating income                               N/A           N/A              2%    $      3,925
                                                                                =======    ============


Entertainment and Information Programming Services

         As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations no longer consolidate with the financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses no longer consolidate with the financial results of Liberty Media Group. In addition, effective January 1, 1997, the operations for TV Network Corporation ("Intro") were discontinued and therefore, revenue from such operations was not realized in the first quarter of 1997. Consequently, revenue from Entertainment and Information Programming Services decreased 64% or $106 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Included in this decrease is an increase in revenue from Encore of approximately $14 million for the three months ended March 31, 1997. Encore's thematic multiplex services increased the number of multiplex units from 8.1 million at March 31, 1996 to approximately 14.5 million units at March 31, 1997 accounting for $6 million of Encore's increase in revenue. Encore's subscribers increased 25% to approximately 10.5 million at March 31, 1997 resulting in an increase in revenue of approximately $3 million. In addition, "plex" units (a cable service which offers theme-by-day movies) increased by 8.9 million bringing the total plex subscribers to 9.7 million. This increase in plex subscribers resulted in an increase in revenue of approximately $3 million. The remaining increase in revenue from Encore was due to increased management fees from affiliates.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

         Operating costs and expenses decreased 76% or $104 million for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Because the operations of the regional sports programming businesses, the operations of Netlink's retail business and the operations of Intro were no longer included in Liberty Media Group's consolidated financial results during the first quarter of 1997, these businesses were primarily responsible for the decrease in operating costs and expenses for the three months ended March 31, 1997, compared to the corresponding period in 1996. Operating expenses, excluding compensation relating to phantom rights, for Encore increased by approximately $12 million during the first quarter of 1997 compared to the first quarter of 1996. Programming costs increased approximately $4 million for Encore and the thematic multiplex services due to more recent programming being purchased. Encore incurred approximately $2 million for costs associated with transitioning to digital technology during the three months ended March 31, 1997. Increased marketing support resulting from higher subscribers and revenue accounted for $4 million of the increase in operating expenses. Increased national advertising during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was responsible for approximately $1 million of the increase. The remainder of the increase in Encore's operating expenses, excluding compensation relating to phantom rights was due to additional personnel and related costs supporting the overall growth of the company.

Corporate Expenses

         Corporate expenses are not reflected in the preceding table. For the three months ended March 31, 1997, corporate expense, excluding the impact of the stock appreciation rights, remained relatively comparable to the same period of 1996. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Certain TCI Group corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the three months ended March 31, 1997 and 1996, Liberty Media Group was allocated $263,000 and $596,000, respectively, in corporate general and administrative costs by TCI Group.

                                                                     (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

Other Income and Expense

         Liberty Media Group's share of earnings from affiliates was $7 million for the three months ended March 31, 1997, compared to $8 million for the corresponding period of 1996. Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased from $5 million during the three months ended March 31, 1996 to less than $1 million for the same period of 1997. Discovery's revenue increased 39% during the first quarter of 1997 compared to the same quarter in 1996. However, earnings before interest, taxes, depreciation and amortization for Discovery decreased by 29%, principally because of costs associated with launching new services (primarily Animal Planet), continuing investments in international services and the acquisition of The Nature Company. This decrease in share of earnings was partially offset by an increase in share of earnings of Superstar/Netlink in 1997 of $3 million with no corresponding amount in 1996. Additionally, Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $2 million during the three months ended March 31, 1997 compared to the same period of 1996. QVC's revenue increased by 7% during the first quarter of 1997, resulting in a corresponding 7% increase in earnings before interest, taxes, depreciation and amortization over the first quarter of 1996.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1997 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject.

Item 2.  Change in Securities.

      Effective January 10, 1997, the Company issued 16,122,613 shares of Series A TCI Group Stock to Knight-Ridder Cablevision, Inc. ("Knight-Ridder") as partial consideration for Knight-Ridder's 50% ownership interest in TKR Cable Company. Such shares were valued at $258 million at the time of issuance. The issuance of such shares was made pursuant to the private placement exemption from the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At a Special Meeting of Stockholders held on March 12, 1997, the following matter was voted upon by the stockholders of Tele-Communications, Inc.:

      1. To consider and vote upon a proposal which (i) authorized two new series of the Company's common stock, par value $1.00 per share (the "Common Stock"), to consist of 750 million newly authorized shares designated Tele-Communications, Inc. Series A Telephony Group Common Stock and 75 million newly authorized shares designated Tele-Communications, Inc. Series B Telephony Group Common Stock (collectively, the "Telephony Group Stock"), and a corresponding increase in the total number of authorized shares of Common Stock,
           (ii) provided for the voting powers and relative, participating, optional and other special rights and qualifications, limitations and restrictions of the Telephony Group Stock, and (iii) changed certain of the rights and powers of the TCI Group Stock and the Liberty Group Stock, and the qualifications, limitations or restrictions thereof, in order to implement the Telephony Group Stock Proposal and to reflect the authorization of the Telephony Group Stock. Such proposal required the affirmative vote of 66 2/3% of the combined voting power of the outstanding shares of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock and Series C Preferred Stock, voting as a single class (1,578,032,085 votes for; 19,644,622 votes against and 3,581,214 abstentions), and a majority of the combined voting power of the outstanding shares of each of the TCI Group Stock (482,039,910 votes for; 13,937,117 votes against and 2,955,002 abstentions) and the Liberty Group Stock (178,240,408 shares for; 2,561,448 shares against and 434,165 abstentions).

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.

Item 6.  Exhibit and Reports on Form 8-K.

     (a)  Exhibit -

          (27.1) Tele-Communications, Inc. Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:



                       Date of           Item                Financial
                        Report         Reported           Statements Filed
                   ----------------    --------           ----------------
                   January 22, 1997     Item 5                 None.
                   March 5, 1997        Item 5                 None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TELE-COMMUNICATIONS, INC.


Date:  May 14, 1997                       By:  /s/ Leo J. Hindery, Jr.
                                               -----------------------
                                               Leo J. Hindery, Jr.
                                                President and Chief
                                                 Operating Officer

Date:  May 14, 1997                       By:  /s/ Stephen M. Brett
                                               --------------------
                                               Stephen M. Brett
                                                Executive Vice President

Date:  May 14, 1997                       By:  /s/ Bernard W. Schotters
                                               ------------------------
                                               Bernard W. Schotters
                                                Senior Vice President of
                                                 TCI Communications, Inc.
                                                 (Principal Financial Officer)

Date:  May 14, 1997                       By:  /s/ Gary K. Bracken
                                               -------------------
                                               Gary K. Bracken
                                                Senior Vice President of
                                                 TCI Communications, Inc.
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX



  EXHIBIT NO.                      DESCRIPTION
  -----------                      -----------
     27.1                    Financial Data Schedule
