Form 10-Q
period 1997-06-30
TELE COMMUNICATIONS INC /CO/
filed 1997-08-13
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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


     The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries) as of July 31, 1997, was:

 Tele-Communications, Inc. Series A TCI Group common stock               -   660,181,987 shares,
 Tele-Communications, Inc. Series B TCI Group common stock               -    52,405,138 shares,
 Tele-Communications, Inc. Series A Liberty Media Group common stock     -   223,083,080 shares,
 Tele-Communications, Inc. Series B Liberty Media Group common stock     -    21,175,465 shares,
 Tele-Communications, Inc. Series A Telephony Group common stock         -             0 shares,
                                      and
 Tele-Communications, Inc. Series B Telephony Group common stock         -             0 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                           June 30,  December 31,
                                                             1997       1996
                                                           --------  -----------
Assets                                                     amounts in millions

Cash and cash equivalents                                  $   406      394

Trade and other receivables, net                               565      448

Prepaid expenses                                                81       81

Prepaid program rights                                          79       49

Committed film inventory                                       129      136

Investments in affiliates, accounted for under the
    equity method, and related receivables (note 5)          3,046    3,012

Investment in Time Warner, Inc. ("Time Warner") (note 6)     2,344    2,027

Property and equipment, at cost:
    Land                                                        75       77
    Distribution systems                                    10,335   10,039
    Support equipment and buildings                          1,539    1,541
                                                           -------   ------
                                                            11,949   11,657
    Less accumulated depreciation                            4,422    4,129
                                                           -------   ------
                                                             7,527    7,528
                                                           -------   ------

Franchise costs                                             18,416   17,875
    Less accumulated amortization                            2,621    2,439
                                                           -------   ------
                                                            15,795   15,436
                                                           -------   ------

Other assets, net of amortization                              988    1,133
                                                           -------   ------

                                                           $30,960   30,244
                                                           =======   ======


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                             June 30,  December 31,
                                                               1997       1996
                                                             --------  -----------
Liabilities and Stockholders' Equity                          amounts in millions

Accounts payable                                             $    101        216
Accrued interest                                                  272        274
Accrued programming expense                                       329        347
Other accrued expenses                                          1,053        812
Deferred option premium (note 6)                                  306         --
Debt (note 8)                                                  14,743     14,926
Deferred income taxes                                           5,928      6,012
Other liabilities                                                 319        253
                                                             --------  ---------

    Total liabilities                                          23,051     22,840
                                                             --------  ---------

Minority interests in equity of consolidated subsidiaries       1,376      1,493

Redeemable preferred stocks                                       661        658

Company-obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts ("Trust Preferred Securities")
    holding solely subordinated debt
    securities of TCI Communications, Inc.
    ("TCIC")(note 9)                                            1,500      1,000
Stockholders' equity (note 10):
    Series Preferred Stock, $.01 par value                         --         --
    Class B 6% Cumulative Redeemable
    Exchangeable Junior Preferred
       Stock, $.01 par value                                       --         --
    Tele-Communications, Inc. Series A TCI
       Group common stock, $1 par value. Authorized
       1,750,000,000 shares; issued 745,724,192 shares
       in 1997 and 696,325,478 shares in 1996                     746        696
    Tele-Communications, Inc. Series B TCI Group
       common stock, $1 par value. Authorized 150,000,000
       shares; issued 84,767,178 shares in 1997 and
       84,647,065 shares in 1996                                   85         85
    Tele-Communications, Inc. Series A Liberty Media
       Group common stock, $1 par value.  Authorized
       750,000,000 shares; issued 228,801,906 shares
       in 1997 and 227,844,437 shares in 1996                     229        228
    Tele-Communications, Inc. Series B Liberty Media
       Group common stock, $1 par value.  Authorized
       75,000,000 shares; issued 21,175,465 shares
       in 1997 and 21,189,369 shares in 1996                       21         21
    Tele-Communications, Inc. Series A Telephony Group
       Stock, $1 par value. Authorized 750,000,000 shares,
       no shares outstanding                                       --         --
    Tele-Communications, Inc. Series B Telephony Group
       Stock, $1 par value. Authorized 75,000,000 shares,
       no shares outstanding                                       --         --
    Additional paid-in capital                                  4,493      3,672
    Cumulative foreign currency translation adjustment,
       net of taxes                                                15         26
    Unrealized holding gains for available-for-sale
       securities, net of taxes                                    28         15
    Accumulated deficit                                          (388)      (176)
                                                             --------  ---------
                                                                5,229      4,567
    Treasury stock and common stock held by subsidiaries,
       at cost (note 10)                                         (857)      (314)
                                                             --------  ---------

          Total stockholders' equity                            4,372      4,253
                                                             --------  ---------

Commitments and contingencies (note 12)                      $ 30,960     30,244
                                                             ========  =========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                               Three months ended   Six months ended
                                                                    June 30,             June 30,
                                                               -----------------    ----------------
                                                                1997       1996      1997      1996
                                                               -------    ------    ------    ------
                                                                          amounts in millions,
                                                                        except per share amounts
Revenue:
   Communications and programming services                     $ 1,887     1,704     3,714     3,309
   Net sales from electronic retailing services (note 5)            --       244        --       500
                                                               -------    ------    ------    ------
                                                                 1,887     1,948     3,714     3,809
                                                               -------    ------    ------    ------

Operating costs and expenses:
   Operating                                                       736       707     1,432     1,369
   Cost of sales from electronic retailing services (note 5)        --       152        --       317
   Selling, general and administrative                             435       530       828     1,031
   Compensation (adjustment to compensation) relating to
      stock appreciation rights                                     56         4        71        (5)
   Depreciation                                                    261       259       502       511
   Amortization                                                    146       127       279       245
                                                               -------    ------    ------    ------
                                                                 1,634     1,779     3,112     3,468
                                                               -------    ------    ------    ------

         Operating income                                          253       169       602       341

Other income (expense):
   Interest expense                                               (294)     (265)     (583)     (526)
   Interest and dividend income                                     18        14        39        24
   Share of losses of affiliates, net (note 5)                    (182)      (96)     (338)     (211)
   Loss on early extinguishment of debt (note 8)                   (11)      (66)      (11)      (66)
   Minority interests in earnings of
      consolidated subsidiaries, net                               (56)       (6)      (94)       (4)
   Gain on sale of stock by equity investee (note 5)                21        --        21        --
   Gain on disposition of assets (note 5)                           43        --        62        10
   Other, net                                                       (4)      (11)       (6)       (5)
                                                               -------    ------    ------    ------
                                                                  (465)     (430)     (910)     (778)
                                                               -------    ------    ------    ------

      Loss before income taxes                                    (212)     (261)     (308)     (437)

Income tax benefit                                                  58        74        96       129
                                                               -------    ------    ------    ------

      Net loss                                                    (154)     (187)     (212)     (308)

Dividend requirements on preferred stocks                          (11)       (9)      (21)      (18)
                                                               -------    ------    ------    ------

      Net loss attributable to common stockholders             $  (165)     (196)     (233)     (326)
                                                               =======    ======    ======    ======

Net earnings (loss) attributable to common stockholders:
      TCI Group Series A and Series B common stock             $  (171)     (200)     (255)     (345)
         Liberty Media Group Series A and Series B common
         stock                                                       6         4        22        19
                                                               -------    ------    ------    ------

                                                               $  (165)     (196)     (233)     (326)
                                                               =======    ======    ======    ======
Net earnings (loss) attributable to common stockholders
   per common share (note 2):
      TCI Group Series A and Series B common stock             $  (.25)     (.30)     (.37)     (.52)
                                                               =======    ======    ======    ======
      Liberty Media Group Series A and Series B common stock
                                                               $   .03       .02       .09       .08
                                                               =======    ======    ======    ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1997
                                  (unaudited)

                                                                                  Common Stock
                                                          ---------------------------------------------------------
                                                 Class B      TCI Group       Liberty Media Group  Telephony Group     Additional-
                                               Preferred  ------------------  ------------------- -----------------      paid-in
                                                 Stock    Series A   Series B  Series A Series B  Series A Series B      capital
                                               ---------  --------  --------  -------  --------   -------- --------      --------
                                                                               amounts in millions
Balance at January 1, 1997                      $  --       696       85       228       21       --       --            3,672
    Net loss                                       --        --       --        --       --       --       --               --
    Issuance of common stock for
      acquisitions                                 --        16       --        --       --       --       --              242
    Issuance of Series A TCI Group common
      stock in exchange for Series B TCI
      Group common
      stock (note 10)                              --        31       --        --       --       --       --              499
    Repurchase of common stock in public
       market                                      --        --       --        --       --       --       --               --
    Issuance of common stock by equity
       investee (note 5)                           --        --       --        --       --       --       --               99
    Issuance of common stock upon
      conversion of notes                          --         3       --         1       --       --       --               (1)
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                          --        --       --        --       --       --       --                8
    Accreted dividends on all classes of
      preferred stock                              --        --       --        --       --       --       --              (21)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements            --        --       --        --       --       --       --                5
    Payment of preferred stock dividends           --        --       --        --       --       --       --              (10)
    Foreign currency translation
      adjustment                                   --        --       --        --       --       --       --               --
    Change in unrealized holding gains
      for available-for-sale securities            --        --       --        --       --       --       --               --
                                                -----       ---       --       ---       --       --       --           ------


Balance at June 30, 1997                        $  --       746       85       229       21       --       --            4,493
                                                =====       ===       ==       ===       ==       ==       ==           ======

                                                                Unrealized                      Treasury
                                               Cumulative         holding                       stock and
                                                foreign          gains for                       common
                                                currency         available-                      stock
                                               translation        for-sale                       held by         Total
                                               adjustment,       securities,    Accumulated    subsidiaries,  stockholders'
                                               net of taxes      net of taxes     deficit        at cost        equity
                                              --------------   --------------   ------------  -------------  -----------
                                                                             amounts in millions

Balance at January 1, 1997                          26               15             (176)          (314)         4,253

    Net loss                                        --               --             (212)            --           (212)
    Issuance of common stock for
      acquisitions                                  --               --               --             --            258
    Issuance of Series A TCI Group common
      stock in exchange for Series B TCI
      Group common
      stock (note 10)                               --               --               --           (530)            --
    Repurchase of common stock in public
       market                                       --               --               --            (13)           (13)
    Issuance of common stock by equity
       investee (note 5)                            --               --               --             --             99
    Issuance of common stock upon
      conversion of notes                           --               --               --             --              3
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                           --               --               --             --              8
    Accreted dividends on all classes of
      preferred stock                               --               --               --             --            (21)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements             --               --               --             --              5
    Payment of preferred stock dividends            --               --               --             --            (10)
    Foreign currency translation
      adjustment                                   (11)              --               --             --            (11)
    Change in unrealized holding gains
      for available-for-sale securities             --               13               --             --             13
                                                ------      -----------     ------------      ---------      ---------

Balance at June 30, 1997                            15               28             (388)          (857)         4,372
                                                ======      ===========     ============      =========      =========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                        --------------------
                                                                                         1997          1996
                                                                                        --------  ----------
                                                                                        amounts in millions
                                                                                            (see note 4)
Cash flows from operating activities:
   Net loss                                                                         $      (212)          (308)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                       781            756
        Compensation (adjustment to compensation) relating to stock
           appreciation rights                                                               71             (5)
        Payments of obligation relating to stock appreciation rights                        (14)            (3)
        Share of losses of affiliates, net                                                  338            211
        Loss on early extinguishment of debt                                                 11             66
        Minority interests in earnings of consolidated subsidiaries, net                     94              4
        Gain on sale of stock by equity investee                                            (21)            --
        Gain on disposition of assets                                                       (62)           (10)
        Deferred income tax benefit                                                        (147)          (146)
        Payments of restructuring charges                                                   (19)            --
        Other noncash charges                                                                --              9
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                         (125)           (15)
             Change in inventories                                                           --             12
             Change in prepaids                                                             (92)           (15)
             Change in accrued interest                                                      (2)            34
             Change in other accruals and payables                                          164            (62)
                                                                                    -----------    -----------

                Net cash provided by operating activities                                   765            528
                                                                                    -----------    -----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                              (206)          (156)
   Capital expended for property and equipment                                             (215)          (955)
   Additional investments in and loans to affiliates and others                            (184)          (576)
   Repayments of loans to affiliates                                                        174             16
   Proceeds from disposition of assets                                                      193            102
   Cash received in exchanges                                                                15             50
   Other investing activities                                                              (116)           (99)
                                                                                    -----------    -----------

               Net cash used in investing activities                                       (339)        (1,618)
                                                                                    -----------    -----------

Cash flows from financing activities:
   Borrowings of debt                                                                     1,238          4,674
   Repayments of debt                                                                    (2,030)        (4,781)
   Prepayment penalties                                                                      (7)           (60)
   Proceeds from issuance of common stock                                                     4             --
   Proceeds from issuance of Trust Preferred Securities                                     490            971
   Proceeds from issuance of subsidiary preferred stock                                      48            223
   Contributions by minority shareholders of subsidiaries                                     6            314
   Repurchase of Liberty Media Group common stock                                           (13)            --
   Payment for repurchase of subsidiary common stock                                        (42)            --
   Payment of preferred stock dividends                                                     (23)           (23)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                            (85)           (12)
                                                                                    -----------    -----------

               Net cash provided (used) by financing activities                            (414)         1,306
                                                                                    -----------    -----------

               Net increase in cash and cash equivalents                                     12            216

               Cash and cash equivalents at beginning of period                             394            118
                                                                                    -----------    -----------

               Cash and cash equivalents at end of period                           $       406            334
                                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         TCI Group Series A and Series B Common Stock

         The loss attributable to Tele-Communications, Inc. Series A and Series B TCI Group common stock ("TCI Group Stock") stockholders per common share was computed by dividing net loss attributable to TCI Group Series A and Series B common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (682.9 million and 668.4 million for the three months ended June 30, 1997 and 1996, respectively; and 680.1 million and 663.2 million for the six months ended June 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Liberty Media Group Series A and Series B Common Stock

         Earnings attributable to Liberty Group Stock stockholders per common share was computed by dividing net earnings attributable to Liberty Group Stock stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period (249.7 million and 250.6 million for the three months ended June 30, 1997 and 1996, respectively; and 249.6 million and 248.7 million for the six months ended June 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

(3)      Derivative Financial Instruments

         The Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

         Derivative financial instruments that can be settled, at the Company's option, in shares of the Company's common stock are accounted for as equity instruments. Periodic settlements of amounts payable/receivable pursuant to such financial instruments are included in additional paid-in capital.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Because the Company generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. However, the Company may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in the exchange rates applicable to firm funding commitments that are denominated in currencies other than the U.S. dollar. When high correlation of changes in the market value of the forward contract and changes in the fair value of the firm commitment is probable, the forward contract is accounted for as a hedge. Changes in the market value of a forward contract that qualifies as a hedge and any gains or losses on early termination of such a forward contract are deferred and included in the measurement of the item (generally an investment in, or an advance to, a foreign affiliate) that results from the funding of such commitment. Market value changes in derivative financial instruments that do not qualify as hedges are recognized currently in the consolidated statements of operations. To date, the Company's use of forward contracts, as described above, has not had a material impact on the Company's financial position or results of operations.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $589 million and $492 million for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes during these periods was not material.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                                          Six months ended
                                                                                               June 30,
                                                                                         --------------------
                                                                                          1997          1996
                                                                                         --------  ----------
                                                                                         amounts in millions
                   Cash paid for acquisitions:
                      Fair value of assets acquired                                  $   (1,123)        (1,330)
                      Liabilities assumed, net of current assets                            622            377
                      Deferred tax liability recorded in acquisitions                        34            244
                      Minority interests in equity of acquired entities                       3             92
                      Common stock and preferred stock issued in acquisitions               258            461
                                                                                     ----------    -----------

                           Cash paid for acquisitions                                $     (206)          (156)
                                                                                     ==========    ===========

                   Cash received in exchanges:
                      Aggregate cost basis of assets acquired                        $     (395)          (193)
                      Historical cost of assets exchanged                                   399            222
                      Gain recorded on exchange of assets                                    11             21
                                                                                     ----------    -----------

                           Cash received in exchanges                                $       15             50
                                                                                     ==========    ===========


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the more significant investments at June 30, 1997.

                                                                                     June 30, 1997
                                                                         -----------------------------------
                                                                         Percentage                 Carrying
                                                                          Ownership                   Value
                                                                         -------------          ------------
                                                                                    amounts in millions
         Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
              and PhillieCo, L.P.                                         30% - 35%                $       703
         Teleport Communications Group, Inc. ("TCG")                         30%                           271
         Home Shopping Network, Inc. ("HSN")                                19.9%                          144
         BDTV INC. and BDTV II INC.                                          99%                           201
         Flextech p.l.c. ("Flextech")                                       35.9%                          267
         Telewest Communications plc ("Telewest")                            27%                           401
         Various foreign equity investments (other than Telewest
              and Flextech)                                                various                         293
         Discovery Communications, Inc.                                      49%                           118
         QVC, Inc.                                                           43%                           116

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                          Six months ended
                                                                               June 30,
                                                                         --------------------
                                                                          1997          1996
                                                                         --------  ----------
                                                                         amounts in millions
    Combined Operations
       Revenue                                                     $     3,608           2,639
       Operating expenses                                               (3,444)         (2,296)
       Depreciation and amortization                                      (598)           (335)
                                                                   -----------    ------------

         Operating income (loss)                                          (434)              8

       Interest expense                                                   (368)           (239)
       Other, net                                                         (248)           (117)
                                                                   -----------    ------------

         Net loss                                                  $    (1,050)           (348)
                                                                   ===========    ============

         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint"(R) brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the six months ended June 30, 1997 and 1996, the Sprint PCS Partnerships contributed $155 million and $79 million, respectively, to the Company's share of affiliate losses. Such 1996 amount includes $34 million related to prior periods.
                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Sprint PCS Partnerships have licenses, and have affiliated (or agreed to affiliate) with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or major trading areas) covering over 190 million "Pops" (or population equivalents) at December 31, 1996. Of the Sprint PCS Partnerships' licenses (which cover 30 (of 51) MTAs), 29 were acquired in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995, for an aggregate license cost of approximately $2.1 billion and one PCS license (covering the Omaha MTA) was contributed to the Sprint PCS Partnerships by an affiliate of Cox in February 1997. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego and Orange County, California. The Sprint PCS Partnerships may invest in other entities that hold PCS licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million and currently operates a PCS system in Philadelphia, Pennsylvania. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets. As of July 15, 1997, Sprint PCS had launched service in over 50 cities in the U.S.

         From inception through March 1997, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $0.9 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and to fund operating losses and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $1.2 billion of such amount (of which the Company's share is approximately $0.4 billion) will be contributed by the end of the first quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During the six months ended June 30, 1997, TCG, a competitive local exchange carrier, issued 4,857,083 shares of Class A common stock at an average price per share of $19.25 for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93,000,000. As a result of TCG issuing additional shares, the Company's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, the Company recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million) representing the difference between the carrying amount of the Company's investment in TCG and the Company's proportionate share of TCG's net assets.

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

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger"). In order to effect the HSN Merger in compliance with the FCC Order, Liberty agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.


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

         At March 31, 1997, the Company held a voting interest of approximately 50% in Flextech, a company engaged in the distribution and production of programming for multichannel video distribution systems in the United Kingdom ("UK"). In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of the Company's ownership interest in Flextech to 35.9%. As a result of such dilution the Company recorded a $152 million increase to the carrying value of the Company's investment in Flextech, a $53 million increase to deferred income tax liability and a $99 million increase to equity. No gain was recognized due primarily to certain contingent obligations of the Company with respect to one of the BBC Joint Ventures.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest contributed $73 million and $70 million of the Company's share of its affiliates' losses during the six months ended June 30, 1997 and 1996, respectively. In addition to the Company's investments in Telewest and Flextech, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments accounted for $49 million and $37 million of the Company's share of its affiliates' losses in 1997 and 1996, respectively.

         During the six months ended June 30, 1997, TSX Corporation ("TSX"), an equity affiliate of the Company, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with such transaction, the Company recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received ($52 million) and the carrying value of the Company's investment in TSX at the date of the transaction ($23 million). Upon completion of this transaction, the Company's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. The Company accounts for its investment in Antec using the cost method.

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Investment in Time Warner

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

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner Merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty granted Time Warner a five year option to acquire the business of Southern through a purchase of assets. Liberty received 6.4 million shares of TW Exchange Stock in consideration for the grant. If Time Warner exercises the option, the purchase price for Southern's business would be approximately $213 million, payable in a form which is mutually acceptable of cash or Time Warner stock. At June 30, 1997, the Company's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2.8 billion based upon the market value of the marketable common stock into which it is convertible.


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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B common stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc.

         In June 1997, the Company entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Debt

         Debt is summarized as follows:

                                                                             June 30,          December 31,
                                                                               1997                1996
                                                                           ---------------  -----------------
                                                                                  amounts in millions

           Notes payable (a)                                                $     9,061                9,308
           Bank credit facilities (b)                                             4,923                4,813
           Commercial paper                                                         570                  638
           Convertible notes (c)                                                     40                   43
           Other debt                                                               149                  124
                                                                            -----------     ----------------

                                                                            $    14,743               14,926
                                                                            ===========     ================

         (a) During the six months ended June 30, 1997, in order to reduce future interest costs, the Company redeemed certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Redemption"). In connection with the 1997 Redemption, the Company recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

                  During the six months ended June 30, 1996, the Company redeemed certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Redemption"). In connection with the 1996 Redemption, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, the Company recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

                  At June 30, 1997, subsidiaries of the Company had approximately $2.4 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

         (c) These convertible notes, which are stated net of unamortized discount of $167 million at June 30, 1997 and $178 million at December 31, 1996, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the six months ended June 30, 1997, certain of these notes were converted into 2,230,628 shares of Series A TCI Group Stock and 840,235 shares of Series A Liberty Group Stock. At June 30, 1997, the notes were convertible, at the option of the holders, into an aggregate of 34,853,145 shares of Series A TCI Group Stock and 13,069,918 shares of Series A Liberty Group Stock.


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

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At June 30, 1997, the fair value of the Company's debt was $14,796 million, as compared to a carrying value of $14,743 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively.

         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                         Fixed Rate Agreements                              Variable Rate Agreements
                         ---------------------                              ------------------------
                Expiration         Interest rate    Notional       Expiration         Interest rate     Notional
                   date             to be paid       amount           date           to be received      amount
                ----------         -------------    --------       ----------        --------------     ---------
           October 1997              7.1%-9.3%     $   180     September 1998            4.8%-5.4%     $     450
           December 1997                8.7%           230     April 1999                   7.4%              50
                                                   -------     February 2000             5.8%-6.6%           300
                                                   $   410     March 2000                5.8%-6.0%           675
                                                   =======     September 2000               5.1%              75
                                                               March 2027                   9.7%             300
                                                               December 2036                9.7%             200
                                                                                                       ---------
                                                                                                       $   2,050
                                                                                                       =========


         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The fair value of the Interest Rate Swaps is the estimated amount that the Company would pay or receive to terminate the agreements at June 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At June 30, 1997, the Company would be required to pay an estimated $4 million to terminate the Fixed Rate Agreements and an estimated $25 million to terminate the Variable Rate Agreements.

         Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         In 1996 and 1997, the Company, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:

                           Subsidiary Trust                           Interest Rate               Face Amount
                           ----------------                           -------------               -----------
                                                                                                  in millions

         TCI Communications Financing I                                     8.72%                 $      500
         TCI Communications Financing II                                   10.00%                        500
         TCI Communications Financing III                                   9.65%                        300
         TCI Communications Financing IV                                    9.72%                        200
                                                                                                  ----------

                                                                                                  $    1,500
                                                                                                  ==========

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)     Stockholders' Equity

         In August 1995, TCI issued the Liberty Group Stock which reflects the separate performance of TCI's assets which produces and distributes programming services ("Liberty Media Group").

         As of June 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Cable and Communications unit, (ii) TCI's International Cable and Programming Unit, Tele-Communications International, Inc. ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are referred to as "TCI Group".

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

         On March 12, 1997, the TCI stockholders authorized the TCI Board of Directors to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of June 30, 1997, no shares of Telephony Group Stock have been issued.

         On May 14, 1997, the TCI Board of Directors authorized, subject to stockholder approval, the redesignation of Series A and Series B Telephony Group Stock as Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the TCI Ventures Group, which will include substantially all of TCI Group's international and non-cable assets. TCI will amend the approved Telephony Group Stock to expand that group to track such assets, including TCI's investments in At Home Corporation, TINTA, United Video Satellite Group, Inc. and others. The tracking stock will be issued through an exchange offer whereby the Company's stockholders will have the opportunity to exchange their TCI Group Stock for TCI Ventures Group Stock in the ratio of one share of TCI Ventures Group Stock in exchange for each share of TCI Group Stock properly tendered.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Treasury Stock and Common Stock Held by Subsidiaries, at Cost

                                                             June 30, 1997                   December 31, 1996
                                                  -------------------------------   --------------------------------
                                                      Number of                         Number of
                                                       shares         Cost basis         shares         Cost basis
                                                  ---------------   -------------   ---------------   --------------
                                                                     (dollar amounts in millions)

         Treasury stock is summarized as follows:
               Series B TCI Group Stock               30,545,864   $          530               --   $           --
               Series A Liberty Group Stock              562,000               13               --               --

         Common stock held by subsidiaries is
             summarized as follows:
               Series A TCI Group Stock              116,853,196              314      116,853,196              314
                                                                   --------------                    --------------
                                                                   $          857                    $          314
                                                                   ==============                    ==============

         In June 1996, the Company exchanged (the "Exchange") 30,545,864 shares of Series A TCI Group Stock ("TCOMA") for the same number of shares of Series B TCI Group Stock owned by the estate (the "Estate") of the former Chairman of the Board of Directors of the Company. Subsequent to the Exchange, the Estate sold (the "Sale") the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned (the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company is to settle quarterly any increase or decrease, in the market value of the Option Shares. At TCI's option, such quarterly settlements may be satisfied with shares of TCOMA, or subject to certain conditions with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to the Company's ability to settle quarterly price fluctuations with shares of TCOMA, the Company will treat all amounts paid or received under this arrangement as increases or decreases to equity.

         Stock Options

         Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through June 30, 1997, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Other

         At June 30, 1997, there were 125,616,994 shares of Series A TCI Group Stock and 29,915,040 shares of Series A Liberty Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, and one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of Series A TCI Group Stock.

(11)     Transactions with Officers and Directors

         On March 4, 1997, an executive officer who is also a director of the Company received an advance from a wholly-owned subsidiary of the Company in the amount of $5,787,505. On March 5, 1997, such individual received a second advance from a wholly-owned subsidiary of the Company in the amount of $5,813,755. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year. The loan is unsecured.

(12)     Commitments and Contingencies

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1997, these agreements require minimum payments aggregating approximately $815 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At June 30, 1997, such commitments aggregated $209 million.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $468 million at June 30, 1997. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

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

(1)      Material changes in financial condition:

         The Company is currently organized based upon four lines of business:
Domestic Cable and Communications; Programming; TINTA; and Technology/Venture Capital. Within the Domestic Cable and Communications line of business, the Company operates three strategic business units: Cable, Telephony and Internet. The Company's organizational structure provides for financial and operational independence in the four operating units, each under the direction of its own chief executive officer, while maintaining the synergies and scale economies provided by a common corporate parent. While none of TINTA, the Technology/Venture Capital unit, the Telephony unit or the Internet unit is currently significant to the Company as a whole, the Company believes each unit has growth potential and each unit is unique enough in nature to warrant separate operational focus.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In June 1997, the Company entered into an agreement with Cablevision pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         During the second quarter of 1997 and 1996, in order to reduce future interest costs, the Company redeemed certain notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such redemptions, the Company recognized losses on early extinguishment of debt of $11 million and $62 million, respectively. Such losses related to prepayment penalties and the retirement of deferred loan costs.

         Also, during the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, the Company recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

         At June 30, 1997, subsidiaries of the Company had approximately $2.4 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights) ($1,454 million and $1,092 million for the six months ended June 30, 1997 and 1996, respectively) to interest expense ($583 million and $526 million for the six months ended June 30, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 249% and 208% for the six months ended June 30, 1997 and 1996, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 44% of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($765 million and $528 million for the six months ended June 30, 1997 and 1996, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by the Company for its investing activities generally have exceeded net cash provided by operating activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $215 million during the six months ended June 30, 1997, as compared to $955 million during the corresponding period in 1996. The Company currently estimates that it will spend approximately $725 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

         In the event the Company is unable to achieve such objectives, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at June 30, 1997, these agreements require minimum payments aggregating approximately $815 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         The Company has made certain financial commitments related to the acquisition of sports program rights through 2004. At June 30, 1997, such commitments aggregated $209 million.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $468 million at June 30, 1997. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 8 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $6,448 million (or 44%) of fixed-rate debt and $8,295 million (or 56%) of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company could experience an increase in its interest expense.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In June 1996, the Company exchanged 30,545,864 shares of TCOMA for the same number of shares of Series B TCI Group Stock owned by the Estate of the former Chairman of the Board of Directors of the Company. Subsequent to the Exchange, the Estate sold the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned, to two investment banking firms for approximately $530 million. Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company is to settle quarterly any increase or decrease, in the market value of the Option Shares. At TCI's option, such quarterly settlements may be satisfied with shares of TCOMA, or subject to certain conditions with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to the Company's ability to settle quarterly price fluctuations with shares of TCOMA, the Company will treat all amounts paid or received under this arrangement as increases or decreases to equity.

         On March 12, 1997, the TCI stockholders authorized the TCI Board of Directors to issue two new series of the Company's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock. The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of the Company's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of June 30, 1997, no shares of Telephony Group Stock have been issued.

         On May 14, 1997, the TCI Board of Directors authorized, subject to stockholder approval, the redesignation of Series A and Series B Telephony Group Stock as Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock. The TCI Ventures Group Stock is intended to reflect the separate performance of the TCI Ventures Group, which will include substantially all of TCI Group's international and non-cable assets. TCI will amend the approved Telephony Group Stock to expand that group to track such assets, including TCI's investments in At Home Corporation, TINTA, United Video Satellite Group, Inc. and others. The tracking stock will be issued through an exchange offer whereby the Company's stockholders will have the opportunity to exchange their TCI Group Stock for TCI Ventures Group Stock in the ratio of one share of TCI Ventures Group Stock in exchange for each share of TCI Group Stock properly tendered.

         During the second quarter of 1997, Liberty Media Group repurchased 562,000 shares of Series A Liberty Group Stock in open market transactions at an aggregate cost of $13 million. Such shares are reflected as treasury stock in the accompanying consolidated financial statements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Effective July 31, 1997, TCI merged Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger was valued at $731 million. TCI exchanged 47.2 million shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which held 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Liberty Media Group purchased from TCI Group the 6.7 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash.

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

         During the six months ended June 30, 1997, 64% of the Company's revenue from Communications and Programming Services was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

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

         Revenue from communications and programming services increased 11% for the three months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from the Company's domestic cable customers accounted for 3% of such increase primarily as a result of an 8% increase in basic revenue and an 8% decrease in premium revenue. The Company experienced a 10% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 7% increase in its average premium rate and a 13% decrease in the number of average premium customers. The Company's revenue from domestic cable operations aggregated $1,605 million and $1,430 million for the three months ended June 30, 1997 and 1996, respectively. In addition, the Company's revenue from communications and programming services increased 11% due to acquisitions, decreased 5% due to the Satellite Spin-off and increased 4% due to the Company's domestic programming revenue (from Encore Media Corporation and QE+Ltd.), international cable revenue and other revenue. The remaining 2% decrease is due to the deconsolidation of the Company's sports programming businesses.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Revenue from communications and programming services increased 12% for the six months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from the Company's domestic cable customers accounted for 4% of such increase primarily as a result of a 10% increase in basic revenue and a 5% decrease in premium revenue. The Company experienced an 11% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 4% increase in its average premium rate and an 8% decrease in the number of average premium customers. The Company's revenue from domestic cable operations aggregated $3,161 million and $2,763 million for the six months ended June 30, 1997 and 1996, respectively. In addition, the Company's revenue from communications and programming services increased 13% due to acquisitions, decreased 5% due to the Satellite Spin-off and decreased 3% due to the deconsolidation of the Company's sports programming businesses. Increases in the Company's domestic programming revenue (from Encore Media Corporation and QE+Ltd.), international cable revenue and other revenue accounted for the remaining 3% increase.

         Net Sales From Electronic Retailing Services

         As a result of the HSN Merger in December 1996, HSN is no longer a consolidated subsidiary of the Company. Accordingly, the Company no longer reports revenue or cost of sales related to electronic retailing services. See note 5 to the accompanying consolidated financial statements.

         Operating Costs and Expenses

         Operating expenses increased 4% and 5% for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 6% and 7%, respectively. Programming expenses accounted for the majority of such increase. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

         Selling, general and administrative expenses decreased 18% and 20% for the three months and six months ended June 30, 1997, as compared to the corresponding periods of 1996. Such decreases are primarily due to dispositions, including Satellite and HSN. Exclusive of the effects of dispositions, net of acquisitions, such expenses increased less than 1% and decreased 1%, respectively. The Company currently anticipates that marketing expense will increase for the six months ended December 31, 1997, as compared to the six months ended June 30, 1997.

         The change in the Company's depreciation expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off offset by increases due to acquisitions and capital expenditures. The increase in amortization expense in 1997 is due to acquisitions.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Other Income and Expenses

         Interest expense aggregated $294 million and $583 million for the three months and six months ended June 30, 1997, respectively, as compared to $265 million and $526 million for the corresponding periods in 1996. The majority of such increase in interest expense is due to increased debt balances as a result of the Viacom Acquisition in August 1996. See note 7 to the accompanying consolidated financial statements.

         At June 30, 1997, the Company had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at June 30, 1997 of $401 million and comprised $73 million and $70 million of the Company's share of its affiliates' losses during the six months ended June 30, 1997 and 1996, respectively. In addition to the Company's investments in Telewest and Flextech, the Company has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments had a carrying value of $560 million at June 30, 1997 and accounted for $49 million and $37 million of the Company's share of its affiliates' losses for the six months ended June 30, 1997 and 1996, respectively. Additionally, included in share of losses of affiliates for the six months ended June 30, 1997 and 1996 is $155 million and $79 million, respectively, attributable to the Sprint PCS Partnerships. Such 1996 amount includes $34 million associated with prior periods. The increase in the share of losses of the Sprint PCS Partnerships is attributed primarily to general and administrative costs associated with the start-up of operations and Sprint Spectrum's share of losses in APC.

         Minority interests in earnings of consolidated subsidiaries aggregated $56 million and $94 million for the three months and six months ended June 30, 1997, respectively, as compared to $6 million and $4 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of the Company.

         During the six months ended June 30, 1997, as a result of TCG issuing additional shares of its Class A common stock for certain acquisitions, the Company's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, the Company recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million). See note 5 to the accompanying consolidated financial statements.

         Also, during the six months ended June 30, 1997, TSX, an equity affiliate of the Company, and Antec entered into a business combination with Antec being the surviving entity. In connection with such transaction, the Company recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received and the carrying value of the Company's investment in TSX at the date of the transaction. Upon completion of this transaction, the Company's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. See note 5 to the accompanying consolidated financial statements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Net Loss

         The Company's net loss (before preferred stock dividend requirements) of $154 million for the three months ended June 30, 1997 represents a change of $33 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $187 million for the three months ended June 30, 1996. The Company's net loss (before preferred stock dividend requirements) of $212 million for the six months ended June 30, 1997 represents a change of $96 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $308 million for the six months ended June 30, 1996. Such changes are primarily the net result of an increase in operating income, a decrease in loss on early extinguishment of debt and the gains recognized as a result of the TCG and TSX transactions discussed above partially offset by increases in share of losses of affiliates, dividends on preferred securities issued by certain subsidiaries of the Company reflected as minority interests in earnings of consolidated subsidiaries and interest expense.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                            Combined Balance Sheets
                                  (unaudited)


                                                                             June 30,           December 31,
                                                                               1997                 1996
                                                                           --------------      -------------
Assets                                                                            amounts in millions

Cash and cash equivalents                                                  $         25                   56

Trade and other receivables, net                                                    542                  423

Prepaid expenses                                                                     81                   80

Prepaid program rights                                                               47                   17

Committed film inventory                                                            111                  116

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 5)                                               2,468                2,457

Property and equipment, at cost:
   Land                                                                              75                   77
   Distribution systems                                                          10,330               10,033
   Support equipment and buildings                                                1,526                1,529
                                                                           ------------         ------------
                                                                                 11,931               11,639
   Less accumulated depreciation                                                  4,413                4,121
                                                                           ------------         ------------
                                                                                  7,518                7,518
                                                                           ------------         ------------

Franchise costs                                                                  18,416               17,875
   Less accumulated amortization                                                  2,621                2,439
                                                                           ------------         ------------
                                                                                 15,795               15,436
                                                                           ------------         ------------

Other assets, net of amortization                                                   915                1,051
                                                                           ------------         ------------

                                                                           $     27,502               27,154
                                                                           ============         ============



                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                             June 30,           December 31,
                                                                               1997                 1996
                                                                         -------------        --------------
Liabilities and Combined Equity                                                   amounts in millions
Accounts payable                                                         $          98                  216

Accrued interest                                                                   272                  274

Accrued programming expense                                                        295                  313

Other accrued expenses                                                           1,020                  787

Debt (note 7)                                                                   14,743               14,924

Deferred income taxes                                                            5,355                5,430

Other liabilities                                                                  297                  235
                                                                         -------------        -------------

      Total liabilities                                                         22,080               22,179
                                                                         -------------        -------------

Minority interests in equity of consolidated subsidiaries                        1,324                1,454

Redeemable preferred stock                                                         661                  658

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities")
   holding solely subordinated debt securities of
   TCI Communications, Inc. ("TCIC") (note 8)                                    1,500                1,000

Combined equity (note 9):
   Combined equity, including preferred stocks of
      Tele-Communications, Inc. ("TCI")                                          1,963                1,864
   Cumulative foreign currency translation adjustment,
      net of taxes                                                                  15                   26
   Unrealized holding gains for available-for-sale securities, net
      of taxes                                                                      28                   15
   Due from Liberty Media Group                                                    (69)                 (42)
                                                                         -------------        -------------

        Combined equity                                                          1,937                1,863
                                                                         -------------        -------------

Commitments and contingencies (note 12)

                                                                         $      27,502               27,154
                                                                         =============        =============


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Operations
                                  (unaudited)

                                                        Three months ended                  Six months ended
                                                            June 30,                             June 30,
                                               ------------------------------      ------------------------------
                                                    1997               1996              1997              1996
                                               ------------      ------------      ------------     -------------
                                                          amounts in millions, except per share amounts

Revenue                                            $  1,851             1,654             3,642             3,123

Operating costs and expenses:
   Operating                                            716               649             1,392             1,194
   Programming charges from Liberty Media
      Group (note 10)                                    24                28                47                57
   Selling, general and administrative                  410               462               791               870
   Charges to Liberty Media Group (note 10)              (2)               (6)               (4)              (12)
   Compensation (adjustment to compensation)
      relating to stock appreciation rights
      (notes 9 and 12)                                   41                (3)               51               (11)
   Depreciation                                         261               256               501               502
   Amortization                                         145               117               278               222
                                                   --------          --------          --------         ---------
                                                      1,595             1,503             3,056             2,822
                                                   --------          --------          --------         ---------

        Operating income                                256               151               586               301

Other income (expense):
   Interest expense                                    (293)             (258)             (582)             (513)
   Interest and dividend income                          10                12                20                20
   Share of losses of affiliates, net
      (note 5)                                         (183)              (98)             (342)             (221)
   Loss on early extinguishment of debt
      (note 7)                                          (11)              (66)              (11)              (66)
   Minority interests in earnings of
      consolidated subsidiaries, net                    (57)               (6)              (90)               (1)
   Gain on sale of stock by equity investee
      (note 5)                                           21                --                21                --
   Gain on disposition of assets (note 5)                43                --                62                 8
   Other, net                                            (6)               (5)               (8)               (1)
                                                   --------          --------          --------         ---------
                                                       (476)             (421)             (930)             (774)
                                                   --------          --------          --------         ---------

         Loss before income taxes                      (220)             (270)             (344)             (473)

Income tax benefit                                       60                79               110               146
                                                   --------          --------          --------         ---------

         Net loss                                      (160)             (191)             (234)             (327)

Dividend requirements on preferred stocks               (11)               (9)              (21)              (18)
                                                   --------          --------          --------         ---------

         Net loss attributable to common
             stockholders                          $   (171)             (200)             (255)             (345)
                                                   ========          ========          ========         =========

Loss attributable to common stockholders
   per common share (note 2)                       $   (.25)             (.30)             (.37)             (.52)
                                                   ========         =========         =========         =========

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)




                          Combined Statement of Equity

                         Six months ended June 30, 1997
                                  (unaudited)

                                                                                                    Unrealized
                                                                     Combined        Cumulative       holding
                                                                      equity,          foreign       gains for    Due
                                                                     including        currency      available-   from
                                                                     preferred       translation     for-sale   Liberty
                                                                     stocks of       adjustment,    securities,  Media     Combined
                                                                        TCI         net of taxes   net of taxes  Group      equity
                                                                     ---------      ------------   ------------  ------    --------
                                                                                        amounts in millions
Balance at January 1, 1997                                              $ 1,864          26          15          (42)         1,863

   Net loss                                                                (234)         --          --           --           (234)
   Purchase of programming from Liberty Media Group                          --          --          --           47             47
   Cost allocations to Liberty Media Group                                   --          --          --           (4)            (4)
   Adjustment to allocation of compensation relating
      to stock appreciation rights                                           --          --          --          (16)           (16)
   Intergroup tax allocation to Liberty Media Group                          --          --          --          (22)           (22)
   Net cash transfers to Liberty Media Group                                 --          --          --          (32)           (32)
   Change in unrealized gains for available-for-sale
      securities                                                             --          --          13           --             13
   Foreign currency translation adjustment                                   --         (11)         --           --            (11)
   Accreted dividends on TCI preferred stock subject
      to mandatory redemption requirements                                  (16)         --          --           --            (16)
   Payment of TCI preferred stock dividends                                 (10)         --          --           --            (10)
   Issuance of TCI Group common stock for acquisition
      and investment                                                        258          --          --           --            258
   Issuance of common stock by equity investee (note 5)                      99          --          --           --             99
   Issuance of TCI common stock upon conversion of
      notes                                                                   2          --          --           --              2
   Issuance of TCI Group common stock to TCI
      Employee Stock Purchase Plan                                            6          --          --           --              6
   Repayment of intercompany amount due to
      Liberty/TINTA LLC                                                      (6)         --          --           --             (6)
                                                                        -------         ---         ---         ----         ------

Balance at June 30, 1997                                                $ 1,963          15          28          (69)         1,937
                                                                        =======         ===         ===         ====         ======

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                         -------------------
                                                                                         1997           1996
                                                                                         -------      ------
                                                                                         amounts in millions
                                                                                            (see note 4)

Cash flows from operating activities:
   Net loss                                                                           $    (234)          (327)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                       779            724
        Compensation (adjustment to compensation) relating to stock appreciation
           rights                                                                            51            (11)
        Payments of obligation relating to stock appreciation rights                        (14)            (2)
        Share of losses of affiliates, net                                                  342            221
        Loss on early extinguishment of debt                                                 11             66
        Minority interests in earnings of consolidated subsidiaries, net                     90              1
        Gain on sale of stock by equity investee                                            (21)            --
        Gain on disposition of assets                                                       (62)            (8)
        Intergroup tax allocation                                                           (22)            (8)
        Deferred income tax benefit                                                        (138)          (152)
        Payments of restructuring charges                                                   (19)            --
        Other noncash credits                                                                --             (3)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                         (127)            15
             Change in prepaids                                                             (95)           (22)
             Change in accruals and payables                                                157            (56)
             Change in accrued interest                                                      (2)            37
                                                                                      ---------      ---------

                Net cash provided by operating activities                                   696            475
                                                                                      ---------      ---------

Cash flows from investing activities:
   Cash paid for acquisitions                                                              (206)          (101)
   Capital expended for property and equipment                                             (215)          (949)
   Additional investments in and loans to affiliates and others                            (162)          (574)
   Repayment of loans to affiliates                                                         173             16
   Proceeds from dispositions of assets                                                     193             55
   Cash received in exchanges                                                                15             50
   Change in due from Liberty Media Group                                                    11              9
   Other investing activities                                                              (120)           (72)
                                                                                      ---------      ---------

                Net cash used in investing activities                                      (311)        (1,566)
                                                                                      ---------      ---------

Cash flows from financing activities:
   Borrowings of debt                                                                     1,236          4,472
   Repayments of debt                                                                    (2,027)        (4,547)
   Prepayment penalties                                                                      (7)           (60)
   Proceeds from issuance of common stock                                                     3             --
   Proceeds from issuance of Trust Preferred Securities                                     490            971
   Proceeds from issuance of subsidiary preferred stock                                      48            223
   Contributions by minority shareholders of subsidiaries                                     7             --
   Distributions to minority shareholders of subsidiaries                                   (10)            --
   Payment for repurchase of subsidiary common stock                                        (42)            --
   Payment of preferred stock dividends                                                     (23)           (23)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                            (85)           (12)
   Repayment of intercompany amount due to Liberty/TINTA LLC                                 (6)            --
                                                                                      ---------      ---------

                Net cash provided (used) by financing activities                           (416)         1,024
                                                                                      ---------      ---------

                Net decrease in cash and cash equivalents                                   (31)           (67)

                Cash and cash equivalents at beginning of period                             56             77
                                                                                      ---------      ---------

                Cash and cash equivalents at end of period                            $      25             10
                                                                                      =========      =========

See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 March 31, 1997
                                  (unaudited)

(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of TCI that are attributed to TCI Group, as defined below. All significant intercompany accounts and transactions have been eliminated. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in combination. Common stock of TCI held by subsidiaries is included in combined equity.

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's assets which produce and distribute cable television programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Distribution") represented one hundred percent of the equity value attributable to Liberty Media Group. Issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         As of June 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit, Tele-Communications International, Inc. ("TINTA") and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group".

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

         The loss attributable to TCI Group Stock stockholders per common share was computed by dividing net loss attributable to TCI Group Stock stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (682.9 million and 668.4 million for the three months ended June 30, 1997 and 1996, respectively; and 680.1 million and 663.2 million for the six months ended June 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

(3)      Derivative Financial Instruments

         TCI Group has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from TCI Group's financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. TCI Group does not use such instruments for trading purposes.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Derivative financial instruments that can be settled, at TCI Group's option, in shares of TCI Group's common stock are accounted for as equity instruments. Periodic settlements of amounts payable/receivable pursuant to such financial instruments are included in additional paid-in capital.

         From time to time, TCI Group uses certain derivative financial instruments to manage its foreign currency risks. Because TCI Group generally views its foreign operating subsidiaries and affiliates as long-term investments, TCI Group generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. However, TCI Group may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in the exchange rates applicable to firm funding commitments that are denominated in currencies other than the U.S. dollar. When high correlation of changes in the market value of the forward contract and changes in the fair value of the firm commitment is probable, the forward contract is accounted for as a hedge. Changes in the market value of a forward contract that qualifies as a hedge and any gains or losses on early termination of such a forward contract are deferred and included in the measurement of the item (generally an investment in, or an advance to, a foreign affiliate) that results from the funding of such commitment. Market value changes in derivative financial instruments that do not qualify as hedges are recognized currently in the consolidated statements of operations. To date, TCI Group's use of forward contracts, as described above, has not had a material impact on TCI Group's financial position or results of operations.

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $589 million and $476 million for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes during these periods was not material.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                          Six months ended
                                                                              June 30,
                                                                         -------------------
                                                                         1997           1996
                                                                         ---------   -------
                                                                         amounts in millions

     Cash paid for acquisitions:
        Fair value of assets acquired                                  $   (1,123)        (1,275)
        Liabilities assumed, net of current assets                            622            377
        Deferred tax liability recorded in acquisitions                        34            244
        Minority interests in equity of acquired entities                       3             92
        Common stock and preferred stock issued in acquisitions               258            461
                                                                       ----------     ----------

             Cash paid for acquisitions                                $     (206)          (101)
                                                                       ==========     ==========

     Cash received in exchanges:
        Aggregate cost basis of assets acquired                        $     (395)          (193)
        Historical cost of assets exchanged                                   399            222
        Gain recorded on exchange of assets                                    11             21
                                                                      -----------     ----------

             Cash received in exchanges                                $       15             50
                                                                       ==========     ==========


(5)      Investments in Affiliates

         TCI Group has various investments accounted for under the equity method. The following table includes TCI Group's carrying value and percentage ownership of the more significant investments at June 30, 1997.

                                                                                        June 30, 1997
                                                                         ------------------------------------------
                                                                         Percentage                   Carrying
                                                                          Ownership                     Value
                                                                         --------------             ---------------
                                                                                    amounts in millions

         Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
              and PhillieCo, L.P.                                         30% - 35%                 $       703
         Teleport Communications Group, L.P. ("TCG")                         30%                            271
         Flextech p.l.c. ("Flextech")                                       35.9%                           267
         Telewest Communications plc ("Telewest")                            27%                            401
         Various foreign equity investments (other than Telewest
              and Flextech)                                                various                          293


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                Six months ended
  Combined Operations                               June 30,
  -------------------                    ---------------------------
                                              1997         1996
                                         -------------  ------------
                                             amounts in millions

    Revenue                               $    1,334          1,186
    Operating expenses                        (1,444)        (1,090)
    Depreciation and amortization               (479)          (259)
                                          ----------     ----------

        Operating loss                          (589)          (163)

    Interest expense                            (302)          (185)
    Other, net                                  (152)           (50)
                                          ----------     ----------

        Net loss                          $   (1,043)          (398)
                                          ==========     ==========

         TCI Group is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint(R)" brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and TCI Group. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI Group. TCI Group has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the six months ended June 30, 1997 and 1996, the Sprint PCS Partnerships contributed $155 million and $79 million, respectively, to TCI Group's share of affiliate losses. Such 1996 amount includes $34 million related to prior periods.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Sprint PCS Partnerships have licenses, and have affiliated (or agreed to affiliate) with other entities (including PhillieCo) that have licenses, to provide PCS service to MTAs (or major trading areas) covering over 190 million "Pops" (or population equivalents) at December 31, 1996. Of the Sprint PCS Partnerships' licenses (which cover 30 (of 51) MTAs), 29 were acquired in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995, for an aggregate license cost of approximately $2.1 billion and one PCS license (covering the Omaha MTA) was contributed to the Sprint PCS Partnerships by an affiliate of Cox in February 1997. The Sprint PCS Partnerships have invested in (acquiring a 49% interest) and affiliated with American PCS, L.P. ("APC"), which owns a PCS license for and operates a PCS system in the Baltimore/Washington, D.C. MTA, and Cox California PCS, L.P. ("Cox-California"), which holds a PCS license for the Los Angeles/San Diego MTA and currently operates a PCS system in San Diego and Orange County, California. The Sprint PCS Partnerships may invest in other entities that hold PCS licenses. PhillieCo holds the license for the Philadelphia MTA, which was acquired at a license cost of $85 million and currently operates a PCS system in Philadelphia, Pennsylvania. During December 1996, the Sprint PCS Partnerships initiated the commercial launch of PCS service in seven markets. As of July 15, 1997, Sprint PCS had launched service in over 50 cities in the U.S.

         From inception through March 1997, the four partners have contributed approximately $3.0 billion to the Sprint PCS Partnerships (of which TCI Group contributed an aggregate of approximately $0.9 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and to fund operating losses and the commitments made to APC and Cox-California will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. TCI Group expects that the remaining approximately $1.2 billion of such amount (of which TCI Group's share is approximately $0.4 billion) will be contributed by the end of the first quarter of 1998 (although there can be no assurance that any additional capital will be contributed). TCI Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During the six months ended June 30, 1997, TCG, a competitive local exchange carrier, issued 4,857,083 shares of Class A common stock at an average price per share of $19.25 for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93,000,000. As a result of TCG issuing additional shares, TCI Group's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, TCI Group recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million).

         At March 31, 1997, TCI Group held a voting interest of approximately 50% in Flextech, a company engaged in the distribution and production of programming for multichannel video distribution systems in the United Kingdom ("UK"). In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TCI Group's ownership interest in Flextech to 35.9%. As a result of such dilution TCI Group recorded a $152 million increase to the carrying value of TCI Group's investment in Flextech, a $53 million increase to deferred income tax liability and a $99 million increase to equity. No gain was recognized due primarily to certain contingent obligations of TCI Group with respect to one of the BBC Joint Ventures.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest contributed $73 million and $70 million of TCI Group's share of its affiliates' losses during the six months ended June 30, 1997 and 1996, respectively. In addition to TCI Group's investments in Telewest and Flextech, TCI Group has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments accounted for $49 million and $37 million of TCI Group's share of its affiliates' losses in 1997 and 1996, respectively.

         During the six months ended June 30, 1997, TSX Corporation ("TSX"), an equity affiliate of TCI Group, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with this transaction, TCI Group recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received ($52 million) and the carrying value of its investment in TSX at the date of the transaction ($23 million). Upon completion of this transaction, TCI Group's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. TCI Group accounts for its investment in Antec using the cost method.

         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)      Acquisitions

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B common stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc.

         In June 1997, TCI Group entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which TCI Group agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI Group's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Debt

         Debt is summarized as follows:

                                         June 30,    December 31,
                                          1997           1996
                                         ----------  ------------
                                           amounts in millions

           Notes payable (a)            $  9,061        9,308
           Bank credit facilities (b)      4,923        4,811
           Commercial paper                  570          638
           Convertible notes (c)              40           43
           Other debt                        149          124
                                        --------     --------

                                        $ 14,743       14,924
                                        ========     ========

         (a) During the six months ended June 30, 1997, in order to reduce future interest costs, TCI Group redeemed certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Redemption"). In connection with the 1997 Redemption, TCI Group recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

                  During the six months ended June 30, 1996, TCI Group redeemed certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Redemption"). In connection with the 1996 Redemption, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCI Group recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

                  At June 30, 1997, subsidiaries of TCI Group had approximately $2 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

         (c) These convertible notes, which are stated net of unamortized discount of $167 million and $178 million at June 30, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1997, the notes were convertible, at the option of the holders, into an aggregate of 34,853,145 shares of Series A TCI Group Stock and 13,069,918 shares of Series A Liberty Group Stock.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At June 30, 1997, the fair value of TCI Group's debt was $14,796 million, as compared to a carrying value of $14,743 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, TCI Group's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively.

         TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                         Fixed Rate Agreements                              Variable Rate Agreements
                         ---------------------                              ------------------------
                Expiration         Interest rate    Notional       Expiration         Interest rate     Notional
                   date             to be paid       amount           date            to be received      amount
                ----------         -------------    --------       ----------         --------------    --------
           October 1997              7.1%-9.3%     $   180     September 1998            4.8%-5.4%     $     450
           December 1997                8.7%           230     April 1999                   7.4%              50
                                                   -------     February 2000             5.8%-6.6%           300
                                                               March 2000                5.8%-6.0%           675
                                                   $   410     September 2000               5.1%              75
                                                   =======     March 2027                   9.7%             300
                                                               December 2036                9.7%             200
                                                                                                       ---------

                                                                                                       $   2,050
                                                                                                       =========

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The fair value of the Interest Rate Swaps is the estimated amount that TCI Group would pay or receive to terminate the agreements at June 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At June 30, 1997, TCI Group would be required to pay an estimated $4 million to terminate the Fixed Rate Agreements and an estimated $25 million to terminate the Variable Rate Agreements.

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

(8)      Company-Obligated Mandatorily Redeemable Preferred Securities of
             Subsidiary Trusts Holding Solely Subordinated Debt Securities of
             TCIC

         In 1996 and 1997, TCI Group, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:

              Subsidiary Trust                Interest Rate      Face Amount
              ----------------                -------------      -----------
                                                                 in millions
         TCI Communications Financing I            8.72%         $      500
         TCI Communications Financing II          10.00%                500
         TCI Communications Financing III          9.65%                300
         TCI Communications Financing IV           9.72%                200
                                                                 ----------

                                                                 $    1,500
                                                                 ==========

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities are included in minority interests in earnings of consolidated subsidiaries in the accompanying combined financial statements.

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

         In June 1996, TCI Group exchanged (the "Exchange") 30,545,864 shares of Series A TCI Group Stock ("TCOMA") for the same number of shares of Series B TCI Group Stock owned by the estate (the "Estate") of the former Chairman of the Board of Directors of TCI. Subsequent to the Exchange, the Estate sold (the "Sale") the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned (the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI Group entered into an agreement with the Investment Bankers whereby TCI Group has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group is to settle quarterly any increase or decrease in the market value of the Option Shares. At TCI Group's option, such quarterly settlements may be satisfied with shares of TCOMA, or subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to TCI Group's ability to settle quarterly price fluctuations with shares of TCOMA, TCI Group will treat all amounts paid or received under this arrangement as increases or decreases to equity.

         Stock Options and Stock Appreciation Rights

         Estimates of compensation relating to restricted stock awards, options and/or stock appreciation rights ("SARs") granted to certain key employees of TCI Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock and Series A Liberty Group Stock and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

(10)     Transactions with Liberty Media Group and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During each of the six month periods ended June 30, 1997 and 1996, Liberty Media Group was allocated $1 million in corporate general and administrative costs by TCI Group.

         Prior to July 1, 1997, TCI Group had a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $4 million and $2 million for the six months ended June 30, 1997 and 1996, respectively.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In July 1997, Liberty Media Group, TCI and John J. Sie, Chairman and Chief Executive Officer of Encore and JJS Communications, Inc. ("JJS"), a corporation wholly owned by Mr. Sie, entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to a newly formed limited liability company ("Encore Media Group"). Prior to the formation of Encore Media Group, JJS owned 10% of Encore, which in connection with these transactions was exchanged for Liberty Group Stock. Upon consummation of the transactions, Liberty Media Group owns 80% of Encore Media Group and TCI Group owns 20%. Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for the contribution of its interests in QE+ and Encore, the issuance of a $307 million note payable due on or before December 29, 1997 (the "Note Payable") to TCI Group, the cancellation and forgiveness of amounts due for Content Fees and the termination of an option to increase its ownership interest in QE+. TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for TCI Group's ownership interest in QE+ and certain special capital contributions made by TCI Group to QE+. It is anticipated that Encore Media Group will borrow $400 million (the "Encore Loan Proceeds") by December 29, 1997 and distribute the Encore Loan Proceeds to Liberty Media Group and TCI Group in proportion to their ownership interests in Encore Media Group. In addition, TCI Group has entered into a 25 year affiliation agreement with a subsidiary of Encore Media Group pursuant to which TCI Group will pay fixed monthly amounts in exchange for unlimited access to substantially all of the existing Encore and STARZ! services. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter. Upon consummation of the aforementioned transactions, the operations of STARZ! will be included in the consolidated financial results of Liberty Media Group.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the six months ended June 30, 1997 and 1996, aggregated $4 million and $7 million, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

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

         Borrowings from or loans to Liberty Media Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources. Because TCI Group and Liberty Media Group are both 100% owned by TCI, amounts due from Liberty Media Group have been classified as a component of combined equity.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(11)     Transactions with Officers and Directors

         On March 4, 1997, an executive officer and director of TCI received an advance from a wholly-owned subsidiary of TCI Group in the amount of $5,787,505. On March 5, 1997, such executive officer and director received a second advance from a wholly-owned subsidiary of TCI Group in the amount of $5,813,755. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year.
         The loan is unsecured.

(12)     Commitments and Contingencies

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $468 million at June 30, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1997, these agreements require minimum payments aggregating $500 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At June 30, 1997, such commitments aggregated $209 million.

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

         As of June 30, 1997, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit.

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

         On July 31, 1996, TCI Group consummated the Viacom Acquisition whereby TCI Group acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets. The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the Loan Proceeds of a $1.7 billion loan facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. For additional discussion of the Viacom Acquisition, see note 6 to the accompanying TCI Group combined financial statements.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         In June 1997, TCI Group entered into an agreement with Cablevision pursuant to which TCI Group agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI Group's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         During the second quarter of 1997 and 1996, in order to reduce future interest costs, TCI Group redeemed certain notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such redemptions, TCI Group recognized losses on early extinguishment of debt of $11 million and $62 million, respectively.
Such losses related to prepayment penalties and the retirement of deferred loan costs.

         Also, during the second quarter of 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCI Group recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

         At June 30, 1997, TCI Group had approximately $2 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights ($1,416 million and $1,014 million for the six months ended June 30, 1997 and 1996, respectively) to interest expense ($582 million and $513 million for the six months ended June 30, 1997 and 1996, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 243% and 198% for the six months ended June 30, 1997 and 1996, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 44% of which results from fixed rate indebtedness. However, TCI Group's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities generally ($696 million and $475 million for the six months ended June 30, 1997 and 1996, respectively) reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by TCI Group for its investing activities have exceeded net cash provided by operating activities. TCI Group has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by TCI Group for property and equipment was $215 million during the six months ended June 30, 1997, as compared to $949 million during the corresponding period in 1996. TCI Group currently estimates that it will spend approximately $725 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, TCI Group currently anticipates that such excess cash will initially be used to reduce outstanding debt.

         In the event TCI Group is unable to achieve such objectives, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $468 million at June 30, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through December 31, 2005. Based on customer levels at June 30, 1997, these agreements require minimum payments aggregating approximately $500 million. The aggregate amount of the Film Licensing Obligations is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, TCI Group's required aggregate payments under the Film Licensing Obligations could prove to be significant.

         TCI Group has made certain financial commitments related to the acquisition of sports program rights through 2004. At June 30, 1997, such commitments aggregated $209 million.

         TCI Group's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCI Group), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, TCI Group (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, TCI Group's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 7 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,448 million (or 44%) of fixed-rate debt and $8,295 million (or 56%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCI Group could experience an increase in its interest expense.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         In June 1996, TCI Group exchanged 30,545,864 shares of TCOMA for the same number of shares of Series B TCI Group Stock owned by the estate (the "Estate") of the former Chairman of the Board of Directors of TCI. Subsequent to the Exchange, the Estate sold the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned, to two investment banking firms for approximately $530 million. Subsequent to the Sale, TCI Group entered into an agreement with the Investment Bankers whereby TCI Group has the option, but not the obligation, to purchase the Option Shares at any time within two years from the date of the Sale. During the Option Period, TCI Group is to settle quarterly any increase or decrease, in the market value of the Option Shares. At TCI Group's option, such quarterly settlements may be satisfied with shares of TCOMA, or subject to certain conditions with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to TCI Group's ability to settle quarterly price fluctuations with shares of TCOMA, TCI Group will treat all amounts paid or received under this arrangement as increases or decreases to equity.

         On March 12, 1997, the TCI stockholders authorized the Board to issue two new series of TCI's common stock, par value $1.00 per share, (and a corresponding increase in the total number of authorized shares of common stock) to be designated Tele-Communications, Inc. Series A Telephony Group common stock and Tele-Communications, Inc. Series B Telephony Group common stock (collectively, the "Telephony Group Stock"). The Telephony Group Stock, if issued, would be intended to reflect the separate performance of Telephony Group, which initially consists of TCI's investments in certain entities engaged in the domestic wireline and wireless telephony businesses. A total of 750 million shares of Series A Telephony Group Stock and 75 million shares of Series B Telephony Group Stock were authorized. As of June 30, 1997, no shares of Telephony Group Stock have been issued.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         On May 14, 1997, the Board authorized, subject to shareholder approval, the redesignation of Series A and Series B Telephony Group Stock as Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the TCI Ventures Group, which will substantially be all of TCI Group's international and non-cable assets. TCI will amend the approved Telephony Group Stock to expand that group to track such assets, including TCI's investments in At Home Corporation, TINTA, United Video Satellite Group, Inc. and others. The tracking stock will be issued through an exchange offer whereby TCI Group's shareholders will have the opportunity to exchange their TCI Group Stock for TCI Ventures Group Stock in the ratio of one share of TCI Ventures Group Stock in exchange for each share of TCI Group Stock properly tendered.

         Effective July 31, 1997, TCI merged Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger was valued at approximately $731 million. TCI exchanged 47.2 million shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which held 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Immediately following the merger, Liberty Media Group purchased from TCI Group the 6.7 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash.

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

         During the six months ended June 30, 1997, 66% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

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

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material changes in results of operations (continued):

         Revenue increased 12% for the three months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from TCI Group's domestic cable customers accounted for 3% of such increase primarily as a result of an 8% increase in basic revenue and an 8% decrease in premium revenue. TCI Group experienced a 10% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 7% increase in its average premium rate and a 13% decrease in the number of average premium customers. In addition, TCI Group's revenue increased 12% due to acquisitions and decreased 5% due to the Satellite Spin-off. International cable revenue and other revenue accounted for the remaining 2% increase in revenue.

         Revenue increased 17% for the six months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from TCI Group's domestic cable customers accounted for 4% of such increase primarily as a result of a 10% increase in basic revenue and a 5% decrease in premium revenue. TCI Group experienced an 11% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 4% increase in its average premium rate and a 8% decrease in the number of average premium subscribers. In addition, TCI Group's revenue increased 15% due to acquisitions and decreased 5% due to the Satellite Spin-off. International cable revenue and other revenue accounted for the remaining 3% increase in revenue.

         Operating Costs and Expenses

         Operating expenses increased 10% and 17% for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 5% and 6%. Programming expenses accounted for the majority of such increases. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

         Selling, general and administrative expenses decreased 11% and 9% for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 3% for each period. Such decrease is due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses. TCI Group currently anticipates that marketing expense will increase for the six months ended December 31, 1997, as compared to the six months ended June 30, 1997.

         The change in TCI Group's depreciation expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off offset by increases due to acquisitions and capital expenditures. The increase in TCI Group's amortization expense in 1997 is due to acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During each of the six month periods ended June 30, 1997 and 1996, Liberty Media Group was allocated $1 million in corporate general and administrative costs by TCI Group.

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

         Other Income and Expenses

         Interest expense aggregated $293 million and $582 million for the three months and six months ended June 30, 1997, respectively, as compared to $258 million and $513 million for the corresponding periods in 1996. The majority of such increase in interest expense is due to increased debt balances as a result of the Viacom Acquisition in August 1996. See note 6 to the accompanying combined financial statements.

         At June 30, 1997, TCI Group had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at June 30, 1997 of $401 million and comprised $73 million and $70 million of TCI Group's share of its affiliates' losses during the six months ended June 30, 1997 and 1996, respectively. In addition to TCI Group's investments in Telewest and Flextech, TCI Group has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments had a carrying value of $560 million at June 30, 1997 and accounted for $49 million and $37 million of TCI Group's share of its affiliates' losses for the six months ended June 30, 1997 and 1996, respectively. Additionally, included in share of losses of affiliates for the six months ended June 30, 1997 and 1996, is $155 million and $79 million, respectively, attributable to the Sprint PCS Partnerships. Such 1996 amount includes $34 million associated with prior periods. The increase in the share of losses of the Sprint PCS Partnerships is attributed primarily to general and administrative costs associated with the start-up of operations and Sprint Spectrum's share of losses in APC.


                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material changes in results of operations (continued):

         Minority interests in earnings of consolidated subsidiaries aggregated $57 million and $90 million for the three months and six months ended June 30, 1997, respectively, as compared to $6 million and $1 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of TCI Group.

         During the six months ended June 30, 1997, as a result of TCG issuing additional shares of its Class A common stock for certain acquisitions, TCI Group's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, TCI Group recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million).

         Also, during the six months ended June 30, 1997, TSX, an equity affiliate of TCI Group, and Antec entered into a business combination with Antec being the surviving entity. In connection with such transaction, TCI Group recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received and the carrying value of TCI Group's investment in TSX at the date of the transaction. Upon completion of this transaction, TCI Group's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec.

         Net Loss

         TCI Group's net loss (before preferred stock dividend requirements) of $160 million for the three months ended June 30, 1997 represents a change of $31 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $191 million for the three months ended June 30, 1996. TCI Group's net loss (before preferred stock dividend requirements) of $234 million for the six months ended June 30, 1997 represents a change of $93 million, as compared to TCI Group's net loss (before preferred stock dividend requirements) of $327 million for the six months ended June 30, 1996. Such changes are the net result of an increase in operating income, a decrease in loss on early extinguishment of debt and the gains recognized as a result of the TCG and TSX transactions discussed above partially offset by increases in share of losses of affiliates, dividends on preferred securities issued by certain subsidiaries of TCI Group reflected as minority interests in earnings of consolidated subsidiaries and interest expense.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                            Combined Balance Sheets
                                  (unaudited)

                                                         June 30,  December 31,
                                                           1997         1996
                                                         --------  ------------
                                                          amounts in thousands
Assets

Cash and cash equivalents                              $  359,641      317,359

Trade and other receivables, net                           22,914       24,796

Prepaid program rights                                     32,031       32,063

Committed film inventory                                   18,643       20,092

Investments in affiliates, accounted for under
    the equity method, and related receivables
    (note 4)                                              561,332      545,121
Investment in Time Warner, Inc. ("Time Warner")
    (note 5)                                            2,322,541    2,016,799

Other investments, at cost, and related receivables
     (note 6)                                              82,092       81,537

Property and equipment, at cost:
    Land                                                       39           39
    Support equipment and buildings                        18,461       17,756
                                                       ----------   ----------
                                                           18,500       17,795
    Less accumulated depreciation                           9,062        7,846
                                                       ----------   ----------
                                                            9,438        9,949
                                                       ----------   ----------

Other assets, at cost, net of amortization                  9,959       11,236
                                                       ----------   ----------

                                                       $3,418,591    3,058,952
                                                       ==========   ==========



                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                  (unaudited)

                                                                         June 30,        December 31,
                                                                           1997             1996
                                                                         ---------       ------------
                                                                            amounts in thousands
Liabilities and Combined Equity

Accounts payable and accrued liabilities                               $    27,234          19,397

Accrued compensation relating to phantom rights (note 9)                    22,334          17,758

Program rights payable                                                      34,299          33,700

Deferred revenue                                                             7,684           6,166

Deferred option premium (note 5)                                           305,742              --

Debt (note 7)                                                                   --           1,620

Deferred income taxes                                                      573,485         582,089
                                                                       -----------     -----------

    Total liabilities                                                      970,778         660,730
                                                                       -----------     -----------

Minority interests in equity of consolidated subsidiaries                   12,934           1,052

Combined equity (note 8):
    Combined equity                                                      2,365,972       2,355,021
    Due to TCI Group                                                        68,855          42,149
    Unrealized gains on available-for-sale securities, net of taxes             52              --
                                                                       -----------     -----------
                                                                         2,434,879       2,397,170
                                                                       -----------     -----------

Commitments and contingencies (note 9)

                                                                       $ 3,418,591       3,058,952
                                                                       ===========     ===========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Statements of Operations
                                  (unaudited)

                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                        ------------------------------      -------------------------------
                                                            1997               1996              1997              1996
                                                        ------------      ------------      ------------      -------------
                                                                               amounts in thousands

Revenue:
   Programming services:
      From TCI Group (note 8)                             $   24,127            28,000            46,638             56,870
      From others                                             35,545            49,732            72,393            185,878
   Net sales from electronic retailing services                   --           243,988                --            499,601
                                                          ----------      ------------      ------------      -------------
                                                              59,672           321,720           119,031            742,349
                                                          ----------      ------------      ------------      -------------

Cost of sales, operating costs and expenses:
   Cost of sales                                                  --           151,679                --            316,491
   Operating                                                  19,903            60,575            39,429            179,885
   Selling, general and administrative                        24,768            66,191            37,232            157,350
   Charges by TCI Group (note 8)                               2,354             5,550             4,433             11,321
   Compensation relating to phantom rights and
      stock appreciation rights (notes 8 and 9)               14,466             7,119            20,040              5,711
   Depreciation                                                  611             3,962             1,216              9,057
   Amortization                                                  165             9,424               339             22,870
                                                          ----------      ------------      ------------      -------------
                                                              62,267           304,500           102,689            702,685
                                                          ----------      ------------      ------------      -------------

        Operating income (loss)                               (2,595)           17,220            16,342             39,664

Other income (expense):
   Interest expense                                             (306)           (6,022)             (611)           (12,501)
   Dividend and interest income,
      primarily from affiliates                                8,212             2,206            19,247              4,371
   Share of earnings of affiliates, net (note 4)               5,739             4,456            12,975             12,755
   Minority interests in earnings of
      consolidated subsidiaries                               (2,295)           (2,873)          (11,909)            (6,357)
   Gain (loss) on disposition of assets                          581            (8,035)              581             (6,300)
   Loss on early extinguishment of debt                         (320)               --              (320)                --
   Other, net                                                      6             1,610               115              3,782
                                                          ----------      ------------      ------------      -------------
                                                              11,617            (8,658)           20,078             (4,250)
                                                          ----------      ------------      ------------      -------------

        Earnings before income taxes                           9,022             8,562            36,420             35,414

Income tax expense                                            (2,481)           (4,573)          (14,267)           (16,584)
                                                          ----------      ------------      ------------      -------------

        Net earnings                                      $    6,541             3,989            22,153             18,830
                                                          ==========      ============      ============      =============

Earnings per common share (note 2)                        $      .03               .02               .09                .08
                                                          ==========      ============      ============      =============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                          Combined Statement of Equity

                         Six months ended June 30, 1997
                                  (unaudited)

                                                                                     Unrealized holding
                                                                                     gains on available-         Total
                                                         Combined        Due to     for-sale securities,       combined
                                                          equity        TCI Group       net of taxes            equity
                                                         --------       --------    ---------------------   --------------
                                                                                   amounts in thousands
Balance at January 1, 1997                           $      2,355,021      42,149          --               2,397,170

   Net earnings                                                22,153          --          --                  22,153
   Contribution to combined equity for issuance of
     Liberty Group Stock to TCI Employee Stock
     Purchase Plan                                              2,054          --          --                   2,054
   Purchase of Liberty Group Stock                            (13,256)         --          --                 (13,256)
   Sale of programming to TCI Group                                --     (47,038)         --                 (47,038)
   Cost allocations from TCI Group                                 --       4,433          --                   4,433
   Compensation relating to stock appreciation
     rights                                                        --      15,464          --                  15,464
   Intergroup tax allocation                                       --      21,992          --                  21,992
   Net cash transfers from TCI Group                               --      31,855          --                  31,855
   Change in unrealized holding gains on
     available-for-sale securities                                 --          --          52                      52
                                                     ----------------   ---------  ----------         ---------------

Balance at June 30, 1997                             $      2,365,972      68,855          52               2,434,879
                                                     ================   =========  ==========         ===============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                        1997           1996
                                                                                      ---------     -----------
                                                                                       amounts in thousands
                                                                                           (see note 3)
Cash flows from operating activities:
   Net earnings                                                                 $        22,153          18,830
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                     1,555          31,927
        Compensation relating to phantom rights and stock appreciation rights            20,040           5,711
        Share of earnings of affiliates, net                                            (12,975)        (12,755)
        Deferred income tax expense (benefit)                                            (8,638)          5,660
        Intergroup tax allocation                                                        21,992           7,665
        Minority interests in earnings                                                   11,909           6,357
        Loss (gain) on disposition of assets                                               (581)          6,300
        Loss on early extinguishment of debt                                                320              --
        Payments of litigation settlements                                                   --          (3,125)
        Payments for restructuring charges                                                   --            (414)
        Noncash interest expense                                                             --           3,378
        Changes in operating assets and liabilities, net of acquisitions:
             Change in receivables                                                        1,882         (29,672)
             Change in inventories                                                           --          15,606
             Change in prepaid expenses                                                   1,449           4,105
             Change in payables, accruals and deferred revenue                            9,954          (6,687)
                                                                                ---------------   -------------

                  Net cash provided by operating activities                              69,060          52,886
                                                                                ---------------   -------------

Cash flows from investing activities:
   Cash proceeds from dispositions                                                          581          47,045
   Cash paid for acquisitions                                                                --         (55,000)
   Capital expended for property and equipment                                             (705)         (6,244)
   Additional investments in and loans to affiliates and others                         (16,112)         (5,281)
   Return of capital from affiliates                                                     11,700           1,500
   Collections on loans to affiliates and others                                            707             866
   Cash paid for cable distribution fees                                                     --         (17,665)
   Other investing activities                                                               650          (8,983)
                                                                                ---------------   -------------

                  Net cash used in investing activities                                  (3,179)        (43,762)
                                                                                ---------------   -------------

Cash flows from financing activities:
   Borrowings of debt                                                                     2,020         201,889
   Repayments of debt                                                                    (3,640)       (233,615)
   Contribution for issuance of Liberty Group Stock                                       2,054              --
   Purchase of Liberty Group Stock                                                      (13,256)             --
   Change in cash transfers to TCI Group                                                (10,750)         (8,512)
   Contributions by minority shareholders of subsidiaries                                     8         314,391
   Distributions to minority shareholders of subsidiaries                                   (35)            (65)
                                                                                ---------------   -------------

                  Net cash provided (used) by financing activities                      (23,599)        274,088
                                                                                ---------------   -------------

                  Net increase in cash and cash equivalents                              42,282         283,212

                  Cash and cash equivalents at beginning of period                      317,359          41,225
                                                                                ---------------   -------------

                  Cash and cash equivalents at end of period                    $       359,641         324,437
                                                                                ===============   =============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 June 30, 1997
                                  (unaudited)


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated.

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's assets which produce and distribute cable television programming services ("Liberty Media Group"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). Liberty Media Group's assets include businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Liberty Media Group's assets also include businesses engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

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

         As of June 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Such subsidiaries and assets are collectively referred to as "TCI Group". Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group. See note 8.

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

(2)      Earnings Per Common Share

         Earnings attributable to Liberty Media Group stockholders per common share was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (249.7 million and 250.6 million for the three months ended June 30, 1997 and 1996, respectively; and 249.6 million and 248.7 million for the six months ended June 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

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

(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $612,000 and $11,882,000 for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes during the six months ended June 30, 1997 and 1996 was $903,000 and $569,000, respectively.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                            -----------------------------------
                                                                                  1997                1996
                                                                            ----------------   ----------------
                                                                                     amounts in thousands
          Combined Operations

             Revenue                                                        $      2,552,690          1,577,155
             Operating expenses                                                   (2,287,382)        (1,380,344)
             Depreciation and amortization                                          (121,990)           (76,876)
                                                                            ----------------   ----------------

                Operating income                                                     143,318            119,935

             Interest expense                                                        (66,510)           (53,235)
             Other, net                                                             (108,489)           (71,716)
                                                                            ----------------   ----------------

                Net loss                                                    $        (31,681)            (5,016)
                                                                            ================   ================

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                                June 30,           December 31,
                                                                                  1997                 1996
                                                                               -----------        ------------
                                                                                    amounts in thousands
                Discovery Communications, Inc. ("Discovery")                 $     117,912              117,724
                QVC, Inc. ("QVC")                                                  116,237              103,855
                International Cable Channels Partnership, Ltd. ("ICCP")              9,649                9,411
                Bet Holdings, Inc. ("BET")                                          23,038               20,225
                Courtroom Television Network ("Court")                                (991)               2,160
                Liberty/Fox U.S. Sports LLC ("Fox Sports") (a)                     (21,530)             (21,964)
                Superstar/Netlink Group LLC ("Superstar/Netlink") (b)              (38,560)             (37,236)
                DMX Inc. ("DMX")                                                     1,620                2,331
                Home Shopping Network, Inc. ("HSN") (c)                            144,216              141,921
                BDTV INC. and BDTV II INC. (c)                                     201,021              199,701
                Other                                                                8,720                6,993
                                                                             -------------     ----------------
                                                                             $     561,332              545,121
                                                                             =============     ================

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

         (b) On April 1, 1996, United Video Satellite Group, Inc. ("UVSG"), a consolidated subsidiary of TCI, and Liberty Media Group formed Superstar/Netlink, a limited liability company of UVSG's Superstar Satellite Entertainment combined with Netlink USA's ("Netlink") retail business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail business no longer consolidates with the financial results of Liberty Media Group.

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

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                  Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger"). In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I.

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

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                    Six months ended
                                        June 30,
                               --------------------------
                                   1997          1996
                               ------------   -----------
                                  amounts in thousands
 Discovery                     $        188         8,864
 QVC                                 12,382         8,962
 ICCP                                (1,619)       (1,141)
 BET                                  2,813         2,299
 Court                               (3,151)         (993)
 Superstar/Netlink                    8,014         3,034
 DMX                                   (711)      (12,045)
 HSN                                  2,295            --
 BDTV-I and BDTV-II                   1,319            --
 Other (a)                           (8,555)        3,775
                               ------------    ----------

                               $     12,975        12,755
                               ============    ==========

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

                  Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earns management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earns a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $4,266,000 and $1,666,000 for the six months ended June 30, 1997 and 1996, respectively.

                  During July 1997, Liberty Media Group, TCI and John J. Sie, Chairman and Chief Executive Officer of Encore and JJS Communications, Inc. ("JJS"), a corporation wholly owned by Mr. Sie, entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to a newly formed limited liability company ("Encore Media Group"). Prior to the formation of Encore Media Group, JJS owned 10% of Encore, which in connection with these transactions was exchanged for Liberty Group Stock. Upon consummation of the transactions, Liberty Media Group owns 80% of Encore Media Group and TCI Group owns 20%. Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for the contribution of its interests in QE+ and Encore, the issuance of a $307 million note payable due on or before December 29, 1997 (the "Note Payable") to TCI Group, the cancellation and forgiveness of amounts due for Content Fees and the termination of an option to increase its ownership interest in QE+. TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for TCI Group's ownership interest in QE+ and certain special capital contributions made by TCI Group to QE+. It is anticipated that Encore Media Group will borrow $400 million (the "Encore Loan Proceeds") by December 29, 1997 and distribute the Encore Loan Proceeds to Liberty Media Group and TCI Group in proportion to their respective ownership interest in Encore Media Group (see note 7). In addition, TCI Group has entered into a 25 year affiliation agreement with Encore Media Group pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to substantially all of the existing Encore and STARZ! services. Upon consummation of the aforementioned transactions, the operations of STARZ! will be included in the combined financial results of Liberty Media Group.

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

         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner Merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner a five year option to acquire the business of Southern through a purchase of assets. Liberty Media Group received 5 million shares of TW Exchange Stock along with $66,666,700 (1.4 million shares) in additional shares of TW Exchange Stock in consideration for the grant. If Time Warner exercises the option, the purchase price for Southern's business would be $213,333,333, payable in a form which is mutually acceptable of cash or Time Warner common stock. At June 30, 1997, Liberty Media Group's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $2.8 billion based upon the market value of the marketable common stock into which it is convertible.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                       June 30,       December 31,
                                                                         1997             1996
                                                                       --------       ------------
                                                                           amounts in thousands

         Marketable equity securities, at fair value                 $          1,342         790

         Convertible debt, at cost, which approximates fair value              23,000      23,000

         Other investments, at cost, and related receivables                   57,750      57,747
                                                                     ----------------    --------

                                                                     $         82,092      81,537
                                                                     ================    ========

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $308 million and $162 million at June 30, 1997 and December 31, 1996, respectively. No independent external appraisals were conducted for those assets.

(7)      Debt

         Debt at December 31, 1996 represents borrowings by Encore pursuant to a bank credit facility which provides for borrowings up to $50 million through September 30, 1999. On July 7, 1997 Encore Media Group obtained a new $625 million senior, secured facility (the "Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. Interest on the Senior Facility is tied to the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore Media Group is required to pay a commitment fee which varies based on a leverage ratio. The credit agreement for the Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. The Senior Facility serves to replace the Encore bank credit facility which was terminated.

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

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the six months ended June 30, 1997 and 1996, Liberty Media Group was allocated $526,000 and $1,193,000, respectively, in corporate general and administrative costs by TCI.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Group. Charges by TCI Group for such arrangements and other related operating expenses for the six months ended June 30, 1997 and 1996, aggregated $3,907,000 and $6,540,000, respectively.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group are based upon customary rates charged to others.

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

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Borrowings from or loans to TCI Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources. Because TCI Group and Liberty Media Group are both 100% owned by TCI, amounts due to TCI Group have been classified as a component of combined equity.

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

(9)      Commitments and Contingencies

         Liberty Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1997, these agreements require minimum payments aggregating approximately $315 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

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

         As of June 30, 1997, the TCI Group Stock reflects the separate performance of TCI Group, which is generally comprised of the subsidiaries and assets not attributed to Liberty Media Group, including (i) TCI's Domestic Cable and Communications unit, (ii) TCI's International Cable and Programming unit and (iii) TCI's Technology/Venture Capital unit. Intercompany balances resulting from transactions with such units are reflected as borrowings from or loans to TCI Group. See note 8 to the accompanying combined financial statements.

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

         During the second quarter of 1997, Liberty Media Group repurchased 562,000 shares of Series A Liberty Group Stock in open market transactions at an aggregate cost of $13,256,000. Such shares are reflected as a reduction of combined equity in the accompanying combined financial statements.

         Effective July 31, 1997, TCI merged Kearns-Tribune Corporation into a wholly-owned TCI subsidiary. The merger was valued at approximately $731 million. TCI exchanged 47.2 million shares of Series A TCI Group Stock for shares of Kearns-Tribune Corporation which held 17.9 million shares of TCI Group Stock and 6.7 million shares of Liberty Group Stock. Liberty Media Group purchased from TCI Group the 6.7 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash.

         The TBS/Time Warner Merger was consummated on October 10, 1996 whereupon Liberty Media Group received approximately 50.6 million shares of TW Exchange Stock in exchange for its TBS holdings. On June 24, 1997 Liberty Media Group granted Time Warner a five year option to acquire the business of Southern (the "Southern Option") through a purchase of assets. Liberty Media Group received 6.4 million shares of TW Exchange Stock in consideration for the grant. See note 5 to the accompanying combined financial statements.

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

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         Encore's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink's wholesale C-band satellite business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group as well as cash provided by operating activities of Netlink's wholesale C-band satellite business. However, Netlink's wholesale C-band satellite business, faces significant competition from other C-band distributors as well as direct broadcast satellite ("DBS") services, which were launched in 1994. Liberty Media Group believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1996, the C-Band industry decreased 4% to 2.3 million subscribers. A significant deterioration of the C-Band market could have a material effect on Netlink's wholesale C-band satellite business and consequently, Liberty Media Group's cash provided by operating activities. While the decrease in the C-Band industry, as well as the exercise of the Southern Option, could have an adverse effect on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and available cash balances should provide adequate cash to meet its obligations.

         As of June 30, 1997, Liberty Media Group holds approximately 57 million shares of TW Exchange Stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid.

         On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty Media Group, which holds non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for $345 million in a new series of 30 year nonconvertible 9% preferred stock of FKW.

         During July 1997, Liberty Media Group, TCI, John J. Sie and JJS, entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to Encore Media Group. Upon completion of the transaction, Liberty Media Group owns 80% of Encore Media Group and TCI Group owns 20%. JJS exchanged its interest in Encore for Liberty Group Stock. Liberty Media Group acquired its 80% ownership interest in Encore Media Group in exchange for the contribution of its interests in QE+ and Encore, the issuance of a $307 million note payable due on or before December 29, 1997 to TCI Group, the cancellation and forgiveness of amounts due for Content Fees and the termination of an option to increase its ownership interest in QE+. TCI Group acquired the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for TCI Group's ownership interest in QE+ and certain special capital contributions made by TCI Group to QE+. In addition, TCI Group has entered into a 25 year affiliation agreement with Encore Media Group pursuant to which TCI Group will pay monthly fixed amounts to Encore Media Group in exchange for unlimited access to substantially all of the existing Encore and STARZ! movies services. Upon formation of Encore Media Group, the operations of STARZ! are included in the combined financial results of Liberty Media Group.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         Encore Media Group obtained a new $625 million senior, secured facility (the "Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. Encore Media Group will borrow $400 million by December 29, 1997 and distribute it to Liberty Media Group and TCI Group in proportion to their ownership interests in Encore Media Group. The credit agreement for the Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. The Senior Facility serves to replace the Encore bank credit facility which was terminated.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $325 million. No borrowings were outstanding at June 30, 1997.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 1997, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $315 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         The FCC has initiated a number of rulemakings to implement various provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other things, the 1996 Telecom Act requires the FCC to establish rules and implementation schedules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On August 7, 1997, the FCC adopted new rules which will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, Liberty Media Group's programming interests are expected to incur significant additional costs for closed captioning.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         Revisions in the FCC's leased access rules also may affect Liberty Media Group's programming interests. Section 612 of the Communications Act of 1934, as amended, requires a cable operator, depending upon the number of activated channels in its cable system, to set aside up to 15 percent of activated channels for leased access. On February 4, 1997 the FCC released revised rules for calculating the maximum rate for leased commercial access to tiered channels, which became effective April 11, 1997. The newly-adopted formula yields a lower maximum rate than the current rate such that the use of leased access may be expected to increase, thereby further restricting the channel capacity available for carriage of Liberty Media Group's programming services.

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

         Several recent copyright developments could have a significant impact upon Southern and/or Netlink's wholesale C-band satellite business. On August 1, 1997, the United States Copyright Office released a "Review of the Copyright Licensing Regimes Covering Retransmission of Broadcast Signals" in response to a request from the Chairman of the United States Senate Committee on the Judiciary. The United States Copyright Office recommended a number of significant changes in the laws regulating the copyright licensing of broadcast retransmissions which, if adopted, would have a significant impact upon Southern and Netlink's wholesale C-band satellite business. A proceeding also is pending before the Copyright Arbitration Royalty Panel under the United States Copyright Office to determine the copyright fees to be paid by satellite carriers under the Satellite Home Viewer Act. If the Copyright Arbitration Royalty Panel adopted the proposals of copyright owners, the copyright fees paid by Southern and Netlink for the retransmission of broadcast signals to home satellite dish owners would increase significantly. The resulting increases in retail prices may cause a decrease in the number of subscribers to Southern and Netlink wholesale C-band satellite services.


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

                                                                      Three months ended June 30,
                                                                -------------------------------------
                                                                1997                             1996
                                                                ------------------  -----------------
                                                                    dollar amounts in thousands

Entertainment and Information
Programming Services

   Revenue                                             100%       $      59,672       100%      $      77,732
   Operating costs and expenses                         76%              45,245        70%             54,136
   Compensation relating to phantom rights               --                  --         9%              6,932
   Depreciation and amortization                         1%                 747         5%              4,007
                                                     -----      ---------------     -----      --------------

        Operating income                                23%       $      13,680        16%      $      12,657
                                                     =====        =============     =====       =============

Electronic Retailing Services

   Revenue                                              N/A             N/A           100%      $     243,988
   Cost of sales                                        N/A             N/A            62%            151,679
   Operating costs and expenses                         N/A             N/A            31%             76,422
   Depreciation and amortization                        N/A             N/A             4%              9,352
                                                                                    -----      --------------

        Operating income                                N/A             N/A             3%      $       6,535
                                                                                    =====       =============

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material changes in results of operations (continued):

                                                               Six months ended June 30,
                                                        -------------------------------------
                                                        1997                             1996
                                                        ---------------     -----------------
                                                             dollar amounts in thousands

Entertainment and Information
Programming Services

   Revenue                                             100%    $ 119,031       100%     $ 242,748
   Operating costs and expenses                         66%       78,295        79%       191,350
   Compensation relating to phantom rights               4%        4,576         3%         6,932
   Depreciation and amortization                         1%        1,498         5%        13,265
                                                     -----     ---------     -----      ---------

        Operating income                                29%    $  34,662        13%     $  31,201
                                                     =====     =========     =====      =========

Electronic Retailing Services

   Revenue                                              N/A      N/A           100%     $ 499,601
   Cost of sales                                        N/A      N/A            63%       316,491
   Operating costs and expenses                         N/A      N/A            31%       154,040
   Depreciation and amortization                        N/A      N/A             4%        18,610
                                                                             -----      ---------

        Operating income                                N/A      N/A             2%     $  10,460
                                                                             =====      =========


Entertainment and Information Programming Services

         As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations no longer consolidate with the financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses no longer consolidate with the financial results of Liberty Media Group. See note 4 to the accompanying combined financial statements. In addition, effective January 1, 1997, the operations for TV Network Corporation ("Intro") were discontinued and therefore, revenue from such operations was not realized in 1997. Consequently, revenue from Entertainment and Information Programming Services decreased 23% or $18 million and 51% or $124 million for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Included in such decreases are increases in revenue from Encore of approximately $11 million and $25 million for the three months and six months ended June 30, 1997, respectively. Encore's thematic multiplex services increased the number of multiplex units from 8.9 million for the quarter ended June 30, 1996 to approximately 11.9 million units for the quarter ended June 30, 1997 accounting for $4 million and $10 million of Encore's increase in revenue for the three month and six month periods, respectively. Encore and "MOVIEplex" (a cable service which offers theme-by-day movies) units increased from approximately
9.4 million for the quarter ended June 30, 1996 to 20.1 million for the quarter ended June 30, 1997 resulting in an increase in revenue for Encore of approximately $4 million and $10 million for the three months and six months ended June 30, 1997 compared to the respective periods in 1996. The remaining increase in revenue from Encore was due to increased management fees from affiliates.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material changes in results of operations (continued):

         Operating costs and expenses from Entertainment and Information Programming Services decreased 16% or $9 million and 59% or $113 million for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Because the operations of the regional sports programming businesses, the operations of Netlink's retail business and the operations of Intro were no longer included in Liberty Media Group's combined financial results during 1997, these businesses were primarily responsible for the decreases in operating costs and expenses in 1997. Operating expenses, excluding compensation relating to phantom rights, for Encore increased approximately $19 million and $31 million during the three months and six months ended June 30, 1997, respectively. Programming costs increased approximately $2 million and $6 million for Encore and the thematic multiplex services due to more recent programming being purchased. Encore incurred approximately $2 million for costs associated with transitioning to digital technology during the six months ended June 30, 1997. Increased marketing support resulting from higher subscribers and revenue accounted for $6 million and $10 million of the increases in operating expenses. Increased national advertising was responsible for approximately $10 million and $11 million of the increase. The remainder of the increases in Encore's operating expenses, excluding compensation relating to phantom rights was due to additional personnel and related costs supporting the overall growth of the company.

Corporate Expenses

         Corporate expenses are not reflected in the preceding table. During 1997, corporate expense, excluding the impact of the stock appreciation rights, remained relatively comparable to the same periods of 1996. The amount of expense associated with stock appreciation rights is based on the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Certain TCI Group corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the six months ended June 30, 1997 and 1996, Liberty Media Group was allocated $526,000 and $1,193,000, respectively, in corporate general and administrative costs by TCI Group.

                                                                    (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


(2)      Material changes in results of operations (continued):

Other Income and Expense

         Liberty Media Group's share of earnings from affiliates was $13 million and $6 million for the three months and six months ended June 30, 1997, compared to $13 million and $4 million for the corresponding periods of 1996. Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased from $3 million and $9 million during the three and six months ended June 30, 1996 to less than $1 million for each of the same periods of 1997. Discovery's revenue increased 41% during the first six months of 1997 compared to the same period in 1996. However, earnings before interest, taxes, depreciation and amortization for Discovery decreased by 14%, principally because of costs associated with launching new services (primarily Animal Planet), continuing investments in international services and the acquisition of The Nature Company. This decrease in share of earnings was partially offset by an increase in share of earnings of Superstar/Netlink in 1997 of $2 million and $5 million with no corresponding amounts in 1996. Additionally, Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $1 million and $3 million during the three months and six months ended June 30, 1997 compared to the same periods of 1996. QVC's revenue increased by 11% during the first six months of 1997, resulting in a corresponding 11% increase in earnings before interest, taxes, depreciation and amortization over the first six months of 1996.

         Dividend and interest income was $8 million and $19 million for the three months and six months ended June 30, 1997, compared to $2 million and $4 million for the same periods in 1996. Dividend income increased $3 million and $7 million during the quarter and six months ended June 30, 1997, compared to the corresponding periods of 1996, principally due to the dividends received on the TW Exchange Stock acquired in October 1996. Additionally, interest income on excess cash balances has increased $3 million and $8 million during the first quarter and six months of 1997, compared to 1996.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 2.  Change in Securities.

         On June 10, 1997 (the "IP Phase I Closing Date"), the Company issued 139,513 shares of the Company's Series B TCI Group Common Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of the Company is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997, pursuant to which the Company acquired on the IP Phase I Closing Date (a) a 1.103% limited partnership interest in InterMedia Partners, a California limited partnership, (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $5,848,024.

         Effective June 16, 1997, the Company issued 30,545,864 shares of Series A TCI Group Stock to the estate of the former Chairman of the Board of the Company in exchange for the same number of shares of Series B TCI Group Stock. Such shares were valued at $505 million at the time of issuance.

         Each of the above described issuances of equity securities was made pursuant to the private placement exemption from the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TELE-COMMUNICATIONS, INC.




Date: August 13, 1997          By:   /s/ Leo J. Hindery, Jr.
                                    ------------------------
                                         Leo J. Hindery, Jr.
                                          President and Chief
                                           Operating Officer




Date: August 13, 1997          By:   /s/ Stephen M. Brett
                                    ---------------------
                                         Stephen M. Brett
                                          Executive Vice President




Date: August 13, 1997          By:   /s/ Bernard W. Schotters
                                    -------------------------
                                         Bernard W. Schotters
                                          Senior Vice President of
                                           TCI Communications, Inc.
                                           (Principal Financial Officer)



Date: August 13, 1997          By:   /s/ Gary K. Bracken
                                    --------------------
                                         Gary K. Bracken
                                          Senior Vice President of
                                           TCI Communications, Inc.
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27)        Tele-Communications, Inc. Financial Data Schedule