Form 10-Q
period 1997-09-30
TELE COMMUNICATIONS INC /CO/
filed 1997-11-14
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-20421


                            TELE-COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          State of Delaware                             84-1260157
   -------------------------------         -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


            5619 DTC Parkway
           Englewood, Colorado                             80111
   ---------------------------------------               ---------
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



         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries) as of October 31, 1997, was:

 Tele-Communications, Inc. Series A TCI Group common stock - 468,643,708 shares, Tele-Communications, Inc. Series B TCI Group common stock - 38,544,680 shares, Tele-Communications, Inc. Series A Liberty Media Group common stock - 208,812,811 shares,
 Tele-Communications, Inc. Series B Liberty Media Group common stock - 21,120,749 shares,
 Tele-Communications, Inc. Series A TCI Ventures Group common stock - 188,661,300 shares,
                                       and
 Tele-Communications, Inc. Series B TCI Ventures Group common stock -
 16,266,400 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         September 30,      December 31,
                                                                             1997              1996
                                                                         ------------       ------------
Assets                                                                           amounts in millions
------
Cash and cash equivalents                                                $        555                444

Trade and other receivables, net                                                  473                448

Prepaid expenses                                                                   64                 81

Prepaid program rights                                                            109                 61

Committed film inventory                                                          121                136

Investments in affiliates, accounted for under the equity method,
    and related receivables (note 5)                                            3,042              3,012

Investment in Time Warner, Inc. ("Time Warner") (note 6)                        2,346              2,027

Property and equipment, at cost:
    Land                                                                           85                 77
    Distribution systems                                                       10,976             10,039
    Support equipment and buildings                                             1,518              1,541
                                                                         ------------       ------------
                                                                               12,579             11,657
    Less accumulated depreciation                                               4,678              4,129
                                                                         ------------       ------------
                                                                                7,901              7,528
                                                                         ------------       ------------

Franchise costs                                                                18,566             17,875
    Less accumulated amortization                                               2,731              2,439
                                                                         ------------       ------------
                                                                               15,835             15,436
                                                                         ------------       ------------
Other assets, net of amortization                                               1,645              1,121
                                                                         ------------       ------------

                                                                              $32,091             30,294
                                                                         ============       ============




                                                                                                       (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                           September 30,      December 31,
                                                                               1997               1996
                                                                           -------------      ------------
Liabilities and Stockholders' Equity                                               amounts in millions
------------------------------------
Accounts payable                                                         $            128                 266
Accrued interest                                                                      169                 274
Other accrued expenses                                                              1,420               1,159
Deferred option premium (note 6)                                                      306                  --
Debt (note 8)                                                                      15,153              14,926
Deferred income taxes                                                               6,102               6,012
Other liabilities                                                                     531                 253
                                                                       ------------------     ---------------

    Total liabilities                                                              23,809              22,890
                                                                       ------------------     ---------------

Minority interests in equity of consolidated subsidiaries                           1,467               1,493


Redeemable preferred stocks                                                           655                 658

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc.
    ("TCIC")(note 9)                                                                1,500               1,000


Stockholders' equity (note 10):
    Series Preferred Stock, $.01 par value                                             --                  --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
       Stock, $.01 par value                                                           --                  --

    Tele-Communications, Inc. Series A TCI Group common stock, $1 par value. Authorized 1,750,000,000 shares; issued
       605,422,364 shares in 1997 and 696,325,478 shares in 1996                      605                 696


    Tele-Communications, Inc. Series B TCI Group common stock, $1 par value. Authorized 150,000,000 shares; issued 78,203,044
       shares in 1997 and 84,647,065 shares in 1996                                   78                  85


    Tele-Communications, Inc. Series A Liberty Media Group common stock, $1 par value.  Authorized 750,000,000 shares; issued
       230,675,781 shares in 1997 and 227,844,437 shares in 1996                     231                 228


    Tele-Communications, Inc. Series B Liberty Media Group common stock, $1 par value.  Authorized 75,000,000 shares; issued
       23,453,590 shares in 1997 and 21,189,369 shares in 1996                        23                  21


    Tele-Communications, Inc. Series A TCI Ventures Group common stock, $1 par value. Authorized 750,000,000 shares; issued
       188,661,300 shares in 1997                                                    189                  --

    Tele-Communications, Inc. Series B TCI Ventures Group common stock, $1 par value. Authorized 75,000,000 shares; issued
       16,266,400 shares in 1997                                                       16                  --

    Additional paid-in capital                                                      5,360               3,672
    Cumulative foreign currency translation adjustment, net of taxes                   --                  26

    Unrealized holding gains for available-for-sale securities, net
       of taxes                                                                        27                  15
    Accumulated deficit                                                              (410)               (176)
                                                                       ------------------     ---------------
                                                                                    6,119               4,567
    Treasury stock and common stock held by subsidiaries, at cost
       (note 10)                                                                   (1,459)               (314)
                                                                       ------------------     ---------------

          Total stockholders' equity                                                4,660               4,253
                                                                       ------------------     ---------------
Commitments and contingencies (note 12)
                                                                         $         32,091              30,294
                                                                       ==================     ===============

See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                       Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                                     ---------------------            -------------------
                                                                      1997           1996              1997         1996
                                                                     ------         ------            ------       ------
                                                                                   amounts in millions,
                                                                                  except per share amounts
Revenue:
   Communications and programming services                      $      1,934           1,824           5,648           5,133
   Net sales from electronic retailing services                           --             234              --             734
                                                                ------------    ------------    ------------   -------------
                                                                       1,934           2,058           5,648           5,867
                                                                ------------    ------------    ------------   -------------

Operating costs and expenses:
   Operating                                                             722             746           2,154           2,115
   Cost of sales from electronic retailing services                       --             137              --             454
   Selling, general and administrative                                   434             572           1,262           1,603
   Stock compensation                                                    160             (11)            231             (16)
   Depreciation and amortization                                         396             394           1,177           1,150
                                                                ------------    ------------    ------------   -------------
                                                                       1,712           1,838           4,824           5,306
                                                                ------------    ------------    ------------   -------------

         Operating income                                                222             220             824             561

Other income (expense):
   Interest expense                                                     (300)           (277)           (883)           (803)
   Interest and dividend income                                           25              18              64              42
   Share of losses of affiliates, net (note 5)                          (253)            (97)           (591)           (308)
   Loss on early extinguishment of debt (note 8)                          --              (7)            (11)            (73)
   Minority interests in earnings of
      consolidated subsidiaries, net (note 9)                            (35)            (28)           (129)            (32)
   Gain on sale of stock by subsidiary and equity investee
      (notes 5 and 7)                                                     60              12              81              12
   Gain (loss) on disposition of assets (notes 5 and 7)                  338             (15)            400              (5)
   Other, net                                                             (1)              2              (7)             (3)
                                                                ------------    ------------    ------------   -------------
                                                                        (166)           (392)         (1,076)         (1,170)
                                                                ------------    ------------    ------------   -------------

      Earnings (loss) before income taxes                                 56            (172)           (252)           (609)

Income tax benefit (expense)                                             (78)             34              18             163
                                                                ------------    ------------    ------------   -------------

      Net loss                                                           (22)           (138)           (234)           (446)

Dividend requirements on preferred stocks                                (10)             (9)            (31)            (27)
                                                                ------------    ------------    ------------   -------------

      Net loss attributable to common stockholders              $        (32)           (147)           (265)           (473)
                                                                ============    ============    ============   =============

Net earnings (loss) attributable to common stockholders:
      TCI Group Series A and Series B common stock              $       (217)           (164)           (472)           (509)
      Liberty Media Group Series A and Series B common
         stock                                                           162              17             184              36
      TCI Ventures Group Series A and Series B common
         stock                                                            23              --              23              --
                                                                ------------    ------------    ------------   -------------

                                                                $        (32)           (147)           (265)           (473)
                                                                ============    ============    ============   =============
Net earnings (loss) attributable to common stockholders per
  common share (note 2):
      TCI Group Series A and Series B common stock              $       (.33)           (.25)           (.70)           (.77)
                                                                ============    ============    ============   =============

       Liberty Media Group Series A and Series B common stock   $        .66             .10             .74             .22
                                                                ============    ============    ============   =============

        TCI Ventures Group Series A and Series B common stock   $        .11              --             .11              --
                                                                ============    ============    ============   =============

See accompanying notes to consolidated financial statements.

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1997
                                   (unaudited)

                                                     Class B                       Common Stock
                                                              --------------------------------------------------------
                                                    Preferred    TCI Group     Liberty Media Group TCI Ventures Group
                                                              ---------------- ------------------- ------------------
                                                      Stock  Series A Series B Series A  Series B  Series A  Series B
                                                  ---------- -------- -------- --------  --------  --------- --------
                                                                                                        amounts in millions

Balance at January 1, 1997                        $   --      696        85       228       21       --       --

    Net loss                                          --       --        --        --       --       --       --
    Issuance of TCI Ventures Group common stock
      in exchange for TCI Group common stock
      (note 1)                                        --     (189)      (16)       --       --      189       16
    Costs associated with TCI Ventures Exchange
      (note 1)                                        --       --        --        --       --       --       --
    Exchange of common stock with an
      officer/director (note 11)                      --       --         7        --        2       --       --
    Issuance of common stock for acquisitions
      and investment (notes 7 and 11)                 --       63         2         2       --       --       --
    Issuance of Series A TCI Group common stock
      in exchange for Series B TCI Group common
      stock (note 10)                                 --       31        --        --       --       --       --
    Repurchase of common stock                        --       --        --        --       --       --       --
    Issuance of common stock by equity investee
      (note 5)                                        --       --        --        --       --       --       --
    Issuance of common stock upon exercise of
      stock options                                   --       --        --        --       --       --       --
    Issuance of restricted stock granted
      pursuant to stock incentive plan                --        1        --        --       --       --       --
    Issuance of common stock upon conversion of
      notes and preferred stock                       --        3        --         1       --       --       --
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                             --       --        --        --       --       --       --
    Recognition of fees related to Exchange
      (note 10)                                       --       --        --        --       --       --       --
    Accreted dividends on all classes of
      preferred stock                                 --       --        --        --       --       --       --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                         --       --        --        --       --       --       --
    Payment of preferred stock dividends              --       --        --        --       --       --       --
    Foreign currency translation adjustment           --       --        --        --       --       --       --
    Change in unrealized holding gains for
      available-for-sale securities                   --       --        --        --       --       --       --
                                                  ------   ------    ------    ------   ------   ------   ------

Balance at September 30, 1997                     $   --      605        78       231       23      189       16
                                                  ======   ======    ======    ======   ======   ======   ======


                                                                                 Unrealized                 Treasury
                                                                  Cumulative      holding                  stock and
                                                                   foreign       gains for                  common
                                                                   currency      available-                  stock
                                                     Additional   translation    for-sale                   held by       Total
                                                      paid-in     adjustment,   securities,  Accumulated subsidiaries, stockholders'
                                                      capital    net of taxes  net of taxes    deficit     at cost        equity
                                                     ----------  ------------- ------------- ----------- ------------- -----------

Balance at January 1, 1997                            3,672            26            15         (176)         (314)       4,253

    Net loss                                             --            --            --         (234)           --         (234)
    Issuance of TCI Ventures Group common stock
      in exchange for TCI Group common stock
      (note 1)                                           --            --            --           --            --           --
    Costs associated with TCI Ventures Exchange
      (note 1)                                           (5)           --            --           --            --           (5)
    Exchange of common stock with an
      officer/director (note 11)                        161            --            --           --          (170)          --
    Issuance of common stock for acquisitions
      and investment (notes 7 and 11)                   982            --            --           --          (445)         604
    Issuance of Series A TCI Group common stock
      in exchange for Series B TCI Group common
      stock (note 10)                                   481            --            --           --          (512)          --
    Repurchase of common stock                           --            --            --           --           (18)         (18)
    Issuance of common stock by equity investee
      (note 5)                                           99            --            --           --            --           99
    Issuance of common stock upon exercise of
      stock options                                       4            --            --           --            --            4
    Issuance of restricted stock granted
      pursuant to stock incentive plan                    3            --            --           --            --            4
    Issuance of common stock upon conversion of
      notes and preferred stock                          --            --            --           --            --            4
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                                 8            --            --           --            --            8
    Recognition of fees related to Exchange
      (note 10)                                         (11)           --            --           --            --          (11)
    Accreted dividends on all classes of
      preferred stock                                   (31)           --            --           --            --          (31)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                             7            --            --           --            --            7
    Payment of preferred stock dividends                (10)           --            --           --            --          (10)
    Foreign currency translation adjustment              --           (26)           --           --            --          (26)
    Change in unrealized holding gains for
      available-for-sale securities                      --            --            12           --            --           12
                                                   --------      --------      --------     --------      --------     --------

Balance at September 30, 1997                         5,360            --            27         (410)       (1,459)       4,660
                                                   ========      ========      ========     ========      ========     ========

See accompanying notes to consolidated financial statements
                                       I-4

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                        ---------------------
                                                                                          1997           1996
                                                                                        --------      -------
                                                                                         amounts in millions
                                                                                            (see note 4)
Cash flows from operating activities:

   Net loss                                                                           $    (234)          (446)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                     1,177          1,150
        Stock compensation                                                                  231            (16)
        Payments of obligation relating to stock appreciation rights                        (26)            (3)
        Share of losses of affiliates, net                                                  591            308
        Loss on early extinguishment of debt                                                 11             73
        Minority interests in earnings of consolidated subsidiaries, net                    129             32
        Gain on sale of stock by subsidiary and equity investee                             (81)           (12)
        Loss (gain) on disposition of assets                                               (400)             5
        Deferred income tax benefit                                                        (125)          (178)
        Payments of restructuring charges                                                   (21)            --
        Other noncash charges (credits)                                                      13             (2)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                          (10)           (20)
             Change in inventories                                                           --             11
             Change in prepaids                                                             (79)           (32)
             Change in accrued interest                                                    (112)           (64)
             Change in other accruals and payables                                          150             35
                                                                                    -----------    -----------

                Net cash provided by operating activities                                 1,214            841
                                                                                    -----------    -----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                              (331)          (131)
   Capital expended for property and equipment                                             (419)        (1,526)
   Additional investments in and loans to affiliates                                       (392)          (677)
   Repayments of loans to affiliates                                                         87            300
   Proceeds from disposition of assets                                                      352            255
   Cash received in exchanges                                                                20             69
   Other investing activities                                                               (13)          (116)
                                                                                    -----------    -----------

               Net cash used in investing activities                                       (696)        (1,826)
                                                                                    -----------    -----------

Cash flows from financing activities:
   Borrowings of debt                                                                     3,311          7,449
   Repayments of debt                                                                    (4,125)        (7,476)
   Prepayment penalties                                                                      (7)           (60)
   Costs associated with TCI Ventures Exchange                                               (5)            --
   Proceeds from issuance of common stock                                                     4             --
   Proceeds from issuance of Trust Preferred Securities                                     490            971
   Proceeds from issuance of subsidiary common stock and preferred stock                    148            223
   Contributions by minority shareholders of subsidiaries                                     4            315
   Repurchase of Liberty Media Group common stock                                           (18)            --
   Repurchase of subsidiary common stock                                                    (42)            --
   Payment of preferred stock dividends                                                     (37)           (34)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                           (130)           (56)
                                                                                    -----------    -----------

               Net cash provided (used) by financing activities                            (407)         1,332
                                                                                    -----------    -----------

               Net increase in cash and cash equivalents                                    111            347

               Cash and cash equivalents at beginning of period                             444            118
                                                                                    -----------    -----------

               Cash and cash equivalents at end of period                             $     555            465
                                                                                      =========    ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In August 1995, TCI issued Tele-Communications, Inc. Series A and Series B Liberty Media Group common stock ("Liberty Group Stock") which reflects the separate performance of TCI's assets which produces and distributes programming services ("Liberty Media Group").

         Effective January 13, 1997, the Company issued a stock dividend to holders of the Liberty Group Stock consisting of one share of Series A Liberty Group Stock for every two shares of Series A Liberty Group Stock owned and one share of Series A Liberty Group Stock for every two shares of Series B Liberty Group Stock owned (the "Liberty Group Stock Dividend"). The Liberty Group Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the Liberty Group Stock Dividend.

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A Ventures Group common stock (the "Series A TCI Ventures Group Stock") and Tele-Communications, Inc. Series B TCI Ventures Group common stock (the "Series B TCI Ventures Group Stock," and together with Series A TCI Ventures Group Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock reflects the separate performance of TCI Ventures Group. On August 28, 1997, TCI Ventures Group consisted principally of the following assets and their related liabilities, which prior to the issuance of the TCI Ventures Group Stock were attributed to TCI Group:
         (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to Liberty Media Group), (ii) TCI's principal interests in the telephony business consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services; TCI's 30% equity interest (representing a 37% voting interest) in Teleport Communications Group Inc. ("TCG"); and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI, (iii) TCI's 40% equity interest (representing a 85% voting interest) in United Video Satellite Group, Inc. ("UVSG"), (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), and (v) other assets, including TCI's National Digital Television Center, Inc. ("NDTC"), ETC w/tci, Inc., an 80% owned subsidiary of TCI and TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C., wholly-owned subsidiaries of TCI. Such subsidiaries and assets are referred to as "TCI Ventures Group". The stocks of TINTA, TCG, UVSG and @Home are traded on the National Market tier of The Nasdaq Stock Market.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         Prior to stockholder approval to issue the TCI Ventures Group Stock, TCI commenced offers (the "Exchange Offers") to exchange shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock for shares of Tele-Communications, Inc. Series A and Series B TCI Group common stock ("TCI Group Stock"), respectively, (representing approximately 30% of the outstanding shares of each such series on June 30, 1997, excluding shares held by majority-owned subsidiaries of the Company) in the ratio of one share of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of Series A TCI Group Stock and 16,266,400 shares of Series B TCI Group Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively, (the "TCI Ventures Exchange").

         As of September 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group, Liberty Media Group or TCI Ventures Group for purposes of preparing their combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock or TCI Ventures Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the rights of creditors of TCI.

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

                                                                  (continued)
                                      I-7

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements



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

         TCI Group Series A and Series B Common Stock

         The loss attributable to TCI Group Stock stockholders per common share was computed by dividing net loss attributable to TCI Group Stock stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (655.6 million and 669.1 million for the three months ended September 30, 1997 and 1996, respectively; and 670.0 million and 665.0 million for the nine months ended September 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Liberty Media Group Series A and Series B Common Stock

         Earnings attributable to Liberty Group Stock stockholders per common share was computed by dividing net earnings attributable to Liberty Group Stock stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period (245.6 million and 250.9 million for the three months ended September 30, 1997 and 1996, respectively; and 248.0 million and 249.3 million for the nine months ended September 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

         TCI Ventures Group Series A and Series B Common Stock

         The loss attributable to TCI Ventures Group Stock stockholders per common share for the period from the TCI Ventures Exchange to September 30, 1997 was computed by dividing net loss attributable to TCI Ventures Group Stock stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (204.9 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


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

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $995 million and $867 million for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $49 million for the nine months ended September 30, 1997 and was not material for the nine months ended September 30, 1996.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                           -------------------
                                                                                           1997           1996
                                                                                           ------       ------
                                                                                           amounts in millions
                   Cash paid for acquisitions:
                      Fair value of assets acquired                                  $   (1,841)        (4,730)
                      Liabilities assumed, net of current assets                            720          2,095
                      Deferred tax liability recorded in acquisitions                       187          1,310
                      Minority interests in equity of acquired entities                      64            733
                      Common stock and preferred stock issued in acquisitions               984            461
                      TCI common stock and preferred stock held by acquired
                         company                                                           (445)            --
                                                                                    -----------    -----------

                           Cash paid for acquisitions                                $     (331)          (131)
                                                                                     ==========    ===========

                   Cash received in exchanges:
                      Aggregate cost basis of assets acquired                        $     (390)          (569)
                      Historical cost of assets exchanged                                   399            617
                      Gain recorded on exchange of assets                                    11             21
                                                                                    -----------    -----------

                           Cash received in exchanges                                $       20             69
                                                                                     ==========    ===========


                                                                     (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the more significant investments at September 30, 1997.

                                                                                September 30, 1997
                                                                         --------------------------------
                                                                         Percentage              Carrying
                                                                          Ownership                Value
                                                                         -----------           ----------
                                                                                          amounts in millions

          Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
              and PhillieCo, L.P.                                         30% - 35%         $       674
         Teleport Communications Group, Inc. ("TCG")                            30%                 256
         Home Shopping Network, Inc. ("HSN")                                  19.9%                 118
         BDTV INC., BDTV II INC. and BDTV III INC.                              99%                 228
         Flextech p.l.c. ("Flextech")                                         36.8%                 276
         Telewest Communications plc ("Telewest")                               27%                 352
         Various foreign equity investments (other than Telewest
              and Flextech)                                                  various                296
         Discovery Communications, Inc.                                         49%                 100
         QVC, Inc.                                                              43%                 122


         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                           Nine months ended
                    Combined Operations                                      September 30,
                    -------------------                                  --------------------
                                                                          1997          1996
                                                                         ------         ------
                                                                          amounts in millions
                        Revenue                                        $     5,400        4,047
                        Operating expenses                                  (5,237)      (3,608)
                        Depreciation and amortization                       (1,018)        (502)
                                                                       -----------    ---------
                          Operating loss                                      (855)         (63)

                        Interest expense                                      (596)        (337)
                        Other, net                                            (327)        (220)
                                                                       ------------   ---------

                          Net loss                                     $    (1,778)        (620)
                                                                       ===========    =========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements



         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint"(R) brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the nine months ended September 30, 1997 and 1996, the PCS Ventures contributed $304 million and $112 million, respectively, to the Company's share of affiliate losses. Such 1996 amount includes $34 million related to prior periods.

         From inception through September 1997, the four partners have contributed approximately $3.7 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $1.1 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and to fund operating losses and the commitments made to American PCS, L.P. ("APC") and Cox California PCS, L.P. will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $0.5 billion of such amount (of which the Company's share is approximately $0.2 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         During the nine months ended September 30, 1997, TCG, a competitive local exchange carrier, issued 4,857,083 shares of Class A common stock at an average price per share of $19.25 for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93,000,000. As a result of TCG issuing additional shares, the Company's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, the Company recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million) representing the difference between the carrying amount of the Company's investment in TCG and the Company's proportionate share of TCG's net assets. During the nine months ended September 30, 1997 and 1996, TCG contributed $43 million and $32 million, respectively, to the Company's share of affiliate losses.

         In January 1997, the Company's voting interest in Flextech, a company engaged in the distribution and production of programming for multichannel video distribution systems in the United Kingdom ("UK"), was reduced to approximately 50% and the Company ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of the Company's economic ownership interest in Flextech from 46.2% to 36.8%. The Company continues to maintain a voting interest in Flextech of approximately 50%. As a result of such dilution, the Company recorded a $152 million increase to the carrying value of the Company's investment in Flextech, a $53 million increase to deferred income tax liability and a $99 million increase to equity. No gain was recognized in the statement of operations due primarily to certain contingent obligations of the Company with respect to one of the BBC Joint Ventures.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest contributed $111 million and $99 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1997 and 1996, respectively. In addition to the Company's investments in Telewest and Flextech, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments accounted for $75 million and $55 million of the Company's share of its affiliates' losses in 1997 and 1996, respectively.

         During the nine months ended September 30, 1997, TSX Corporation ("TSX"), an equity affiliate of the Company, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with such transaction, the Company recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received ($52 million) and the carrying value of the Company's investment in TSX at the date of the transaction ($23 million). Upon completion of this transaction, the Company's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. The Company accounts for its investment in Antec using the cost method.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner Merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty granted Time Warner a five year option to acquire the business of Southern through a purchase of assets. Liberty received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner announced its intention to exercise the option. Pursuant to the option, the consideration for the purchase of the business of Southern will be approximately $213 million, payable in a form which is mutually acceptable of cash or Time Warner common stock together with the assumption of certain liabilities. The transaction is expected to close on December 31, 1997. At September 30, 1997, the Company's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $3 billion based upon the market value of the marketable common stock into which it is convertible.

(7)      Acquisitions and Dispositions

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

         On July 11, 1997, @Home completed its initial public offering (the "IPO"), in which 10,350,000 shares of @Home common stock were sold to the public for aggregate cash consideration of approximately $109 million before commissions and fees. As a result of the IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for $345 million in a new series of 30 year non-convertible 9% preferred stock of FKW (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million.

         In June 1997, the Company entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, the Company has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively. Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B common stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc.

(8)      Debt


         Debt is summarized as follows:
                                                                           September 30,       December 31,
                                                                               1997               1996
                                                                           ----------------  --------------
                                                                                  amounts in millions
           Notes payable (a)                                                $     9,407             9,308
           Bank credit facilities (b)                                             4,554             4,813
           Commercial paper                                                         713               638
           Convertible notes (c)                                                     40                43
           Capital lease obligations and other debt                                 439               124
                                                                            -----------     -------------

                                                                            $    15,153            14,926
                                                                            ===========     =============

         (a) During the nine months ended September 30, 1997, the Company purchased in the open market certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, the Company recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

                  During the nine months ended September 30, 1996, the Company purchased in the open market certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the nine months ended September 30, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


                  At September 30, 1997, subsidiaries of the Company had approximately $3 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

         (c) The convertible notes, which are stated net of unamortized discount of $166 million at September 30, 1997 and $178 million at December 31, 1996, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the nine months ended September 30, 1997, certain of these notes were converted into 2,519,116 shares of Series A TCI Group Stock and 958,061 shares of Series A Liberty Group Stock. At September 30, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,177,475 shares of Series A TCI Group Stock, 12,952,093 shares of Series A Liberty Group Stock and 10,387,182 shares of Series A TCI Ventures Group Stock.

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

         As security for borrowings under one of the Company's bank credit facilities, the Company has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of the Company. Also, as security for borrowings under another of the Company's credit facilities, the Company has pledged a portion of its Time Warner common stock with an estimated market value of $1.2 billion.

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1997, the fair value of the Company's debt was $15,503 million, as compared to a carrying value of $15,153 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and
         (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements



         The Company's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                         Fixed Rate Agreements                              Variable Rate Agreements
                         ---------------------                              ------------------------
                Expiration         Interest rate    Notional    Expiration          Interest rate      Notional
                  date              to be paid       amount        date             to be received      amount
                ----------         -------------   ---------   --------------        --------------    ---------
           October 1997              7.1%-9.3%     $   180     September 1998            4.8%-5.4%     $     450
           December 1997                8.7%           230     April 1999                   7.4%              50
                                                   -------
                                                               September 1999               6.4%             350
                                                   $   410     February 2000             5.8%-6.6%           300
                                                   =======
                                                               March 2000                5.8%-6.0%           675
                                                               September 2000               5.1%              75
                                                               March 2027                   9.7%             300
                                                               December 2036                9.7%             200
                                                                                                       ---------
                                                                                                       $   2,400
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

         The fair value of the Interest Rate Swaps is the estimated amount that the Company would pay or receive to terminate the agreements at September 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At September 30, 1997, the Company would be required to pay an estimated $2 million to terminate the Fixed Rate Agreements and an estimated $8 million to terminate the Variable Rate Agreements.

         In addition, on September 11, 1997 the Company entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipts had been made pursuant to such agreement. At September 30, 1997, the Company would be required to pay an estimated $2 million to terminate such agreement.

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $96 million and $47 million during the nine months ended September 30, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements



(10)     Stockholders' Equity

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost


                                                          September 30, 1997                 December 31, 1996
                                                  -------------------------------   ------------------------------
                                                      Number of                         Number of
                                                       shares         Cost basis         shares         Cost basis
                                                  --------------     ------------   --------------     -----------
                                                                     (dollar amounts in millions)
         Treasury stock is summarized as follows:
               Series A TCI Group Stock                7,296,324   $          114               --   $           --
               Series B TCI Group Stock               30,545,864              512               --               --
               Series A Liberty Group Stock            3,035,750               74               --               --

         Common stock held by subsidiaries is summarized as follows:
               Series A TCI Group Stock              125,645,656              450      116,853,196              314
               Series B TCI Group Stock                9,112,500              141               --               --
               Series A Liberty Group Stock            4,436,245              111               --               --
               Series B Liberty Group Stock            2,278,125               57               --               --
                                                                   --------------                    --------------
                                                                   $        1,459                    $          314
                                                                   ==============                    ==============

         In June 1997, the Company exchanged (the "Exchange") 30,545,864 shares of Series A TCI Group Stock ("TCOMA") for the same number of shares of Series B TCI Group Stock owned by the estate (the "Estate") of the former Chairman of the Board of Directors of the Company. Subsequent to the Exchange, the Estate sold (the "Sale") the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned (the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company is to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCOMA or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to the Company's ability to settle quarterly price fluctuations with shares of TCOMA, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity. In connection with the Exchange Offers, the Investment Bankers exchanged 7,461,019 shares of TCOMA for the same number of shares of Series A TCI Ventures Group Stock. At September 30, 1997, the market value of the Options Shares exceeded the Investment Bankers' cost by $113 million.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         Stock Options

         Estimated compensation relating to restricted stock awards, stock appreciation rights ("SARs") and options with tandem SARs awarded by the Company has been recorded through September 30, 1997, but is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other

         At September 30, 1997, there were 114,611,215 shares of Series A TCI Group Stock, 31,584,184 shares of Series A Liberty Group Stock and 18,547,213 shares of Series A TCI Ventures Group Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A TCI Group Stock is reserved for each share of Series B TCI Group Stock, one share of Series A Liberty Group Stock is reserved for each share of Series B Liberty Group Stock and one share of Series A TCI Ventures Group Stock is reserved for each share of Series B TCI Ventures Group Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 416,528,172 shares of Series A TCI Group Stock.

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

         On July 24, 1997, an executive officer who is also a director of the Company acquired from the Company an aggregate of 7,296,324 shares of Series B TCI Group Stock and 2,278,125 shares of Series B Liberty Group Stock, in exchange for a like number of shares of Series A TCI Group Stock and Series A Liberty Group Stock, respectively, held by such executive officer and director.

         On July 24, 1997, the Company repurchased 146,625 shares of Series A Liberty Group Stock from the spouse of an executive officer who is also a director of the Company at an aggregate cost of approximately $4 million.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

         On June 10, 1997 (the "IP Phase I Closing Date"), the Company issued 139,513 shares of the Company's Series B TCI Group Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of the Company is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997, pursuant to which the Company acquired on the IP Phase I Closing Date (a) a 1.103% limited partnership interest in InterMedia Partners, a California limited partnership, (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $5,848,024.

         On August 5, 1997 (the "IP Phase II Closing Date"), the Company issued 2,405,942 shares of the Company's Series B TCI Group Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of the Company is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, pursuant to which the Company acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in InterMedia Capital Management IV, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate amount of $15,450,976.

         In connection with the two Partnership Interest Purchase Agreements, a director of the Company received a consulting fee in the amount of $400,000 in cash and 31,030 shares of Series B TCI Group Stock and the son of a director of the Company received an advisory fee in the amount of 36,364 shares of Series B TCI Group Stock.

(12)     Commitments and Contingencies

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 1997, these agreements require minimum payments aggregating approximately $776 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         During the third quarter of 1997, the Company committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to this arrangement the Company is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $499 million at September 30, 1997. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. Following such merger (the "DMX Merger"), the Company owned 89.6% of the common equity and 98.7% of the voting power of TCI Music. In connection with such merger, the Company assumed a contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. Such obligation may be settled, at the Company's option, with shares of Series A TCI Group Stock or with cash.

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

         Estimates of compensation relating to phantom stock appreciation rights ("PSARs") granted to employees of a subsidiary of TCI have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt. Effective January 1, 1994, these employees have a put right that requires such subsidiary to purchase their respective PSARs. The subsidiary may call the PSARs on or after January 1, 1996.

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

(1)      Material changes in financial condition:

         Upon the September 10, 1997 consummation of the TCI Ventures Exchange, 188,661,300 shares of Series A TCI Group Stock and 16,266,400 shares of Series B TCI Group Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively. The aggregate number of shares of TCI Ventures Group Stock issued in the TCI Ventures Exchange was intended to represent 100% of the common stockholders' equity value of the Company attributable to the TCI Ventures Group. For additional information concerning the TCI Ventures Exchange and the TCI Ventures Group Stock, see note 1 to the accompanying consolidated financial statements.

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

         The TBS/Time Warner Merger was consummated on October 10, 1996 whereupon Liberty Media Group received approximately 50.6 million shares of TW Exchange Stock in exchange for its TBS holdings. On June 24, 1997 Liberty Media Group granted Time Warner a five year option to acquire the business of Southern (the "Southern Option") through a purchase of assets. Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner announced its intention to exercise the Southern Option. Pursuant to the Southern Option, the consideration for the purchase of the business of Southern will be $213 million, payable in a form which is mutually acceptable of cash of Time Warner common stock, together with the assumption of certain liabilities. See note 6 to the accompanying consolidated financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In June 1997, the Company entered into an agreement with Cablevision pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, the Company has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively.
Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

         During the nine months ended September 30, 1997 and 1996, in order to reduce future interest costs, the Company purchased in the open market certain notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such purchases, the Company recognized losses on early extinguishment of debt of $11 million and $62 million, respectively. Such losses related to prepayment penalties and the retirement of deferred loan costs.

         Also, during the nine months ended September 30, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         At September 30, 1997, subsidiaries of the Company had approximately $3 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 8 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and stock compensation) ($2,232 million and $1,695 million for the nine months ended September 30, 1997 and 1996, respectively) to interest expense ($883 million and $803 million for the nine months ended September 30, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 253% and 211% for the nine months ended September 30, 1997 and 1996, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 50% of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,214 million and $841 million for the nine months ended September 30, 1997 and 1996, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by the Company for its investing activities exceeded net cash provided by operating activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $419 million during the nine months ended September 30, 1997, as compared to $1,526 million during the corresponding period in 1996. The Company currently estimates that it will spend between $550 million and $600 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

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

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017. Based on customer levels at September 30, 1997, these agreements require minimum payments aggregating approximately $776 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

         During the third quarter of 1997, the Company committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to this arrangement the Company is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $499 million at September 30, 1997. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         In connection with the DMX Merger, the Company assumed a contingent obligation to repurchase 14,896,648 (6,812,393 of which are owned by subsidiaries of the Company) shares of TCI Music common stock at a price of $8.00 per share. Such obligation may be settled, at the Company's option, with shares of Series A TCI Group Stock or with cash.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 8 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         In addition, on September 11, 1997 the Company entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipts had been made pursuant to such agreement. At September 30, 1997, the Company would be required to pay an estimated $2 million to terminate such agreement.

         At September 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, the Company had $7,536 million (or 50%) of fixed-rate debt and $7,617 million (or 50%) of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company could experience an increase in its interest expense.

         In June 1997, the Company exchanged 30,545,864 shares of TCOMA for the same number of shares of Series B TCI Group Stock owned by the Estate of the former Chairman of the Board of Directors of the Company. Subsequent to the Exchange, the Estate sold the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned, to two investment banking firms for approximately $530 million. Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years from the date of the Sale. During the Option Period, the Company is to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCOMA or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to the Company's ability to settle quarterly price fluctuations with shares of TCOMA, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity. In connection with the Exchange Officers, the Investment Bankers exchanged 7,461,019 shares of TCOMA for the same number of shares of Series A TCI Ventures Group Stock.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         Subsequent to September 30, 1997, pursuant to the above agreement, the Company purchased 4,000,000 shares of TCOMA from one of the Investment Bankers at an aggregate cost of $66 million in cash.

         During the nine months ended September 30, 1997, Liberty Media Group repurchased 611,000 shares of Series A Liberty Group Stock in open market transactions and 146,625 shares of Series A Liberty Group Stock from the spouse of an officer and director of the Company, at an aggregate cost of $18 million. Such shares are reflected as treasury stock in the accompanying consolidated financial statements.

         In September 1997, the Board authorized a stock repurchase program, under which TCI may repurchase from time to time up to five percent of its TCI Group Stock and TCI Ventures Group Stock.

         During the third quarter of 1997, TCI commenced a tender offer (the "Offer") to purchase up to an aggregate of 15 million shares of its Liberty Group Stock at a price of $30 per share through October 3, 1997. Subsequent to September 30, 1997, the Company repurchased 14,443,323 shares of Series A Liberty Group Stock and 54,716 shares of Series B Liberty Group Stock at an aggregate cost of approximately $435 million pursuant to the Offer.


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

         During the nine months ended September 30, 1997, 65% of the Company's revenue from Communications and Programming Services was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

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

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES



(2)      Material changes in results of operations (continued):

         Revenue from communications and programming services increased 6% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from the Company's domestic cable customers accounted for 1% of such increase primarily as a result of a 4% increase in basic revenue and a 7% decrease in premium revenue. The Company experienced a 6% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 10% increase in its average premium rate and a 16% decrease in the number of average premium customers. In addition, the Company's revenue from communications and programming services increased 8% due to acquisitions, decreased 5% due to the Satellite Spin-off and increased 2% due to the Company's domestic programming revenue (from Encore Media Corporation and QE+Ltd.), international cable revenue and other revenue.

         Revenue from communications and programming services increased 10% for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from the Company's domestic cable customers accounted for 3% of such increase primarily as a result of a 8% increase in basic revenue and a 4% decrease in premium revenue. The Company experienced a 10% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 6% increase in its average premium rate and a 10% decrease in the number of average premium customers. In addition, the Company's revenue from communications and programming services increased 12% due to acquisitions, decreased 5% due to the Satellite Spin-off and decreased 2% due to the deconsolidation of the Company's sports programming businesses. Increases in the Company's domestic programming revenue (from Encore Media Corporation and QE+Ltd.), international cable revenue and other revenue accounted for the remaining 2% increase.

         Net Sales From Electronic Retailing Services

         As a result of the HSN Merger in December 1996, HSN is no longer a consolidated subsidiary of the Company. Accordingly, the Company no longer reports revenue or cost of sales related to electronic retailing services. See note 5 to the accompanying consolidated financial statements.

         Operating Costs and Expenses

         Operating expenses decreased 3% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of dispositions, net of acquisitions, such expenses were relatively comparable to the prior period.

         Operating expenses increased 2% for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of dispositions, net of acquisitions, such expenses increased 7% from the prior period. Programming expenses accounted for the majority of such increase. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Selling, general and administrative expenses decreased 24% and 21% for the three months and nine months ended September 30, 1997, as compared to the corresponding periods of 1996. Such decreases are primarily due to dispositions, including Satellite and HSN. Exclusive of the effects of dispositions, net of acquisitions, such expenses were relatively comparable to the prior periods. The Company increased the level of its marketing expenditures during the third quarter of 1997. Depending upon the effectiveness of such increased expenditures, the Company may determine to maintain or increase the level of such expenditures in future periods.

         The change in the Company's depreciation and amortization expense in 1997 is the result of the net effect of increases due to acquisitions and capital expenditures largely offset by a decrease due to the Satellite Spin-off.

         The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other Income and Expenses

         Interest expense aggregated $300 million and $883 million for the three months and nine months ended September 30, 1997, respectively, as compared to $277 million and $803 million for the corresponding periods in 1996. Such increases are due to the net effect of increased debt balances as a result of the Viacom Acquisition in August 1996 partially offset by a lower weighted average interest rate in 1997. See note 8 to the accompanying consolidated financial statements.

         At September 30, 1997, the Company had an effective ownership interest of approximately 27% in Telewest, a company that is currently operating and constructing cable television and telephone systems in the UK. Telewest, which is accounted for under the equity method, had a carrying value at September 30, 1997 of $352 million and comprised $111 million and $99 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1997 and 1996, respectively. In addition to the Company's investments in Telewest and Flextech, the Company has other less significant investments accounted for under the equity method in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, Flextech and such other equity method investments had a carrying value of $572 million at September 30, 1997 and accounted for $75 million and $55 million of the Company's share of its affiliates' losses for the nine months ended September 30, 1997 and 1996, respectively. Additionally, included in share of losses of affiliates for the nine months ended September 30, 1997 and 1996 is $304 million and $112 million, respectively, attributable to the PCS Ventures. Such 1996 amount includes $34 million associated with prior periods. The increase in the share of losses of the PCS Ventures is attributed primarily to general and administrative costs associated with the start-up of operations and Sprint Spectrum's share of losses in APC.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES



(2)      Material changes in results of operations (continued):

         Minority interests in earnings of consolidated subsidiaries aggregated $35 million and $129 million for the three months and nine months ended September 30, 1997, respectively, as compared to $28 million and $32 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of the Company. See note 9 to the accompanying consolidated financial statements.

         During the nine months ended September 30, 1997, as a result of TCG issuing additional shares of its Class A common stock for certain acquisitions, the Company's ownership interest in TCG was reduced from approximately 31% to approximately 30%. Accordingly, the Company recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million). See note 5 to the accompanying consolidated financial statements.

         On July 11, 1997, @Home completed its initial public offering (the "IPO"), in which 10,350,000 shares of @Home common stock were sold to the public for aggregate cash consideration of approximately $109 million before commissions and fees. As a result of the IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

         September 26, 1997, the Company sold its interest in TCID of New Zealand Inc. for cash proceeds of $53 million. The Company recognized a gain on such sale of $58 million.

         During the three months ended September 30, 1997, the Company recognized a $29 million loss in connection with the disposition of certain preferred stock.

         Also, during the nine months ended September 30, 1997, TSX, an equity affiliate of the Company, and Antec entered into a business combination with Antec being the surviving entity. In connection with such transaction, the Company recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received and the carrying value of the Company's investment in TSX at the date of the transaction. Upon completion of this transaction, the Company's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. See note 5 to the accompanying consolidated financial statements.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES




(2)      Material changes in results of operations (continued):

         On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty Media Group, which held IFE Class C Stock and $23 million of IFE Convertible Notes, contributed its Class C Stock and Convertible Notes to FKW in exchange for the FKW Preferred Stock. As a result of the exchange, the Company recognized a pre-tax gain of approximately $304 million. See note 7 to the accompanying consolidated financial statements.

         Net Loss

         As a result of the above-described fluctuations in the Company's operating results, the Company's net loss (before preferred stock dividend requirements) of $22 million for the three months ended September 30, 1997 decreased by $116 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $138 million for the three months ended September 30, 1996, and the Company's net loss (before preferred stock dividend requirements) of $234 million for the nine months ended September 30, 1997 decreased by $212 million, as compared to the Company's net loss (before preferred stock dividend requirements) of $446 million for the nine months ended September 30, 1996.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)


                                                                           September 30,        December 31,
                                                                               1997                 1996*
                                                                           ---------------  ----------------
Assets                                                                            amounts in millions
------
Cash and cash equivalents                                                  $          1                   --

Trade and other receivables, net                                                    347                  308

Prepaid expenses                                                                     60                   77

Committed film inventory                                                             --                   50

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 5)                                                 611                  388

Property and equipment, at cost:
   Land                                                                              77                   69
   Distribution systems                                                           9,925                9,311
   Support equipment and buildings                                                1,347                1,321
                                                                           ------------          -----------
                                                                                 11,349               10,701
   Less accumulated depreciation                                                  4,367                3,920
                                                                           ------------          -----------
                                                                                  6,982                6,781
                                                                           ------------          -----------

Franchise costs                                                                  17,812               17,153
   Less accumulated amortization                                                  2,627                2,360
                                                                           ------------          -----------
                                                                                 15,185               14,793
                                                                           ------------          -----------

Other assets, net of amortization                                                   581                  547
                                                                           ------------          -----------

                                                                           $     23,767               22,944
                                                                           ============          ===========

*  Restated - see note 1.

                                                                    (continued)

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                           September 30,        December 31,
                                                                               1997                 1996*
                                                                           -------------        ------------
Liabilities and Combined Deficit                                                  amounts in millions
--------------------------------
Accounts payable                                                           $        86                  194

Accrued interest                                                                   165                  266

Accrued expenses                                                                   974                  689

Debt (note 7)                                                                   14,188               14,319

Deferred income taxes                                                            5,268                5,210

Other liabilities                                                                  460                  214
                                                                           -----------          -----------

      Total liabilities                                                         21,141               20,892
                                                                           -----------          -----------

Minority interests in equity of consolidated subsidiaries                        1,082                1,083

Redeemable preferred stock                                                         655                  658

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding
   solely subordinated debt securities of TCI Communications,
   Inc. ("TCIC") (note 8)                                                        1,500                1,000

Combined deficit (note 9):
   Combined equity, including preferred stocks of
      Tele-Communications, Inc. ("TCI")                                            (98)               1,864
   Unrealized holding gains for available-for-sale   securities, net
   of taxes                                                                          8                   --
   TCI Ventures Group cumulative foreign currency translation
      adjustment, net of taxes                                                      --                   26
   TCI Ventures Group unrealized holding gains for
      available-for-sale securities, net of taxes                                   --                   15
   Interest in TCI Ventures Group                                                   --               (2,729)
                                                                           -----------          -----------
                                                                                   (90)                (824)

   Due to (from) related parties (note 10)                                        (521)                 135
                                                                           -----------          -----------

      Total combined deficit                                                      (611)                (689)
                                                                           -----------          -----------
Commitments and contingencies (note 12)

                                                                           $    23,767               22,944
                                                                           ===========          ===========
*  Restated - see note 1.

See accompanying notes to combined financial statements.


                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)



                                                      Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                               ------------------------------      -------------------------
                                                    1997               1996*             1997          1996*
                                               ------------      -----------       ------------     ----------
                                                          amounts in millions, except per share amounts

Revenue                                        $  1,618             1,554             4,779            4,278

Operating costs and expenses:
    Operating                                       510               556             1,640            1,514
    Purchases of services from related
      parties (note 10)                              54                24               103               81
    Selling, general and administrative             349               441             1,009            1,193
    Charges to related parties (note 10)             (3)               (2)               (8)              (8)
    Stock compensation (notes 9 and 12)              61               (15)               99              (24)
    Depreciation and amortization                   338               344             1,032            1,003
                                               --------          --------          --------         --------
                                                  1,309             1,348             3,875            3,759
                                               --------          --------          --------         --------

        Operating income                            309               206               904              519

Other income (expense):
    Interest expense                               (292)             (258)             (843)            (751)
    Interest income                                  13                 8                28               20
    Intercompany interest                             7                (3)                3               (9)
    Share of losses of affiliates, net
      (note 5)                                      (16)               (8)              (50)             (54)
    Loss on early extinguishment of debt
      (note 7)                                       --                (7)              (11)             (73)
    Minority interests in earnings of
      consolidated subsidiaries, net (note 8)       (42)              (34)             (125)             (51)
    Gain (loss) on disposition of assets
      (note 5)                                      (44)               --                (9)               2
    Other, net                                        3               (14)              (11)             (18)
                                               --------          --------          ---------        --------
                                                   (371)             (316)           (1,018)            (934)
                                               --------          --------          --------         --------

        Loss before income taxes                    (62)             (110)             (114)            (415)

Income tax benefit                                    4                23                11              118
                                               --------          --------          --------         --------

        Loss before loss of TCI Ventures
           Group (note 1)                           (58)              (87)             (103)            (297)


 Loss of TCI Ventures Group through the date
   of the TCI Ventures Exchange (note 1)           (149)              (62)             (338)            (185)
                                               --------          --------          --------         --------

        Net loss                                   (207)             (149)             (441)            (482)

Dividend requirements on preferred stocks           (10)               (9)              (31)             (27)
                                               --------          --------          ---------        --------

        Net loss attributable to common
           stockholders                        $   (217)             (158)             (472)            (509)
                                               ========          ========          ========         ========

Loss attributable to common stockholders
   per common share (note 2)                   $   (.33)             (.25)             (.70)            (.77)
                                               ========          ========          ========         ========

*  Restated - see note 1.

See accompanying notes to combined financial statements.

                                 "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                         Statement of Combined Deficit

                      Nine months ended September 30, 1997
                                   (unaudited)

                                                                                                                            TCI
                                                                                                           TCI           Ventures
                                                                                                        Ventures           Group
                                                                                   Unrealized             Group         unrealized
                                                                  Combined        holding gains        cumulative         holding
                                                                   equity,       for available-          foreign         gains for
                                                                  including         for-sale             current        available-
                                                                  preferred        securities          translation       for-sale
                                                                  stocks of          net of            adjustment,      securities,
                                                                     TCI              taxes           net of taxes     net of taxes
                                                                  ---------      --------------       ------------     ------------
                                                                                                           amounts in millions
Balance at January 1, 1997 *                                      $ 1,864              --                   26              15
   Net loss                                                          (441)             --                   --              --
   Purchases of services from related parties                          --              --                   --              --
   Cost allocations to related parties                                 --              --                   --              --
   Allocation of stock compensation                                    --              --                   --              --
   Intergroup tax allocation                                           --              --                   --              --
   Issuance of notes from related party                                --              --                   --              --
   Interest expense from related party                                 --              --                   --              --
   Excess consideration received over carryover basis of
      net assets transferred to related party                         244              --                   --              --
   Sale of Liberty Group Stock to related party (note 6)              168              --                   --              --
   Transfers of assets to related party                               (15)             --                   --              --
   Adjustment to reflect deferred gain on sale by related
      party                                                           (47)             --                   --              --
   Other intercompany transfers                                        --              --                   --              --
   Change in unrealized gains for available-for-sale
      securities                                                       --               8                   --               4
   Foreign currency translation adjustment                             --              --                  (19)             --
   Distribution of TCI Series A and Series B TCI Ventures
      Group common stock                                           (2,413)             --                   (7)            (19)
   Costs associated with TCI Ventures Exchange                         (5)             --                   --              --
   Accreted dividends on TCI preferred stock subject to
      mandatory redemption requirements                               (24)             --                   --              --
   Payment of TCI preferred stock dividends                           (10)             --                   --              --
   Recognition of fees related to Exchange (note 9)                   (11)             --                   --              --
   Issuance of common stock for acquisitions
      and investment                                                  574              --                   --              --
   Issuance of common stock upon conversion
      of notes and preferred stock                                      4              --                   --              --
   Issuance of restricted stock granted pursuant to stock
      incentive plan                                                    4              --                   --              --
   Issuance of common stock upon exercise of stock options              4              --                   --              --
   Issuance of common stock to TCI Employee
      Stock Purchase Plan                                               6              --                   --              --
                                                                  -------             ---                  ---             ---

Balance at September 30, 1997                                     $   (98)              8                   --              --
                                                                  =======             ===                  ===             ===

                                                               Interest       Due to
                                                                in TCI        (from)
                                                               Ventures      related       Combined
                                                                 Group       parties       deficit
                                                               ---------    ---------      --------
Balance at January 1, 1997 *                                    (2,729)        135           (689)
   Net loss                                                        338          --           (103)
   Purchases of services from related parties                       18          85            103
   Cost allocations to related parties                              (7)         (1)            (8)
   Allocation of stock compensation                                (56)        (63)          (119)
   Intergroup tax allocation                                       151         (16)           135
   Issuance of notes from related party                             --        (430)          (430)
   Interest expense from related party                              --          (7)            (7)
   Excess consideration received over carryover basis of
      net assets transferred to related party                       --          --            244
   Sale of Liberty Group Stock to related party (note 6)            --          --            168
   Transfers of assets to related party                             --          --            (15)
   Adjustment to reflect deferred gain on sale by related
      party                                                         --          --            (47)
   Other intercompany transfers                                   (169)       (224)          (393)
   Change in unrealized gains for available-for-sale
      securities                                                    (4)         --              8
   Foreign currency translation adjustment                          19          --             --
   Distribution of TCI Series A and Series B TCI Ventures
      Group common stock                                         2,439          --             --
   Costs associated with TCI Ventures Exchange                      --          --             (5)
   Accreted dividends on TCI preferred stock subject to
      mandatory redemption requirements                             --          --            (24)
   Payment of TCI preferred stock dividends                         --          --            (10)
   Recognition of fees related to Exchange (note 9)                 --          --            (11)
   Issuance of common stock for acquisitions
      and investment                                                --          --            574
   Issuance of common stock upon conversion
      of notes and preferred stock                                  --          --              4
   Issuance of restricted stock granted pursuant to stock
      incentive plan                                                --          --              4
   Issuance of common stock upon exercise of stock options          --          --              4
   Issuance of common stock to TCI Employee
      Stock Purchase Plan                                           --          --              6
                                                                ------        ----           ----

Balance at September 30, 1997                                       --        (521)          (611)
                                                                ======        ====           ====


*  Restated - see note 1.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                      -------------------------
                                                                                         1997           1996*
                                                                                      ---------       ---------
                                                                                        amounts in millions
                                                                                            (see note 4)

Cash flows from operating activities:
   Loss before loss of TCI Ventures Group**                                           $    (103)          (297)
   Adjustments to reconcile loss before loss of TCI Ventures Group to net cash provided by operating activities:
        Depreciation and amortization                                                     1,032          1,003
        Stock compensation                                                                   99            (24)
        Payments of obligation relating to stock compensation                               (21)            (2)
        Share of losses of affiliates, net                                                   50             54
        Loss on early extinguishment of debt                                                 11             73
        Minority interests in earnings of consolidated subsidiaries, net                    125             51
        Loss (gain) on disposition of assets                                                  9             (2)
        Intergroup tax allocation                                                           135             87
        Deferred income tax benefit                                                        (239)          (211)
        Payments of restructuring charges                                                   (21)            --
        Other noncash credits                                                                (1)           (12)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                          (44)             9
             Change in prepaids                                                             (83)           (16)
             Change in accruals and payables                                                162            (39)
             Change in accrued interest                                                    (108)           (49)
                                                                                      ---------      ---------
                Net cash provided by operating activities                                 1,003            625
                                                                                      ---------      ---------
Cash flows from investing activities:
   Cash paid for acquisitions                                                              (274)           (88)
   Capital expended for property and equipment                                             (273)        (1,384)
   Additional investments in and loans to affiliates and others                             (56)          (365)
   Repayment of loans to affiliates                                                          16            299
   Proceeds from dispositions of assets                                                     171            139
   Cash received in exchanges                                                                20             69
   Sale of Liberty Group Stock to related party                                             168             --
   Change in interest in TCI Ventures Group                                                (158)          (360)
   Other investing activities                                                                14            (18)
                                                                                      ---------      ---------
                Net cash used in investing activities                                      (372)        (1,708)
                                                                                      ---------      ---------
Cash flows from financing activities:
   Borrowings of debt                                                                     3,059          6,782
   Repayments of debt                                                                    (3,860)        (6,973)
   Net change in due to related parties                                                    (147)           237
   Prepayment penalties                                                                      (7)           (60)
   Proceeds from issuance of common stock                                                     3             --
   Proceeds from issuance of Trust Preferred Securities                                     490            971
   Proceeds from issuance of subsidiary preferred stock                                      --            223
   Costs associated with TCI Ventures Exchange                                               (5)            --
   Payment of preferred stock dividends                                                     (37)           (34)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                           (126)           (56)
                                                                                      ---------      ---------
                Net cash provided (used) by financing activities                           (630)         1,090
                                                                                      ---------      ---------
                Net increase in cash and cash equivalents                                     1              7

                Cash and cash equivalents at beginning of period                             --             --
                                                                                      ---------      ---------
                Cash and cash equivalents at end of period                            $       1              7
                                                                                      =========      =========


*    Restated - see note 1.
**   Loss of TCI Ventures Group does not provide or use funds.


See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1997
                                   (unaudited)
(1)      Basis of Presentation

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

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's assets which produce and distribute cable television programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group common stock (the "Series A TCI Group Stock") and Tele-Communications, Inc. Series B TCI Group common stock (the "Series B TCI Group Stock", and together with the Series A TCI Group Stock, the "TCI Group Stock"). On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution (the "Liberty Distribution") represented one hundred percent of the equity value attributable to Liberty Media Group.

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A TCI Ventures Group common stock (the "Series A TCI Ventures Group Stock") and Tele-Communications, Inc. Series B TCI Ventures Group common stock (the "Series B TCI Ventures Group Stock," and together with the Series A TCI Ventures Group Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock reflects the separate performance of the TCI Ventures Group. On August 28, 1997, TCI Ventures Group consisted principally of the following assets and their related liabilities, which prior to the issuance of the TCI Ventures Group Stock were attributed to TCI Group:
         (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to Liberty Media Group), (ii) TCI's principal interests in the telephony business consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, TCI's 30% equity interest (representing a 37% voting interest) in Teleport Communications Group Inc. ("TCG"); and Western Tele-Communications, Inc., a wholly-owned subsidiary of TCI, (iii) TCI's 40% equity interest (representing a 85% voting interest in United Video Satellite Group, Inc. ("UVSG"), (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home") and (v) other assets, including TCI's National Digital Television Center, Inc. ("NDTC"); ETC w/tci, Inc., an 80% owned subsidiary of TCI; and TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C., wholly-owned subsidiaries of TCI. Such subsidiaries and assets are referred to as "TCI Ventures Group." The stocks of TINTA, TCG, UVSG and @Home are traded on the National Market tier of The Nasdaq Stock Market.
                                                                   (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Prior to stockholder approval to issue the TCI Ventures Group Stock, TCI commenced offers (the "Exchange Offers") to exchange shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock for shares of Series A TCI Group Stock and shares of Series B TCI Group Stock, respectively, (representing approximately 30% of the outstanding shares of each such series as of June 30, 1997, excluding shares held by majority-owned subsidiaries of TCI) in the ratio of one share of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of Series A TCI Group Stock and 16,266,400 shares of Series B TCI Group Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively, (the "TCI Ventures Exchange").

         Issuance of the Liberty Group Stock and the TCI Ventures Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         As of September 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are collectively referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business.

         As a result of the TCI Ventures Exchange, TCI Group restated its financial statements to exclude those assets and related liabilities which were attributed to TCI Ventures Group but were attributed to TCI Group prior to the issuance of the TCI Ventures Group Stock.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense to TCI Group for purposes of preparing its combined financial statements, the change in the capital structure of TCI did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock are holders of common stock of TCI and continue to be subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the rights of creditors of TCI.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to the TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Media Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to the consummation of the Exchange Offers, TCI Group had a 100% Inter-Group Interest in TCI Ventures Group. Following the consummation of the Exchange Offers, TCI Group no longer has an Inter-Group Interest in TCI Ventures Group. For periods in which an Inter-Group Interest exists, TCI Group would account for its Inter-Group Interest in a manner similar to the equity method of accounting. For periods after the consummation of the Exchange Offers and before the creation of an Inter-Group Interest, TCI Group would not reflect any interest in TCI Ventures Group. An Inter-Group Interest would be created only if a subsequent transfer of cash or other property from TCI Group to TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of TCI Ventures Stock are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an "Inter-Group Interest" in TCI Ventures Group.

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

(2)      Loss Per Common Share

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" "Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. TCI Group does not expect that Statement No. 128 will have a material impact on TCI Group's loss per share.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The loss attributable to TCI Group Stock stockholders per common share was computed by dividing net loss attributable to TCI Group Stock stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (655.6 million and 669.1 million for the three months ended September 30, 1997 and 1996, respectively; and 670.0 million and 665.0 million for the nine months ended September 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $951 million and $815 million for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $48 million in 1997 and was not material in 1996.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ------------------------
                                                                                         1997           1996
                                                                                         amounts in millions
                   Cash paid for acquisitions:
                      Fair value of assets acquired                                  $    1,670          4,272
                      Liabilities assumed, net of current assets                           (673)        (1,990)
                      Deferred tax liability recorded in acquisitions                      (183)        (1,310)
                      Minority interests in equity of acquired entities                      (1)          (423)
                      Common stock and preferred stock issued in acquisitions              (984)          (461)
                      TCI common stock and preferred stock held by acquired
                         company                                                            445            --
                                                                                     ----------    -----------
                           Cash paid for acquisitions                                $      274             88
                                                                                     ==========    ===========

                   Cash received in exchanges:
                      Aggregate cost basis of assets acquired                        $     (390)          (569)
                      Historical cost of assets exchanged                                   399            617
                      Gain recorded on exchange of assets                                    11             21
                                                                                     -----------    ----------

                           Cash received in exchanges                                $       20             69
                                                                                     ===========    ==========


                                      I-42
                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(5)      Investments in Affiliates

         TCI Group's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                           Nine months ended
                    Combined Operations                                                      September 30,
                    -------------------                                                 ---------------------
                                                                                           1997        1996
                                                                                        -------      --------
                                                                                         amounts in millions
                      Revenue                                                        $      767            898
                      Operating expenses                                                   (382)          (655)
                      Depreciation and amortization                                        (254)          (143)
                                                                                     ----------    -----------

                          Operating income                                                  131            100

                      Interest expense                                                     (177)          (110)
                      Other, net                                                            (51)            96
                                                                                     ----------    -----------

                          Net earnings (loss)                                        $      (97)            86
                                                                                     ==========    ===========


         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI Group that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Acquisitions and Dispositions

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In June 1997, TCI Group entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which TCI Group agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI Group's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, TCI Group has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively. Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCI Group acquired from Cable Sub shares of Cable Sub Class B common stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Debt

         Debt is summarized as follows:

                                                                           September 30,        December 31,
                                                                               1997                 1996
                                                                           -------------        ------------
                                                                                  amounts in millions

           Notes payable (a)                                               $      8,902                8,963
           Bank credit facilities (b)                                             4,509                4,706
           Commercial paper                                                         713                  638
           Convertible notes (c)                                                     40                   43
           Other debt                                                                24                   --
                                                                           ------------         ------------

                                                                           $     14,188               14,350
                                                                           ============         ============

         (a) During the nine months ended September 30, 1997, TCI Group purchased in the open market certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCI Group recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

                  During the nine months ended September 30, 1996, TCI Group purchased in the open market certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the nine months ended September 30, 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

                  At September 30, 1997, subsidiaries of TCI Group had approximately $1.8 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (c) The convertible notes, which are stated net of unamortized discount of $166 million and $178 million at September 30, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,177,475 shares of Series A TCI Group Stock, 12,952,093 shares of Series A Liberty Group Stock and 10,387,182 shares of Series A TCI Ventures Group Stock.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At September 30, 1997, the fair value of TCI Group's debt was $14,592 million, as compared to a carrying value of $14,188 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and
         (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, TCI Group's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


TCI Group's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):


                         Fixed Rate Agreements                              Variable Rate Agreements
                         ---------------------                              ------------------------
                Expiration         Interest rate    Notional       Expiration         Interest rate     Notional
                   date             to be paid       amount             date         to be received      amount
                ----------         -------------    --------       ----------        --------------     --------
           October 1997              7.1%-9.3%     $   180     September 1998            4.8%-5.4%     $     450
           December 1997                8.7%           230     April 1999                   7.4%              50
                                                   -------     September 1999               6.4%             350
                                                   $   410     February 2000             5.8%-6.6%           300
                                                   =======     March 2000                5.8%-6.0%           675
                                                               September 2000               5.1%              75
                                                               March 2027                   9.7%             300
                                                               December 2036                9.7%             200
                                                                                                       ---------
                                                                                                       $   2,400
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

         The fair value of the Interest Rate Swaps is the estimated amount that TCI Group would pay or receive to terminate the agreements at September 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At September 30, 1997, TCI Group would be required to pay an estimated $2 million to terminate the Fixed Rate Agreements and an estimated $8 million to terminate the Variable Rate Agreements.

         In addition, during the third quarter of 1997, TCI Group entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipts had been made pursuant to such agreement. At September 30, 1997, TCI Group would be required to pay an estimated $2 million to terminate such agreement.

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $96 million and $47 million for the nine months ended September 30, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(9)      Combined Deficit

         General

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, Liberty Group Stock and the TCI Ventures Group Stock.

         In June 1997, TCI Group exchanged (the "Exchange") 30,545,864 shares of Series A TCI Group Stock ("TCOMA") for the same number of shares of Series B TCI Group Stock owned by the estate (the "Estate") of the former Chairman of the Board of Directors of TCI. Subsequent to the Exchange, the Estate sold (the "Sale") the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned (the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI Group entered into an agreement with the Investment Bankers whereby TCI Group has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group is to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCOMA or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to TCI Group's ability to settle quarterly price fluctuations with shares of TCOMA, TCI Group records all amounts received (paid) under this arrangement as increases (decreases) to equity. In connection with the Exchange Offers, the Investment Bankers exchanged 7,461,019 shares of TCOMA for the same number of shares of Series A TCI Ventures Group Stock. At September 30, 1997, the market value of the Options Shares exceeded the Investment Bankers' cost by $113 million.

         Stock Options and Stock Appreciation Rights

         Estimates of compensation relating to restricted stock awards, options and/or stock appreciation rights ("SARs") granted to certain key employees of TCI Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock, Series A Liberty Group Stock and Series A TCI Ventures Group Stock and, ultimately, on the final determination of market value when the rights are exercised or the restricted shares are vested.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(10) Transactions with Liberty Media Group, TCI Ventures Group and Other Related Parties

         The components of due to (from) related parties are as follows:

                                                                           September 30,        December 31,
                                                                               1997                 1996
                                                                           -------------        ------------
                                                                                  amounts in millions
         Notes receivable from Liberty Media Group, including
              accrued interest (a)                                         $         (438)                --
         TINTA Note Payable (b)                                                        27               177
         Intercompany account (c)                                                    (110)              (42)
                                                                           --------------       ------------

                                                                           $         (521)               135
                                                                           ==============       ============

         --------------------

         (a) Amounts outstanding under the notes receivable from the Liberty Media Group bear interest at varying rates ranging from 6.5% to 12.5%. Principal maturities are as follows: 1997 - $308 million, 1998 - $81 million and 1999 - $41 million. During the nine months ended September 30, 1997, interest income related to the notes receivable from Liberty Media Group aggregated approximately $7.2 million.

         (b) Amounts outstanding under TCI's note payable to TINTA (the "TINTA Note Payable") bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.4% at September 30, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the nine months ended September 30, 1997 and 1996, interest expense related to the TINTA Note Payable aggregated $4.3 million and $10.8 million, respectively.

         (c) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. In connection with the TCI Ventures Exchange, the September 10, 1997 balance of the intercompany account between the TCI Group and TCI Ventures Group was reclassified to "Combined Equity."
                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Ventures Group is expected to require additional advances from TCI Group for some period of time. To satisfy this need, TCI Group has provided a revolving loan facility (the "Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A Commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Credit Facility at September 30, 1997.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the nine months ended September 30, 1997 and 1996, Liberty Media Group was allocated $1 million and $2 million, respectively, and TCI Ventures Group was allocated $7 million and $6 million, respectively, in corporate general and administrative costs by TCI Group.

         Management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group and TCI Ventures Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group and TCI Ventures Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         Prior to July 1, 1997, TCI Group had a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $4 million and $3 million for the nine months ended September 30, 1997 and 1996, respectively.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In July 1997, Liberty Media Group, TCI and John J. Sie, Chairman and Chief Executive Officer of Encore and JJS Communications, Inc. ("JJS"), a corporation wholly owned by Mr. Sie, entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to a newly formed limited liability company ("Encore Media Group"). Prior to the formation of Encore Media Group, JJS owned 10% of Encore, which in connection with these transactions was exchanged for Liberty Group Stock. Upon consummation of the transactions, Liberty Media Group owns 80% of Encore Media Group and TCI Group owns 20%. Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for the contribution of its interests in QE+ and Encore, the issuance of a $307 million note payable due on or before December 29, 1997 (the "Note Payable") to TCI Group, the cancellation and forgiveness of amounts due for Content Fees and the termination of an option to increase its ownership interest in QE+. TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for TCI Group's ownership interest in QE+ and certain special capital contributions made by TCI Group to QE+. It is anticipated that Encore Media Group will borrow $400 million (the "Encore Loan Proceeds") by December 29, 1997 and distribute the Encore Loan Proceeds to Liberty Media Group and TCI Group in proportion to their ownership interests in Encore Media Group. In addition, TCI Group has entered into an affiliation agreement (the "Encore Media Affiliation Agreement") with a subsidiary of Encore Media Group pursuant to which TCI Group will pay fixed monthly amounts through 2021 in exchange for unlimited access to substantially all of the existing Encore and STARZ! services. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter. Effective as of the July 1, 1997 consummation date of the aforementioned transactions, TCI Group ceased to include QE+ in its combined financial statements, and began to account for its investment in Encore Media Group using the equity method of accounting.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. ("DMX"). Following such merger (the "DMX Merger"), TCI owned 89.6% of the common equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, substantially all of TCI's ownership interest in TCI Music was transferred from the TCI Group to the Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Common Stock for the benefit of entities included within the TCI Group. Additionally, Liberty Media Group may elect to pay $50,000,000 of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty's investment in TCI Music, to be determined at July 11, 2002.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Pursuant to an agreement between TCI Music and the TCI Group, certain entities within the TCI Group are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. In addition, the TCI Group purchases certain audio programming from TCI Music pursuant to a ten-year affiliation agreement. During the nine months ended September 30, 1997, the aggregate amount paid by the TCI Group to TCI Music pursuant to such arrangements was $7 million. Such amount is included in operating costs and expenses in the accompanying combined statements of operations.

         In connection with the TCI Ventures Group's sale of certain assets (the "SUMMITrak Assets"), TCI Group entered into a commitment to purchase billing services from the buyer of the SUMMITrak Assets. The TCI Ventures Group has reflected the $47 million excess of the cash received over the book value of the SUMMITrak Assets as an increase to "Combined Equity." TCI Group, in turn, has recorded an offsetting decrease to "Combined Equity" and a $47 million deferred gain to be amortized over the expected 15-year life of the related billing services commitment. See note 12.

         Entities included in TCI Group lease satellite transponder facilities from NDTC. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the nine months ended September 30, 1997 and 1996, aggregated $18 million. No such expenses were incurred by TCI Group in 1996.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group, which are based upon customary rates charged to others, aggregated $105 million and $81 million for the nine months ended September 30, 1997 and 1996, respectively.

         TCI Group manages certain treasury activities for Liberty Media Group and TCI Ventures Group on a centralized basis. Cash receipts of certain businesses attributed to Liberty Media Group and TCI Ventures Group are remitted to TCI Group and certain cash disbursements of Liberty Media Group and TCI Ventures Group are funded by TCI Group on a daily basis. Such cash activities are included in borrowings from or loans to TCI Group or, if determined by the Board, as an equity contribution to be reflected as an Inter-Group Interest to Liberty Media Group or TCI Ventures Group.

         The Board could determine from time to time that debt of TCI Group not incurred by entities attributed to Liberty Media Group or TCI Ventures Group or preferred stock and the proceeds thereof should be specifically attributed to and reflected on the combined financial statements of Liberty Media Group or TCI Ventures Group to the extent that the debt is incurred or the preferred stock is issued for the benefit of Liberty Media Group or TCI Ventures Group.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Subsequent to the Liberty Distribution and TCI Ventures Exchange, all financial impacts of issuances of additional shares of TCI Group Stock are attributed entirely to TCI Group, and all financial impacts of issuances of additional shares of Liberty Group Stock or TCI Ventures Group Stock, the proceeds of which are attributed to Liberty Media Group or TCI Ventures Group, are reflected entirely in the combined financial statements of Liberty Media Group or TCI Ventures Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock are attributed entirely to TCI Group, and financial impacts of dividends or other distributions on Liberty Group Stock or TCI Ventures Group Stock are attributed entirely to Liberty Media Group or TCI Ventures Group. Financial impacts of repurchases of Liberty Group Stock or TCI Ventures Group Stock, the consideration for which is charged to Liberty Media Group or TCI Ventures Group, are reflected entirely in the combined financial statements of Liberty Media Group or TCI Ventures Group, and the financial impacts of repurchases of Liberty Group Stock or TCI Ventures Group Stock the consideration for which is charged to TCI Group, are attributed entirely to TCI Group.

         Borrowings from or loans to Liberty Media Group or TCI Ventures Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.


         A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TCI Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TCI Group to the extent that the income tax attributes generated by TCI Group and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and TCI Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.



                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Effective October 1, 1997 (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement, as amended.

         In connection with the creation of TCI Ventures Group, it was determined that the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the TCI Ventures Exchange) will be reflected as an adjustment of TCI Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising the TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 will be credited or debited to an intercompany account between the TCI Group and the Ventures Group in accordance with the Old Tax Sharing Agreement.

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

         On July 24, 1997, an executive officer who is also a director of TCI acquired from TCI an aggregate of 7,296,324 shares of Series B TCI Group Stock and 2,278,125 shares of Series B Liberty Group Stock, in exchange for a like number of shares of Series A TCI Group Stock and Series A Liberty Group Stock, respectively, held by such executive officer and director.

         On July 24, 1997, the Company repurchased 146,625 shares of Series A Liberty Group Stock from the spouse of an executive officer who is also a director of the Company at an aggregate cost of approximately $4 million.

         On June 10, 1997 (the IP Phase I Closing Date"), TCI issued 139,513 shares of Series B TCI Group Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of TCI is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997, pursuant to which TCI acquired on the IP Phase I Closing Date (a) a 1.103% limited partnership interest in InterMedia Partners, a California limited partnership, (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $5,848,024.

         On August 5, 1997 (the "IP Phase II Closing Date") TCI issued 2,405,942 shares of Series B TCI Group Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of TCI is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, pursuant to which TCI acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in InterMedia Capital Management IV, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate of $15,450,976.

         In connection with the two Partnership Interest Purchase Agreements, a director of TCI received a consulting fee in the amount of $400,000 in cash and 31,030 shares of Series B TCI Group Stock and the son of a director of TCI received an advisory fee in the amount of 36,364 shares of Series B TCI Group Stock.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(12)     Commitments and Contingencies

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $183 million at September 30, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         As described in note 10, the TCI Group has agreed to make fixed monthly payments through 2021 to the Liberty Media Group pursuant to the Encore Media Affiliation Agreement.

         During the third quarter of 1997, TCI Group committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, the TCI Group is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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

         Upon the September 10, 1997 consummation of the TCI Ventures Exchange, 188,661,300 shares of Series A TCI Group Stock and 16,266,400 shares of Series B TCI Group Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively. The aggregate number of shares of TCI Ventures Group Stock issued in the TCI Ventures Exchange was intended to represent 100% of the common stockholders' equity value of the Company attributable to the TCI Ventures Group. For additional information concerning the TCI Ventures Exchange and the TCI Ventures Group Stock, see note 1 to the accompanying combined financial statements.

         As of September 30, 1997, the TCI Group Stock reflects the separate performance of TCI Group, which is primarily comprised of TCI's domestic cable and communications business. For additional information concerning the TCI Group Stock, see note 1 to the accompanying combined financial statements. For information concerning transactions among TCI Group, Liberty Media Group and TCI Ventures Group, see note 10 to the accompanying combined financial statements.

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

         In June 1997, TCI Group entered into an agreement with Cablevision pursuant to which TCI Group agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI Group's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, TCI Group has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively. Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

         During the nine months ended September 30, 1997 and 1996, TCI Group purchased in the open market certain notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such purchases, TCI Group recognized losses on early extinguishment of debt of $11 million and $62 million, respectively. Such losses related to prepayment penalties and the retirement of deferred loan costs.

         Also, during the nine months ended September 30, 1996, certain subsidiaries of TCI Group terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


(1)      Material changes in financial condition (continued):

         At September 30, 1997, TCI Group had approximately $1.8 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying combined financial statements for additional information regarding the material terms of the lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and stock compensation) ($2,035 million and $1,498 million for the nine months ended September 30, 1997 and 1996, respectively) to interest expense ($843 million and $751 million for the nine months ended September 30, 1997 and 1996, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 241% and 199% for the nine months ended September 30, 1997 and 1996, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 48% of which results from fixed rate indebtedness. However, TCI Group's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($1,003 million and $625 million for the nine months ended September 30, 1997 and 1996, respectively) generally reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by TCI Group for its investing activities exceeded net cash provided by operating activities. TCI Group has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by TCI Group for property and equipment was $273 million during the nine months ended September 30, 1997, as compared to $1,384 million during the corresponding period in 1996. TCI Group currently estimates that it will spend between $450 million and $500 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, TCI Group currently anticipates that such excess cash will initially be used to reduce outstanding debt.

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

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $183 million at September 30, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has agreed to make fixed monthly payments through 2021 to Liberty Media Group pursuant to the Encore Media Affiliation Agreement. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter.

         During the third quarter of 1997, TCI Group committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, the TCI Group is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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

                                                                     (continued)
                                      I-61

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, TCI Group has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, TCI Group (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, TCI Group's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively. TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 7 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         In addition, on September 11, 1997 TCI Group entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipt had been made pursuant to such agreement. At September 30, 1997, TCI Group would be required to pay an estimated $2 million to terminate such agreement.

         At September 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,747 million (or 48%) of fixed-rate debt and $7,441 million (or 52%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCI Group could experience an increase in its interest expense.

         In June 1997, TCI Group exchanged 30,545,864 shares of TCOMA for the same number of shares of Series B TCI Group Stock owned by the Estate of the former Chairman of the Board of Directors of TCI. Subsequent to the Exchange, the Estate sold the shares of TCOMA received in the Exchange, together with approximately 1.5 million shares of TCOMA that the Estate previously owned, to two investment banking firms for approximately $530 million. Subsequent to the Sale, TCI Group entered into an agreement with the Investment Bankers whereby TCI Group has the option, but not the obligation, to purchase the Option Shares at any time within two years from the date of the Sale. During the Option Period, TCI Group is to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCOMA or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price. Due to TCI Group's ability to settle quarterly price fluctuations with shares of TCOMA, TCI Group records all amounts received (paid) under this arrangement as increases (decreases) to equity. In connection with the Exchange Offers, the Investment Bankers exchanged 7,461,019 shares of TCOMA for the same number of shares of Series A TCI Ventures Group Stock.
                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)



(1)      Material changes in financial condition (continued):

         Subsequent to September 30, 1997, pursuant to the above agreement, TCI Group purchased 4,000,000 shares of TCOMA from one of the Investment Bankers at an aggregate cost of $66 million in cash.

         In September 1997, the Board authorized a stock repurchase program, under which TCI may repurchase from time to time up to five percent of its TCI Group Stock and TCI Ventures Group Stock.

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

         During the nine months ended September 30, 1997, 76% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

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

         Revenue increased 4% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from TCI Group's domestic cable customers accounted for 1% of such increase primarily as a result of a 4% increase in basic revenue and a 7% decrease in premium revenue. TCI Group experienced a 6% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 10% increase in its average premium rate and a 16% decrease in the number of average premium subscriptions. In addition, TCI Group's revenue increased 7% due to acquisitions and decreased 6% due to the Satellite Spin-off. Advertising sales and other revenue accounted for the remaining 2% increase in revenue.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

         Revenue increased 12% for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, revenue from TCI Group's domestic cable customers accounted for 4% of such increase primarily as a result of an 8% increase in basic revenue and a 4% decrease in premium revenue. TCI Group experienced a 10% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 6% increase in its average premium rate and a 10% decrease in the number of average premium subscriptions. In addition, TCI Group's revenue increased 11% due to acquisitions and decreased 6% due to the Satellite Spin-off. Advertising sales and other revenue accounted for the remaining 3% increase in revenue.

         Operating Costs and Expenses

         Operating expenses decreased 8% and increased 8% for the three months and nine months ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses were relatively comparable during the 1997 and 1996 periods. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under the Encore Media Affiliation Agreement, it is anticipated that TCI Group's programming costs with respect to STARZ! and Encore will increase in 1998 and future periods. See note 10 to the accompanying combined financial statements.

         Selling, general and administrative expenses decreased 21% and 15% for the three months and nine months ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 5% and 7%. Such decreases are due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses in 1997.

         The change in TCI Group's depreciation and amortization expense in 1997 is the result of the net effect of increases due to acquisitions and capital expenditures, largely offset by a decrease due to the Satellite Spin-off.

         Certain corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand alone basis. During the nine months ended September 30, 1997 and 1996, Liberty Media Group was allocated $1 million and $2 million, respectively, and TCI Ventures Group was allocated $7 million and $6 million, respectively, in corporate general and administrative costs by TCI Group.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)



(2)      Material changes in results of operations (continued):

         Management of TCI has determined that TCI general corporate expenses should be allocated to Liberty Media Group and TCI Ventures Group based on the amount of time TCI corporate employees (e.g. legal, corporate, payroll, etc.) expend on Liberty Media Group and TCI Ventures Group matters. TCI management evaluated several alternative allocation methods including assets, revenue, operating income, and employees. Management did not believe that any of these methods would reflect an appropriate allocation of corporate expenses given the diverse nature of TCI's operating subsidiaries, the relative maturity of certain of the operating subsidiaries, and the way in which corporate resources are utilized.

         TCI Group records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees by TCI or TINTA. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other Income and Expenses

         Interest expense aggregated $292 million and $843 million for the three months and nine months ended September 30, 1997, respectively, as compared to $258 million and $751 million for the corresponding periods in 1996. Such increases are due to the net effect of increased debt balances as a result of the Viacom Acquisition in August 1996 partially offset by a lower weighted average interest rate in 1997. See note 7 to the accompanying combined financial statements.

         Minority interests in earnings of consolidated subsidiaries aggregated $42 million and $125 million for the three months and nine months ended September 30, 1997, respectively, as compared to $34 million and $51 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of TCI Group. See note 8 to the accompanying combined financial statements.

         During the three months ended September 30, 1997, TCI Group recognized a $29 million loss in connection with the disposition of certain preferred stock.

         Net Loss

         As a result of the above-described fluctuations in the Company's results of operations, TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $58 million for the three months ended September 30, 1997 changed by $29 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $87 million for the three months ended September 30, 1996, and TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $103 million for the nine months ended September 30, 1997 changed by $194 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $297 million for the nine months ended September 30, 1996.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)

                                                             September 30,    December 31,
                                                                1997              1996
                                                              ----------       ----------
Assets                                                            amounts in thousands

Cash and cash equivalents                                     $  191,399          317,359

Trade and other receivables, net                                  39,953           24,796

Prepaid program rights                                           108,627           32,063

Committed film inventory                                         120,652           20,092

Investments in affiliates, accounted for under
    the equity method, and related receivables (note 4)          543,035          545,121

Investment in Time Warner, Inc. ("Time Warner")
    (note 5)                                                   2,322,541        2,016,799

Other investments, at cost, and related
     receivables (note 6)                                        402,170           81,537

Property and equipment, at cost:
    Land                                                              39               39
    Support equipment and buildings                               28,133           17,756
                                                              ----------       ----------
                                                                  28,172           17,795
    Less accumulated depreciation                                 12,349            7,846
                                                              ----------       ----------
                                                                  15,823            9,949
                                                              ----------       ----------

Excess cost over acquired net assets                             135,388            8,755
    Less accumulated amortization                                  5,450            2,126
                                                              ----------       ----------
                                                                 129,938            6,629
                                                              ----------       ----------

Other assets, at cost, net of amortization                        19,963            4,607
                                                              ----------       ----------

                                                              $3,894,101        3,058,952
                                                              ==========       ==========



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)

                                                            September 30,    December 31,
                                                                1997             1996
                                                             ----------       ----------
                                                                 amounts in thousands
Liabilities and Combined Equity

Accounts payable and accrued liabilities                     $   61,188           25,563

Accrued stock compensation (note 9)                              20,081           17,758

Program rights payable                                          153,463           33,700

Deferred option premium (note 5)                                305,742             --

Debt (note 7)                                                     1,343            1,620

Deferred income taxes                                           571,283          582,089

Other liabilities                                                 2,128             --
                                                             ----------       ----------

    Total liabilities                                         1,115,228          660,730
                                                             ----------       ----------

Minority interests in equity of consolidated
    subsidiaries                                                 78,926            1,052

Combined equity (note 8):
    Combined equity                                           2,141,133        2,355,021
    Unrealized gains on available-for-sale securities,
     net of taxes                                                 1,406             --
                                                             ----------       ----------
                                                              2,142,539        2,355,021

    Due to related parties (note 4)                             557,408           42,149
                                                             ----------       ----------

        Total combined equity                                 2,699,947        2,397,170
                                                             ----------       ----------

Commitments and contingencies (note 9)

                                                             $3,894,101        3,058,952
                                                             ==========       ==========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                          Three months ended             Nine months ended
                                                            September 30,                   September 30,
                                                     --------------------------      -------------------------
                                                        1997            1996            1997             1996
                                                     ----------      ----------      ----------      ----------
                                                           amounts in thousands, except per share amounts
Revenue:
   Programming services:
      Related parties (note 8)                       $   58,442          24,525         105,080          81,395
      Others                                             66,063          30,963         138,456         216,841
   Net sales from electronic retailing services            --           234,321            --           733,922
                                                     ----------      ----------      ----------      ----------
                                                        124,505         289,809         243,536       1,032,158
                                                     ----------      ----------      ----------      ----------

Cost of sales, operating costs and expenses:
   Cost of sales                                           --           136,992            --           453,483
   Operating                                             67,221          45,418         106,650         225,303
   Selling, general and administrative                   28,836          59,740          66,068         217,090
   Charges from related parties (note 8)                  4,703           5,328           9,136          16,649
   Stock compensation (notes 8 and 9)                    42,898           8,988          62,938          14,699
   Depreciation and amortization                          5,018          10,689           6,573          42,616
                                                     ----------      ----------      ----------      ----------
                                                        148,676         267,155         251,365         969,840
                                                     ----------      ----------      ----------      ----------

        Operating income (loss)                         (24,171)         22,654          (7,829)         62,318

Other income (expense):
   Interest expense to related party (note 8)            (7,192)           --            (7,192)           --
   Interest expense                                        (643)         (2,326)         (1,254)        (14,827)
   Dividend and interest income,
      primarily from affiliates                          14,262           7,743          33,509          12,114
   Share of earnings (losses) of affiliates, net
      (note 4)                                           (7,832)          5,460           5,143          18,215
   Minority interests in losses (earnings) of
      consolidated subsidiaries                           5,734          (3,944)         (6,175)        (10,301)
   Gain (loss) on disposition of assets                 303,659            (886)        304,240          (7,186)
   Loss on early extinguishment of debt                    --              --              (320)           --
   Other, net                                              (225)          1,021            (110)          4,803
                                                     ----------      ----------      ----------      ----------
                                                        307,763           7,068         327,841           2,818
                                                     ----------      ----------      ----------      ----------

        Earnings before income taxes                    283,592          29,722         320,012          65,136

Income tax expense                                     (121,283)        (12,057)       (135,550)        (28,641)
                                                     ----------      ----------      ----------      ----------

        Net earnings                                 $  162,309          17,665         184,462          36,495
                                                     ==========      ==========      ==========      ==========

Earnings per common share (note 2)                   $      .66             .07             .74             .15
                                                     ==========      ==========      ==========      ==========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                      Nine months ended September 30, 1997
                                   (unaudited)

                                                                       Unrealized holding
                                                                       gains on available-        Due to        Total
                                                        Combined       for-sale securities,       related      combined
                                                         equity           net of taxes            parties       equity
                                                       -----------     --------------------       -------    -----------
                                                                                 amounts in thousands

Balance at January 1, 1997                             $ 2,355,021               --                42,149      2,397,170

   Net earnings                                            184,462               --                  --          184,462
   Contribution to combined equity for issuance of
     Liberty Group Stock to TCI Employee Stock
     Purchase Plan                                           2,054               --                  --            2,054

   Purchase of Liberty Group Stock                        (186,097)              --                  --         (186,097)
   Excess of consideration paid over carryover
     basis of net assets acquired from related
     party                                                (244,307)              --                  --         (244,307)
   Issuance of Liberty Group Stock                          30,000               --                  --           30,000
   Sale of programming to related parties                     --                 --              (105,080)      (105,080)
   Cost allocations from related parties                      --                 --                 9,136          9,136
   Stock compensation                                         --                 --                50,956         50,956
   Intergroup tax allocation                                  --                 --                29,168         29,168
   Net cash transfers from related parties                    --                 --                93,749         93,749
   Issuance of notes payable to related party                 --                 --               430,169        430,169
   Interest expense to related party                          --                 --                 7,192          7,192
   Payment of stock compensation                              --                 --                   (31)           (31)
   Change in unrealized holding gains on
     available-for-sale securities                            --                1,406                --            1,406
                                                       -----------        -----------             -------    -----------
Balance at September 30, 1997                          $ 2,141,133              1,406             557,408      2,699,947
                                                       ===========        ===========             =======    ===========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                  1997           1996
                                                                               ---------      ---------
                                                                                 amounts in thousands
                                                                                      (see note 3)
Cash flows from operating activities:
   Net earnings                                                                $ 184,462         36,495
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                              6,573         42,616
        Stock compensation                                                        62,938         14,699
        Payments of stock compensation                                            (9,690)          --
        Share of earnings of affiliates, net                                      (5,143)       (18,215)
        Deferred income tax expense                                              105,111         15,814
        Intergroup tax allocation                                                 29,168         17,206
        Minority interests in earnings                                             6,175         10,301
        Loss (gain) on disposition of assets                                    (304,240)         7,186
        Loss on early extinguishment of debt                                         320           --
        Payments of litigation settlements                                          --           (5,135)
        Payments for restructuring charges                                          --             (590)
        Noncash interest expense                                                   7,192          4,050
        Changes in operating assets and liabilities, net of acquisitions:
             Change in receivables                                                 4,032        (26,031)
             Change in inventories                                                  --           22,206
             Change in prepaid expenses                                           (4,331)        (2,640)
             Change in payables and accruals                                       2,383            748
                                                                               ---------      ---------

                  Net cash provided by operating activities                       84,950        118,710
                                                                               ---------      ---------

Cash flows from investing activities:
   Cash proceeds from dispositions                                                   583         47,822
   Cash resulting from consolidation of acquired entities                            832           --
   Cash paid for acquisitions                                                       --          (55,000)
   Capital expended for property and equipment                                    (1,541)        (8,221)
   Additional investments in and loans to affiliates and others                  (38,853)       (21,389)
   Return of capital from affiliates                                              18,700          1,500
   Collections on loans to affiliates and others                                   5,897          1,566
   Cash paid for cable distribution fees                                            --          (22,983)
   Other investing activities                                                     (8,469)       (13,144)
                                                                               ---------      ---------

                  Net cash used in investing activities                          (22,851)       (69,849)
                                                                               ---------      ---------

Cash flows from financing activities:
   Borrowings of debt                                                             27,770        238,989
   Repayments of debt                                                            (29,564)      (290,236)
   Contribution for issuance of Liberty Group Stock                                2,054           --
   Purchase of Liberty Group Stock                                              (186,097)          --
   Change in cash transfers to related parties                                    (2,195)        (1,872)
   Contributions by minority shareholders of subsidiaries                              8        314,743
   Distributions to minority shareholders of subsidiaries                            (35)           (65)
                                                                               ---------      ---------

                  Net cash provided (used) by financing activities              (188,059)       261,559
                                                                               ---------      ---------
                  Net increase (decrease) in cash and cash equivalents          (125,960)       310,420

                  Cash and cash equivalents at beginning of period               317,359         41,225
                                                                               ---------      ---------
                  Cash and cash equivalents at end of period                   $ 191,399        351,645
                                                                               =========      =========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1997
                                   (unaudited)


(1)  Basis of Presentation

     The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated.

     On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). Liberty Media Group's assets include businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Liberty Media Group's assets also include businesses engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

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

     On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock"). The TCI Ventures Group Stock reflects the separate performance of the TCI Ventures Group. The TCI Ventures Group consists principally of the following assets and their related liabilities, which prior to the issuance of the TCI Ventures Group Stock were attributed to TCI Group: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to Liberty Media Group),
     (ii) TCI's principal interests in the telephony business, (iii) TCI's 40% equity interest (representing a 85% voting interest) in United Video Satellite Group, Inc. ("UVSG"), (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home") and
     (v) other assets.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Prior to stockholder approval to issue the TCI Ventures Group Stock, TCI commenced offers (the "Exchange Offers") to exchange shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock for shares of Series A TCI Group Stock and shares of Series B TCI Group Stock, respectively, (representing approximately 30% of the outstanding shares of each such series) in the ratio of one share of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered. TCI consummated the Exchange Offers on September 10, 1997 (the "TCI Ventures Distribution").

     As of September 30, 1997, the TCI Group Stock reflects the separate performance of TCI's subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets, which are comprised primarily of TCI's domestic cable and communications unit, are collectively referred to as "TCI Group". Collectively, Liberty Media Group, TCI Ventures Group and TCI Group are referred to as the "Groups" and individually are referred to as a "Group". Intercompany balances resulting from transactions with TCI Group or TCI Ventures Group are reflected as borrowings from or loans to the respective Group. See note 8.

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

(2)  Earnings Per Common Share

     Earnings attributable to Liberty Media Group stockholders per common share was computed by dividing net earnings attributable to Liberty Media Group Series A and Series B common stockholders by the weighted average number of common shares of Liberty Media Group Series A and Series B common stock outstanding during the period (245.6 million and 250.9 million for the three months ended September 30, 1997 and 1996, respectively; and 248.0 million and 249.3 million for the nine months ended September 30, 1997 and 1996, respectively). Common stock equivalents were not included in the computation because their inclusion would be anti-dilutive to TCI.

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

(3)  Supplemental Disclosures to Combined Statements of Cash Flows

     Cash paid for interest was $1,204,000 and $15,598,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes during the nine months ended September 30, 1997 and 1996 was $1,271,000 and $641,000, respectively.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Significant noncash investing and financing activities are as follows:

                                                            Nine months ended
                                                              September 30,
                                                        ------------------------
                                                          1997            1996
                                                        ---------      ---------
                                                          amounts in thousands
Common stock received in exchange for option
     (note 5)                                           $ 305,742           --
                                                        =========      =========

Preferred stock received in exchange
     for common stock and note receivable (note 6)      $ 370,875           --
                                                        =========      =========

Noncash acquisition of minority interest in
          consolidated subsidiary (note 4):
          Fair value of assets                          $ (29,205)          --
          Minority interest in equity of subsidiary          (795)          --
          Liberty Group Stock issued                       30,000           --
                                                        ---------      ---------
                                                        $    --             --
                                                        =========      =========

Noncash accretion of minority interest in
     consolidated subsidiary (note 8)                   $   2,235           --
                                                        =========      =========

Cash resulting from consolidation of acquired
          entities (notes 4 and 8):
          Fair value of assets                          $(295,083)          --
          Net liabilities assumed                         156,604           --
          Debt issued to related parties                  430,169           --
          Deferred tax asset recorded in
           acquisition                                   (116,837)          --
          Allocation of excess of consideration
           paid over carryover basis of net
           assets acquired from related party            (244,307)          --
          Minority interests in equity of acquired
           entities                                        70,286           --
                                                        ---------      ---------

          Cash resulting from consolidation of
           acquired entities                            $     832           --
                                                        =========      =========

Exchange of consolidated subsidiaries for note
     receivable and equity investments                  $    --          239,034
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

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)  Investments in Affiliates

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                       Nine months ended
                                          September 30,
                                  ----------------------------
                                     1997              1996
                                  -----------      -----------
                                     amounts in thousands
Combined Operations


Revenue                           $ 3,804,597        2,389,221
Operating expenses                 (3,379,639)      (2,144,087)
Depreciation and amortization        (209,979)        (120,824)
                                  -----------      -----------

   Operating income                   214,979          124,310

Interest expense                     (104,630)         (73,710)
Other, net                           (128,759)         (98,993)
                                  -----------      -----------

   Net loss                       $   (18,410)         (48,393)
                                  ===========      ===========

     The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                            September 30, December 31,
                                               1997           1996
                                             ---------      ---------
                                               amounts in thousands
Discovery Communications, Inc.
     ("Discovery")                           $  99,999        117,724
QVC, Inc. ("QVC")                              122,496        103,855
International Cable Channels
     Partnership, Ltd. ("ICCP")                 10,030          9,411
Bet Holdings, Inc. ("BET")                      23,764         20,225
Liberty/Fox U.S. Sports LLC
     ("Fox Sports")                            (21,580)       (21,964)
Superstar/Netlink Group LLC
     ("Superstar/Netlink")                     (39,710)       (37,236)
Home Shopping Network, Inc. ("HSN")            118,443        141,921
BDTV INC., BDTV II INC. and BDTV III INC
    (collectively "BDTV")                      227,629        199,701
Other                                            1,964         11,484
                                             ---------      ---------
                                             $ 543,035        545,121
                                             =========      =========


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

     The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                   Nine months ended
                                     September 30,
                                ----------------------
                                  1997          1996
                                --------      --------
                                 amounts in thousands

          Discovery             $(17,725)        2,056
          QVC                     18,641        14,216
          ICCP                    (2,452)       (1,837)
          BET                      3,539         3,470
          Superstar/Netlink       12,795         6,560
          HSN                      2,606          --
          BDTV                     1,843          --
          Other (a)              (14,104)       (6,250)
                                --------      --------

                                $  5,143        18,215
                                ========      ========

     (a) Prior to July 1997, Liberty Media Group's other investments included a 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributes STARZ!, a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group held the remaining 50.1% partnership interest.

          Encore Media Corporation ("Encore") (90% owned by Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a "Content Fee" for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such Content Fees aggregated $4,266,000 and $2,644,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

     As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock. At September 30, 1997, such pledged portion had an aggregate fair value of approximately $1.2 billion based upon the market value of the marketable common stock into which it is convertible.

     In connection with the TBS/Time Warner Merger, Liberty and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner Merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner a five year option to acquire the business of Southern through a purchase of assets. Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner announced its intention to exercise the option. Pursuant to the option, the consideration for the purchase of the business of Southern will be $213,333,333, payable in a form which is mutually acceptable of cash or Time Warner common stock together with the assumption of certain liabilities. The transaction is expected to close on December 31, 1997. At September 30, 1997, Liberty Media Group's investment in Time Warner, carried at cost, had an aggregate fair value of approximately $3 billion based upon the market value of the marketable common stock into which it is convertible.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)  Other Investments

     Other investments and related receivables are summarized as follows:

                                                                September 30,     December 31,
                                                                    1997             1996
                                                                  --------         --------
                                                                     amounts in thousands

     Marketable equity securities, at fair value                  $ 17,675              790

     Convertible debt, at cost, which approximates fair value         --             23,000

     Investment in preferred stock, including premium (a)          370,842             --

     Other investments, at cost, and related receivables            13,653           57,747
                                                                  --------         --------

                                                                  $402,170           81,537
                                                                  ========         ========

     (a) On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for $345 million in a new series of 30 year non-convertible 9% preferred stock of FKW (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million.

     Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $430 million and $162 million at September 30, 1997 and December 31, 1996, respectively. No independent external appraisals were conducted for those assets.

(7)  Debt

     Debt at December 31, 1996 represents borrowings by Encore pursuant to a bank credit facility which provided for borrowings up to $50 million through September 30, 1999. On July 7, 1997, Encore Media Group obtained a new $625 million senior, secured facility (the "Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. Interest on the Senior Facility is tied to the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore Media Group is required to pay a commitment fee which varies based on a leverage ratio. The credit agreement for the Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. The Senior Facility serves to replace the Encore bank credit facility which was terminated.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

     Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million. No borrowings were outstanding at September 30, 1997.

(8)  Combined Equity

     Stock Options and Stock Appreciation Rights

     Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of Liberty Media Group and members of the Board have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of Series A TCI Group Stock, Series A Liberty Group Stock and Series A TCI Ventures Group Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due to related parties.

     Transactions with TCI and Other Related Parties

     Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the nine months ended September 30, 1997 and 1996, Liberty Media Group was allocated $790,000 and $1,924,000, respectively, in corporate general and administrative costs by TCI.

     Entities included in Liberty Media Group lease satellite transponder facilities from TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the nine months ended September 30, 1997 and 1996, aggregated $8,347,000 and $9,082,000, respectively.

     Certain subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others (including TCI Ventures Group). Charges to TCI Group and TCI Ventures Group are based upon customary rates charged to others.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Subsequent to the Distribution and the Exchange Offers, all financial impacts of issuances of additional shares of TCI Group Stock will be attributed entirely to TCI Group, and all financial impacts of issuances of additional shares of Liberty Group Stock or TCI Ventures Group Stock, the proceeds of which are attributed to Liberty Media Group or TCI Ventures Group, will to such extent be reflected entirely in the combined financial statements of Liberty Media Group or TCI Ventures Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to TCI Group, and financial impacts of dividends or other distributions of Liberty Group Stock or TCI Ventures Group Stock will be attributed entirely to Liberty Media Group or TCI Ventures Group. Financial impacts of repurchases of Liberty Group Stock or TCI Ventures Group Stock, the consideration for which is charged to Liberty Media Group or TCI Ventures Group will be reflected entirely in the combined financial statements of Liberty Media Group or TCI Ventures Group, and financial impacts of repurchases of Liberty Group Stock or TCI Ventures Group Stock the consideration for which is charged to TCI Group will be attributed entirely to TCI Group.

     Effective July 11, 1997, pursuant to an Agreement and Plan of Merger, dated as of February 6, 1997, as amended (the "Merger Agreement"), by and among TCI, TCI Music, Inc., a wholly-owned subsidiary of TCI ("TCI Music"), TCI Merger Sub, a wholly-owned subsidiary of TCI Music ("Merger Sub") and DMX Inc. ("DMX"), Merger Sub was merged with and into DMX, with DMX as the surviving corporation (the "DMX Merger"). As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement. Pursuant to the Contribution Agreement, effective as of the closing of the DMX Merger: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock and a promissory note in the amount of $40 million (the "TCI Music Note"), (ii) until December 31, 2006, certain subsidiaries of TCI transferred to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to the 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX music services under affiliation agreements currently in effect (the "Contributed Net DMX Revenue"), (iii) TCI contributed to TCI Music certain commercial digital DMX tuners that are not in service as of the effective date of the DMX Merger (the "Contributed Tuners"), and (iv) TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the DMX Merger pursuant to the terms of a Rights Agreement among TCI, TCI Music and the rights agent (the "Rights Agreement"). The foregoing transactions are collectively referred to herein as the "Contribution." Upon consummation of the DMX Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of the issuance of fractional shares of TCI Music Series A Common Stock and Rights. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders (the "Put Price"), and, payable at the election of TCI, in cash, a number of shares of Series A TCI Group Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger (the "Put Period"), the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

     Subsequently, TCI Music and TCI entered into an Amended and Restated Contribution Agreement to be effective as of July 11, 1997 (the "Amended Contribution Agreement") which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver (in lieu of TCI's obligation to cause its affiliates to make contributions to TCI Music under the Contribution Agreement, as described above), to TCI Music monthly payments (adjusted annually for inflation) through 2017 (the "TCI Payments"). Pursuant to the Amended Contribution Agreement, the TCI Payments will represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to cable subscribers who receive the DMX service via C-Band satellite transmission (rather than digital compression technology) (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to an affiliation agreement) and (ii) compensation to TCI Music and DMX for various other rights.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

     Effective with the DMX Merger, TCI beneficially owns approximately 45.7% of the outstanding shares of the TCI Music Series A Common stock and 100% of the outstanding shares of TCI Music Series B Common Stock (together, the "TCI Music Common Stock"), which represents 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million of the TCI-owned TCI Music Series A Common Stock by assuming the obligation of the Rights Agreement and issuing an $80 million promissory note (the "Music Note") to TCI. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Common Stock for the benefit of entities included within the TCI Group. Additionally, Liberty Media Group may elect to pay $50,000,000 of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Following the above-described transaction, Liberty Media Group holds TCI Music Common Stock, which when combined with the TCI Music Common Stock received by Liberty Media Group in the DMX Merger, represents 86.05% of the equity and 98.31% of the voting power of TCI Music. Therefore, TCI Music is included in the financial results of Liberty Media Group as of the date of the DMX Merger.

     The estimated aggregate fair value of the consideration issued to entities not controlled by TCI (the "Unaffiliated Stockholders") in the DMX Merger and the carryover basis of the consideration issued to entities controlled by TCI has been allocated to excess cost as the net book values of DMX's assets and liabilities approximate their respective fair values. The number of shares and Rights issued is based upon DMX Common Stock ownership as of June 30, 1997. The estimated fair value of the consideration issued to Unaffiliated Stockholders in the DMX Merger is being accreted to the value of $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to minority interest. Excess cost is being amortized over ten years.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

     Due to Related Parties

     Borrowings from or loans to TCI Group and TCI Ventures Group bear interest at such rates and have repayment schedules and other terms as are established by the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources. The components of "Due to related parties" are as follows:

                                                               September 30,  December 31,
                                                                  1997            1996
                                                                --------       --------
                                                                 amounts in thousands
     Notes payable to TCI Group, including
          accrued interest                                      $438,246            --
     Intercompany account                                        119,162         42,149
                                                                --------       --------

                                                                $557,408         42,149
                                                                ========       ========

     Amounts outstanding under the notes payable to TCI Group bear interest at varying rates from 6.5% to 12.5%. Principal maturities are as follows: 1997
     - $308 million, 1998 - $81 million and 1999 - $41 million. During the nine months ended September 30, 1997, interest expense related to the notes payable to TCI Group aggregated approximately $7.2 million.

     The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Tax Sharing Agreement

     A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, Liberty Media Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to Liberty Media Group to the extent that the income tax attributes generated by Liberty Media Group and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and Liberty Media Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

     Effective October 1, 1997, (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

     Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

(9)  Commitments and Contingencies

     Encore Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 1997, these agreements require minimum payments aggregating approximately $776 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

     Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements.

     Estimates of stock compensation granted to employees of a subsidiary of Liberty Media Group have been recorded in the accompanying combined financial statements, but is subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt.

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

(1)  Material changes in financial condition:

     In August 1995, TCI issued two new series of stock which reflect the separate performance of Liberty Media Group. Liberty Media Group's assets include businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Liberty Media Group's assets also include businesses engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing. While the Liberty Group Stock constitutes common stock of TCI, issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. For additional information concerning the Liberty Group Stock, see note 1 to the accompanying combined financial statements. For information concerning transactions with TCI Group and TCI Ventures Group, see note 8 to the accompanying combined financial statements.

     During the nine months ended September 30, 1997, Liberty Media Group repurchased 611,000 shares of Series A Liberty Group Stock in open market transactions and 146,625 shares of Series A Liberty Group Stock from the spouse of an officer and director of TCI at an aggregate cost of $18,239,000. Such shares are reflected as a reduction of combined equity in the accompanying combined financial statements.

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

     During the third quarter of 1997, Liberty Media Group commenced a tender offer (the "Offer") to purchase up to an aggregate of 15 million shares of Liberty Group Stock at a price of $30 per share through October 3, 1997. Subsequent to September 30, 1997, Liberty Media Group repurchased 14,443,323 shares of Series A Liberty Group Stock and 54,716 shares of Series B Liberty Group Stock at an aggregate cost of approximately $435 million pursuant to the Offer.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

     The TBS/Time Warner Merger was consummated on October 10, 1996 whereupon Liberty Media Group received approximately 50.6 million shares of TW Exchange Stock in exchange for its TBS holdings. On June 24, 1997 Liberty Media Group granted Time Warner a five year option to acquire the business of Southern (the "Southern Option") through a purchase of assets. Liberty Media Group received
6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner announced its intention to exercise the Southern Option. Pursuant to the Southern Option, the consideration for the purchase of the business of Southern will be $213 million, payable in a form which is mutually acceptable of cash or Time Warner common stock, together with the assumption of certain liabilities. See note 5 to the accompanying combined financial statements.

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

     Encore Media Group's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. However, other subsidiaries, principally Southern and Netlink USA's ("Netlink") wholesale C-band satellite business are not restricted from making transfers of funds to other members of the group. The cash provided by operating activities of Southern is a significant source of cash available for distribution to Liberty Media Group as well as cash provided by operating activities of Netlink's wholesale C-band satellite business. However, Netlink's wholesale C-band satellite business, faces significant competition from other C-band distributors as well as direct broadcast satellite ("DBS") services, which were launched in 1994. Liberty Media Group believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1996, the C-Band industry decreased 4% to 2.3 million subscribers. A significant deterioration of the C-Band market could have a material effect on Netlink's wholesale C-band satellite business and consequently, Liberty Media Group's cash provided by operating activities. While the decrease in the C-Band industry, as well as the exercise of the Southern Option, could have an adverse effect on Liberty Media Group's cash provided by operating activities, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments and availability under certain credit facilities should provide adequate cash to meet its obligations.

     As of September 30, 1997, Liberty Media Group holds approximately 57 million shares of TW Exchange Stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


(1) Material changes in financial condition (continued):

     On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty Media Group which holds the Class C Stock and the Convertible Notes, contributed its Class C Stock and Convertible Notes to FKW in exchange for the FKW
Preferred Stock. As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million. See note 6 to the accompanying combined financial statements.

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

     Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million. No borrowings were outstanding at September 30, 1997.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1) Material changes in financial condition (continued):

     Effective July 11, 1997, pursuant to the Merger Agreement, Merger Sub was merged with and into DMX, with DMX as the surviving corporation. As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music. Effective with the DMX Merger, TCI beneficially owns approximately 45.7% of the outstanding shares of the TCI Music Series A Common stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which represents 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and
2.6 million of the TCI-owned TCI Music Series A Common Stock by assuming the obligation of the Rights Agreement and issuing the Music Note. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Common Stock for the benefit of entities included within the TCI Group. Additionally, Liberty Media Group may elect to pay $50,000,000 of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Following the above-described transaction, Liberty Media Group holds TCI Music Common Stock, which when combined with the TCI Music Common Stock received by Liberty Media Group in the DMX Merger represents 86.05% of the equity and 98.31% of the voting power of TCI Music. Therefore, TCI Music is included in the financial results of Liberty Media Group as of the date of the DMX Merger.

     In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement. Pursuant to the Contribution Agreement, effective as of the closing of the DMX Merger: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of TCI Music Series B Common Stock and the TCI Music Note, (ii) until December 31, 2006, certain subsidiaries of TCI transferred to TCI Music the right to receive the Contributed Net DMX Revenue, (iii) TCI contributed to TCI Music the Contributed Tuners, and (iv) TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one Right. The foregoing transactions are collectively referred to herein as the "Contribution." Upon consummation of the DMX Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock,
(ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of the issuance of fractional shares of TCI Music Series A Common Stock and Rights.

     The estimated fair value of the consideration issued to Unaffiliated Stockholders in the DMX Merger is being accreted to the value of $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders during the one-year period beginning on the effective date of the DMX Merger. Such accretion is reflected as an increase in excess cost with a corresponding increase to minority interest. See note 8 to the accompanying combined financial statements.

     Pursuant to the Amended Contribution Agreement between TCI Music and TCI, certain entities within the TCI Group are required to deliver to TCI Music monthly revenue payments (adjusted annually for inflation) through 2017.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1) Material changes in financial condition (continued):

     Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 1997, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $776 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

     The FCC has initiated a number of rulemakings to implement various provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other things, the 1996 Telecom Act requires the FCC to establish rules and implementation schedules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On August 22, 1997, the FCC released new rules which will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, Liberty Media Group's programming interests are expected to incur significant additional costs for closed captioning. On October 16, 1997, a number of parties petitioned the FCC to reconsider various provisions of these rules, and such petitions remain pending.

     Netlink has entered into an agreement in principle with representatives of the National Association of Broadcasters and of its television network affiliate members. Netlink's wholesale C-band satellite business uplinks the signals of broadcast television stations to C-Band packagers and marketers in the United States and Canada. In uplinking and selling the signals of broadcast television stations in the United States, Netlink's wholesale C-band satellite business is subject to certain FCC regulations and Copyright Act provisions. Pursuant to such provisions, Netlink's wholesale C-band satellite business may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network. The parties to the agreement will identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon finalization of the agreement and such identification, Netlink's wholesale C-band satellite business may be required to disconnect a substantial number of existing subscribers which would have a material adverse effect upon the operations of the Netlink wholesale C-band business.

     On August 1, 1997, the United States Copyright Office released a "Review of the Copyright Licensing Regimes Covering Retransmission of Broadcast Signals" in response to a request from the Chairman of the United States Senate Committee on the Judiciary. The Copyright Office recommended a number of significant changes in the laws regulating the copyright licensing of broadcast retransmissions which, if adopted, would have a significant impact upon Netlink. Congressional committees have held and scheduled hearings on such recommendations.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(1) Material changes in financial condition (continued):

     On October 28, 1997, the Librarian of Congress announced final rules increasing the monthly copyright royalty fee for the secondary transmission of superstations and broadcast stations by satellite carriers, such as Netlink, to 27 cents per subscriber for distant superstations and network stations. Such monthly fees had been 17.5 cents for superstations and 6 cents for network stations. The Librarian adopted the royalty fees which had been recommended by the Copyright Arbitration Royalty Panel in a report submitted to the Librarian on August 29, 1997. Although the Panel has recommended that the new fees be effective as of July 1, 1997, the Librarian determined that the fees will become effective on January 1, 1998. Consequently, the copyright fees paid by Netlink for the retransmission of broadcast signals to home satellite dish owners will increase significantly. The resulting increases in retail prices to subscribers may cause a substantial decrease in the number of subscribers to Netlink services. On October 30, 1997, the Satellite Broadcasting & Communications Association, of which Netlink is a member, filed a Petition for Review of the Librarian's decision with the United States Court of Appeals for the District of Columbia Circuit.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2)  Material changes in results of operations

     Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, ("Entertainment and Information Programming Services"). Through December 20, 1996, (the date of the merger of Home Shopping Network, Inc. ("HSN") with a subsidiary of Silver King Communications, Inc. ("Silver King") (the "HSN Merger") Liberty Media Group was also engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data have been provided below for Electronic Retailing Services, which include a retail function, and other Entertainment and Information Programming Services. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have not been reflected in the following table but are included in the following discussion. Liberty Media Group holds significant equity investments the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately under their own captions below.

                                          Three months ended September 30,
                                     -------------------------------------------
                                            1997                    1996
                                     ------------------     --------------------
                                              dollar amounts in thousands
Entertainment and Information
Programming Services

   Revenue                           100%    $  124,505        100%     $ 55,488
   Operating costs and expenses       80%        99,362         76%       42,280
   Stock compensation                  6%         7,406          --           --
   Depreciation and amortization       4%         4,988          2%        1,128
                                     ---     ----------     ------      --------

        Operating income              10%    $   12,749         22%     $ 12,080
                                     ===     ==========     ======      ========

Electronic Retailing Services

   Revenue                           N/A     N/A               100%     $234,321
   Cost of sales                     N/A     N/A                58%      136,992
   Operating costs and expenses      N/A     N/A                33%       77,093
   Depreciation and amortization     N/A     N/A                 4%        9,536
                                                            ------      --------

        Operating income             N/A     N/A                 5%     $ 10,700
                                                            ======      ========

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


(2) Material changes in results of operations (continued):

                                            Nine months ended September 30,
                                     ------------------------------------------------
                                             1997                       1996
                                     ---------------------     ----------------------
                                             dollar amounts in thousands

Entertainment and Information
Programming Services

   Revenue                           100%    $  243,536       100%     $298,236
   Operating costs and expenses       73%       177,657        80%      240,563
   Stock compensation                  5%        11,982          %
   Depreciation and amortization       3%         6,486         5%       14,393
                                     ---     ----------     -----      --------

        Operating income              19%    $   47,411        15%     $ 43,280
                                     ===     ==========     =====      ========

Electronic Retailing Services

   Revenue                           N/A     N/A              100%     $733,922
   Cost of sales                     N/A     N/A               62%      453,483
   Operating costs and expenses      N/A     N/A               31%      231,133
   Depreciation and amortization     N/A     N/A                4%       28,146
                                                             -----      --------

        Operating income             N/A     N/A                3%     $ 21,160
                                                             =====      ========


Entertainment and Information Programming Services

     As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations no longer consolidate with the financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses no longer consolidate with the financial results of Liberty Media Group. In addition, effective January 1, 1997, the operations for TV Network Corporation ("Intro") were discontinued and therefore, revenue from such operations was not realized in 1997. Consequently, revenue from Entertainment and Information Programming Services decreased 18% or $55 million for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. Revenue increased 124% or $69 million for the three months ended September 30, 1997 compared to third quarter of 1996. The increase in the third quarter is substantially due to the formation of Encore Media Group. Upon formation, the results of operations of STARZ! are combined with the financial results of Liberty Media Group. Additionally, effective July 1997, the results of operations for TCI Music are included in the financial results of Liberty Media Group. The impact of these acquisitions to revenue from Entertainment and Information Programming Services for the third quarter of 1997 is approximately $60 million. Revenue from the Encore services increased approximately $14 million and $38 million for the three months and nine months ended September 30, 1997, respectively. The increase in revenue from the Encore services is primarily due to increases in the number of units of their thematic multiplex services and the launch by TCI Group to 8 million customers of Encore Media Group's "MOVIEplex" (a cable service which offers theme-by-day movies). Rates increased by approximately 5% for Encore Media Group. Revenue from Encore Media Group increased approximately $3 million from increased management fees from affiliates during the nine months ended September 30, 1997 compared to 1996.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2) Material changes in results of operations (continued):

     Operating costs and expenses from Entertainment and Information Programming Services decreased 26% or $63 million for the nine months ended September 30, 1997, and increased 135% or $57 million for the quarter ended September 30, 1997, as compared to the corresponding periods of 1996. Because the operations of the regional sports programming businesses, the operations of Netlink's retail business and the operations of Intro were no longer included in Liberty Media Group's combined financial results during 1997, these businesses were primarily responsible for the decreases in operating costs and expenses in the nine months ended September 30, 1997. The operating expenses increase for the third quarter of 1997 is primarily due to the previously described acquisitions. Operating expenses from Entertainment and Information Programming Services includes $67 million from these acquisitions. Operating expenses, excluding stock compensation, relating to the Encore services increased approximately $5 million and $36 million during the three months and nine months ended September 30, 1997, respectively. Programming costs for the Encore Services and the thematic multiplex services increased due to more recent programming being purchased. Encore incurred approximately $2 million for costs associated with transitioning to digital technology during the nine months ended September 30, 1997. Increased marketing support resulting from higher subscribers and revenue accounted for $10 million of the increases in operating expenses relating to the Encore services for the nine months ended September 30, 1997. Increased national advertising was responsible for approximately $5 million and $17 million of the increase for the quarter and nine months, respectively. The remainder of the increases in the operating expenses relating to the Encore services excluding stock compensation was due to additional personnel and related costs supporting the overall growth of the company.

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

     Certain TCI Group corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the nine months ended September 30, 1997 and 1996, Liberty Media Group was allocated $790,000 and $1,924,000, respectively, in corporate general and administrative costs by TCI Group.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

(2) Material changes in results of operations (continued):

Other Income and Expense

     Liberty Media Group's share of earnings from affiliates was a loss of $8 million and earnings of $5 million for the three months and nine months ended September 30, 1997, compared to earnings of $5 million and $18 million for the corresponding periods of 1996. Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased $11 million and $22 million during the three and nine months ended September 30, 1997, respectively, compared to the same periods of 1996. Discovery's revenue increased 40% during the first nine months of 1997 compared to the same period in 1996. However, earnings before interest, taxes, depreciation and amortization for Discovery decreased by 21%, principally because of costs associated with launching new services (primarily Animal Planet), continuing investments in international services and the acquisition of The Nature Company. This decrease in share of earnings was partially offset by an increase in share of earnings of Superstar/Netlink in 1997 of $1 million and $6 million for the quarter and nine months of 1997 compared to the same periods in 1996. A decrease in Liberty Media Group's share of DMX's losses prior to the DMX Merger offset the increase in share of losses of affiliates attributable to its interest in Discovery. Additionally, Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $1 million and $4 million during the three months and nine months ended September 30, 1997 compared to the same periods of 1996. QVC's revenue increased by 12% during the first nine months of 1997, resulting in a corresponding 11% increase in earnings before interest, taxes, depreciation and amortization over the first nine months of 1996.

     Dividend and interest income increased $6 million and $22 million during the quarter and nine months ended September 30, 1997, respectively, compared to the corresponding periods of 1996, principally due to the dividends received on the TW Exchange Stock acquired in October 1996 as well as the FKW Preferred Stock. Additionally, interest income on excess cash balances increased $7 million during the nine months of 1997 and decreased $2 million for the third quarter of 1997, compared to 1996.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)
                             Combined Balance Sheets

                                   (unaudited)


                                                                                  September 30,     December 31,
                                                                                     1997             1996
                                                                                  -----------        -------
Assets                                                                               amounts in thousands
Cash and cash equivalents                                                          $  341,550        105,527

Trade and other receivables, net                                                       85,894        115,491

Film inventory and other prepaid expenses                                              26,276         85,998

Investments in Sprint Spectrum Holding Company, L.P. and MinorCo,
   L.P. (and their respective predecessor) and PhillieCo L.P.
   (collectively, the "PCS Ventures"), accounted for under the equity
   method (note 6)                                                                    674,151        829,651

Investment in Telewest Communications plc ("Telewest"), accounted for under the
   equity method (note 7)                                                             352,235        488,495

Investment in Teleport Communications Group, Inc. ("Teleport"),
   accounted for under the equity method, and related receivables
   (note 8)                                                                           255,511        276,112

Investment in other affiliates, accounted for under the equity method, and
   related receivables (note 9)                                                       597,212        474,599

Property and equipment, at cost:
   Land                                                                                 7,979          7,837
   Distribution systems                                                             1,045,249        761,191
   Support equipment and buildings                                                    148,246        208,294
                                                                                   ----------    -----------
                                                                                    1,201,474        977,322
   Less accumulated depreciation                                                      298,804        240,322
                                                                                   ----------    -----------
                                                                                      902,670        737,000
                                                                                   ----------    -----------

Franchise costs and other intangible assets                                           994,805      1,029,842
   Less accumulated amortization                                                      138,390        103,631
                                                                                   ----------    -----------
                                                                                      856,415        926,211
                                                                                   ----------    -----------

Other assets, net of amortization                                                     326,502        220,619
                                                                                   ----------    -----------

                                                                                   $4,418,416      4,259,703
                                                                                   ==========    ===========


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)
                       Combined Balance Sheets, continued

                                   (unaudited)


                                                               September 30, December 31,
                                                                   1997          1996
                                                                ----------   ----------
Liabilities and Combined Equity                                  amounts in thousands
Accounts payable                                                $   42,210       71,776

Accrued liabilities                                                112,586      148,962

Customer prepayments                                               143,519      100,670

MultiThematiques Obligation (note 9)                                27,338       47,902

Capital lease obligations                                          372,440      199,961

Debt (note 10)                                                     564,230      526,254

Deferred income taxes                                              262,572      220,306

Other liabilities                                                   48,342       21,477
                                                                ----------   ----------

         Total liabilities                                       1,573,237    1,337,308
                                                                ----------   ----------

Minority interests in equity of subsidiaries                       275,926      370,879

Combined equity:
   Combined equity                                               2,588,696    2,686,794
   Cumulative foreign currency translation adjustments                 208       26,146

   Unrealized holding gains for available-for-sale securities       17,554       15,077
                                                                ----------   ----------
                                                                 2,606,458    2,728,017

   Due from related parties (note 11)                              (37,205)    (176,501)
                                                                ----------   ----------

         Total combined equity                                   2,569,253    2,551,516
                                                                ----------   ----------

Commitments and contingencies (notes 6, 9 and 12)
                                                                $4,418,416    4,259,703
                                                                ==========   ==========


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                                   (unaudited)

                                                            Three months ended        Nine months ended
                                                               September 30,            September 30,
                                                          ----------------------    ----------------------
                                                            1997         1996         1997         1996
                                                          ---------    ---------    ---------    ---------
                                                                       amounts in thousands,
                                                                     except per share amounts
Revenue (note 11)                                         $ 258,942      238,590      758,082      637,670

Operating costs and expenses:
   Operating (note 11)                                      149,195      142,742      428,635      372,309
   General and administrative (note 11)                      64,050       70,283      194,469      188,855
   Stock compensation (note 12)                              55,774       (4,468)      68,699       (6,930)
   Depreciation and amortization                             52,984       38,405      138,149      103,617
                                                          ---------    ---------    ---------    ---------
                                                            322,003      246,962      829,952      657,851
                                                          ---------    ---------    ---------    ---------

        Operating loss                                      (63,061)      (8,372)     (71,870)     (20,181)

Other income (expense):
   Share of losses of PCS Ventures (note 6)                (147,051)     (30,615)    (304,436)     (78,358)
   Share of losses of Telewest (note 7)                     (37,880)     (29,003)    (111,338)     (99,206)
   Share of losses of Teleport (note 8)                     (15,600)     (11,011)     (43,417)     (31,591)
   Share of losses of other affiliates (note 9)             (26,941)     (19,435)     (77,350)     (56,337)
   Interest expense                                         (14,612)     (10,845)     (41,178)     (36,536)
   Interest income (note 11)                                  4,982        5,180        8,883       18,547
   Minority interests' share of (gains) losses                1,525        5,747       (6,935)      21,992
   Foreign currency transaction gains (losses)                 (823)         609         (425)       4,040
   Gain on disposition of assets (note 9)                    75,905           --      104,774           --
   Gain on issuance of stock by attributed entity (note 4)   60,233           --       60,233           --
   Gain on sale of stock by equity investee (note 8)             --       12,410       21,251       12,410
   Other, net                                                (2,850)         305        3,800        6,162
                                                          ---------    ---------    ---------    ---------
                                                           (103,112)     (76,658)    (386,138)    (238,877)
                                                          ---------    ---------    ---------    ---------

        Loss before income taxes                           (166,173)     (85,030)    (458,008)    (259,058)

Income tax benefit                                           40,440       36,207      143,117       74,293
                                                          ---------    ---------    ---------    ---------

        Net loss                                          $(125,733)     (48,823)    (314,891)    (184,765)
                                                          =========    =========    =========    =========

Pro forma loss  per common share (note 1)                 $    (.61)                    (1.54)
                                                          =========                 =========


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Equity

                      Nine months ended September 30, 1997
                                   (unaudited)


                                                                                       Cumulative
                                                                                        foreign
                                                                                       currency
                                                                                      translation
                                                                        Combined      adjustment,
                                                                         equity       net of taxes
                                                                       -----------    -----------
                                                                           amounts in thousands
Balance at January 1, 1997                                             $ 2,686,794         26,146

    Net loss                                                              (314,891)            --
    Adjustment in connection with the issuance of ordinary shares by
      Flextech p.l.c. (note 9)                                              98,555             --
    Foreign currency translation adjustment                                     --        (25,938)
    Unrealized holding gains for available-for-sale securities                  --             --
    Adjustment due to gain deferred by related party (note 11)              46,543             --
    Repayment of amounts due from related party                                 --             --
    Interest income from related party                                      (4,251)            --
    Stock compensation                                                      56,305             --
    Revenue from related parties                                           (24,508)            --
    Operating costs to related parties                                      22,961             --
    Corporate general and administrative cost allocations                    5,899             --
    Intergroup tax allocation                                             (150,567)            --
    Other intercompany transfers                                           165,856             --
                                                                       -----------    -----------
Balance at September 30, 1997                                            2,588,696            208
                                                                       ===========    ===========

                                                                       Unrealized
                                                                        holdings
                                                                       gains for
                                                                       available-
                                                                        for-sale     Due to(from)
                                                                       securities,     related         Total
                                                                       net of taxes    parties         equity
                                                                       -----------   -----------    -----------
                                                                                   amounts in thousands
Balance at January 1, 1997                                                  15,077      (176,501)     2,551,516

    Net loss                                                                    --            --       (314,891)
    Adjustment in connection with the issuance of ordinary shares by
      Flextech p.l.c. (note 9)                                                  --            --         98,555
    Foreign currency translation adjustment                                     --            --        (25,938)
    Unrealized holding gains for available-for-sale securities               2,477            --          2,477
    Adjustment due to gain deferred by related party (note 11)                  --            --         46,543
    Repayment of amounts due from related party                                 --       149,245        149,245
    Interest income from related party                                          --           (89)        (4,340)
    Stock compensation                                                          --        12,394         68,699
    Revenue from related parties                                                --        (3,064)       (27,572)
    Operating costs to related parties                                          --         2,871         25,832
    Corporate general and administrative cost allocations                       --           737          6,636
    Intergroup tax allocation                                                   --       (13,127)      (163,694)
    Other intercompany transfers                                                --        (9,671)       156,185
                                                                       -----------   -----------    -----------
Balance at September 30, 1997                                                17,554      (37,205)     2,569,253
                                                                        ===========   ===========    ===========


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows

                                   (unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                ---------    ---------
                                                                                 amounts in thousands
                                                                                     (see note 2)
Cash flows from operating activities:
  Net loss                                                                      $(314,891)    (184,765)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                             138,149      103,617
        Programming rights provision                                                   --        8,706
        Stock compensation                                                         68,699       (6,930)
        Share of losses of PCS Ventures                                           304,436       78,358
        Share of losses of Telewest                                               111,338       99,206
        Share of losses of Teleport                                                43,417       31,591
        Share of losses of other affiliates                                        77,350       56,337
        Minority interests' share of earnings (losses)                              6,935      (21,992)
        Gain on issuance of stock by attributed entity                            (60,233)          --
        Gain on sale of stock by equity investee                                  (21,251)     (12,410)
        Gain on disposition of assets                                            (104,774)          --
        Unrealized foreign currency transaction gains                                 (22)      (4,110)
        Accretion of discount on MultiThematiques Obligation                        2,357        4,756
        Deferred income tax expense                                                16,750       19,649
        Intergroup tax allocation                                                (163,694)    (103,873)
        Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech:
             Change in receivables                                                   (284)      (2,447)
             Change in film inventory and other prepaid expenses                   (2,331)     (23,888)
             Change in payables, accruals, customer prepayments and other
                 liabilities                                                       31,073       11,729
                                                                                ---------    ---------

                     Net cash provided by operating activities                  $ 133,024       53,534
                                                                                ---------    ---------


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued


                                   (unaudited)


                                                                                Nine months ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               1997         1996
                                                                             ---------    ---------
                                                                              amounts in thousands
                                                                                   (see note 2)
Cash flows from investing activities:
    Effect of the deconsolidation of Flextech on cash and cash equivalents   $ (38,142)          --
    Investments in and loans to affiliates and others                         (364,752)    (381,734)
    Proceeds from dispositions of assets                                       178,929       67,790
    Cash invested in certificates of deposit                                        --      (23,966)
    Cash received (paid) in connection with acquisitions, net                  (39,558)      11,863
    Capital expended for property and equipment                               (145,186)    (133,900)
    Repayments received on loans to affiliates                                  72,836        1,279
    Deposit received on sale of interest in Cablevision S.A                     21,000           --
    Cash paid to purchase minority interests                                        --       (4,636)
    Other, net                                                                  21,039       12,986
                                                                             ---------    ---------

                 Net cash used in investing activities                        (293,834)    (450,318)
                                                                             ---------    ---------

Cash flows from financing activities:
    Borrowings of debt                                                         225,780       82,769
    Repayments of debt                                                        (230,109)    (202,398)
    Repayments of capital lease obligations                                     (5,019)     (11,190)
    Open market repurchases of common stock                                    (42,014)          --
    Net proceeds from issuance of common stock                                  99,868        9,990
    Proceeds from issuance of preferred stock                                   48,147           --
    Payment of deferred financing costs                                           (950)      (9,811)
    Contributions from minority interest owners                                     --        3,548
    Distribution to minority interest owners                                    (8,488)          --
    Issuance of debentures                                                          --      345,000
    Loan to TCI ("TCI Note Receivable")                                             --     (336,375)
    Repayments received on TCI Note Receivable                                 149,245      101,316
    Amounts contributed to combined equity                                     165,856      358,250
    Change in amounts due from related parties                                  (5,483)          --
                                                                             ---------    ---------

                 Net cash provided by financing activities                     396,833      341,099
                                                                             ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                        --          244
                                                                             ---------    ---------

                 Net increase (decrease) in cash and
                    cash equivalents                                           236,023      (55,441)

                 Cash and cash equivalents:
                    Beginning of period                                        105,527      141,754
                                                                             ---------    ---------

                    End of period                                            $ 341,550       86,313
                                                                             =========    =========


See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1997

                                   (unaudited)

(1)      Basis of Presentation

         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock") which reflects the separate performance of the TCI Ventures Group, as defined below. As of September 30, 1997, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 30% equity interest (representing a 37% voting interest) in Teleport, a competitive local exchange carrier, and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) TCI's 40% equity interest (representing a 85% voting interest) in United Video Satellite Group, Inc. ("UVSG"), which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC w/tci"), an 80%-owned subsidiary of TCI which is a developer and distributor of for-profit education, training and communications services and products, National Digital Television Center, Inc. ("NDTC"), which provides digital compression and authorization services to programming suppliers and to video distribution outlets and TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C., ("SUMMITrak"), wholly-owned subsidiaries of TCI, which prior to the September 1997 sale of the majority of such subsidiaries' assets, owned assets related to an integrated network-based information management system. See note 11. The foregoing subsidiaries and assets are collectively referred to as "TCI Ventures Group." The stocks of TINTA, Teleport, @Home and UVSG are traded on the National Market tier of The Nasdaq Stock Market.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The TCI Ventures Group does not include any business that uses TCI's domestic cable network to distribute services to customers (e.g., cable, telephony and Internet services). Such domestic "distribution" businesses will continue to be attributed to the TCI Group.

         The TCI Ventures Group may also include such other assets and liabilities of the TCI Group as the Board may in the future determine to attribute or sell to the TCI Ventures Group and such other businesses, assets and liabilities that TCI or any of its subsidiaries may in the future acquire for the TCI Ventures Group, as determined by the Board. It is currently the intention of TCI that any businesses, assets and liabilities so attributed to the TCI Ventures Group in the future would not include assets and liabilities of TCI's domestic programming businesses and investments or its domestic cable operations (including its businesses which utilize its cable network to distribute telephony and Internet services).

         The "TCI Group" is intended to reflect the performance of those businesses of TCI not attributed to the "Liberty Media Group" (which is intended to reflect the performance of TCI's business which produces and distributes programming services) or the TCI Ventures Group. Collectively, the TCI Group, the Liberty Media Group and the TCI Ventures Group are referred to as the "Groups" and individually may be referred to herein as a "Group".

         The common stockholders' equity value of TCI attributable to the TCI Ventures Group that, at any relevant time, is attributed to the TCI Group, and accordingly, not represented by outstanding TCI Ventures Group Stock is referred to as "Inter-Group Interest". Prior to the issuance of shares of TCI Ventures Group Stock, the Inter-Group Interest of the TCI Group in the TCI Ventures Group was 100%.

         While the TCI Ventures Group Stock constitutes common stock of TCI, issuance of the TCI Ventures Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         Holders of Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"), Series A Liberty Media Group and Series B Liberty Media Group common stock ("Liberty Media Group Stock") and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.

         Prior to stockholder approval to issue the TCI Ventures Group Stock, TCI commenced offers (the "Exchange Offers") to exchange shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock for shares of Tele-Communications, Inc. Series A and Series B TCI Group common stock, respectively, (representing approximately 30% of the outstanding shares of each such series as of June 30, 1997, excluding shares held by majority-owned subsidiaries of TCI) in the ratio of one share of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of Series A TCI Group Common Stock and 16,266,400 shares of Series B TCI Group Common Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively. The aggregate number of shares of TCI Ventures Group Stock issued in the Exchange Offers represented 100% of the common stockholders' equity value of TCI attributable to the TCI Ventures Group. Accordingly, the Inter-Group Interest of the TCI Group was reduced to zero upon consummation of the Exchange Offers.

         In addition to the shares of TCI Ventures Group Stock issued in the Exchange Offers, at September 30, 1997, 18,547,213 shares of Series A TCI Ventures Group Stock were reserved for issuance upon exchange of certain outstanding convertible notes issued by a subsidiary of TCI and upon exercise of certain stock options.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among the TCI Group, the Liberty Media Group and the TCI Ventures Group for the purpose of preparing the combined financial statements of the TCI Group, the Liberty Media Group and the TCI Ventures Group, the change in the capital structure of TCI resulting from the issuance of TCI Ventures Group Stock did not affect legal title to such assets or responsibility for such liabilities of TCI or any of its subsidiaries. Holders of TCI Group Stock, Liberty Media Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of TCI Ventures Group and the market price of shares of TCI Ventures Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of, preferred stock, would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Ventures Group financial information should be read in conjunction with the TCI financial information.

         Dividends on the TCI Ventures Group Stock will be payable at the sole discretion of the Board out of the lesser of the assets of TCI legally available for dividends or the available dividend amount with respect to TCI Ventures Group, as defined. Determinations to pay dividends on TCI Ventures Group Stock are based primarily upon the financial condition, results of operations and business requirements of TCI Ventures Group and TCI as a whole.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim combined financial statements should be read in conjunction with the TCI Ventures Group's December 31, 1996 audited financial statements and notes thereto.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. TCI Ventures Group does not expect that Statement No. 128 will have a material impact on the calculation of the TCI Ventures Group's loss per share.

         The loss attributable to TCI Ventures Group's stockholders per common share for the three and nine month periods ended September 30, 1997 was computed using historical losses and a weighted average share number that reflects pro forma common shares outstanding of 204.9 million for the 1997 period ended on the September 10 consummation of the Exchange Offers and actual weighted average shares outstanding for the remainder of the 1997 periods.

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

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $45 million and $36 million during the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $28 million and $22 million during the nine months ended September 30, 1997 and 1996, respectively.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The net cash paid (received) by the TCI Ventures Group in acquisitions is as follows:

                                                           Nine months ended
                                                             September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
                                                          amounts in thousands
Fair value of assets acquired                             $ 79,555    403,234
Issuance of notes payable                                       --     (1,000)
Liabilities assumed, net of current assets                 (38,482)  (103,769)
Increase in minority interests in equity of
    subsidiaries due to issuance of shares by
    Flextech                                                    --    (43,223)
Minority interest in equity of acquired entity              (1,515)   (71,101)
Increase in combined equity resulting from
    preferred stock issued in acquisition                       --   (196,004)
                                                          --------    -------
        Cash paid (received) in acquisitions              $ 39,558    (11,863)
                                                          ========    =======

Property and equipment purchased under capital
    leases                                                $168,326     63,656
                                                          ========    =======

The effects of changing the method of accounting for the TCI Ventures Group's ownership interest in Flextech (see note 9) from the consolidation method to the equity method are summarized below (amounts in thousands):

Assets reclassified to equity investments                    $177,003
Liabilities reclassified to equity investments                (72,512)
Minority interests in equity of subsidiaries reclassified to
     equity investments                                      (142,633)
                                                             --------
Decrease in cash and cash equivalents                        $(38,142)
                                                             ========


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(3)      Acquisitions

         (a)      OCC Acquisition

                  On October 1, 1996, Cablevision S.A. ("Cablevision"), a subsidiary ot TINTA, acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC"), a cable television operation in the west of the greater Buenos Aires metropolitan area, for a purchase price of $112.2 million (the "OCC Acquisition"). Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt of approximately $45 million in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes were repaid in their entirety during the second quarter of 1997. The OCC Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of OCC have been consolidated with those of TINTA since the date of acquisition and TINTA recorded OCC's assets and liabilities at fair value.

         (b)      UVSG Merger

                  On January 25, 1996, the stockholders of UVSG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended, among UVSG, TCI and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into UVSG, with UVSG as the surviving corporation (the "UVSG Merger"). TCI acquired 12,373,294 shares of UVSG Class B common stock and 2,145,466 shares of UVSG Class A common stock, together representing approximately 40% of the issued and outstanding common stock of UVSG and approximately 86% of the total voting power of UVSG common stock immediately after the UVSG Merger, resulting in UVSG becoming a majority-controlled subsidiary of TCI that is combined with the TCI Ventures Group. The UVSG Merger has been accounted for by the purchase method. Accordingly, the results of operations of UVSG have been combined with those of the TCI Ventures Group since the date of acquisition and the TCI Ventures Group recorded UVSG's assets and liabilities at fair value.

         (c)      Satellite Joint Venture

                  On August 9, 1996, UVSG and Liberty Media Group executed an amended and restated agreement under which UVSG and Liberty Media Group contributed their retail C-band home satellite dish business' assets, obligations and operations, effective April 1, 1996, to Superstar/Netlink Group LLC, a new entity owned 50% each by UVSG and Liberty Media Group (the "Satellite Joint Venture"). The combination was accounted for as a merger of businesses under common control, whereby the assets and obligations of both UVSG and Liberty Media Group which were contributed to the venture were reflected at their historical cost. The operations of the Satellite Joint Venture have been consolidated, effective April 1, 1996, with the operating results of UVSG as UVSG has voting control over the Satellite Joint Venture's operations.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)      @Home

         On July 11, 1997 @Home completed its initial public offering (the "IPO"), in which 10,350,000 shares of @Home common stock were sold to the public for aggregate cash consideration of approximately $109 million before commissions and fees. As a result of the IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

         Effective October 2, 1997, @Home entered into a Letter Agreement and Term Sheet with Cablevision Systems Corporation ("CSC"), and it's parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner, Perkins, Caufield & Byers and TCI (the "CSC Agreement"). The CSC Agreement provides that CSC will enter into a Master Distribution Agreement for the distribution of @Home's high speed residential consumer Internet access services on substantially the same terms and conditions as agreements previously entered into with TCI, Comcast and Cox. The CSC Agreement provides for the issuance to CSC and CSC Parent of a warrant to purchase up to 7,875,784 shares of @Home's Series A common stock at an exercise price of $.50 per share (the CSC Warrant"). The CSC Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The CSC Agreement provides for the issuance of an additional warrant to CSC to purchase up to 3,071,152 shares of @Home's Series A common stock at an exercise price of $.50 per share under certain conditions (the "CSC Contingent Warrant"). The CSC Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(5)      Cablevision

         At September 30, 1997, TINTA had a 51% ownership interest in Cablevision. On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. ("Telefonica," together with CEI, the "Buyers") for cash proceeds of $120 million ($21 million of which was received during the third quarter of 1997). In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.24%. Cash proceeds received by TINTA of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. TINTA will continue to have the right to manage Cablevision (pursuant to renewable a five-year management contract that was entered into in connection with the Cablevision Sale), and all material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Buyers also purchased the additional 39% interest in Cablevision that TINTA had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA will cease to consolidate Cablevision and will begin to account for Cablevision using the equity method of accounting.

         Prior to 1997, none of Cablevision's operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's net earnings caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, TINTA began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1996, TINTA would have allocated an additional $4.3 million and $12.9 million during the nine months ended September 30, 1997 and 1996, respectively, of Cablevision's net earnings to the minority interest.

(6)      Investments in PCS Ventures

         TCI Ventures Group is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using PCS systems, to residential and business customers nationwide, using the "Sprint" brand. The PCS Ventures include Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast, Cox and TCI. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         From inception through September 1997, the four partners (the "Sprint PCS Partners") have contributed approximately $3.7 billion to the Sprint PCS Partnerships (of which TCI Telephony contributed an aggregate of approximately $1.1 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The TCI Ventures Group expects that the remaining approximately $0.5 billion of such amount (of which TCI Telephony's share is approximately $0.2 billion) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The TCI Ventures Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

         Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extent that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion; however, based on the currently expected timing and use of the partners' contributions to Sprint Spectrum, the TCI Ventures Group currently believes that such agreement will not result in TCI Telephony being required to make any incremental capital contributions in addition to its pro rata portion of the aforementioned $4.2 billion amount.

         Summarized unaudited results of operations for the PCS Ventures are as follows:

                                                     Nine months ended
                                                       September 30,
                                                 --------------------------
                                                    1997           1996
                                                 -----------    -----------
                                                    amounts in thousands
           Combined Operations

               Revenue                           $   110,528             71
               Operating, selling, general and
                 administration expenses            (789,583)      (164,028)
               Depreciation and amortization        (189,924)        (1,847)
                                                 -----------    -----------

                 Operating loss                     (868,979)      (165,804)

               Interest expense                      (55,568)          (297)
               Other, net                            (96,911)       (94,644)
                                                 -----------    -----------
                 Net loss                        $(1,021,458)      (260,745)
                                                 ===========    ===========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(7)      Investment in Telewest

         At September 30, 1997, TINTA indirectly owned, through its 50% ownership interest in TW Holdings, Inc., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest's ordinary shares was L.0.825 ($1.34) at September 30, 1997.

         As a result of Telewest's 1995 issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to convert the U.S. dollar into the United Kingdom ("UK") pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1997 and 1996, Telewest experienced foreign currency transaction losses of L.32.8 million ($54.5 million using the applicable exchange rate) and
         L.55.2 million ($84.6 million using the applicable exchange rate), respectively, resulting from the conversion of the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate TINTA's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6393 to 1 and
         1.5411 to 1 during the nine months ended September 30, 1997 and 1996, respectively. The spot rate used to translate TINTA's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6185 to 1 and 1.7125 to 1 at September 30, 1997 and December 31, 1996, respectively.

         Summarized unaudited results of operations of Telewest are as follows:


                                         Nine months ended
                                           September 30,
                                      ------------------------
                                        1997            1996
                                      ---------      ---------
                                        amounts in thousands

Revenue                               $ 460,646        318,144
Operating, selling, general and
     administrative expenses           (408,038)      (326,693)
Depreciation and amortization          (239,987)      (159,643)
                                      ---------      ---------

      Operating loss                   (187,379)      (168,192)

Share of losses of affiliates           (26,078)       (17,626)
Interest expense, net                  (154,510)       (98,389)
Foreign currency transaction loss       (54,487)       (84,632)
Other, net                                  339           (197)
                                      ---------      ---------

      Net loss                        $(422,115)      (369,036)
                                      =========      =========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(8)       Investment in Teleport

          Teleport is a competitive local exchange carrier which provides integrated local telecommunications services in major metropolitan markets nationwide. Teleport's customers are principally telecommunications intensive businesses, long distance carriers and resellers of wireless communications.

          The TCI Ventures Group's investment in Teleport is accounted for under the equity method of accounting.

          During 1997, Teleport issued 4,857,083 shares of Class A common stock at an average price per share of $19.25 for certain acquisitions. The total consideration paid by Teleport through the issuance of common stock was approximately $93 million. As a result of Teleport issuing additional shares the TCI Ventures Group's ownership interest in Teleport was reduced from approximately 31% to approximately 30%. Accordingly, the TCI Ventures Group recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million).

          Summarized unaudited combined results of operations for Teleport are as follows:

                                             Nine months ended
                                              September 30,
                                        ------------------------
                                           1997           1996
                                        ---------      ---------
                                          amounts in thousands
Combined Operations

    Revenue                             $ 343,914        180,271
    Operating, selling, general and
      administrative expenses            (317,309)      (161,403)
    Depreciation and amortization        (107,437)       (51,984)
                                        ---------      ---------

         Operating loss                   (80,832)       (33,116)

    Interest expense                      (88,944)       (44,451)
    Other, net                             19,632          5,428
                                        ---------      ---------
         Net loss                       $(150,144)       (72,139)
                                        =========      =========


(9)       Investments in Other Affiliates

          The TCI Ventures Group's affiliates other than Telewest, PCS Ventures and Teleport that are accounted for using the equity method (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries.

          Certain of the Other Affiliates are general partnerships and any TCI subsidiary attributed to the TCI Ventures Group that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Agreements governing the TCI Ventures Group's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the TCI Ventures Group could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the TCI Ventures Group and/or other subsidiaries of TCI have guaranteed the performance of the subsidiary that directly holds the TCI Ventures Group's investment.

         The following table reflects the TCI Ventures Group's carrying amount (including receivables) of the Other Affiliates:

                                                       September 30,     December 31,
                                                           1997             1996
                                                         --------         --------
                                                            amounts in thousands

               Flextech (a)                              $275,720             --
               MultiThematiques S.A
                   ("MultiThematiques") (b)                71,334           84,007
               Liberty/TINTA LLC (c)                       65,143           63,227
               Jupiter Telecommunications Co., Ltd.
                   ("Jupiter")                             59,290           47,251
               United International Investments            26,251           25,598
               Bresnan International Partners
                   (Chile), L.P.                           23,987           34,408
               Bresnan International Partners
                   (Poland), L.P.                          22,709           27,951
               Jupiter Programming Co., Ltd. ("JPC")       15,665            2,830
               Flextech Affiliates (d)                       --            129,563
               Other                                       37,113           59,764
                                                         --------         --------
                                                         $597,212          474,599
                                                         ========         ========

     (a)       Flextech

               At September 30, 1997, TINTA owned 57,889,033 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, approximately 50% of the aggregate voting interests attributable to such Flextech share capital. TINTA's ownership interest in the issued and outstanding share capital of Flextech was 48.8% during the three months ended March 31, 1996, 46.2% from April 1996 through April 1997, 35.9% from April 1997 through June 1997, 36.3% from July 1997 through September 1997, and 36.8% from September 1997 to the present. TINTA's voting interest in Flextech was 50.6% throughout 1996.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


               In January 1997, TINTA reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 Flextech Ordinary Shares at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions, as described below. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech, allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. So long as the Proxy remains outstanding, TINTA's 50% voting interest will be reduced by the 960,850 votes represented by the Proxy. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group. In light of TINTA's decreased voting interest in Flextech, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.

               In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and TINTA through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at L.7.20 ($11.65) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

               Each of the Principal Joint Venture and the Second Joint Venture have entered into programming license agreements with the British Broadcasting Corporation (the "BBC License Agreements"), under which such joint ventures will have the right to acquire licenses to broadcast programming originated by the British Broadcasting Corporation on the channels which the joint ventures are to operate. The BBC License Agreements, which contain certain exclusivity provisions, have initial terms of 15 years, which terms will automatically be extended for an additional 15 years unless the relevant joint venture elects to give notice to the contrary.

               As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($16.2 million).

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


               In addition to Flextech's April 1997 purchase of L.22 million ($35.6 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of L.88 million ($142.4 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($48.6 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

               If BBC Worldwide requires TINTA to perform Flextech's funding obligations pursuant to the Standby Commitment, then TINTA will acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of TINTA. Flextech will pay commitment and standby fees to TINTA for its undertaking under the Standby Commitment. If Flextech repays to TINTA all loans TINTA makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after TINTA first becomes obligated to perform Flextech's financial obligations, Flextech may reacquire its interest in the Principal Joint Venture for L.1.00. TINTA may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

               So long as TINTA is contingently obligated under the Standby Commitment, it has been agreed that Flextech (i) will not sell any of its direct or indirect interests in the Principal Joint Venture, (ii) will not conduct its business in such a way as is likely to cause it to be in material breach of any material contracts or to have insufficient working capital to meet its funding obligation to the Principal Joint Venture, and (iii) will use its available resources to subscribe for any outstanding loan stock of the Principal Joint Venture, if and to the extent required by TINTA at any time after December 31, 2011.

               As a result of the issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of UKLL and UKGL which Flextech did not already own, and the associated dilution of TINTA's ownership interest in Flextech, TINTA recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to "Combined equity" and a $53.1 million increase to "Deferred income tax liability." No gain was recognized in the statement of operations due primarily to TINTA's contingent obligations under the Standby Commitment.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


               On July 7, 1997, TINTA purchased from certain officers of Flextech 748,435 Flextech Ordinary Shares for a per share price of L.6.225 ($10.29 at the applicable exchange rate). In addition, on September 29, 1997, TINTA purchased 800,000 Flextech Ordinary Shares for a per share price of L.6.05 ($9.76 at the applicable exchange rate). As a result of such purchases, TINTA's ownership interest in the issued and outstanding share capital of Flextech increased to 36.8%.

          (b)  MultiThematiques

               On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in MultiThematiques, a European programming company that is one-third owned by each of TINTA and two French media companies. In addition, TINTA contributed to MultiThematiques FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.0 million ($19.5 million at the applicable exchange rate) on December 13, 1996 and February 13, 1997, respectively. TINTA has agreed to contribute an additional FF164.0 million ($27.7 million) by no later than December 13, 1997.

               TINTA's obligation to make the above-described additional FF369.1 million in contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such contributions (using a discount rate of 10%) prior to their payment to MultiThematiques has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying combined balance sheets. During the nine months ended September 30, 1997 and 1996, TINTA experienced unrealized foreign currency transaction gains of $1.6 million and $3.4 million, respectively, with respect to the MultiThematiques Obligation.


               TINTA has entered into a forward contract that allows TINTA to purchase FF164.0 million at a price of FF5.5367 per U.S. dollar ($29.6 million) on December 13, 1997. For accounting purposes, TINTA is treating this contract as a hedge of its December 13, 1997 contribution obligation.

          (c)  Liberty/TINTA LLC

               Liberty/TINTA LLC (the "LLC") is a limited liability company owned in equal parts by subsidiaries of TINTA and the Liberty Media Group. TINTA may make additional cash contributions totaling approximately $16 million to the LLC to fund the operations of the joint venture between the LLC and News Corporation Limited ("News Corp.") ("Fox Sports International").

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


               On April 19, 1996, TINTA, Torneos y Competencias S.A. ("Torneos") and the Torneos stockholders from whom TINTA previously acquired its 35% interest entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. The rights under the TINTA/Torneos Sports Agreement have been assigned to Fox Sports International.

               During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos to the LLC and (ii) certain Australian sports rights to News Corp.

          (d)  Flextech Affiliates

               Due to the January 1, 1997 deconsolidation of Flextech described in (a) above, Flextech's equity method affiliates (the "Flextech Affiliates") are no longer included with the Other Affiliates, but are included with Flextech.

     Other

     In February 1997, TSX Corporation ("TSX"), an equity affiliate of the TCI Ventures Group and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with this transaction, the TCI Ventures Group recognized a $28.9 million gain representing the difference between the fair value of the Antec shares received and the carrying value of its investment in TSX at the date of the transaction. As a result of this transaction, the TCI Ventures Group holds an approximate 16% ownership interest in Antec.

     On September 26, 1997, TINTA sold its interest in TCID of New Zealand for cash proceeds of $53.0 million. TINTA recognized a gain of $58.4 million on such sale.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     The following table reflects the Company's share of losses of the Other
     Affiliates:

                                                          Nine months ended
                                                            September 30,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
                                                        amounts in thousands

     Jupiter                                           $(17,173)       (8,237)
     JPC                                                (12,614)         --
     Liberty/TINTA LLC                                  (11,364)       (3,733)
     MultiThematiques                                    (9,337)       (4,730)
     Asia Business News (Singapore)
         PTE Ltd. ("ABN")                                (9,314)       (7,039)
     Bresnan International Partners (Chile), L.P.        (2,871)       (5,347)
     Bresnan International Partners (Poland), L.P.       (1,504)       (3,210)
     Flextech Affiliates                                   --          (9,689)
     Other                                              (13,173)      (14,352)
                                                       --------      --------
                                                       $(77,350)      (56,337)
                                                       ========      ========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the TCI Ventures Group used the equity method to account for its investments in the Other Affiliates are as follows:

                                                         Nine months ended September 30, 1997
                                         ---------------------------------------------------------------------
                                                                        Latin
                                                                     America and
                                                        Asia and          the          United
                                         Europe (a)     Australia      Caribbean      States (b)        Total
                                         ---------      ---------      ---------      ---------       ---------
                                                                  amounts in thousands
     Combined Operations

     Revenue                             $  96,322        216,128          6,559          4,667       $ 323,676
     Operating, selling, general and
        administrative expenses           (127,294)      (231,808)        (5,375)        (3,436)       (367,913)
     Depreciation and amortization          (7,607)       (13,851)        (4,723)        (2,155)        (28,336)
                                         ---------      ---------      ---------      ---------       ---------

             Operating income (loss)       (38,579)       (29,531)        (3,539)          (924)        (72,573)

     Interest expense, net                  (1,518)       (13,128)        (4,410)          (734)        (19,790)
     Other, net                             (2,531)       (29,118)       (20,569)          --           (52,218)
                                         ---------      ---------      ---------      ---------       ---------
             Net loss                    $ (42,628)       (71,777)       (28,518)        (1,658)       (144,581)
                                         =========      =========      =========      =========       =========

                                                         Nine months ended September 30, 1997
                                         ---------------------------------------------------------------------
                                                                        Latin
                                                                     America and
                                                        Asia and          the          United
                                         Europe (a)     Australia      Caribbean      States (b)        Total
                                         ---------      ---------      ---------      ---------       ---------
                                                                  amounts in thousands
     Combined Operations

     Revenue                             $ 258,681        116,642         28,199         67,927        471,449
     Operating, selling, general and
        administrative expenses           (272,591)      (128,535)       (36,305)       (61,007)      (498,438)
     Depreciation and amortization          (8,040)       (22,978)        (2,796)        (4,421)       (38,235)
                                         ---------      ---------      ---------      ---------      ---------

             Operating income (loss)       (21,950)       (34,871)       (10,902)         2,499        (65,224)

     Interest expense, net                 (11,405)        (8,656)        (9,463)        (1,821)       (31,345)
     Other, net                             (7,673)        (1,832)        (5,354)          (369)       (15,228)
                                         ---------      ---------      ---------      ---------      ---------
             Net earnings (loss)         $ (41,028)       (45,359)       (25,719)           309       (111,797)
                                         =========      =========      =========      =========      =========



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     (a) The summarized combined operations for the nine months ended September 30, 1997 include the results of operations of Flextech but exclude the results of operations of the Flextech Affiliates. The summarized combined operations for the nine months ended September 30, 1996, include the results of the Flextech Affiliates. See related discussion above.

     (b) The summarized operating results of TSX are included in the combined operations through its February 1997 combination with Antec. See related discussion above.

     (c) The summarized operating results of Torneos are included in the combined operations through April 29, 1996, the date of TINTA's contribution of its 35% ownership interest in Torneos to Fox Sports International.

(10) Debt

     The components of debt are as follows:

                                                     September 30,     December 31,
                                                        1997              1996
                                                      --------          --------
                                                          amounts in thousands

          Convertible Subordinated
             Debentures (a)                           $345,000           345,000
          Cablevision bank loans (b)                   158,046           104,556
          Puerto Rico Bank Facility (c)                 45,000              --
          Other                                         16,184            76,698
                                                      --------          --------
                                                      $564,230           526,254
                                                      ========          ========


     (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures due 2006 having an aggregate principal amount of $345 million (the "Debentures"). The Debentures are convertible into shares of TINTA Series A Common Stock at a price of $27.30 per share of TINTA Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to the TCI Note Receivable. See note 11.

     (b) Represents Cablevision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of Cablevision's bank debt at September 30, 1997 was 6.98%.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



     (c) TINTA's Puerto Rico subsidiary (the "Puerto Rico Subsidiary") entered into a reducing revolving bank facility which is unsecured and provides for maximum borrowing commitments of $100 million (the "Puerto Rico Bank Facility"). The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates(6.16% at September 30, 1997). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

     With the exception of the Debentures, which had a fair value of $291 million at September 30, 1997, the TCI Ventures Group believes that the fair value and the carrying value of the TCI Ventures Group's debt were approximately equal at September 30, 1997.

(11) Transactions with Related Parties

     The components of due from related parties are as follows:

                                                       September 30,   December 31,
                                                           1997            1996
                                                        ---------        ---------
                                                           amounts in thousands

     TCI Note Receivable (a)                              (27,256)        (176,501)
     Revolving credit facility with TCI Group (b)            --               --
     Intercompany account (c)                              (9,949)            --
                                                        ---------        ---------
                                                        $ (37,205)        (176,501)
                                                        =========        =========

--------------------

     (a) Amounts outstanding under the TCI Note Receivable between TINTA and TCI bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.4% at September 30, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the nine months ended September 30, 1997 and 1996, interest income related to the TCI Note Receivable aggregated $4.3 million and $10.8 million, respectively.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     (b) The TCI Ventures Group is expected to require additional advances from the TCI Group for some period of time. To satisfy this need, the TCI Group has provided a revolving loan facility (the "Revolving Credit Facility") to the TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million.

     (c) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. In connection with the Exchange Offers, the September 10, 1997 balance of the intercompany account between the TCI Group and TCI Ventures Group was reclassified to "Combined Equity."

     The TCI Ventures Group and its 80%-or-more-owned domestic businesses which have been attributed to the TCI Ventures Group (the "TCI Ventures Tax Group") are included in the consolidated federal and state income tax returns of TCI. The TCI Ventures Group's income taxes include those items in the consolidated calculation applicable to the TCI Ventures Tax Group ("intercompany tax allocation") and any income taxes of attributed entities that are excluded from the consolidated federal and state income tax returns of TCI. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI, the TCI Ventures Group and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TCI Ventures Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to the TCI Ventures Group to the extent that the income tax attributes generated by the TCI Ventures Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and the TCI Ventures Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

     Effective October 1, 1997, (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and the TCI Ventures Group. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

     In connection with the creation of the TCI Ventures Group, it was determined that the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in the TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the Exchange Offers) will be reflected as an adjustment of TCI Ventures Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising the TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 will be credited or debited to an intercompany account between the TCI Group and the TCI Ventures Group in accordance with the Old Tax Sharing Agreement. The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between the TCI Ventures Group and TINTA covering periods subsequent to September 30, 1997 is currently being negotiated.

     Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the TCI Ventures Group would incur for comparable services on a stand alone basis. During the nine months ended September 30, 1997 and 1996, the TCI Ventures Group was allocated $6.6 million and $6.0 million, respectively, in corporate general and administrative costs by the TCI Group.

     Certain of the companies with domestic operations that are attributed to the TCI Ventures Group provide services to companies attributed to one or more of the other Groups, and certain of the companies attributed to the other Groups provide services and the use of facilities to companies attributed to the TCI Ventures Group. For example, Teleport has the indefeasible right to use certain fiber optic and cable transmission facilities of TCI for compensation based on the cost of construction of such facilities. In general, such arrangements were entered into with Teleport by TCI and other multiple cable system operators ("MSOs") that are stockholders of Teleport several years ago when Teleport was a privately owned company. Similarly, @Home has entered into arrangements for the distribution of its @Home service with its stockholders that are MSO's. The TCI Group has agreements with UVSG for, among other things, the carriage of UVSG's Prevue Networks and superstation programming on certain of the cable systems attributed to the TCI Group, and UVSG purchases programming from companies attributed to the Liberty Media Group. Many of these contracts were entered into prior to the UVSG Merger. Because of the presence in each of Teleport, @Home and UVSG of other stockholders not affiliated with TCI and the independent management teams at each of these companies, TCI anticipates that future contractual arrangements between these companies and entities attributed to the other Groups will be negotiated on an arm's-length basis.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     In addition to the foregoing entities, WTCI and NDTC, each of which is a wholly-owned subsidiary of TCI, provide or may provide services to the other Groups. WTCI provides video transport services to the TCI Group (in addition to service provided to third parties) based on published tariffed rates. NDTC provides digital television services which include digital compression of programming, satellite uplinking, and transponder management primarily to programming suppliers, many of which are affiliated with the Liberty Media Group. Such services provided to affiliated companies are governed by agreements which have been negotiated on an arm's-length basis and the material terms of which are substantially the same as those governing relationships with third parties, except as appropriate to take into account volume differences. NDTC has also recently begun offering on a commercial basis its newly developed service of authorization of addressable set-top boxes and transmission of compressed and encrypted digital programming signals, and is currently negotiating a long term contract with the TCI Group, for such services. Such negotiations are being carried out on an arm's-length basis and it is expected that the material terms made available to the TCI Group will be substantially the same as those provided to unaffiliated third parties, but will include pricing on a most favored nations basis due to the importance to NDTC of the TCI Group's large customer base.

     Amounts included in revenue for services provided to the other Groups by WTCI and NDTC are $27.6 million and $11.8 million for the nine months ended September 30, 1997 and 1996, respectively.

     UVSG purchased programming from the Liberty Media Group and certain affiliates during 1997 and 1996 amounting to $20.9 million and $10.3 million, respectively.

     The Puerto Rico Subsidiary purchases programming services from the TCI Group. The charges, which approximate the TCI Group's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $4.9 million and $3.4 million during the nine months ended September 30, 1997 and 1996, respectively. Such programming charges are included in operating costs and expenses in the accompanying combined statements of operations.

     During the third quarter of 1997, TCI Ventures Group sold certain assets (the "SUMMITrak Assets") to CSG Systems, Inc. ("CSG") for cash consideration of $106 million, plus five-year warrants to purchase up to
     1.5 million shares of CSG common stock at $24 per share (the "CSG Warrants") and $12 million in cash, once certain numbers of TCI affiliated subscribers are being processed on a CSG billing system. Under certain circumstances, TCI may also be eligible to receive certain other contingent royalties. In connection with the sale of the SUMMITrak Assets, TCI Group committed to purchase billing services from CSG pursuant to three successive five-year agreements. In light of such commitment, TCI Ventures Group has reflected the $47 million excess of the cash received over the book value of the SUMMITrak Assets as an increase to "Combined Equity." TCI Group, in turn, recorded an offsetting decrease to "Combined Equity" and a $47 million deferred gain to be amortized over the expected 15-year life of the CSG billing services commitment.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     All debt incurred or preferred stock issued by TCI and its subsidiaries following the issuance of TCI Ventures Group Stock is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected in the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.

     To the extent cash needs of one Group exceed cash provided by such Group, one of the other Groups may transfer funds to such Group. The TCI Group has provided and will continue to provide centralized cash management functions under which cash receipts of certain entities included in the other Groups are remitted to the TCI Group and certain cash disbursements of the other Groups will be funded by the TCI Group on a daily basis. Such transfers of funds between the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from the TCI Group to either the Liberty Media Group or the TCI Ventures Group, reflected as the creation of, or increase in, the TCI Group's Inter-Group Interest in such Group or, in the case of a transfer from either the Liberty Media Group or the TCI Ventures Group to the TCI Group, reflected as a reduction in the TCI Group's Inter-Group Interest in such Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

     Except as described above with respect to the Revolving Credit Facility, loans from one Group to another Group would bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable polices from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans of and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     The combined balance sheets of a Group reflect its net loans to or borrowings from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or borrowings and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or borrowings deemed outstanding. In the historical financial statements, net borrowings of the TCI Ventures Group have been included as a component of the TCI Ventures Group's combined equity. Such net borrowings will continue to be reflected as a component of the TCI Ventures Group's combined equity. Amounts borrowed by the TCI Ventures Group from another Group on and subsequent to the September 10, 1997 consummation of the Exchange Offers (including pursuant to the Revolving Credit Facility), are reflected on the TCI Ventures Group's financial statements as indebtedness to the applicable lender.

     Although any increase in the TCI Group's Inter-Group Interest in the TCI Ventures Group resulting from an equity contribution by the TCI Group to the TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from the TCI Ventures Group to the TCI Group would be determined by reference to the market value of the Series A TCI Ventures Group Stock as of the date of such transfer, such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

     All financial impacts of issuances of shares of TCI Ventures Group Stock the proceeds of which are attributed to the TCI Ventures Group will be to such extent reflected in the combined financial statements of the TCI Ventures Group, and all financial impacts of issuances of shares of TCI Ventures Group Stock the proceeds of which are attributed to the TCI Group in respect of a reduction in the TCI Group's Inter-Group Interest in the TCI Ventures Group will be to such extent reflected in the combined financial statements of the TCI Group. Financial impacts of dividends or other distributions on, and purchases of, TCI Group Stock will be attributed entirely to the TCI Group, and financial impacts of dividends or other distributions on TCI Ventures Group Stock will be attributed entirely to the TCI Ventures Group, except that dividends or other distributions on the TCI Ventures Group Stock will (if at the time there is an Inter-Group Interest in the TCI Ventures Group) result in the TCI Group being credited, and the TCI Ventures Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock and a fraction the numerator of which is the TCI Ventures Group Inter-Group Interest Fraction and the denominator of which is the TCI Ventures Group Outstanding Interest Fraction (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock the consideration for which is charged to the TCI Ventures Group will be to such extent reflected in the combined financial statements of the TCI Ventures Group, and financial impacts of repurchases of TCI Ventures Group Stock the consideration for which is charged to the TCI Group will be to such extent reflected in the combined financial statements of the TCI Group and will result in an increase in the TCI Group's Inter-Group Interest in the TCI Ventures Group.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(12) Commitments and Contingencies

     As previously described in note 6, TCI Telephony is obligated to make cash capital contributions to the Sprint PCS Partnerships.

     TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $47 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

     TINTA is contingently obligated under the Standby Commitment and TINTA and the TCI Ventures Group have other commitments and contingent obligations with respect to the Other Affiliates. See note 9.

     TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). It is anticipated that TINTA could be required to make cash contributions totaling $39 million over the next three years in connection with the DTH Ventures.

     Certain key employees of TCI involved with TCI Ventures Group matters hold options with tandem stock appreciation rights to acquire Series A TCI Group Stock, Series A Liberty Media Group Stock, Series A TCI Ventures Group Stock and TINTA Series A common stock as well as restricted shares of Series A TCI Group Stock and TINTA Series A common stock. Additionally, in December of 1996, certain employees of TCI involved with the TCI Ventures Group were each granted options representing in the aggregate 2.0% of the common equity of TCI Teleport Holdings, Inc., TCI Wireless Holdings, Inc., TCI Wireline Holdings, Inc., TCI Internet Services, Inc., and TCI.NET, Inc. The exercise price of each such option will be adjusted for a 6% per annum interest factor to the date of exercise. Additionally, in December of 1996, certain employees involved with the TCI Ventures Group was granted options representing in the aggregate 2.0% of TCI Satellite Entertainment, Inc.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


     Estimates of the compensation relating to the options and/or stock appreciation rights as well as restricted stock awards granted to employees involved with the TCI Ventures Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the market value of the underlying equity and, ultimately, on the final determination of market value when the options or rights are exercised or the restricted shares are vested.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Management's Discussion and Analysis  of Financial Condition and
     Results of Operations

General

     The following discussion and analysis should be read in conjunction with the TCI Ventures Group's combined financial statements included elsewhere herein.

     Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of Series A TCI Group Common Stock and 16,266,400 shares of Series B TCI Group Common Stock were exchanged for an equivalent number of shares of Series A TCI Ventures Group Stock and Series B TCI Ventures Group Stock, respectively. The aggregate number of shares of TCI Ventures Group Stock issued in the Exchange Offers represented 100% of the common stockholders' equity value of TCI attributable to the TCI Ventures Group. For additional information concerning the Exchange Offers and the characteristics of the TCI Ventures Group Stock, see note 1 to the accompanying combined financial statements.

     As of September 30, 1997, the TCI Ventures Group Stock reflects the separate performance of the TCI Ventures Group, which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. For additional information concerning the TCI Ventures Group, see note 1 to the accompanying combined financial statements. For information concerning transactions among TCI Ventures Group, TCI Group and TCI Liberty Group, see note 11 to the accompanying combined financial statements.

     A significant portion of the TCI Ventures Group's operations are conducted through corporations and partnerships in which the TCI Ventures Group holds a 20%-50% ownership interest. As the TCI Ventures Group generally accounts for such ownership interests using the equity method of accounting, the financial condition and results of operations of such entities are not reflected on a combined basis within the TCI Ventures Group's combined financial statements.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition

     The TCI Ventures Group's combined operating activities provided cash of $133.0 million and $53.5 million during the nine months ended September 30, 1997 and 1996, respectively. Included in such amounts are $40.0 million and $42.7 million of cash provided by Cablevision's operations during the nine months ended September 30, 1997 and 1996, respectively. As discussed in note 5 to the accompanying combined financial statements, effective October 1, 1997, Cablevision's cash flows will no longer be included in the TCI Ventures Group's combined statements of cash flows. In addition, the 1996 amount includes cash used in Flextech's operating activities of $33.1 million. As discussed under note 9 to the accompanying combined financial statements, effective January 1, 1997, Flextech's cash flows are no longer included in the TCI Ventures Group's combined statements of cash flows.

     During the nine months ended September 30, 1997 and 1996, cash used by the Company's investing activities aggregated $293.8 million and $450.3 million, respectively. Such amounts include $364.8 million and $381.7 million, respectively, that were used by the TCI Ventures Group to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in TINTA's cash and cash equivalents as a result of the deconsolidation of Flextech. See notes 6 and 9 to the accompanying combined financial statements. See also the combined statements of cash flows included in the accompanying combined financial statements.

     There can be no assurance that any of the TCI Ventures Group's entities will be successful in generating sufficient cash flow from operating activities or raising debt or equity capital in sufficient amounts or on terms acceptable to them to be able to meet their respective capital requirements. There is also no assurance that the anticipated capital requirements described below will not significantly increase due to changing circumstances, such as unanticipated opportunities, technological or marketing hurdles, unanticipated expenses, and the like. The failure to generate sufficient cash flow from operating activities or to raise sufficient funds may require such entity to delay or abandon some or all of its development and expansion plans or in certain instances, could result in the failure to meet certain regulatory requirements, any and all of which could have a material adverse effect on such entity's growth, its ability to compete in its industry and its ability to service its debt.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)



Material Changes in Financial Condition (continued)

     The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the combined businesses attributed to it at September 30, 1997 (amounts in thousands):

               Total assets
                    TINTA                     $1,899,304
                    TCI Telephony                939,672
                    UVSG                         421,704
                    NDTC                         358,173
                    @Home                        166,986
                    ETC w/tci                    102,327
                    WTCI                          86,128
                    Other                        444,122
                                              ----------
                                              $4,418,416
                                              ==========

               Debt and capital lease
                    obligations
                      TINTA (1)               $  553,295
                      NDTC                       161,375
                      UVSG                        26,138
                      ETC w/tci                   10,934
                      @Home                        1,779
                      Other                      183,149
                                              ----------
                                              $  936,670
                                              ==========

--------------------------

(1) At September 30, 1997, TINTA's debt included $163.3 million of debt related to Cablevision. As discussed in note 5 to the accompanying combined financial statements, effective October 1, 1997, Cablevision's debt will no longer be included in TINTA's consolidated financial condition.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     Substantially all of the entities the ownership of which, or the investment in which, has been attributed to the TCI Ventures Group will require significant additional capital in order to develop their respective businesses and assets, to fund future operating losses and to fund future growth. The TCI Ventures Group's businesses and investments consist of entities which require the acquisition, ownership, development and operation of broadband cable television and telephony distribution networks and new programming services, all of which require substantial capital investment. In certain cases, principally with respect to the Sprint PCS Partnerships, the TCI Ventures Group has contractual commitments pursuant to which (subject to certain conditions) it may be required to make significant additional capital contributions to the entities in which it has investments. TINTA and its consolidated subsidiaries also have commitments under various partnership and other funding agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. TINTA believes that its actual future cash requirements needed to fund the capital expenditures and working capital requirements of its subsidiaries and affiliates will exceed the sum of the amounts that TINTA and its consolidated subsidiaries are currently contractually obligated to fund. TINTA is not able to more precisely predict the timing or amount of the future funding requirements of its affiliates because such future costs requirements are dependent upon a variety of factors.

     The failure of the TCI Ventures Group to meet its capital commitments to a particular operating company or affiliate may have adverse consequences to it and to the TCI Ventures Group.

     The Sprint PCS Partners, including TCI Telephony, have agreed to contribute up to an aggregate of approximately $4.2 billion of equity to the Sprint PCS Partnerships from inception through fiscal 1999 (of which TCI Telephony's share is approximately $1.3 billion). As of September 30, 1997 approximately $3.7 billion of such $4.2 billion had been contributed to the Sprint PCS Partnerships, of which amount TCI Telephony had contributed approximately $1.1 million. TCI Telephony currently expects that the remaining approximately $0.5 billion of such amount (of which TCI Telephony's share would be approximately $0.2 million) will be contributed by the Sprint PCS Partners by the end of the second quarter of 1998 (although it is not presently known whether any additional capital will be contributed by any or all of the Sprint PCS Partners). The TCI Ventures Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

     Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extent that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion; however, based on the currently expected timing and use of the partners' contributions to Sprint Spectrum, the TCI Ventures Group currently believes that such agreement will not result in TCI Telephony being required to make any incremental capital contributions in addition to its pro rata portion of the aforementioned $4.2 billion amount.

                                                                     (continued)

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     Historically, the TCI Ventures Group's combined operating activities have not provided sufficient funds to meet all of the TCI Ventures Group's capital requirements. The TCI Ventures Group's ability to obtain sufficient capital resources to make its expected additional capital contributions to the Sprint PCS Partnerships and other entities in which it has investments are limited. WTCI and NDTC are the only wholly-owned subsidiaries attributed to the TCI Ventures Group that are operating companies and such entities are currently the TCI Ventures Group's only source of cash provided by operating activities. As a result, the TCI Ventures Group has limited ability to generate funds internally to fund capital requirements and limited cash flow from operating activities to support external financings. The other operating companies attributed to the TCI Ventures Group have other investors, public or private, and the payment of dividends, or the making of loans or advances by any one of such TCI Ventures Group entities to any other of such TCI Ventures Group entities would be subject to various business considerations, as well as any legal restrictions, including pursuant to agreements among the investors. Initially, therefore, the TCI Ventures Group will rely on borrowings under the Revolving Credit Facility which has a five-year term commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Revolving Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. If the available borrowings under the Revolving Credit Facility are not sufficient to fund the TCI Ventures Group's capital requirements, no assurance can be given that the TCI Ventures Group will be able to obtain any required additional financing on terms acceptable to it, or at all. TCI could raise additional capital for the TCI Ventures Group by, among other things, engaging in public offerings or private placements of TCI Ventures Group common stock or through issuance of debt securities or preferred equity securities attributed to the TCI Ventures Group. It is anticipated, however that for the foreseeable future the TCI Ventures Group will continue to be dependent upon funding from the TCI Group. The TCI Ventures Group's failure to meet its contractual and other capital requirements could have significant adverse consequences to the TCI Ventures Group.

                                                                     (continued)

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     TINTA's business strategy requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require substantial additional funds. Although TINTA had, at September 30, 1997, (i) $48.5 million of cash and cash equivalents, (ii) $27.3 million proceeds remaining from the sale of the Debentures (which had been loaned to TCI pursuant to an unsecured promissory note pending its use by TINTA), (iii) a $200 million credit facility with the TCI Ventures Group and (iv) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because TINTA's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of TINTA's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

     TINTA has invested in most of its subsidiaries and affiliates with strategic and local partners, and financial and operational considerations, as well as laws that limit foreign equity positions, will likely require TINTA to continue to invest with partners. Many foreign countries limit foreign investment to a minority equity position or require the board of directors to be largely independent, which, can result in TINTA having diminished ability to implement strategies that TINTA may favor, or cause dividends or distributions to be paid.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     @Home is investing significantly in the development of its network infrastructure and hiring new personnel rapidly in anticipation of potential growth in its business, which is in a very early state of development. As of September 30, 1997 there were minimal subscribers to its @Home services. @Home believes that the proceeds of $109 million, before commissions and fees, from its initial public offering on July 11, 1997, together with existing cash, cash equivalents and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. @Home may, however, require additional funds if its estimates of working capital and/or capital expenditure and/or lease financing requirements change or prove inaccurate or in order for @Home to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that @Home will require substantial additional funds to continue to fund its infrastructure investment, product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to @Home. If adequate funds are not available, or are not available on acceptable terms, @Home may not be able to continue its network implementation, to develop new products and services or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on @Home's business, operating results and financial condition.

     Because TCI's investment in @Home is attributed to the TCI Ventures Group while the entity which will distribute the @Home service to subscribers of TCI's cable systems is attributed to the TCI Group, certain conflicts of interest between the TCI Group and the TCI Ventures Group may result in that actions taken by the TCI Group, such as the speed at which TCI's cable television systems are upgraded to the level necessary to support distribution of the @Home service, will have a direct impact upon the value of the TCI Ventures Group's interest in @Home. Similarly, the extent to which TCI elects to use @Home as the provider of certain services which are not covered by TCI's exclusivity obligations to @Home, rather than another third party, may have an effect upon the business of @Home and therefore upon the value of the TCI Ventures Group.

     Effective October 2, 1997, @Home entered into the CSC Agreement. The CSC Agreement provides that CSC will enter into a Master Distribution Agreement for the distribution of @Home's high speed residential consumer Internet access services on substantially the same terms and conditions as agreements previously entered into with TCI, Comcast and Cox. The CSC Agreement provides for the issuance of the CSC Warrant to purchase up to 7,875,784 shares of @Home's Series A common stock at an exercise price of $.50 per share. The CSC Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The CSC Agreement provides for the issuance of the CSC Contingent Warrant to purchase up to 3,071,152 shares of @Home's Series A common stock at an exercise price of $.50 per share under certain conditions. The CSC Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     During the period in which each of TCI, Cox, Comcast and CSC have agreed (subject to certain exceptions and limitations) to use @Home as its exclusive provider of high speed residential consumer Internet access services, a stockholders agreement among such parties and @Home provides that in the event the number of exclusive homes passed attributable to TCI decreases below 80% of the number of homes passed of TCI and its controlled affiliates as of June 1996 ("base homes passed") (approximately 24 million subject to downward adjustment to reflect the number of homes passed in systems transferred to CSC pursuant to an agreement in which TCI has agreed to contribute certain of its cable television systems to CSC), then TCI will be required to offer to sell a proportionate amount of its equity in @Home to certain other stockholders of @Home at fair market value. TCI has recently announced the proposed sale or transfer of certain cable systems that would reduce TCI's number of base homes passed. In addition, TCI has announced that it is considering various plans and proposals that may result in the disposition of other of its cable systems. In the event that such cable systems continue to be exclusive to @Home, such cable systems and their homes passed would continue to be included in TCI's homes passed for purposes of determining whether or not TCI is obligated to offer a portion of its equity interest in @Home to Cox, Comcast and CSC even though such cable systems are no longer owned or controlled by TCI. If TCI does not require that such cable systems remain exclusive to @Home, the TCI Ventures Group could be required to sell shares to Cox, Comcast, CSC and Kleiner, Perkins, Caufield and Byers, at fair market value. There can be no assurance that, if the TCI Ventures Group is required to sell shares of @Home, the price paid to the TCI Ventures Group would represent adequate consideration to the TCI Ventures Group because such fair market value may not adequately reflect the TCI Ventures Group's expectation of the long term value of such investments in @Home. In addition to the exceptions to the general exclusivity obligations, Cox and Comcast have the right to terminate the exclusivity provisions with respect to TCI, Cox and Comcast in the event TCI does not attain certain subscriber penetration levels for the @Home service relative to the subscriber penetration levels of Cox and Comcast, as of June 4, 1999, and each anniversary thereafter until 2002. Such termination could have a material adverse effect on @Home and the value of the TCI Ventures Group's interest in @Home.

     In addition, although TCI, Cox, Comcast and CSC are subject to certain exclusivity obligations to carry @Home's residential consumer Internet service over their cable systems, such exclusivity obligations are subject to a number of exceptions which allow them to compete with @Home in certain circumstances.

     The TCI Group has agreements with UVSG for the carriage of UVSG's Prevue Networks and superstation programming on certain of the cable systems attributed to the TCI Group and for UVSG's subscriber management services, and UVSG purchases programming from companies attributed to the Liberty Media Group. Because TCI's investment is attributed to the TCI Ventures Group, situations may arise where the entity attributed to one Group may make a decision which adversely affects one of the other Groups.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)



Material Changes in Financial Condition (continued)

     The ability of a cash flow generating business, if any, of one of the TCI Ventures Group entities to fund the cash flow deficits of the businesses of one or more of the other TCI Ventures Group entities is limited not only by the structural separation of such businesses in separate corporations and partnerships, but also by the presence of other investors, both debt and equity, in many of the TCI Ventures Group entities. In addition, TINTA and certain of the other TCI Ventures Group entities, such as Teleport and Sprint PCS, are holding companies, the assets of which consist solely or primarily of investments in their subsidiaries and affiliates. As such, the ability of such holding companies to meet their respective financial obligations and their funding and other commitments to their respective subsidiaries and affiliates, is dependent upon external financing and/or dividends, loans or other payments from their respective subsidiaries and affiliates. Accordingly, such holding companies' ability to meet their respective liquidity requirements, including debt service, is severely limited as a result of their dependence upon external financing and funds received from their respective subsidiaries and affiliates. The payment of dividends or the making of loans or advances to such holding companies by their respective subsidiaries and affiliates may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations.

     Many of the TCI Ventures Group entities operate in industries, primarily the telecommunications industry and the Internet services industry, which have experienced and are expected to continue to experience (i) rapid and significant changes in technology, (ii) ongoing improvements in the capacity and quality of such services, (iii) frequent and new product and service introductions, and
(iv) enhancements and changes in end-user requirements and preferences. The degree to which these changes will affect such entities and the ability of such entities to compete in their respective businesses cannot be predicted. Also, alternative technologies may develop for the provision of services similar to those provided by such entities. Such entities may be required to select in advance one technology over another, but it will be impossible to predict with any certainty, at the time such entity is required to make its investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage. Neither PCS systems nor the delivery of Internet services over the cable infrastructure have any significant commercial operating history in the United States and there can be no assurance that operation of either of these businesses will become profitable. If markets fail to develop, develop more slowly than expected, or become highly competitive, the TCI Ventures Group's operating results and financial condition may be materially adversely affected.

     Certain of the countries in which TINTA has operating companies or in which TINTA may operate in the future, may be subject to a substantially greater degree of social, political and economic instability than is the case in other countries. Risks associated with social, political and economic instability in a particular country could materially adversely affect the results of operations and financial condition of any subsidiary or affiliate of TINTA located within such country or that has significant operations there (and thereby have a potentially material adverse effect on the results of operations or financial condition of TINTA) and could result in the loss of TINTA's investment in such subsidiary or affiliate or the loss by such subsidiary or affiliate of its assets in such country.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     TINTA is exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (the functional currency of TINTA) against the UK pound sterling, the Japanese yen ("Y."), the Argentine peso and various other foreign currencies that are the functional currencies of certain of TINTA's operating subsidiaries and affiliates. Since the enactment of a convertibility plan in April 1991, the Argentine government has maintained an exchange rate of one Argentine peso to one U.S. dollar. No assurance can be given that such an exchange rate will be maintained in future periods.

     Because TINTA's functional currency is the U.S. dollar, any increase or decrease in the value of the U.S. dollar against any foreign currency in which TINTA has funding commitments effectively reduces or increases the U.S. dollar equivalent of such funding commitments. At the same time, any increase or decrease in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause TINTA to experience unrealized foreign currency translation losses or gains with respect to amounts already invested in such foreign currencies.

     TINTA and certain of its operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that they enter into transactions denominated in currencies other than their respective functional currencies. In this regard, TINTA has experienced realized and unrealized currency gains and losses with respect to (i) the UK pound sterling denominated loans made by an indirect subsidiary of TINTA to Flextech and (ii) TINTA's French franc denominated obligation (the MultiThematiques Obligation) to make capital contributions to MultiThematiques. In addition, Telewest has experienced realized and unrealized foreign currency transaction gains and losses with respect to the Telewest Debentures.

     Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, TINTA historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments become fixed. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates.

     TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries. It is anticipated that TINTA could be required to make cash contributions totaling approximately $39 million over the next three years in connection with the DTH Ventures.

     TINTA may make additional cash contributions totaling approximately $16 million to the LLC to fund the operations of Fox Sports International.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     On April 19, 1996, TINTA, Torneos and the Torneos stockholders entered into the TINTA/Torneos Sports Agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. The rights under the TINTA/Torneos Sports Agreement have been assigned to Fox Sports International.

     The TCI Ventures Group has significant contingent obligations with respect to guarantees, credit enhancements and other contingent obligations arising from its ownership interests in affiliates and other matters. The TCI Ventures Group also has consummated certain transactions and entered into certain agreements which have impacted or may, in the future, impact the TCI Ventures Group's liquidity and capital resources. For additional information, see notes 6, 9 and 12 to the accompanying combined financial statements.

     The board of directors of TINTA has authorized TINTA to repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding TINTA Series A Common Stock. Through September 30, 1997, TINTA had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million.

     The board of directors of UVSG has authorized UVSG to repurchase from time to time up to an aggregate of 1,000,000 shares of UVSG's Class A common stock using existing cash resources. Through September 30, 1997, UVSG had repurchased 124,000 shares of stock for a total of $2.1 million.

     In September 1997, the Board authorized a stock repurchase program, under which TCI may repurchase from time to time up to five percent of its TCI Ventures Group Stock.

     On July 11, 1997 @Home completed its IPO, in which 10,350,000 shares of @Home common stock were sold to the public for aggregate cash consideration of approximately $109 million, before commissions and fees. As a result of the IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39%. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

     As a result of the April 1997 issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of UKLL and UKGL which Flextech did not already own, and the associated dilution of TINTA's ownership interest in Flextech, TINTA recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to "Combined equity" and a $53.1 million increase to "Deferred income tax liability." No gain was recognized due primarily to TINTA's contingent obligations under the Standby Commitment.

     On September 26, 1997, TINTA sold its interest in TCID of New Zealand, Inc. for cash proceeds of $53.0 million. TINTA recognized a gain of $58.4 million on such sale.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Financial Condition (continued)

     During the third quarter of 1997, TCI Ventures Group sold the SUMMITrak Assets to CSG for cash consideration of $106 million, plus CSG Warrants to purchase up to 1.5 million shares of CSG common stock and $12 million in cash, once certain numbers of TCI affiliated subscribers are being processed on a CSG billing system. For additional information concerning the sale of the SUMMITrak Assets see note 11 to the accompanying combined financial statements.

     On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI and Telefonica for cash consideration of $120.0 million ($21.0 million of which was received in the third quarter of 1997). In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million. The Cablevision Sale reduced TINTA's interest in Cablevision to 26.24%. Cash proceeds received by TINTA of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA will cease to consolidate Cablevision and will begin to account for Cablevision using the equity method of accounting.

     At September 30, 1997, the TCI Ventures Group had aggregate debt of $564.2 million. For additional information concerning the terms of such debt, see note 10 to the accompanying combined financial statements. At September 30, 1997, the TCI Ventures Group's debt included $163.3 million of debt related to Cablevision. As discussed in note 5 to the accompanying combined financial statements, effective October 1, 1997, Cablevision's debt will no longer be included in the TCI Ventures Group's combined financial condition.

     The Board expects to determine, either in specific instances or by setting generally applicable policies from time to time, whether to allocate resources and financial support to or pursue business opportunities or operational strategies through one Group or one or more of the other Groups, after consideration of such factors as it deems relevant.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations

     The following tables set forth certain financial information for the TCI Ventures Group and each of the combined businesses attributed to it for the indicated periods:

                                                         Nine months ended September 30,
                                          --------------------------------------------------------------
                                                     1997                                1996
                                          ---------------------------         ---------------------------
                                           Amount               %              Amount               %
                                          ---------         ---------         ---------         ---------
                                                          dollar amounts in thousands
                                                          ---------------------------
         Revenue:
         UVSG (1) (2)                     $ 376,882                50%          283,187                44%
         TINTA (3) (4) (5)                  206,621                27           219,873                35
         ETC w/tci                           65,245                 9            58,809                 9
         NDTC (6)                            69,750                 9            50,073                 8
         WTCI (7)                            25,984                 3            24,113                 4
         @Home                                3,737                 1               141              --
         Other                                9,863                 1             1,474              --
                                          ---------         ---------         ---------         ---------
                                          $ 758,082               100%          637,670               100%
                                          =========         =========         =========         =========

     Operating, selling, general,
      administrative and stock
      compensation:
            UVSG (1) (2)                  $ 302,237                44%          234,151                42%
            TINTA (3) (4) (5)               139,814                20           190,305                34
            ETC w/tci                        78,852                11            62,164                11
            NDTC                             62,006                 9            31,943                 6
            WTCI                             17,058                 3            14,568                 3
            @Home                            34,804                 5            15,254                 3
            Other                            57,032                 8             5,849                 1
                                          ---------         ---------         ---------         ---------
                                          $ 691,803               100%          554,234               100%
                                          =========         =========         =========         =========


     Depreciation and amortization:
         UVSG (1) (2)                     $  26,839                19%           21,049                20%
         TINTA (3) (4) (5)                   50,658                37            39,014                38
         ETC w/tci                            4,663                 3             4,485                 4
         NDTC                                38,168                27            21,799                21
         WTCI                                 6,416                 5             8,737                 8
         @Home                                5,311                 4               787                 1
         Other                                6,094                 5             7,746                 8
                                          ---------         ---------         ---------         ---------
                                          $ 138,149               100%          103,617               100%
                                          =========         =========         =========         =========
     Operating income (loss):
         UVSG (1) (2)                     $  47,806                (8)           27,987                (8)
         TINTA (3) (4) (5)                   16,149                              (9,446)
         ETC w/tci                          (18,270)                             (7,840)
         NDTC                                (2,222)                             (3,669)
         WTCI                                 2,510                                 808
         @Home                              (36,378)                            (15,900)
         Other                              (81,465)                            (12,121)
                                          ---------                           ---------
                                          $ (71,870)                            (20,181)
                                          =========                           =========

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

----------

     (1) On January 25, 1996, the stockholders of UVSG adopted an agreement and plan of merger dated as of July 10, 1995, as amended. The results of operations of UVSG have been combined with those of the TCI Ventures Group since the date of acquisition.

     (2) On August 9, 1996, UVSG and the Liberty Media Group contributed their retail C-band home satellite dish business assets, obligations and operations, effective April 1, 1996 to the Satellite Joint Venture. Accordingly, the operations of the Satellite Joint Venture have been combined effective April 1, 1996, with the operating results of UVSG.

     (3) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of OCC. In accordance with the purchase method of accounting OCC has been included in Cablevision's consolidated statements since the October 1, 1996 acquisition date.

     (4) As described in note 9 to the accompanying combined financial statements, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. As a result, TINTA's results of operations for the nine months ended September 30, 1997 do not include Flextech's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Flextech that were included in TINTA's results of operations for the nine months ended September 30, 1996 (amounts in thousands):

                    Revenue                             $ 67,593
                    Operating costs and expenses
                       before depreciation and
                       amortization                      (88,169)
                    Depreciation and amortization         (5,372)
                                                        --------

                    Operating loss                       (25,948)

                    Other, net                            12,031
                                                        --------
                       Net loss                         $(13,917)
                                                        ========

     (5) On October 9, 1997 TINTA sold 14.5% of its 51% interest in Cablevision. In addition, on October 9, 1997 Cablevision issued 3,541,829 shares of stock in the aggregate to CEI and Telefonica which further reduced TINTA's interest in Cablevision to 26.24%. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

     (6) A significant number of NDTC's major customers are affiliates of TCI, and NDTC derives a substantial portion of its revenue from such affiliated companies. For the nine months ended September 30, 1997 and 1996, revenue from services provided to TCI and its consolidated subsidiaries accounted for 38% and 21%, respectively, of NDTC's total revenue.

     (7) For the nine months ended September 30, 1997 and 1996, WTCI's six largest customers accounted in the aggregate for approximately 70% of WTCI's consolidated gross revenue, respectively. WTCI's six largest customers' master service contracts all contain many service orders (in some cases, in excess of 100 service orders) with remaining terms varying from 1 month to approximately 15 months.

     (8)  Not meaningful

     Revenue

     Revenue increased by $20.4 million and $120.4 million or 9% and 19% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Such increases principally result from increases in revenue of UVSG, NDTC and ETC w/tci, net of decreases in TINTA's revenue.

     Revenue from UVSG increased by $8.2 million and $93.6 million or 7% and 33% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The increased revenue for the three months ended September 30, 1997 as compared to the prior year period was primarily attributable to a $4.3 million increase in the revenue of UVSG's software development and systems integration services. The increased revenue for the nine months ended September 30, 1997, as compared to the prior year period, was primarily due to the inclusion of UVSG for eight months in 1996 versus nine months in 1997 as well as $39.4 million of additional revenue attributable to the Satellite Joint Venture.

     TINTA's revenue decreased $10.8 million and $13.3 million or 13% and 6% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such decreases for the three and nine month periods ended September 30, 1997, as compared to the corresponding prior year periods, were the net result of (i) decreases of $31.7 million and $67.6 million, respectively, in programming revenue due to the January 1, 1997 deconsolidation of Flextech and (ii) increases in cable revenue of $20.9 million and $54.3 million, respectively. Cable revenue increased primarily as a result of the OCC Acquisition and 5% and 9% increases in Cablevision's and the Puerto Rico Subsidiary's average number of basic subscribers (exclusive of basic subscribers acquired in acquisitions), respectively.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

     Operating Costs and Expenses

     Operating costs and expenses, excluding depreciation and amortization, increased $60.5 million and $137.6 million or 29% and 25% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Such increases were primarily the net result of (i) increases in stock compensation expense, (ii) increases in the operating costs and expenses, excluding depreciation and amortization of UVSG, NDTC, and ETC w/tci and (iii) decreases in TINTA's operating costs and expenses, excluding depreciation and amortization.

     UVSG's operating costs and expenses, excluding depreciation and amortization, remained relatively constant during the three months ended September 30, 1997, as compared to the prior year period. Operating costs and expenses, excluding depreciation and amortization, from UVSG increased by $68.1 million or 29% during the nine month period ended September 30, 1997, as compared to the prior year period. Such increase was primarily due to the inclusion of UVSG for eight months in 1996 versus nine months in 1997 as well as $35.9 million of additional costs attributable to the inclusion of the Satellite Joint Venture.

     TINTA costs and expenses, excluding depreciation and amortization, decreased $19.2 million and $50.5 million or 26% and 27% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such decreases for the three and nine month periods ended September 30, 1997 were comprised of (i) decreases of $38.3 million and $88.2 million, respectively, resulting from the deconsolidation of Flextech and (ii) increases in cable operating costs and expenses of $11.8 million and $30.8 million, respectively. Increases in cable operating costs and expenses are primarily attributable to higher programming costs which are due to a higher number of subscribers and higher programming rates.

     Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the TCI Ventures Group would incur for comparable services on a stand alone basis. During the three months ended September 30, 1997 and 1996, the TCI Ventures Group was allocated $2.2 million and $1.9 million, respectively, in corporate general and administrative costs by the TCI Group. During the nine months ended September 30, 1997 and 1996, the TCI Ventures Group was allocated $6.6 million and $6.0 million, respectively, in corporate general and administrative costs by the TCI Group.

     The $3.7 million and $34.5 million or 26% and 33% increases in depreciation and amortization expense during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods, are the result of a net increase in the TCI Ventures Group's assets that are subject to depreciation and amortization. The increases in such assets that are attributable to acquisitions and capital expenditures more than offset the decrease attributable to the January 1, 1997 deconsolidation of Flextech.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

     Other Income and Expense

     The share of losses from the TCI Ventures Group's investment in the PCS Ventures increased $116.4 million and $226.1 million during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. The increases in the share of losses are attributed primarily to general and administrative costs associated with the start-up of operations and Sprint Spectrum's share of losses in American PCS L.P. The PCS Ventures are in the development stage of operations. It is expected that Sprint PCS will continue to incur significant operating losses and significant negative cash flow from operating activities during the next several years while it develops and constructs its PCS network and builds its customer base. If and when Sprint PCS has successfully completed its network buildout, Sprint PCS's operating profitability will depend upon many factors, including, among others, its ability to market its products and services successfully, achieve its projected market penetration, manage customer turnover rates effectively and price its products and services competitively. There can be no assurance that Sprint PCS will achieve or sustain operating profitability or positive cash flow from operating activities in the future. If Sprint PCS does not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, it may not be able to meet its debt service requirements.

     Telewest has incurred losses since its inception. TCI Ventures Group's share of Telewest's net losses increased $8.9 million and $12.1 million or 31% and 12% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to (i) increases in depreciation and amortization and interest expense and (ii) changes in foreign currency transaction losses. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of L.8.5 million ($14.5 million using the applicable exchange rate) and L.7.6 million ($11.8 million using the applicable exchange rate) during the three months ended September 30, 1997 and 1996, respectively, and L.32.8 million ($54.5 million using the applicable exchange rate) and L.55.2 million ($84.6 million using the applicable exchange rate) during the nine months ended September 30, 1997 and 1996, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

     The share of losses from the TCI Ventures Group's investment in Teleport increased $4.6 million and $11.8 million or 42% and 37% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. The increases in the share of losses are largely attributed to costs incurred by Teleport in the expansion of their local telecommunications networks, increased depreciation expense and increased interest expense partially offset by an increase in telecommunications services revenue attributed to increased sales of services in existing and new markets. Teleport has incurred net losses since its inception due to the acquisition, installation, development and expansion of its existing and new telecommunications networks and the associated initial operating expenses of such networks. These networks generally incur negative cash flow from operating activities and operating losses until an adequate customer base and revenue stream for such networks have been established. There can be no assurance that Teleport will achieve or sustain profitability or generate sufficient positive cash flow to service its debt.

     The TCI Ventures Group's share of the losses of the affiliates other than Telewest, the PCS Ventures and Teleport increased $7.5 million and $21.0 million or 39% and 37% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to increased losses of JPC, Jupiter, the LLC, MultiThematiques and ABN. In addition, as previously described, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information concerning the Other Affiliates, see note 9 to the accompanying combined financial statements.

     The minority interests' share of gains (losses) was $6.9 million and $(22.0 million) during the nine months ended September 30, 1997 and 1996, respectively. Such changes are primarily the result of the deconsolidation of Flextech.

     On July 11, 1997 @Home completed its IPO, in which 10,350,000 shares of @Home common stock were sold to the public for aggregate cash consideration of approximately $109 million, before commissions and fees. As a result of the IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39%. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

     On September 26, 1997, TINTA sold its interest in TCID of New Zealand, Inc. for cash proceeds of $53.0 million. TINTA recognized a gain of $58.4 million on such sale.

     During 1997, Teleport issued 4,857,083 shares of Class A common stock at an average price per share of $19.25 for certain acquisitions. The total consideration paid by Teleport through the issuance of common stock was approximately $93 million. As a result of Teleport issuing additional shares the TCI Ventures Group's ownership interest in Teleport was reduced from approximately 31% to approximately 30%. Accordingly, the TCI Ventures Group recognized a gain amounting to $21 million (before deducting deferred income tax expense of approximately $8 million).

                              "TCI VENTURES GROUP"
                        (a combination of certain assets)


Material Changes in Results of Operations (continued)

     In February 1997, TSX and Antec entered into a business combination with Antec being the surviving entity. In connection with this transaction, the TCI Ventures Group recognized a $28.9 million gain representing the difference between the fair value of the Antec shares received and the carrying value of its investment in TSX at the date of the transaction. As a result of this transaction, the TCI Ventures Group holds an approximate 16% ownership interest in Antec.

     Income Taxes

     The TCI Ventures Group's income tax benefit was $143.1 million and $74.3 million during the nine months ended September 30, 1997 and 1996, respectively. The effective tax rates associated with such benefits were 31% and 29%, respectively.

     Net Losses

     The TCI Ventures Group's net loss of $125.7 million and $314.9 million for the three and nine month periods ended September 30, 1997, respectively, represent increases of $76.9 million and $130.1 million, as compared to the TCI Ventures Group's net loss of $48.8 million and $184.8 million for the three and nine month periods ended September 30, 1996, respectively. With the exception of UVSG, Cablevision, WTCI, and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective subscriber bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

                            TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1997 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

     As previously reported, on September 30, 1994, an action caption The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustees v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. A tentative Settlement has been reached pending final approval and documentation.

     As previously reported, on September 30, 1994, an action caption WEBBCO v. Tele-Communications, Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the United States District Court for the District of Colorado. A tentative Settlement has been reached pending final approval and documentation.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     Interactive Network, Inc. Shareholder Litigation (No. C95-0026 DLJ, Northern District of California.) In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. The remaining claims are limited to a class of just several months. The Company's response to the Fifth Amended Complaint, as so limited, is due on November 18, 1997. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     Interactive Network, Inc. v. Tele-Communications, Inc., et al.(Alameda County Superior Court, Case No. 754933-7). On October 20, 1995, Interactive Network, Inc. ("Interactive") filed a complaint in the Superior Court of California for the County of Alameda naming Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Co., TCI Cablevision of California, Inc. ("the TCI defendants") and Gary Howard as defendants. The Complaint alleges claims for breach of fiduciary duty, abuse of control, intentional interference with prospective business advantage, intentional interference with contractual relations, breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of corporate assets, unfair competition and unjust enrichment arising out of the business relationship between the TCI defendants and Interactive. Plaintiffs twice amended the complaint, following a series of motions attacking the pleadings by the TCI defendants, resulting in the Third Amended Complaint. The Third Amended Complaint alleges that the TCI defendants breached various duties owed to Interactive as a result of the TCI defendants' purported status as a controlling shareholder. The Complaint further alleges that the TCI defendants fraudulently promised to provide financing to Interactive and fraudulently induced Interactive to enter into various transactions. The Third Amended Complaint seeks various unspecified compensatory and punitive damages as well as injunctive relief. On June 17, 1996, certain of the TCI defendants, on their own behalf and as the agent of various additional secured creditors, filed a cross-complaint for breach of contract against Interactive seeking in excess of $24 million pursuant to various promissory notes entered into by Interactive. On July 22, 1996, Interactive filed a "cross-complaint to the cross-complaint" alleging economic duress, breach of the implied covenant of good faith and fair dealing, fraud and breach of contract in connection with the promissory notes entered into by Interactive. The parties have completed discovery and trial is currently scheduled for November 21, 1997. During expert discovery, Interactive's experts estimated Interactive's purported damages to be in excess of $250,000,000. Management believes that the Company has strong defenses to Interactive's claims, and that an adverse result on those claims in the matter is not likely. Management further believes that a favorable result on the cross-complaint is likely. Accordingly, based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Clarence L. Elder, both individually and as a the group Representative vs. Tele-Communications, Inc. et al. As previously reported, on December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. On September 24, 1997, the Maryland Court of Special Appeals affirmed in all but one respect the Circuit Court's summary judgment in favor of the defendants. The court found that the settlement agreement at issue is ambiguous concerning the number of Limited Partnership units the plaintiffs were entitled to purchase (186.6 or 311), but rule in favor of defendants concerning the price at which the units must be sold and all other issues.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     Plaintiffs have filed a motion for reconsideration, and have indicated that they will petition for certiorari in the Court of Appeals if their motion for reconsideration is denied. If the Court of Special Appeals decision is not disturbed, the only issue for trial will be the number of units Plaintiffs are entitled to purchase at fair market value, as determined in accordance with the appraisal previously obtained by defendants. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Les Dunnaville v. United Artists Cable, et al. As previously reported, on February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in defendants' favor on March 18, 1996. The plaintiffs appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In a decision dated June 5, 1997, the Maryland Court of Special Appeals affirmed the trial court's grant of summary judgment in all respects except for one portion of the defamation claim involving alleged statements of Roy Harbert. The trial court is scheduled to try the one remaining claim on April 2, 1998. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Donald E. Watson v. Tele-Communications, Inc., et al. As previously reported, on March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. In an order dated September 25, 1997, the Court granted summary judgment in favor of defendants on the claims of intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, and discrimination on the basis of race. The remaining claims will be tried in a trial beginning on December 3, 1997. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     Louis Beverly v. Tele-Communications, Inc., et al. As previously reported, on July 27, 1995, Louis Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. On February 14, 1996, the Court granted defendants' Motion dismissing Tele-Communications, Inc., and TCI East, Inc. as parties, along with various counts asserted by the plaintiffs. United Artists Cable of Baltimore was also dismissed from the Title VII claim for race discrimination. The parties have agreed to a settlement. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

     C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steven Santamaria; Media Management Group, Inc. and Virginia Butler. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. Currently pending before the trial court is a motion filed by the remaining Company defendants for judgment on the pleadings with respect to plaintiffs' other claims. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Kim Magness, et al. v Tele-Communications, Inc. et al. On October 29, 1997 this action was filed in the District Court, Arapahoe County, Colorado, against Tele-Communications, Inc. and Donne F. Fisher, individually and as Personal Representative of the Estate of Bob Magness, deceased; Daniel Ritchie, individually and as Personal Representative of the Estate of Bob Magness, Deceased; Tele-Communications, Inc., John Malone; and DOES 1-10. This action concerns the sale of stock by the Estate of Bob Magness and the Petitioner's request to rescind the transaction. Plaintiffs allege, among other things, the following Claims for Relief: Statutory Claim - Request to Void Transaction; Breach of Fiduciary Duty; and Indemnification. The Complaint seeks a judgment voiding, unwinding, and invalidating the agreements and transactions; a judgment and order requiring TCI to return shares of stock to the Estate; an order prohibiting any action to sell, transfer, pledge, hypothecate or dispose of shares purchased from the Estate; a judgment awarding damages and surcharge, including lost profits, consequential damages, and lost appreciation damages; and reasonable costs and attorney fees. Plaintiffs demand a jury trial. Kim Magness is a director of the Company. Based upon the facts available management believes that, although no assurances can be given as to the outcome of this actions, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     The TCI Series D Preferred Stockholders Litigation. In October 1997, an individual and putative class action complaint was filed in the Delaware Court of Chancery by certain holders of Tele-Communications, Inc. ("TCI") Convertible Preferred Stock, Series D (the "Series D Preferred Stock"). TCI is the only named defendant in the action styled as Batten v. Tele-Communications, Inc., C.A. No. 15972 (the "Series D Preferred Stockholders Litigation"). The complaint was filed in connection with an offer made by TCI to the holders of TCI Group Common Stock to exchange up to 30% of the outstanding shares of TCI Group Common Stock to exchange up to 30% of the outstanding shares of TCI Group Common Stock for shares of the newly created TCI Ventures Group Common Stock (the "Exchange Offer"). The gravamen of the complaint in the Series D Preferred Stockholders Litigation is that TCI breached its obligations to the holders of the Series D Preferred Stock by failing to allow them to exchange their shares of Series D Preferred Stock for shares of a newly created "Mirror Preferred Stock" which would be convertible into shares of Series A TCI Ventures Group Common Stock issued in the Exchange Offer. In the alternative, the Series D Stockholders allege that TCI breached an implied covenant of good faith and fair dealing in connection with the Series D Preferred Stock or that TCI is promissorily estopped from denying the Series D Stockholders from exercising their rights under the Mirror Preferred Provision. On October 27, 1997, TCI filed a motion to dismiss the complaint in the Series D Preferred Stockholders Litigation. No date has been set by the Delaware Chancery court to hear TCI's motion to dismiss. On October 3, 1997, in the Court of Chancery in New Castle County, Delaware, Case No. 15972. Plaintiff, Frank Batten filed this action against Tele-Communications, Inc. alleging, among other things, the following Claims for Relief: Breach of Contract; Alternative Claim for Breach of Obligation of Good Faith and Fair Dealing; and Promissory Estoppel. The Company was served on October 7, 1997. The Complaint seeks judgment declaring class action, judgment declaring Breach of Contract and compelling TCI to issue the Option Notice and thereafter to issue shares of Mirror Preferred Stock to all class members or monetary damages in lieu thereof; costs and attorney fees and expenses. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     BET Litigation. In September 1997, five substantially similar purported class action complaints were filed by stockholders of BET Holdings, Inc. ("BET Holdings") in the Court of Chancery of the State of Delaware under the captions Herbert Behrens v. Robert L. Johnson, et al., C.A. No. 15921; Harbor Finance Partners v. Peter Barton, et al., C.A. No. 15923; Alan Friedman v. Robert L. Johnson, et al., C.A. No. 15924; Tiger Options, L.L.C. v. Robert L. Johnson, et al., C.A. No. 15936 and Jerome Ramos v. Robert L. Johnson, et al., C.A. No. 15941. Subsequently, on October 14, 1997, an Order of Consolidation was entered consolidating these actions under the caption In re BET Holdings, Inc. Shareholders Litigation, C.A. No. 15921 (the "Consolidated Action"). In the designated complaint in the Consolidated Action, the named defendants are: Robert L. Johnson, John C. Malone, Peter R. Barton, Delano E. Lewis, Sheila Crump Johnson, Herbert P. Wilkins, Denzel Washington, TCI, Liberty Media Corporation ("Liberty"), and BET Holdings. The Consolidated Action focuses on the announcement of an offer by TCI, Liberty and Robert L. Johnson, the Chief Executive Officer of BET Holdings, to purchase all outstanding shares of BET Holdings for $48 per share, alleging that the proposed $48 per share price was inadequate and that the transaction contemplated by the offer would constitute a breach of fiduciary duty by the directors of BET Holdings. No discovery has been taken in the Consolidated Action.

     On October 7, 1997, a purported class lawsuit captioned Yvonne Baskerville
     v. Robert L. Johnson, et al., Civil Action No. 97ca00778 was filed in the Superior Court of The District of Columbia. The defendants in the Baskerville action are: Robert L. Johnson, John C. Malone, Denzel Washington, Delano E. Lewis, Sheila Crump Johnson, BET Holdings, TCI and Liberty. The Baskerville action is substantially similar to the Consolidated Action. The Complaint, among other things, alleges Breach of Fiduciary Duty in connection with a proposed "freeze-out" transaction, where they allege that defendants intended to take full equity ownership of BET through a merger into a new entity. The Complaint seeks judgment declaring class action; granting injunctive relief against consummation of the transaction or order rescinding the proposed merger transaction; and ordering defendants to account for all damages including costs and disbursements, attorney fees, and expert fees. By consent of the parties, proceedings in the Baskerville action have been stayed conditionally. No prediction can be made at this time as to the outcome of these actions. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.


                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     Late Fee Litigation. The Company has been named in a number of purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems directly or indirectly owned or managed by the Company charge late fees to subscribers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by various cable systems are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

Item 2. Change in Securities.

     On July 24, 1997, the Company issued 7,296,324 shares of Series B TCI Group Stock and 2,278,125 shares of Series B Liberty Group Stock to an executive officer who is also a director of the Company in exchange for the same number of shares of Series A TCI Group Stock and Series A Liberty Group Stock, respectively, held by such executive officer and director. Such shares were valued at approximately $170 million at the time of issuance. The Series B TCI Group Stock is convertible into Series A TCI Group Stock on a share for share basis at any time at the option of the holder thereof.

     On July 10, 1997, the Company issued 1,614,350 shares of the Company's Series A Liberty Media Group Common Stock. The Company issued such shares to John J. Sie in exchange for the 10% ownership interest of Mr. Sie, through his wholly-owned corporation JJS Communications, Inc., in Encore Media Corporation ("Encore"). At the time of issuance, the shares issued were valued at $30 million. The Company entered into such transaction in connection with certain other transactions pursuant to which the businesses of Encore and Liberty Starz, Inc. were contributed to a newly formed limited liability company.

     On August 5, 1997 (the "IP Phase II Closing Date"), the Company issued 2,405,942 shares of the Company's Series B TCI Group Common Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of the Company is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, pursuant to which the Company acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in InterMedia Capital Management IV, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate amount of $15,450,976. In connection with the foregoing transaction, a director of the Company received a consulting fee in the amount of $400,000 in cash and 31,030 shares of Series B TCI Group Stock and the son of a director of the Company received an advisory fee in the amount of 36,364 shares of Series B TCI Group Stock.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     The Company issued the equity securities in each of the above described transactions pursuant to the private placement exemption from the Securities Act of 1933, as amended (the "Act") afforded by Section 4(2) of the Act.

     On September 10, 1997, the offers (collectively, the "Exchange Offers") of the Company (i) to issue to holders of the Tele-Communications, Inc. Series A TCI Group Common Stock, one share of the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, in exchange for each share of Series A TCI Group Common Stock tendered to the Company up to a maximum aggregate of 188,661,300 shares of Series A TCI Group Common Stock and (ii) to issue to holders of the Tele-Communications, Inc. Series B TCI Group Common Stock, one share of the Tele-Communications, Inc. Series B TCI Ventures Group Common Stock in exchange for each share of Series B TCI Group Common Stock tendered to the Company up to a maximum aggregate of 16,266,400 shares of Series B TCI Group Common Stock, each expired and were oversubscribed. On or around September 19, 1997, the Company distributed 188,661,300 shares of Series A TCI Ventures Group Common Stock and 16,266,400 shares of Series B TCI Ventures Group Common Stock pursuant to the terms of the Exchange Offers. The shares of Series A TCI Group Common Stock and Series B TCI Group Common Stock received by the Company pursuant to the Exchange Offers were retired and restored to the status of authorized but unissued shares of such series of stock. Other than the shares received by the Company as described in the preceding sentence, the Company did not receive any consideration in connection with the Exchange Offers.

     The Exchange Offers were made by the Company in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The Company therefore did not pay any commission or other remuneration to any broker, dealer, salesman or other person for soliciting tenders of Series A TCI Group Common Stock or Series B TCI Group Common Stock. The Company believes that such exemption from registration is available because (i) shares of the Series A TCI Ventures Group Common Stock and Series B TCI Ventures Group Common Stock were issued by the Company to existing security holders exclusively in exchange for shares of Series A TCI Group Common Stock and Series B TCI Group Common Stock and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     Each share of Series B TCI Ventures Group Common Stock is convertible, at the option of the holder, into one share of Series A TCI Ventures Group Common Stock. Shares of Series A TCI Ventures Group Common Stock are not convertible into shares of Series B TCI Ventures Group Common Stock.

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on August 28, 1997 (the "Meeting"), the following matters were voted upon by the stockholders of Tele-Communications, Inc. ("TCI"):

     1. The election of three directors of TCI as follows: Donne F. Fisher by 98.88% of the votes cast at the Meeting (1,370,640,998 For; 15,482,252
          Withheld), Kim Magness by 99.34% of the votes cast at the Meeting (1,376,911,402 For; 9,211,848 Withheld), and J.C. Sparkman by 98.85%
          of the votes cast at the Meeting (1,370,188,832 For; 15,934,418 Withheld). The election of directors required a plurality of the votes of the outstanding shares as of the record date of July 25, 1997 (the "Record Date") of TCI Series A TCI Group Common Stock (the "Series A TCI Group Stock"), TCI Series A Liberty Media Group Common Stock (the "Series A Liberty Group Stock"), TCI Series B TCI Group Common Stock (the "Series B TCI Group Stock"), TCI Series B Liberty Media Group Common Stock (the "Series B Liberty Group stock"), Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G and Redeemable Convertible Liberty Media Group Preferred Stock, Series H, voting as a single class. Additionally, subsequent to the Meeting, Messrs. John W. Gallivan, Paul A Gould, Jerome H. Kern, John C. Malone, Leo J. Hindery, Jr., and Robert A. Naify continue to serve as members of the Board of Directors subject to re-election over staggered three year terms. Tony Coelho resigned as a director on September 29, 1997, and that position remains vacant.

     2. To consider and vote upon a proposal to amend TCI's Restated Certificate of Incorporation, which amendment caused the designation of the TCI Ventures Group Common Stock. Such proposal required the affirmative vote of at least 66-2/3% of the combined voting power of the outstanding shares as of the Record Date of Series A TCI Group Stock. Series B Liberty Group Stock, and Series C Preferred Stock voting as a single class (1,265,139,485 For; 8,629,589 Against; 3,315,967 Abstentions; and 85,834,633 Broker Non-Votes).

                                                                     (continued)

                            TELE-COMMUNICATIONS, INC.

     3. To consider and vote upon a proposal to adopt an amendment to TCI's Restated Certificate of Incorporation, which amendment would permit TCI to redeem the Liberty Media Group Common Stock with stock of a less than a wholly owned subsidiary of TCI that holds all of the assets and liabilities attributed to the Liberty Media Group if certain conditions are met. Such proposal required the affirmative vote of a least 66-2/3% of the combined voting power of the outstanding shares as of the Record Date of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock and Series C Preferred Stock voting as single class (1,274,833,737 For; 6,177,067 Against; 1,771,886 Abstentions;
          and 80,137,004 Broker Non-Votes), and the affirmative vote of a majority of the combined voting power of the outstanding shares as of the Record Dates of Series A Liberty Group Stock and Series B Liberty Group Stock voting as a single class (344,077,845 For; 1,370,120 Against; 245,412 Abstentions; and 22,842,821 Broker Non-Votes).

     4. To consider and vote upon a proposal of two stockholders of TCI concerning the elimination of election of directors by classes. Such proposal required the affirmative vote of a majority of the combined voting power of the shares of Series A TCI Group Stock, Series A Liberty Group Stock, Series B TCI Group Stock, Series B Liberty Group Stock, and Series C Preferred Stock, represented in person or by proxy at the Meeting, voting as a single class (337,698,351 For; 934,252,509 Against; 5,132,699 Abstentions; and 85,836,115 Broker Non-Votes).


Item 6. Exhibit and Reports on Form 8-K.

     (a)  Exhibit -

          (27) Tele-Communications, Inc. Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

                         Date of            Items
                         Report            Reported    Financial Statements Filed
                         ------            --------    --------------------------

                    August 28, 1997         Item 5              None.

                    September 9, 1997       Item 5              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS, INC.




Date:   November 13, 1997          By:  /s/ LEO J. HINDERY, JR.
                                       ------------------------
                                            Leo J. Hindery, Jr.
                                              President and Chief
                                                Operating Officer




Date:   November 13, 1997          By:  /s/ STEPHEN M. BRETT
                                       ---------------------
                                            Stephen M. Brett
                                               Executive Vice President




Date:   November 13, 1997          By:  /s/ BERNARD W. SCHOTTERS
                                       -------------------------
                                            Bernard W. Schotters
                                              Senior Vice President
                                                (Principal Financial Officer)




Date:   November 13, 1997          By:  /s/ GARY K. BRACKEN
                                       --------------------
                                            Gary K. Bracken
                                              Senior Vice President of
                                                TCI Communications, Inc.
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27)        Tele-Communications, Inc. Financial Data Schedule