Form 10-Q/A
period 1997-09-30
TELE COMMUNICATIONS INC /CO/
filed 1997-11-14
CIK 925692

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


                                        TELE-COMMUNICATIONS, INC.



Date: November 14, 1997                 By:  /s/ Stephen M. Brett
                                           ----------------------------
                                                 Stephen M. Brett
                                                  Senior Vice President
                                                   and Secretary

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

         TCI Ventures Group Series A and Series B Common Stock

         The earnings attributable to TCI Ventures Group Stock stockholders per common share for the period from the TCI Ventures Exchange to September 30, 1997 was computed by dividing net earnings attributable to TCI Ventures Group Stock stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (204.9 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive to TCI.

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

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                                   (unaudited)


                                                            Three months ended        Nine months ended
                                                               September 30,            September 30,
                                                          ----------------------    ----------------------
                                                            1997         1996         1997         1996
                                                          ---------    ---------    ---------    ---------
                                                                       amounts in thousands,
                                                                     except per share amounts
Revenue (note 11)                                         $ 258,942      238,590      758,082      637,670

Operating costs and expenses:
   Operating (note 11)                                      149,195      142,742      428,635      372,309
   General and administrative (note 11)                      64,050       70,283      194,469      188,855
   Stock compensation (note 12)                              55,774       (4,468)      68,699       (6,930)
   Depreciation and amortization                             52,984       38,405      138,149      103,617
                                                          ---------    ---------    ---------    ---------
                                                            322,003      246,962      829,952      657,851
                                                          ---------    ---------    ---------    ---------

        Operating loss                                      (63,061)      (8,372)     (71,870)     (20,181)

Other income (expense):
   Share of losses of PCS Ventures (note 6)                (147,051)     (30,615)    (304,436)     (78,358)
   Share of losses of Telewest (note 7)                     (37,880)     (29,003)    (111,338)     (99,206)
   Share of losses of Teleport (note 8)                     (15,600)     (11,011)     (43,417)     (31,591)
   Share of losses of other affiliates (note 9)             (26,941)     (19,435)     (77,350)     (56,337)
   Interest expense                                         (14,612)     (10,845)     (41,178)     (36,536)
   Interest income (note 11)                                  4,982        5,180        8,883       18,547
   Minority interests' share of (gains) losses                1,525        5,747       (6,935)      21,992
   Foreign currency transaction gains (losses)                 (823)         609         (425)       4,040
   Gain on disposition of assets (note 9)                    75,905           --      104,774           --
   Gain on issuance of stock by attributed entity (note 4)   60,233           --       60,233           --
   Gain on sale of stock by equity investee (note 8)             --       12,410       21,251       12,410
   Other, net                                                (2,850)         305        3,800        6,162
                                                          ---------    ---------    ---------    ---------
                                                           (103,112)     (76,658)    (386,138)    (238,877)
                                                          ---------    ---------    ---------    ---------

        Loss before income taxes                           (166,173)     (85,030)    (458,008)    (259,058)

Income tax benefit                                           40,440       23,002      143,117       74,293
                                                          ---------    ---------    ---------    ---------

        Net loss                                          $(125,733)     (62,028)    (314,891)    (184,765)
                                                          =========    =========    =========    =========

Earnings per common share (note 1)                        $     .11                       .11
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

         The historical earnings attributable to TCI Ventures Group Stock stockholders per common share for the period from the TCI Ventures Exchange to September 30, 1997 was computed by dividing net earnings attributable to TCI Ventures Group Stock stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (204.9 million). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive to TCI. Assuming the Exchange Offer had been consummated on January 1, 1997 and 204.9 million shares had been outstanding since that date, the pro forma loss attributable to TCI Ventures Group's stockholders per common share for the three and nine month periods ended September 30, 1997 would have been $.61 and $1.54, respectively.

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

     Net Losses


     The TCI Ventures Group's net loss of $125.7 million and $314.9 million for the three and nine month periods ended September 30, 1997, respectively, represent increases of $76.9 million and $130.1 million, as compared to the TCI Ventures Group's net loss of $62.0 million and $184.8 million for the three and nine month periods ended September 30, 1996, respectively. With the exception of UVSG, Cablevision, WTCI, and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective subscriber bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.