Form 10-K
period 1997-12-31
TELE COMMUNICATIONS INC /CO/
filed 1998-03-24
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ____ to ____

Commission File Number 0-20421


                            TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                                 84-1260157
 -----------------------------               ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
        Englewood, Colorado                                 80111
---------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code:  (303) 267-5500

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                  Tele-Communications, Inc. Series A TCI Group Common Stock,
                     par value $1.00 per share
                  Tele-Communications, Inc. Series B TCI Group Common Stock,
                     par value $1.00 per share
                  Tele-Communications, Inc. Series A Liberty Media Group
                     Common Stock, par value $1.00 per share
                  Tele-Communications, Inc. Series B Liberty Media Group
                     Common Stock, par value $1.00 per share
                  Tele-Communications, Inc. Series A TCI Ventures Group
                     Common Stock, par value $1.00 per share
                  Tele-Communications, Inc. Series B TCI Ventures Group
                     Common Stock, par value $1.00 per share
                  Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
                     Stock, par value $.01 per share

         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                           ------    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             --------

         The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 30, 1998, was approximately $21,264,000,000.

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries), as of January 30, 1998, was:

                 Tele-Communications, Inc. Series A TCI Group common stock - 480,386,628 shares,
                  Tele-Communications, Inc. Series B TCI Group common stock - 38,882,055 shares,
             Tele-Communications, Inc. Series A Liberty Media Group common stock
             - 325,033,596 shares, Tele-Communications, Inc. Series B Liberty Media Group common stock - 31,681,124 shares,.
           Tele-Communications, Inc. Series A TCI Ventures Group common stock -
              390,013,394 shares, and Tele-Communications, Inc. Series B TCI Ventures Group common stock - 32,100,604 shares.

                       Documents Incorporated by Reference
                       -----------------------------------

      Portions of the Registrant's definitive Proxy Statement to be used in
      ---------------------------------------------------------------------
    connection with the 1998 Annual Meeting of Stockholders are incorporated
    ------------------------------------------------------------------------
                   by reference in Part III of this Form 10-K.
                   -------------------------------------------

                            TELE-COMMUNICATIONS, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                                                Page
                                     PART I                                                     ----

Item 1.  Business  .........................................................................    I-1

Item 2.  Properties  .......................................................................    I-89

Item 3.  Legal Proceedings  ................................................................    I-90

Item 4.  Submission of Matters to a Vote of Security Holders  ..............................    I-100



                                     PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters  .....................................................    II-1

Item 6.  Selected Financial Data  ..........................................................    II-4

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  .............................................    II-9

Item 8.  Financial Statements and Supplementary Data  ......................................    II-70

Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure  ..........................................    II-70



                                    PART III

Item 10. Directors and Executive Officers of the Registrant  ...............................    III-1

Item 11. Executive Compensation  ...........................................................    III-1

Item 12. Security Ownership of Certain Beneficial Owners
          and Management  ..................................................................    III-1

Item 13. Certain Relationships and Related Transactions  ...................................    III-1



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K  .............................................................    IV-1


Appendix A. Glossary of Defined Terms ......................................................    A-1

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

         On August 3, 1995, TCI issued Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). For additional information concerning the Liberty Media Group, see "Narrative Description of Business - Liberty Media Group."

         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. For additional information concerning the TCI Ventures Group, see "Narrative Description of Business - TCI Ventures Group."

         Effective February 6, 1998, the Company issued stock dividends to holders of Liberty Group Stock (the "1998 Liberty Stock Dividend") and TCI Ventures Group Stock (the "Ventures Stock Dividend"). The 1998 Liberty Stock Dividend consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The Ventures Stock Dividend consisted of one share of TCI Venture Group Stock for every one share of TCI Ventures Group Stock owned. The 1998 Liberty Stock Dividend and the Ventures Stock Dividend have been treated as stock splits, and accordingly, all share and per share amounts have been retroactively restated to reflect the 1998 Liberty Stock Dividend and the Ventures Stock Dividend.

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock") and up to 16,266,400 shares of Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock," and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered, up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock (the "TCI Ventures Exchange").

         The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. For additional information concerning the TCI Group, see "Narrative Description of Business - TCI Group."

         The TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements, the change in the capital structure of TCI resulting from the redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the rights of creditors of TCI.

         In January 1997, the Company acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that the Company did not previously own and certain additional assets for aggregate consideration of approximately $970 million. The Company issued approximately 16 million shares of TCI Group Series A Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition.

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares in an account at the Investment Bankers. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. In connection with the Exchange and Sale, Dr. Malone agreed to forgo the exercise of certain option rights (the "Malone Right"), and in consideration, TCI granted to Dr. Malone the right to acquire 30,545,864 shares of TCI Group Series B Stock. On January 5, 1998, the Company announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock, upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.

         In April 1997, At Home Corporation ("@Home") issued 240,000 shares of convertible preferred stock resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for cash proceeds of approximately $100 million. As a result of the @Home IPO, TCI's economic interest in @Home, which is attributed to TCI Ventures Group, decreased from 43% to 39%, which economic interest represents an approximate 72% voting interest. In October 1997, @Home entered into an exclusive distribution arrangement with Cablevision Systems Corporation ("CSC") as described below and issued to CSC warrants to purchase an aggregate of 10,946,936 shares of @Home's Series A Common Stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 of such shares are immediately exercisable, subject to the receipt of all necessary governmental consents or approvals, and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and it controlled affiliates to CSC, CSC's parent or their controlled affiliates.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. ("DMX") Following such merger (the "DMX Merger"), the Company owned 89.6% of the common equity and 98.7% of the voting power of TCI Music. In connection with such merger, the Company assumed a contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. Such obligation may be settled, at the Company's option, with shares of TCI Group Series A Stock or with cash. In December 1997, TCI Music issued convertible preferred stock and common stock in connection with two acquisitions. After giving effect to such issuances and assuming the conversion of the TCI Music convertible preferred stock, TCI, at December 31, 1997, owned TCI Music securities representing 81.1% of TCI Music's common stock and 97.5% of the voting power attributable to such TCI Music common stock.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI merged with and into Kearns-Tribune Corporation ("Kearns-Tribune"). The merger was valued at $808 million. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and
10.1 million shares of Liberty Group Stock. Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash.

         On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("IFE Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into IFE Class C Stock, ("IFE Convertible Notes"), contributed its IFE Class C Stock and IFE Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million.

         Through October 9, 1996, TCI owned shares of Turner Broadcasting System, Inc. ("TBS") common stock and shares of TBS preferred stock that were convertible into TBS common stock. On October 10, 1996, Time Warner, Inc. ("Time Warner") and TBS consummated a merger (the "TBS/Time Warner Merger") whereby TBS shareholders, including the Company, received Time Warner common shares.

         In connection with the TBS/Time Warner Merger, Liberty Media Group and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly-owned subsidiary of Liberty Media Group which together with its wholly-owned subsidiaries, distributed the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner Merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern and certain of its subsidiaries, (together with Southern, the "Southern Business"), through a purchase of assets (the "Southern Option"). Liberty Media Group received 6.4 million shares of a separate series of Time Warner Common Stock with limited voting rights designated as Series LMCN-V Common Stock (the "TW Exchange Stock") valued at $306 million in consideration for such grant. In September 1997, Time Warner exercised the option. Pursuant to the Southern Option, effective January 1, 1998, Time Warner purchased the Southern Business for $213.3 million, which was paid in cash together with the assumption of certain liabilities on January 2, 1998.

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case the Company has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI's debt. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to
(i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         Including the above-described CSC transactions and another transaction that closed in February 1998, the Company, as of February 28, 1998, has since January 1, 1997 contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.8 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to the Company's debt, annual revenue and annual operating income before depreciation, amortization and stock compensation of approximately $4.6 billion, $1.7 billion, and $783 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

         A glossary of selected defined terms used in Item 1 through Item 7 of this Report is included herein as Appendix A.

         (b)      Financial Information about Industry Segments

         The Company has significant operations principally in two industry segments: cable and communications services and programming services. The Company's domestic cable and communications businesses and assets are included in TCI Group, and the Company's domestic programming businesses and assets are included in Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets are included in TCI Ventures Group. No individual business or asset within TCI Ventures Group constitutes a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Financial information related to the Company's industry segments can be found in note 17 to the Company's consolidated financial statements found in Part II of this report.

         (c)      Narrative Description of Business

         TCI GROUP

         Domestic Cable and Communications

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

         Cable operators have traditionally used coaxial cable for transmission of television signals to customers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. Optical fiber, when used as an alternative to coaxial cable, can improve system reliability and provide for additional capacity which should enable the provision of incremental revenue-producing services. During 1992, TCI Group began upgrading and installing optical fiber in its cable systems.

         At December 31, 1997, approximately 59% of TCI Group's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 78 analog channels. Compressed digital video technology converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         TCI Group began offering digital cable television service to selected markets in 1997. In February 1998, TCI Group initiated broader marketing efforts that are intended to result in an increase in the number of digital cable television customers. Such marketing efforts will encompass multi-media, product enhancements, sales promotions and sales incentives. As of March 17, 1998, digital video services were available to approximately 9.8 million of TCI Group's customers. Such amount excludes approximately 860,000 basic customers who had obtained access to digital cable television from certain cable television systems prior to the contribution of such cable systems to CSC and another joint venture during the first quarter of 1998.

         Effective as of December 16, 1997, National Digital Television Center, Inc., ("NDTC") a subsidiary of TCI and a member of the TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of digital set-top devices.

         Service Charges. TCI Group offers a limited "basic service" ("Basic-TV") (primarily comprised of local broadcast signals and public, educational and governmental ("PEG") access channels) and an "expanded tier" (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $9.00 to $12.00, and the monthly service fee for the expanded tier generally ranges from $13.00 to $19.00. TCI Group offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. TCI Group offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various RSNs and certain Pay-TV channels) offered at $1.00 to $8.00 per month, pay-per-view movies offered separately at $3.00 to $4.00 per movie and certain pay-per-view events offered separately at $6.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. In most markets, customers may also elect to subscribe to digital video services comprised of up to 36 video and 10 audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.

         As further enhancements to their cable services, customers may generally rent converters or converters with remote control devices for a monthly charge ranging from $.89 to $4.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also a nonrecurring installation charge (which is limited by rules of the Federal Communications Commission ("FCC") which regulate hourly service charges for each individual cable system) ranging from $20.00 to $39.00 is usually charged.

         Monthly fees for Basic-TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), together with the 1992 Cable Act (the "Cable Acts"), established rules under which TCI Group's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see Regulation and Legislation below.

         Customer Data. TCI Group operates its cable television systems either through its operating divisions or through certain other subsidiaries of TCI attributed to TCI Group. Domestic Basic-TV cable customers served by TCI Group are summarized as follows (amounts in millions):

                                                        Basic-TV customers at December 31,
                                               -------------------------------------------------
                                                1997       1996       1995      1994       1993
                                               ------     ------     ------    ------     ------
Managed through TCI Group's operating
   divisions                                    14.2       13.4       11.9       10.7        9.8
Other non-managed subsidiaries of TCI
   attributed to TCI Group                       0.2        0.5        0.6        0.5        0.5
                                             -------    -------    -------    -------    -------

                                                14.4       13.9       12.5       11.2       10.3
                                             =======    =======    =======    =======    =======

         TCI Group operates cable television systems throughout the United
States.

         Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act, limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. TCI Group's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of PEG access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         Most of TCI Group's present franchises had initial terms of approximately 10 to 15 years. The duration of TCI Group's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,200 of TCI Group's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by TCI Group and involves approximately 4.8 million basic customers.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See Regulation and Legislation below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.

         DBS. During 1997, TCI Group continued to experience a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. Primestar Partners, L.P. ("Primestar") distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 27 inches to 36 inches in diameter. Prior to the spin-off of TCI Group's interests in its digital satellite businesses, TCI Group provided this satellite delivered service. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("EchoStar"), transmit from high power satellites and generally use smaller dishes to receive their signals. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and TCI Group expects that competition from DBS will continue to increase.

         DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service customers.

         The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local market. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line-of-sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they want to view DBS programming.

         Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers and TCI Group assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Furthermore, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS customers.

         Telephone Company Entry. The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. TCI Group expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. TCI Group assumes that all major telephone companies have already entered or may enter the business of providing video services. TCI Group is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a number of TCI Group's franchise areas. Most major telephone companies have greater financial resources than TCI Group, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below.

         Although long distance telephone companies are not prohibited from providing video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

         Utility Company Entry. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. TCI Group expects this could result in another source of significant competition in the delivery of video services. As an example, in the Washington, D.C. metropolitan market, the local power utility has entered into a partnership with an experienced cable television and open video system company and is proposing to provide video and telecommunications services throughout the Washington, D.C. metropolitan market.

         MMDS/LMDS. Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully-operational LMDS systems.

         Cable System Overbuilds. During 1997, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises.

         Private Cable. TCI Group also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See Regulation and Legislation below.

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

         TCI Group has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

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

         The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect TCI Group's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of TCI Group's cable systems.

         Cable Rate Regulation. The 1992 Cable Act imposed extensive rate regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

         The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, TCI Group was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, TCI Group pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. On February 25, 1998, legislation was introduced in the Congress which if enacted would repeal the statutory "sunset" and extend FCC regulation of CPST rates beyond March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units ("MDUs"), although complaints about predatory pricing in MDUs still may be made to the FCC.

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place. For more information, see "TCI Ventures Group - Domestic Telephony - Domestic Wireless Telephony and Domestic Wireline Telephony," below.

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

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC, notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect TCI Group's ability to acquire attributable interests in additional cable systems. The FCC is currently conducting a reconsideration of its national customer limit rules, and it is possible the FCC will revise both the national customer reach percentage limitation and/or the manner in which it attributes ownership to a cable operator. Either of these revisions, which are expected to be completed in 1998, could adversely affect various joint ventures, partnerships and equity ownership arrangements announced by TCI Group in 1997 in TCI Group's effort to reduce the number of cable systems over which it has control and management responsibility.

         The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

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

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on TCI Group's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as WGN). For more information see "Liberty Media Group - Regulation - Programming Companies" and "Regulation of Carriage of Broadcast Stations," below.

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

         "Anti-Buy Through" Provisions. Federal law requires each cable system to permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period if deemed necessary.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to TCI Group. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements. For more information see "Liberty Media Group - Regulation of Program Licensing," below.

         Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration or termination of an MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for hearing-impaired Closed Captioning on programming will result in new and potentially significant costs for TCI Group. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         The FCC is currently considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

         Internet Service Regulation. TCI Group began offering high-speed internet service to customers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of internet services. However, as the cable industry's delivery of internet services develops, it is possible that greater federal and/or local regulation could be imposed. For a more detailed discussion, see "TCI Ventures Group - Internet Services - Government Regulation," below.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect TCI Group's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations. For more information, see discussion under "Liberty Media Group - Copyright Regulations," below.

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

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

LIBERTY MEDIA GROUP

PROGRAMMING SERVICES

         Liberty Media Group, through Liberty Media Corporation, its subsidiaries and affiliates, is an investor in and manager of entities engaged in the production, acquisition and distribution through all available formats and media, including cable television systems, broadcast television stations, by C-Band satellite delivery systems ("C-Band") and by DBS to HSDs, on-line and interactive services, home video and traditional retail outlets, of branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. The various entertainment and information programming and programming-related businesses in which Liberty Media Group has interests fall into five categories: movie services; general entertainment and information services; sports programming services; broadcasting and satellite; and electronic retailing, which includes direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

         The following table sets forth Liberty Media Group's attributed programming interests which are held directly and indirectly through partnerships, joint ventures, common stock investments and instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of March 13, 1998 and, where applicable (or except as otherwise noted), assume conversion to common stock by the Company and, to the extent known by the Company, other holders. In some cases, Liberty Media Group's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.


------------------------------------------------------------------------------------------------------------------------
                                                                                                          LIBERTY
                                                                                                           MEDIA
                                            SUBSCRIBERS AT       SUBSCRIBERS AT                            GROUP
                                               12/31/97             12/31/96                             ATTRIBUTED
          ENTITY                                (000'S)              (000'S)       YEAR LAUNCHED          INTEREST
------------------------------------------------------------------------------------------------------------------------

                                 MOVIE SERVICES
Encore Media Group                                                                                          100%
     Encore                                       10,429              10,154            1991
     MOVIEplex                                     9,889               1,120            1995
     Love Stories                                  1,307               1,681            1994
     Westerns                                      3,226               3,261            1994
     Mystery                                       2,634               2,708            1994
     Action                                        1,304               1,664            1994
     True Stories                                  1,303               1,660            1994
     WAM! America's Kidz Network                   1,330               1,661            1994
     STARZ!                                        6,654               4,925            1994
     STARZ!2                                       2,796                 537            1996
     BET Movies/STARZ!3                               70                 N/A            1997                 81%

Request TV                                        43,214(1)           39,639(1)         1985                 50%(2)

Viewer's Choice                                   70,463              44,889(1)         1985                 10%

                     ENTERTAINMENT AND INFORMATION SERVICES

Bay TV                                             1,414               1,390            1994                 49%

BET Holdings, Inc. (NYSE-BTV)                                                                                22%(3)
     BET Cable Network                            52,000              47,000            1980
     BET Action Pay-Per-View                      10,000(1)            9,000(1)         1990
     BET on Jazz                                   4,000               2,200            1996

------------------------------------------------------------------------------------------------------------------------



                                           SUBSCRIBERS AT       SUBSCRIBERS AT                          LIBERTY MEDIA
                                              12/31/97             12/31/96              YEAR          GROUP ATTRIBUTED
                ENTITY                        (000'S)               (000'S)            LAUNCHED           INTEREST
------------------------------------------------------------------------------------------------------------------------
               ENTERTAINMENT AND INFORMATION SERVICES (CONTINUED)
Court TV                                       31,043             26,453                 1991                33%(2)

Discovery Communications, Inc.                                                                               49%
     Discovery Channel                         72,645             70,556                 1985
     The Learning Channel                      61,720             53,992                 1980
     The Travel Channel                        18,000                N/A                 1987
     Animal Planet                             31,400             14,900                 1996
     Discovery Science                               (4)                (4)              1996
     Discovery Civilization                          (4)                (4)              1996
     Discovery Travel & Living                       (4)                (4)              1996
     Discovery Kids                                  (4)                (4)              1996
     Discovery Asia                            11,639              4,452                 1994
     Discovery India                            9,000              4,625                 1996
     Discovery Japan                              219                N/A                 1996
     Discovery Europe                          16,339             13,018                 1989
     Discovery Germany                             89       not available                1996
     Discovery Italy/Africa                       343       not available                1996
     Discovery Latin America                    8,331              6,251                 1996
     Discovery Kids-Latin America               4,317              1,200                 1996
     Discovery Turkey                             600               N/A                  1997
     The Travel Channel Latin                   5,200               N/A                  1995
America
     Discovery Channel Online                  Online               N/A                  1995
     Your Choice TV                                                                                             (5)

E! Entertainment Television                    45,898             41,872                 1990                10%

FiT TV                                          8,064              7,800                 1993                10%

Health TV                                          20               N/A                  1997               100%
     Kaleidoscope                               7,784             11,208                 1995                12%
     Recovery Net                              Online               N/A                  1997                50%

International Channel                           6,916              7,355                 1990                90%

MacNeil/Lehrer Productions                        N/A               N/A                   N/A                67%

Odyssey                                        30,100             26,800                 1998                49%

TCI Music, Inc.                                                                                              78%
     DMX                                        2,401(6)           1,845(6)              1991
     The BOX                                   41,488             23,660                 1985
     THE BOX SET                                    3               N/A                  1997
     SonicNet                                  Online               N/A                  1997
     Addicted to Noise                         Online               N/A                  1997
     Streamland                                Online               N/A                  1997

Time Warner Inc. (NYSE-TWX)                                                                                  10%
     Time Warner/Turner Programming
        Services(7)

------------------------------------------------------------------------------------------------------------------------
                                                                                                         LIBERTY
                                                                                                          MEDIA
                                         SUBSCRIBERS AT        SUBSCRIBERS AT                             GROUP
                                            12/31/97              12/31/96                              ATTRIBUTED
               ENTITY                        (000'S)              (000'S)          YEAR LAUNCHED          INTEREST
------------------------------------------------------------------------------------------------------------------------
                                 SPORTS SERVICES
REGIONAL SPORTS NETWORKS(2)

     Fox Sports Arizona                           904                744                 1996                50%
     Fox Sports Bay Area                        2,726              2,700                 1990                35%
     Fox Sports Chicago                         2,952              2,707                 1984                35%
     Fox Sports Cincinnati                      2,171              1,864                 1989                20%
     Fox Sports Detroit                         2,150                N/A                 1984                50%
     Fox Sports Intermountain West                616                617                 1990                50%
     Fox Sports Midwest                         1,336              1,222                 1989                50%
     Fox Sports New England                     2,580              1,512                 1984                20%
     Fox Sports New York                        3,622              3,069                 1982                18%
     Fox Sports Northwest                       2,161              2,416                 1988                50%
     Fox Sports Ohio                            1,913              1,497                 1989                20%
     Fox Sports Pittsburgh                      1,959              1,698                 1985                50%
     Fox Sports Rocky Mountain                  1,883              1,690                 1988                50%
     Fox Sports South                           5,768              5,228                 1990                44%
     Fox Sports Southwest                       4,827              4,751                 1983                50%
     Fox Sports West                            3,979              3,956                 1985                50%
     Fox Sports West 2                          2,040                N/A                 1997                50%
     Home Team Sports                           3,900              3,835                 1984                17%
     MSG Network                                6,600              5,502                 1969                18%
     SportsChannel Florida                      2,688              1,731                 1993                 6%
     Sunshine Network                           3,753              3,706                 1988                27%(2)

NATIONAL SPORTS NETWORKS
     Fox Sports Americas (US)                   1,841              1,682                 1993                25%
     Fox Sports Direct                          5,194              3,731                 1989                50%
     Fox Sports Net                            52,164             25,588                 1996                25%
     Fox Sports World                           1,113                N/A                 1997                50%
     FX                                        31,740             28,673                 1994                50%

INTERNATIONAL SPORTS PROGRAMMING
     Fox Sports Americas                        6,157              2,120                 1995                25%
       (Latin America)
     STAR TV(7)                               220,000(8)         220,000(8)                                 3.75%
     Torneos y Competencias, SA                   N/A                N/A                                    17.5%
     J- Sports                                    N/A                N/A                 1998                34%

                                      OTHER

Madison Square Garden Arena                                                                                  18%
Radio City Music Hall                                                                                        18%

------------------------------------------------------------------------------------------------------------------------

                                                                                                         LIBERTY
                                                                                                          MEDIA
                                           SUBSCRIBERS AT       SUBSCRIBERS AT                            GROUP
                                              12/31/97             12/31/96                             ATTRIBUTED
                ENTITY                        (000'S)               (000'S)         YEAR LAUNCHED        INTEREST
------------------------------------------------------------------------------------------------------------------------

                                    SATELLITE

Superstar/Netlink                                 892                 981                 N/A                  40%(9)(10)

Netlink International                           3,425(11)           3,491(11)             N/A                 100%(10)

United Video Satellite Group, Inc.
(Nasdaq: UVSGA)
     Prevue Guide                              47,500              44,100                 1988                 17%(10)
     Sneak Prevue                              35,400              34,200                 1991

                              ELECTRONIC RETAILING

USA Networks, Inc. (Nasdaq: USAI)                                                                                 (12)
     [Formerly HSN, Inc. (HSNI)]
     HSN                                       71,796(13)          70,694(13)             1985
     America's Store                           10,256(13)          11,116(13)             1986
     HSN-Germany                               12,700               7,000                 1996                  6%
     Shop Channel (Japan)                       1,500                 300                 1996                  6%
     SKTV, Inc.                                28,300(14)          28,300(14)             1986
     SF Broadcasting                            1,800(15)           1,800(15)
     ISN                                       Online              Online                 1995
     SciFi Channel                             46,670              37,358                 1992
     USA Network                               72,356              70,690                 1980

QVC Inc.                                                                                                       43%
     QVC Network                               61,774              57,347                 1986
     Q2                                           N/A              13,111                 1994
     QVC-The Shopping
       Channel (UK)                             6,433               5,700                 1993
     QVC-Germany                                9,401               6,486                 1996
     iQVC                                                          Online                 1995

                                      OTHER

Fox Kids Worldwide, Inc.                                                                                          (16)

---------------
(1)      Number of subscribers to whom service is available.

(2) The interests of Liberty Media Group in these entities are presently or will become subject to buy-sell procedures under which one owner may initiate the procedure by giving notice setting forth a value for the entity and the other owner(s) may then elect either to buy the interest of the initiating owner or to sell their interests to the initiating owner at a price equal to the value specified by the initiating owner multiplied by the ownership percentage of the selling partner.

(3) Liberty Media Group's interest would increase to approximately 35% upon consummation of the merger described below in "Entertainment and Information Services."

(4)      Digital Services.

(5) Liberty Media Group owns a 24.5% direct and 25.14% indirect interest in Your Choice TV ("YCTV"). TCI Ventures Group owns a 24.5% direct interest in YCTV.

(6) Includes residential and commercial addressable cable and DBS subscribers.

(7) Includes CNN, Cartoon Network, Headline News, TNT, Turner Classic Movies, TBS Superstation, CNNfn, CNN/SI, CNN International, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, TNT and Cartoon Network Asia, HBO, Cinemax, Comedy Central, HBO Ole, HBO Asia, TVKO and WB Television Network. Following consummation of the TBS/Time Warner Merger on October 10, 1996, Liberty Media Group is no longer reporting subscriber numbers for these programming services.

(8) STAR TV is a satellite-delivered television platform. Programming services on STAR TV's platform include STAR Sports, STAR Plus, Phoenix Chinese Channel, STAR Movies and ZEE TV, among others. STAR TV reaches approximately 220 million people in Asia, India and the Middle East.

(9) United Video Satellite Group ("UVSG"), an entity controlled by the TCI Ventures Group, owns an additional 40% interest.

(10) Liberty Media Group has agreed to sell its interest in Superstar/Netlink and Netlink International to UVSG for approximately 6,375,000 shares of UVSG Class A Common Stock. If consummated, this transaction would increase Liberty Media Group's ownership interest in UVSG to approximately 29%.

(11) Aggregate number of units. Netlink International uplinks 6 broadcast stations. One customer may subscribe to more than one station. Each station constitutes a "unit".

(12) In February, 1998, following consummation of the Universal Transaction (described in HSN, Inc., below), HSNI changed its name to USA Networks, Inc. As this name change occurred in 1998, this entity will be referred to as "HSNI" throughout this document. Liberty Media Group owns direct and indirect interests in various HSNI and Home Shopping Network, Inc. securities which may be converted or exchanged for HSNI common stock. Liberty Media Group has also agreed to acquire for an aggregate purchase price of $300 million additional HSNI securities which may be exchanged for HSNI common stock. Assuming the conversion or exchange of such securities, the conversion or exchange of certain securities owned by (or agreed to be acquired by) Universal Studios, Inc. ("Universal") and certain of its affiliates for HSNI common stock and the full exercise of Liberty Media Group's and Universal's preemptive rights in connection with such acquisitions, conversions and exchanges, Liberty Media Group would own approximately 20% of HSNI. Liberty Media Group currently owns approximately 18.6% of HSNI.

(13)     Includes broadcast households and cable subscribers.

(14) Number of television households in areas of SKTV, Inc.'s owned and operated broadcast stations.

(15) Number of television households in areas of SF Broadcasting's owned and operated broadcast stations.

(16) $345 million stated value of Fox Kids Worldwide, Inc. 30 year non-convertible 9% Preferred Stock.

         Movie Services. Encore Media Group LLC ("Encore Media Group") produces and distributes a variety of movie services. Its principal services are "Encore" and "STARZ!". Encore, launched in 1991, primarily airs hit movies from the 1960s, 1970s and 1980s. As of December 31, 1997, the service was being offered by cable operators and other distribution technologies to approximately 39 million households, of which approximately 10.4 million subscribed to Encore. The service is generally offered as a single premium service or in conjunction with other premium services. In either case, the subscription price paid by the subscriber for Encore is generally lower than the prices charged for other premium movie services. During 1994, Encore Media Group launched six thematic multiplex services: "Love Stories," "Westerns," "Mystery" "Action," "True Stories," and "WAM! America's Kidz Network." As of December 31, 1997, the thematic multiplex services were distributed, primarily by DBS services such as DIRECTV and Primestar, as well as by cable operators and other distribution technologies, to approximately 8.5 million households. As of December 31, 1997, these generated subscriptions to approximately 11.1 million units (one household may subscribe to as many as six multiplex services, which would constitute six "units"). "MOVIEplex," a cable service which offers theme-by-day movies, was launched by Encore Media Group in 1995. As of December 31, 1997, MOVIEplex was being offered by cable operators and other distribution technologies to approximately 13.5 million households, of which approximately 9.9 million subscribed to MOVIEplex

         "STARZ!" is a first-run premium movie programming service. As of December 31, 1997, STARZ! was offered by cable operators and other multi-channel video distribution technologies to approximately 36 million households, of which approximately 6.7 million elected to receive STARZ!.

         Cable operators and other distributors pay Encore Media Group a per subscriber fee for its services. Encore Media Group obtains rights to air movies on its service by entering into film licensing agreements to provide product for its Encore service, and studio output agreements to obtain first run movies for its STARZ! service. The majority of Encore Media Group's library agreements extend beyond 2002 and several extend beyond 2005. The majority of the first run output agreements extend through 2003, and the license fees are contingent upon future production, sales and certain other criteria. In addition to first run movies, some library product is also shown on STARZ!

         As of December 31, 1997, Encore Media Group's distribution was approximately 38 million total aggregate units (Encore, thematic multiplex services, MOVIEplex and STARZ!). As of December 31, 1997, approximately 14.4 million (36.2%) of the subscribers electing to receive Encore Media Group's services were customers of cable systems which purchase such services pursuant to an affiliation agreement with Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of TCIC. SSI purchases programming services from programming suppliers and then makes such services available to TCI's subsidiaries and affiliates. Customers served by cable television systems eligible to purchase programming services through SSI ("SSI Subscribers") represented approximately 23.3% of U.S. households which received cable or satellite delivered programming at December 31, 1997 (based on estimates by Paul Kagan Associates, Inc. of cable, C-Band, DBS and MMDS subscribers). To the extent that the ratio of SSI Subscribers to overall subscribers for any programming service in which the Liberty Media Group has an interest significantly exceeds 23.3%, such information is provided below.

         In September 1996 Encore Media Group and BET Holdings, Inc. ("BET") formed BET Movies/STARZ!3, a premium movie service dedicated to the development and exhibition of Black oriented feature length films.

         In July 1997, Liberty Media Group, TCI and the 10% minority holder of Encore Media Corporation ("EMC") entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to Encore Media Group. In connection with these transactions the 10% minority interest was exchanged for Liberty Group Stock. Upon consummation of the transactions, Liberty Media Group owned 80% of Encore Media Group and TCI Group owned 20%. Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for the contribution of its interests in QE+, Ltd. ("QE+") and EMC, the issuance of a $307 million note payable due on or before December 29, 1997 (the "EMG Promissory Note") to TCI Group, the cancellation and forgiveness of amounts due for Content Fees and the termination of an option to increase its ownership interest in QE+. TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for TCI Group's ownership interest in QE+ and certain special capital contributions made by TCI Group to QE+. In addition, TCI Group has entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to substantially all of the existing Encore and STARZ! services. Upon consummation of the aforementioned transactions, the operations of STARZ! are included in the combined financial results of Liberty Media Group.

         Effective December 31, 1997, Liberty Media Group and TCI Group agreed to amend the above transactions. Pursuant to the amendment, the above described series of transactions were rescinded, retroactive to July 1, 1997. Simultaneously, Liberty Media Group and TCI Group entered into a new agreement whereby the EMG Affiliation Agreement was amended to permanently reduce the monthly fixed amounts for the life of the contract. TCI Group's 20% ownership interest in Encore Media Group was eliminated and the EMG Promissory Note was reduced by $32 million.

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

         Entertainment and Information Services. "Bay TV" is a local news and entertainment service located in the San Francisco Bay area. At December 31, 1997, approximately 83.4% of Bay TV's subscribers were SSI Subscribers.

         BET primarily operates cable television programming services and magazines targeted to the interests and concerns of African-Americans. "BET Cable Network" provides a broad mix of programming which is produced in-house or acquired from a variety of sources. The network's productions include hosted music video programs, talk shows, sports, news and public affairs, children's programs and comedy shows. Acquired programs include situation comedies, gospel music programs and sports and entertainment specials. "BET on Jazz," launched in January 1996, is an advertiser-supported basic cable network featuring jazz concerts, music videos and interviews with jazz artists. In June 1996, BET on Jazz began providing programming in the United Kingdom and South Africa. "BET Action Pay-Per-View" is a pay-per-view service which distributes films produced by major studios and independent film companies. BET also publishes Emerge magazine, retails a line of skin care products and musical recordings, and has ownership interests in BET Film Productions (a joint venture with Encore Media Group) and BET Pictures which produce low-budget feature length motion pictures.

         On September 11, 1997, Liberty Media Group and BET founder, Robert Johnson ("Johnson") offered to acquire the publicly held shares of BET at a price of $48 per share. On March 15, 1998, BET, Johnson and Liberty Media Group entered into a merger agreement pursuant to which holders of BET shares (other than Johnson and Liberty Media Group) will receive $63 per share of BET common stock. If the transaction is consummated, Liberty Media Group will increase its ownership interest in BET from approximately 22% to approximately 35%. It is anticipated that the cash payment to BET stockholders will be made from borrowings by BET, as the surviving corporation in the merger. Completion of the transaction is subject to approval by the holders of a majority of the shares not held by Liberty Media Group and Johnson, receipt of sufficient financing, receipt of all necessary governmental and regulatory approvals and consents, and the absence of litigation, including litigation challenging the proposed transaction.

         "Court TV" provides live and/or tape delayed coverage and analysis of selected criminal and civil legal proceedings.

         Discovery Communications, Inc. ("Discovery") operates four business units. The first of these, Discovery Networks, U.S., consists of four advertiser-supported basic cable networks: "Discovery Channel," "The Learning Channel", "Animal Planet", and "The Travel Channel"; and four networks created in 1996 for the digital platform: "Discovery Science," "Discovery Civilization," "Discovery Travel & Living" and "Discovery Kids." Discovery Channel provides nature, science and technology, history, exploration and adventure programming and is distributed to customers in virtually all U.S. pay television homes. The Learning Channel provides a variety of educational and non-fiction programming. Animal Planet, launched in June 1996, offers a range of animal programming, including children's programs, game shows, comedies, dramas, feature films, wildlife documentaries, how-to pet care shows, event reportage and series featuring television's favorite animal heroes. At December 31, 1997, Animal Planet was received by approximately 31.4 million subscribers, approximately 32.6% of which were SSI Subscribers. The Travel Channel, acquired by Discovery in November of 1997, features travel programming that explores the people, places and cultures of our world. The four digital networks are carried on TCIC's digital cable service.

         Discovery Networks International distributes various Discovery services in Latin America, Europe, Asia and Africa. Discovery's international networks serve more than 56 million customers in 145 countries outside the U.S. Discovery Enterprises Worldwide includes "Discovery Channel Multimedia", "Discovery Channel Online", "Discovery Channel Video" and "Discovery Channel Publishing."

         The fourth Discovery business unit, Discovery Retail and Theme, operates 16 Discovery Channel Stores, 113 stores of The Nature Company and three Scientific Revolution stores in the U.S. Discovery also operates two locations of The Nature Company in Canada and two locations in the UK. Discovery purchased the assets of The Nature Company in June 1996. In addition to the stores, these assets included distribution facilities and The Nature Company's catalog business. The Nature Company is a specialty retail chain and mail order business providing products designed to enhance appreciation of the natural world. In October 1996, Discovery entered into an agreement with Sony to create in San Francisco a Discovery Channel Destination flagship store which will feature a combination of retailing and interactive, hands-on entertainment elements related to the programming concepts of Discovery. A Discovery flagship store is also scheduled to open in Washington D.C. in March of 1998.

         Discovery also operates YCTV. YCTV is a development stage business designed to take advantage of the promise of the digital television platform by offering increased access to popular television programs. TCI Ventures Group also owns 24.5% of YCTV.

         In 1996, Discovery entered into a memorandum of understanding with the British Broadcasting Corporation (the "BBC") to pursue the possibility of jointly developing and launching non-fiction networks in international markets. These networks would have access to the program libraries and strong brand identities of each partner. The agreement also calls for a program development relationship which would make Discovery the primary co-production partner of the BBC in North America.

         TCI Music delivers audio and video music services to residential and commercial customers via cable television, DBS, the Internet and other methods.

         Effective July 11, 1997, pursuant to an Agreement and Plan of Merger, dated as of February 6, 1997, as amended (the "Merger Agreement"), by and among TCI, TCI Music, TCI Merger Sub, a wholly-owned subsidiary of TCI Music ("Merger Sub") and DMX, Merger Sub was merged with and into DMX, with DMX as the surviving corporation. As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music, and DMX became a wholly-owned subsidiary of TCI Music.

         In connection with the DMX Merger, TCI and TCI Music entered into a "Contribution Agreement." Pursuant to the Contribution Agreement, effective as of the closing of the DMX Merger: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62,500,000 shares of Series B Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series B Common Stock") and a promissory note in the amount of $40 million (the "TCI Music Note"), (ii) until December 31, 2006, certain subsidiaries of TCI transferred to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX music services under affiliation agreements currently in effect (the "Contributed Net DMX Revenue"),
(iii) TCI contributed to TCI Music certain commercial digital DMX tuners that were not in service as of the effective date of the DMX Merger (the "Contributed Tuners"), and (iv) TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock" and together with the TCI Music Series B Common Stock, the "TCI Music Common Stock") acquired by such stockholder in the DMX Merger pursuant to the terms of a Rights Agreement among TCI, TCI Music and the rights agent (the "Rights Agreement"). The foregoing transactions are collectively referred to herein as the "Contribution." Upon consummation of the DMX Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock,
(ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of the issuance of fractional shares of TCI Music Series A Common Stock and Rights. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders, and, payable at the election of TCI, in cash, a number of shares of TCI Group Series A Stock, having an equivalent value, or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

         Subsequently, TCI Music and TCI entered into an Amended and Restated Contribution Agreement (the "Amended Contribution Agreement") which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments commencing as of July 1, 1997(adjusted annually for inflation) through June 30, 2017 (the "TCI Payments"). Pursuant to the Amended Contribution Agreement, the TCI Payments will represent (i) revenue of certain subsidiaries of TCI that is attributable to the distribution and sale of the DMX service to cable subscribers who receive the DMX service via C-Band satellite transmission (rather than digital compression technology) (net of an amount equal to 10% of such revenue derived from residential customers and license fees otherwise payable to DMX pursuant to an affiliation agreement) and
(ii) compensation to TCI Music and DMX for various other rights.

         Effective with the DMX Merger, TCI beneficially owned approximately 45.7% of the outstanding shares of the TCI Music Series A Common Stock and 100% of the outstanding shares of TCI Music Series B Common Stock, which represented 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million shares of the TCI-owned TCI Music Series A Common Stock by assuming certain of TCI's obligations under the Rights Agreement and issuing an $80 million promissory note (the "Music Note") to TCI. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Common Stock for the benefit of entities included within the TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Following the above-described transaction, Liberty Media Group held TCI Music Common Stock, which when combined with the TCI Music Common Stock received by Liberty Media Group in the DMX Merger, represented 86.05% of the equity and 98.31% of the voting power of TCI Music. Therefore, TCI Music is included in the combined financial results of Liberty Media Group as of the date of the DMX Merger.

         On December 16, 1997, pursuant to an Agreement and Plan of Merger dated as of August 12, 1997, a wholly-owned subsidiary of TCI Music was merged with and into The Box Worldwide, Inc. ("The Box Worldwide"), with The Box Worldwide becoming the surviving corporation, (the "Box Merger") and each outstanding share of common stock of The Box Worldwide was converted into the right to receive .07 of a share of TCI Music Preferred Stock ("TCI Music Preferred"). Each share of TCI Music Preferred is convertible at any time into three shares of TCI Music Series A Common Stock without an associated Right. Contemporaneously with the Box Merger, TCI Music purchased all of the outstanding shares of the preferred stock of The Box Worldwide from EMAP PLC, an English public limited company, and effective as of the consummation of the Box Merger, The Box Worldwide became a wholly-owned subsidiary of TCI Music.

         Effective December 31, 1997, pursuant to an Agreement and Plan of Merger dated as of December 8, 1997, Paradigm Music Entertainment Company ("Paradigm") became a wholly-owned subsidiary of TCI Music (the "Paradigm Merger") and shareholders of Paradigm received 0.61 restricted shares of TCI Music Series A Common Stock, without an associated Right, for each share of Paradigm common stock held.

         Giving effect to the Box Merger and the Paradigm Merger, Liberty Media Group's equity interest in TCI Music is approximately 78% with voting power of 97%.

         DMX is primarily engaged in programming, distributing and marketing a premium digital music service, "Digital Music Express" (the "DMX Service"), which provides continuous 24-hour per day, commercial-free, CD quality music programming. The DMX Service is delivered, for a monthly per subscriber license fee, by cable operators and DBS distributors to residential and commercial subscribers. Both cable and DBS subscribers receive the DMX Service through a specially designed tuner to their stereo systems.

         The Box Worldwide distributes and markets an interactive music video television programming service known as "THE BOX". Utilizing local file servers installed in cable television systems, THE BOX has been upgraded to a digital distribution system in its US markets. THE BOX allows viewers to call in and request a video from a menu of up to 300 selections, with the cost billed directly to the consumer's telephone. THE BOX is currently available throughout the United States, and in certain countries in Europe, Latin America and the Pacific Rim. In addition, a multiplex of four themed music channels called "THE BOX SET" is available on TCI's Headend In The Sky offering.

         Paradigm operates the music web sites "SonicNet" and "Addicted to Noise", which receive in excess of 2.7 million page views per month and are leaders in providing both breaking and in-depth music news and live concerts via the Internet. Paradigm is also active in the distribution of new artists and catalog releases of established artists through its independent record label businesses, and in the creation of syndicated radio and on-line music programming. Paradigm recently announced the launch of "Streamland", the Internet's first site for full-length music videos on demand, developed in conjunction with The Box Worldwide.

         "E! Entertainment Television" is a 24-hour network devoted to the world of celebrities and entertainment. The network's programming mix includes entertainment news reports, original programs and exclusive live coverage of major awards shows and celebrity events.

         "International Channel" is a basic cable service providing multi-lingual programming in the U.S. The International Channel is planning to launch several single language pay services designed primarily to serve viewers who use English as their second language. Approximately 26% of International Channel's subscribers are SSI Subscribers.

         "Odyssey" (f/k/a The Faith & Values Channel), a national basic cable network, is managed by representatives of the National Interfaith Cable Coalition, a group of 64 U.S. denominations and faith groups. The channel provides its viewers with non-denominational religious and values-based entertainment and informational programming. Approximately 25.3% of Odyssey's subscribers are SSI Subscribers.

         Time Warner is the world's leading media company, and has interests in three principal areas of business: Entertainment, consisting primarily of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems.

         In connection with the TBS/Time Warner Merger, Time Warner, TBS, TCI and Liberty Media Group entered into an Agreement Containing Consent Order with the FTC, dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty Media Group agreed to exchange the shares of Time Warner common stock to be received by it in connection with the TBS/Time Warner Merger for shares of TW Exchange Stock. Holders of the TW Exchange Stock are entitled to one one-hundredth (1/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock have no other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock is convertible at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings.

         In connection with the TBS/Time Warner Merger, Liberty Media Group and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of the Contract Option to enter into a contract with Southern, a wholly-owned subsidiary of Liberty Media Group which distributes the WTBS signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. Subsequent to the TBS/Time Warner merger, Liberty Media Group and Time Warner revised the structure of the Contract Option. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner the Southern Option to acquire the Southern Business, through a purchase of assets. Liberty Media Group received 6.4 million shares of TW Exchange Stock in consideration for the grant. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, effective January 1, 1998, Time Warner purchased the Southern Business for $213 million, which was paid in cash together with the assumption of certain liabilities on January 2, 1998.

         MacNeil/Lehrer Productions ("MLP") is the primary producer of the "News Hour" on PBS and a producer of other high-quality documentary and public affairs programming. Liberty Media Group is attempting to increase the level of production at MLP by finding new markets for MLP documentary and public affairs programming. These markets may include cable, as well as broadcast networks, on line services and CD-ROM applications.

         On August 1, 1997, Liberty Media Group sold its interest in IFE to FKW in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with stated value of $345 million.

         Sports Programming Services. As of April 29, 1996, Liberty Media Group, the News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed Fox/Liberty Networks LLC ("Fox Sports") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its FX cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and $350 million in cash.

         Internationally, News Corp. and a limited liability company ("Liberty/TINTA") formed by a wholly-owned subsidiary of Liberty Media Group and TINTA, formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia, the United Kingdom, Japan and New Zealand where prior arrangements presently preclude collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Fox Sports Americas a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A. ("TYC"), an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via MMDS or cable television.

         As of October, 1997, News Corp. exchanged its ownership interest in TYC for Liberty/TINTA's interest in Premier Sports and All Star Sports. The exchange of interests was executed at similar values.

         On February 4, 1998, Liberty Media Group entered into an agreement with Jupiter Programming Co. Ltd. (a 50/50 partnership between TINTA and Sumitomo Corporation) to form J-Sports Co., Ltd. ("J-Sports"). J-Sports launched a 24 hour Japanese sports network on February 18, 1998. The core programming will be Japanese soccer, baseball, sumo wrestling and other popular Japanese sporting events.

         Affiliated Regional Communications Ltd. ("ARC") is a partnership through which interests in several of the regional sports networks are held. On March 13, 1997, Fox Sports increased its economic interest in ARC from 87% to 100%, resulting in a proportionate increase in Liberty Media Group's attributed economic interest in the sports networks owned through ARC.

         On December 18, 1997, Fox Sports, a 50% owned affiliate of Liberty Media Group, consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of CSC, pursuant to which Fox Sports acquired a 40% interest in Regional Programming Partners ("RPP"), which holds interests in eight regional sports networks ("RSNs") (the "Rainbow RSNs"), the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, and the New York Knicks, a professional basketball team, RPP has a controlling interest in seven of the eight Rainbow RSNs, two of which were partially owned by Fox Sports prior to the Rainbow Transaction. Fox Sports contributed $850 million cash to RPP in consideration for the 40% interest in RPP.

         As part of the Rainbow Transaction, Fox Sports and Rainbow established National Sports Partners (the "National Sports Partnership"), a 50%-50% partnership, to operate Fox Sports Net ("FSN"). FSN provides its affiliated RSNs, 24 hours per day, with national sports programming to supplement their regional sports offerings. FSN features live and replay sporting events, as well as other original sports programming, including a national sports news program, "Fox Sports News."

         Fox Sports and Rainbow also established a national advertising representative firm, National Advertising Partners (the "National Advertising Partnership"), a 50%-50% partnership, to sell advertising time during both the regional affiliates' local programming and national network programming carried by RSNs. Fox Sports manages both the National Sports Partnership and the National Advertising Partnership. Through its affiliations with RSNs across the United States, FSN is able to access three advertising markets at once: network, national spot and local.

         Regional Sports Networks. After giving effect to the consummation of the Rainbow Transaction, Fox Sports owns interests in, or is affiliated with, 26 RSNs and its network programming covers each of the top 14 designated market areas ("DMAs") and 22 of the top 25 DMAs in the United States. These RSNs have rights to telecast live games of 69 professional sports teams in the National Basketball Association ("NBA"), the National Hockey League ("NHL"), and Major League Baseball ("MLB") (out of a total of 75 such teams in the United States) and numerous collegiate sports teams to approximately 55 million households.

         The following table lists the RSNs, such RSNs primary designated marketing areas ("DMAs") and the major professional and collegiate sports teams with which each RSN has programming rights agreements.

RSN                              PRIMARY DMA                             TEAMS (LEAGUES)
---                              -----------                             ---------------
Fox Sports Arizona               Phoenix                      Arizona Diamondbacks (MLB)
                                                              Phoenix Coyotes (NHL)
                                                              Arizona State University

Fox Sports Bay Area              San Francisco/               Golden State Warriors (NBA)
                                 Oakland/San Jose;            Oakland A's (MLB)
                                 Sacramento/                  San Francisco Giants (MLB)
                                 Stockton/Modesto             San Jose Sharks (NHL)
                                                              Stanford University
                                                              University of Cal-Berkeley

Fox Sports Chicago               Chicago                      Chicago Bulls (NBA)
                                                              Chicago Blackhawks (NHL)
                                                              Chicago White Sox (MLB)
                                                              DePaul University

Fox Sports Detroit               Cincinnati/Detroit           Cincinnati Reds (MLB)
                                                              Detroit Red Wings (NHL)
                                                              Detroit Pistons (NBA)
                                                              Detroit Tigers (MLB)


Fox Sports Midwest               St. Louis;                   Indiana Pacers (NBA)
                                 Indianapolis                 St. Louis Cardinals (MLB)
                                                              St. Louis Blues (NHL)

Fox Sports New England           Boston;                      Boston Celtics (NBA)
                                 Providence;
                                 Hartford

Fox Sports New York              New York City                New York Mets (MLB)
                                                              New Jersey Nets (NBA)
                                                              New York Islanders (NHL)
                                                              New Jersey Devils (NHL)


RSN                             PRIMARY DMA                 TEAMS (LEAGUES)
---                             -----------                 ---------------
Fox Sports Northwest            Seattle/Tacoma;              Seattle Mariners (MLB)
                                Portland                     Seattle Supersonics (NBA)
                                                             Oregon State University
                                                             University of Oregon
                                                             Washington State University
                                                             University of Washington

Fox Sports Ohio                 Cleveland;                   Cleveland Indians (MLB)
                                Columbus                     Cleveland Cavaliers (NBA)

Fox Sports Pittsburgh           Pittsburgh                   Pittsburgh Pirates (MLB)
                                                             Pittsburgh Penguins (NHL)
                                                             Pennsylvania State University
                                                             University of Pittsburgh

Fox Sports Rocky Mountain       Denver;                      Denver Nuggets (NBA)
                                Kansas City                  Colorado Avalanche (NHL)
                                Salt Lake City               Colorado Rockies (MLB)
                                                             Kansas City Royals (MLB)
                                                             Utah Jazz (NBA)

Fox Sports South                Atlanta; Charlotte           Atlanta Braves (MLB)
                                                             Atlanta Hawks (NBA)
                                                             Charlotte Hornets (NBA)
                                                             Carolina Hurricanes (NHL)


Fox Sports Southwest            Dallas/                      Dallas Mavericks (NBA)
                                Ft. Worth;                   Houston Astros (MLB)
                                Houston                      Houston Rockets (NBA)
                                San Antonio                  Dallas Stars (NHL)
                                                             Texas Rangers (MLB)
                                                             San Antonio Spurs (NBA)

Fox Sports West                 Los Angeles;                 Los Angeles Lakers (NBA)
                                San Diego                    Los Angeles Kings (NHL)
                                                             Anaheim Angels (MLB)

Fox Sports West 2               Los Angeles;                 Anaheim Mighty Ducks (NHL)
                                San Diego                    Los Angeles Dodgers (MLB)
                                                             Los Angeles Clippers (NBA)
                                                             University of Southern California
                                                             UCLA

Home Team Sports                Washington D.C.;             Baltimore Orioles (MLB)
                                Baltimore                    Washington Wizards (NBA)
                                                             Washington Capitals (NHL)

MSG Network                     New York City                New York Yankees (MLB)
                                                             New York Knicks (NBA)
                                                             New York Rangers (NHL)

SportsChannel Florida           Tampa/                       Florida Marlins (MLB)
                                St. Petersburg/Sarasota      Florida Panthers (NHL)
                                Miami/Ft. Lauderdale;        Tampa Bay Devil Rays (MLB)
                                Orlando

Sunshine Network                Tampa/                       Orlando Magic (NBA)
                                St. Petersburg/              Tampa Bay Lightning (NHL)
                                Sarasota; Miami/             Miami Heat (NBA)
                                Ft. Lauderdale;              Florida State University
                                Orlando                      University of Florida

         National Sports Programming Services. FSN is a national service, distributing to the RSN's network programming which complements regional sports programs with a synchronized schedule of quality national programming, anchored by Fox Sports News. Fox Sports News provides comprehensive coverage of all sports news nationwide presenting a consistent brand image with high quality on-air graphics. FSN also provides other sports programming events, including nationally televised MLB games, NCAA college football and basketball, boxing, PGA golf, classic sports, auto racing, tennis, and other outdoor programming events. In addition to providing national programming, FSN also supplies corporate, marketing and technical operations to the RSNs, helping to create one cohesive network. After giving effect to the Rainbow Transaction, FSN has distribution in each of the top 14 DMAs and 22 of the top 25 DMAs thereby enabling the creation of greater advertising opportunities for national advertisers.

         FSN has entered into affiliation agreements with the RSNs and, in certain regions where Fox Sports does not hold interests in RSNs, with third-party owned RSNs. These agreements allow the RSNs to carry certain programming and promotions in exchange for a per subscriber fee or other arrangement. Also, pursuant to separate and representation agreements, the National Advertising Partnership is permitted to sell advertising time for the RSN during a portion of the RSN's regional sports programming. The affiliation agreements also permit the National Advertising Partnership to market and sell advertising time during the national portions of the RSN's programming schedule.

         "FX" is a general entertainment channel that features the syndicated series of NYPD Blue, X-Files, Picket Fences along with a number of other high-quality series. In addition, FX has cable sports programming with coverage of MLB, college football and basketball, World League of American Football and the World Cup of Hockey. Approximately 38.2% of the subscribers to FX are SSI Subscribers.

         Rights Agreements. The RSNs typically enter into rights contracts with one or more professional sports teams in their regions and acquire rights to collegiate sporting events through arrangements with regional conferences, individual schools and programming syndicators. The duration of the rights agreements with the professional teams ranges from one to fourteen years. The rights contracts for collegiate sporting events typically range from two to five years. The Fox Sports' strategy has been to avoid having multiple rights in any given region expire in the same year, thereby reducing the risk that a competitor could secure all relevant rights in that region. Pursuant to the professional sports rights agreements, the RSNs usually acquire the exclusive right to distribute via cable and other forms of pay television, in their respective regions, a specified number of games that are not subject to national cable or broadcast contracts. In some cases, the contract requires the network to exhibit a minimum number of games and permits exhibition of additional games, up to a fixed maximum number. The arrangements with respect to collegiate sports usually provide exclusive regional cable distribution rights (other than via free over-the-air broadcast television) to a specified number of events. Both professional and collegiate rights granted under such agreements are generally subordinate to rights granted under league or conference national broadcast and national cable contracts. The fee arrangements for the rights granted to the RSNs under the professional and collegiate sports agreements also vary from contract to contract. In most cases, the contract provides for a charge per game or event, or a fixed aggregate fee, subject to limited increases over the term of the contract, with a minimum annual exhibition requirement. In certain cases an RSN has also acquired broadcast rights to professional teams or collegiate events and has sub-licensed such rights to a local broadcaster. Certain factors such as player strikes, bankruptcy of leagues or individual teams, or team relocations may have an adverse effect on the revenue of the RSNs.

         The value of the exhibition rights granted under sports rights contracts, and in some cases the financial commitments incurred thereunder, are subject to certain contingencies that are not within the control of the RSNs, such as the relocation of a professional team to a different region, changes in the schools participating in a particular collegiate conference, the terms of applicable national broadcast or cable contracts, and the rules and regulations of the applicable professional or collegiate league, conference or association.

         The RSNs derive revenue from two principal sources: (1) fees paid by multichannel video programming distributors pursuant to affiliation agreements entered into with the RSNs and (2) the sale of advertising time to local, regional and national advertisers plus infomercials. Each cable operator or other distributor is typically charged a monthly fee per subscriber in its systems receiving the programming service, which fees vary depending on whether the service is offered as a basic, expanded basic or Pay-TV service and the proximity of the cable system to the venue of the major sporting events distributed by the network. The affiliation agreements generally provide for limited increases during their term in the fees charged by the networks.

         In addition to owning interests in and operating the RSNs, Fox Sports also provides various services to affiliated and non-affiliated networks. Fox Sports, through Fox Sports Direct, acts as a marketing agent to C-Band HSD owners and distributors to C-Band HSD owners for certain of the Sports Networks with which it is affiliated, and as a packager for DBS distributors. In addition, Fox Sports provides support services, such as master control and satellite uplinking services, and certain program scheduling, post-production and editing services, to certain of its affiliated networks.

         Advertising. FSN and the RSNs derive significant revenues from selling a fixed supply of advertising inventory, comprised of advertising time slots ("units") shown during national and regional programming. The inventory is divided among national network, national spot and local advertising. Regional professional sports events such as basketball, hockey, and baseball, as well as other local sports programming, currently carry both national spot and local advertising. Upon consummation of the Rainbow Transaction, Fox Sports commenced sales of national network advertising during local team programming. Network programming such as Fox Sports News, nationally televised MLB games and PGA golf carries national network, national spot and local advertising. Following consummation of the Rainbow Transaction, Fox Sport's RSNs and other FSN affiliates have approximately 55 million subscribers.

         Local advertising is sold at the RSN level, and national network and national spot units are sold at the national level by the National Advertising Partnership. The National Advertising Partnership centralizes control over pricing and allocation of demand across the national network, national spot and local advertising categories of inventory.

         As the RSNs are regional in nature, to the extent that TCI is the predominant cable provider in a specific region, the percentage of SSI subscribers to certain of the RSNs may significantly exceed 23.3%.

         Satellite. Netlink International uplinks the signals of six broadcast television station to C-Band packagers in the U.S. and Canada and to cable systems in the U.S. The C-Band packagers and cable companies pay Netlink International a fee for the right to sell these services to their customers. Netlink International leases six satellite transponders on an "unprotected" or "transponder unprotected" basis on a communications satellite. Netlink International has "seniority status" on such satellite transponders which results in Netlink International having favorable ranking should transponders be required to restore a "protected" service. See "Satellite Transponder Agreements" below.

         Superstar/Netlink was formed in April, 1996 as a joint venture owned 50% by Liberty Media Group and 50% by UVSG, an entity controlled by TCI Ventures Group. Effective February 1, 1998, Turner-Vision contributed the assets, obligations and operations of its retail C-Band HSD business to Superstar/Netlink (the "Turner-Vision Acquisition"). As a result of the Turner-Vision Acquisition, Superstar/Netlink is currently owned approximately 40% each by Liberty Media Group and UVSG and 20% by Turner-Vision.

         Superstar/Netlink is the nation's largest provider of programming to C-Band customers with approximately 57% of the C-Band market. This includes approximately 330,000 subscribers added through the Turner-Vision Acquisition. Superstar/Netlink acquires rights to market various satellite-transmitted programming, including services such as HBO, STARZ!, ESPN and USA, to C-Band HSD households. Superstar/Netlink offers HSD owners various packages of programming for monthly, quarterly, semi-annual and annual subscription periods. Once a subscriber has ordered service by telephone or through a C-Band HSD retailer, Superstar/Netlink transmits an authorization code to the customer's descrambler, allowing the customer to receive the programming.

         UVSG provides satellite-delivered video, audio, data and program promotion services to cable television systems, DTH satellite dish users, radio stations and private network users primarily throughout North America, and software development and systems integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. (See "TCI Ventures Group - Diversified Satellite Communications" for a detailed description of UVSG.

         In January 1998, TCI acquired an additional 12,373,294 shares of the Class A Common Stock of UVSG from Lawrence Flinn, Jr., the founder of UVSG, in exchange for 7,336,745 shares of Liberty Group Series A Stock and 12,688,812 shares of TCI Ventures Group Series A Stock. Of the UVSG shares so acquired, 6,186,647 were attributed to the Liberty Media Group. As a result of such transaction, TCI's total equity interest in UVSG increased to 73% of which approximately 17% was attributable to Liberty Media Group.

         On February 17, 1998, UVSG announced that it had agreed to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in Netlink International. In exchange for these assets, UVSG will issue to TCI approximately 6,375,000 shares of Class A Common Stock of UVSG, all of which shares will be attributed to the Liberty Media Group. If the proposed transaction is consummated, TCI's aggregate equity and voting interest in UVSG will increase to approximately 77% of which, approximately 29% will be attributed to Liberty Media Group. Consummation of the transaction is subject to several conditions, including negotiation of definitive agreements, regulatory approvals and approval of UVSG's stockholders. There can be no assurance that such transaction will be consummated.

         WTBS. During 1997 Southern and its wholly-owned subsidiary, Royal Communications, Inc. ("Royal"), transmitted the signal of WTBS, a 24-hour independent UHF television station originated by TBS, from the uplinking facilities of LMC Satcom, Inc. ("LMC SatCom"). Southern made the WTBS signal available to cable television system operators and operators of other non-broadcast distribution media and to C-Band HSD owners through program packagers. No payment to TBS was required for the transmission by Southern of the WTBS signal.

         In connection with the TBS/Time Warner Merger, Liberty Media Group and Time Warner entered into an agreement providing for the grant to Time Warner of the Southern Option to purchase the Southern Business. Effective January 1, 1998, Time Warner purchased such assets pursuant to the Southern Option. For a more detailed description of this transaction, see the description of the TBS/Time Warner Merger in "Entertainment and Information" above.

         HSN, Inc. In December 1996, Silver King Communications, Inc. ("Silver King") consummated mergers with Savoy Pictures Entertainment, Inc. ("Savoy") (the "Savoy Merger") and with Home Shopping Network, Inc. ("HSN") and subsequently changed its name to HSN, Inc. ("HSNI"). Following such mergers, HSNI's principal areas of business are electronic retailing and television broadcasting.

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired HSN by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger"). Each outstanding share of HSN Common Stock was converted into the right to receive .45 of a share of HSNI's Common Stock. Each outstanding share of HSN Class B Common Stock was converted into the right to receive .54 of a share of HSNI's Class B Common Stock except for a portion of the HSN Common Stock and the HSN Class B Common Stock owned by Liberty Media Group, the treatment of which is discussed below.

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Silver King Option") to purchase 2 million shares of Class B common stock of Silver King (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Silver King Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Silver King Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of the Company in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

         Prior to the HSN Merger, HSN was a consolidated subsidiary of the Company attributed to Liberty Media Group. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received: (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and (iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN. BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I. Pursuant to an Exchange Agreement between Liberty Media Group and Silver King, the shares of HSN held by Liberty Media Group following the HSN Merger are mandatorily exchangeable from time to time for shares of common stock and Class B common stock of Silver King (in the same ratio as the merger ratio in the HSN Merger)
(x) upon the occurrence of certain events or changes in laws, rules or regulations which would entitle Liberty Media Group to own directly a greater number of shares of Silver King or (y) in connection with the sale of the shares of Silver King to be received in the exchange to a third party who would be entitled to own such shares under applicable law. If all shares of Silver King stock issuable pursuant to the Contingent Right and the Exchange Agreement were issued, Liberty Media Group's beneficial ownership of Silver King stock would increase from 21.37% to approximately 36.5% of the outstanding common equity (with such shares and the shares owned by BDTV-I and BDTV-II representing approximately 77% of the total voting power of the Silver King common equity).

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

         The BDTV Agreement grants Mr. Diller the right, so long as he owns a minimum number of shares of Silver King stock and is President, Chief Executive Officer or Chairman of the Board of Silver King, to exchange shares of Silver King Class B common stock owned by Liberty Media Group (10 votes per share) or held by BDTV-I or BDTV-II for shares of Silver King common stock (one vote per share) held by Mr. Diller, except to the extent that such exchange would result in Liberty Media Group beneficially owning securities representing less than 50% of the voting power of Silver King. The BDTV Agreement also contains restrictions on transfers of shares of Silver King stock by Liberty Media Group and Mr. Diller; rights of first refusal on permitted transfers of shares (except to a controlled affiliate); and a right of Mr. Diller to sell his Silver King shares to Liberty Media Group, if he ceases to be the President, Chief Executive Officer or Chairman of the Board of Silver King following the third anniversary of the BDTV Agreement (other than for cause). If Mr. Diller exercises his "put" right, the purchase price for such shares will be their "Appraised Value" (as defined) and such purchase price may be paid in cash or in any publicly traded securities of TCI or Liberty Media Group.

         The BDTV Agreement contemplates the creation of additional companies ("BDTV Entities") with the same capital structure as BDTV-I and BDTV-II, to which Liberty Media Group may contribute shares of Silver King received pursuant to the Contingent Right.

         In July 1997, pursuant to a Stock Exchange Agreement, dated as of May 1997, by and between Paul G. Allen and HSNI (the "Stock Exchange Agreement"), HSNI acquired 12,283,014 shares of the common stock ("Ticketmaster Common Stock") of Ticketmaster Group, Inc. ("Ticketmaster") in exchange for the issuance to Mr. Allen of 7,238,507 shares of HSNI's Common Stock, subject to the issuance of up to an additional 3,257,238 shares of HSNI's Common Stock to be reserved for contingent issuance in July 1998 if the average market price of HSN Common Stock over a specified period prior to such date is below $29 per share. In July 1997, HSNI acquired, in open market purchases, 70,000 and 42,000 shares, respectively, of Ticketmaster Common Stock for $16 per share, or an aggregate purchase price of $1,792,000 (excluding commissions). Under the Stock Exchange Agreement, Mr. Allen was required to use all reasonable efforts to cause Ticketmaster to take such action so that, effective upon the closing under the Stock Exchange Agreement, the Board of Directors of Ticketmaster would consist of up to a majority of persons designated by HSNI (the precise number of which was to be determined by HSNI). Under this provision, Barry Diller, Chairman and Chief Executive Officer of HSNI, and James Held, President and Chief Executive Officer of HSN and Vice Chairman of HSNI, joined the Ticketmaster Board of directors as of the closing under the Stock Exchange Agreement. Based upon 24,739,715 shares of Ticketmaster Common Stock outstanding as of May 20, 1997, the shares of Ticketmaster Common Stock held by HSNI represent approximately 50.1% of the total number of shares of Ticketmaster Common Stock outstanding.

         As a consequence of the issuance of shares of HSNI Common Stock to Mr. Allen pursuant to the Stock Exchange Agreement, under applicable FCC regulations and interpretations (including the FCC Order), Liberty Media Group was permitted to hold an indirect equity interest in a greater number of shares of HSNI than it held immediately prior to the issuance of such shares. In accordance with the terms of the Contingent Right held by Liberty Media Group, 2,002,591 shares of HSNI Common Stock were issued to Liberty Media Group immediately following the issuance of shares of HSNI Common Stock to Mr. Allen. The Contingent Rights Shares issued to Liberty HSN were contributed to BDTV III INC. ("BDTV-III"), a newly formed entity with substantially the same terms as BDTV-I and BDTV-II (with the exception of certain transfer restrictions).

         In October 1997, HSNI delivered a letter to the Board of Directors of Ticketmaster proposing a transaction pursuant to which HSNI would acquire all publicly held shares of Ticketmaster's Common Stock.

         In February 1998, pursuant to an Investment Agreement among Universal, HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, a New York general partnership ("USA Networks") to HSNI and Universal contributed the remaining 50% interest in USA Networks and its domestic television production and distribution operations to HSNI. In connection with the Universal Transaction, Universal, HSNI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of HSNI, (ii) the purchase and sale or other transfer of voting securities of HSNI, including securities convertible or exchangeable for voting securities of HSNI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal (i) was issued 3,190,000 shares of HSNI's Class B Common Stock, 3,560,000 shares of HSNI's Common Stock and 54,327,170 common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of HSNI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), 36,810,000 of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued 589,161 shares of HSNI's Class B Common Stock, representing all of the remaining shares of HSNI's Class B Common Stock issuable pursuant to Liberty Media Group's Contingent Right. Of such shares, 400,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV"), a newly-formed entity having substantially the same terms as BDTV-I and BDTV-II (with the exception of certain transfer restrictions). In addition, Liberty Media Group purchased 5 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANI LLC by June 30, 1998 in exchange for an aggregate of 7,500,000 LLC Shares and/or shares of HSNI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of HSNI's Common Stock.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of HSNI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in HSNI that they had immediately prior to such issuances. In addition, with respect to issuances of HSNI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in HSNI that it had immediately prior to such issuances. In addition, HSNI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $40 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $40 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $40 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         Pursuant to agreements entered into in connection with the Universal Transaction, Universal is permitted initially to designate four persons, reasonably satisfactory to HSNI, to HSNI's Board of Directors, of whom no more than one can be a non-affiliate of Universal, and generally will have the right to designate one member of HSNI's Board of Directors for each 10% ownership the equity of HSNI (including LLC Shares) up to a maximum of four directors. Universal currently has four designees serving on HSNI's Board of Directors. In addition, provided that Liberty Media Group's ownership of HSNI stock remains at certain levels and subject to applicable law, Liberty Media Group will have the right to designate up to two directors of HSNI at such time as Liberty Media Group is no longer prohibited from having representation on HSNI's Board of Directors. Pursuant to law and FCC regulations, Liberty Media Group is not currently permitted to have a designee on HSNI's Board of directors. HSNI has also agreed in the LLC Agreement that, subject to the same ownership thresholds, Liberty Media Group will be permitted to designate, depending on its ownership level, up to two directors to the Board of Directors of the LLC, to the extent that Liberty Media Group is not permitted to designate directors of HSNI. The two Liberty Media Group designees serving as directors of the LLC since the closing of the Universal Transaction are Robert R. Bennett and Leo J. Hindery, Jr.

         In connection with the Universal Transaction, HSNI changed its name to USA Networks, Inc.

         HSNI, through its USA Broadcasting, Inc. subsidiary ("USA Broadcasting") and through Savoy's broadcasting operations ("SF Broadcasting"), acquired as a result of the Savoy Merger, controlled, as of December 31, 1996, 18 full-power television broadcast stations, including three satellite stations. HSNI also owned 26 low-power television stations (the "LPTV Stations") and two low-power translators.

         USA Broadcasting owns and operates 12 independent full-power UHF television stations, including one television satellite station (the "USA Stations"), which affiliate with and primarily broadcast HSN retail sales programming. To a limited extent, the USA Stations also broadcast syndicated programming, locally produced public affairs and public interest programming and commercial-free children's programming. The USA Stations serve 10 of the 16 largest metropolitan television markets in the U.S. The LPTV Stations also broadcast HSN programming. In addition, USA Broadcasting holds notes receivable and/or equity interests in six other entities that hold broadcast licenses or authorizations in nine television markets.

         Each USA Station, through the applicable HSNI subsidiary, has entered into an affiliation agreement with HSN pursuant to which such USA Station broadcasts HSN's electronic retail sales programming for 164 hours per week. HSNI is continuing to evaluate the status of these affiliation agreements following the HSN Merger. HSNI plans to determine on a market by market basis whether the USA Stations will continue to air HSN, or whether HSNI will instead disaffiliate HSN and the USA Stations and develop and broadcast programming independently of HSN. In addition to analyzing such a disaffiliation, HSNI may consider a number of other options with respect to the USA Stations. These options include selling the USA Stations or entering into partnership arrangements with broadcasters and/or cable operators. HSNI has made no final decision as to how it will utilize the USA Stations. HSNI plans to disaffiliate and independently program its Miami station. HSNI intends over time to program all of these stations on a local basis, either by itself or with partners. If USA Broadcasting elects to develop programming independently of HSN, substantial expenditures would be required to develop USA Broadcasting programming and promotions, requiring significant capital expenditures, which, during this developmental and transitional stage, will not be offset by sufficient revenues.

         There can be no assurance that, if USA Broadcasting ceases to broadcast HSN programming, USA Broadcasting will be successful in its strategy to develop and broadcast its own programming, whether on a local or national basis, or that HSN will be able to find other means of distributing its programming on favorable terms to the households in the broadcast areas currently served by the USA Stations.

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

         Electronic Retailing Services. HSN. Upon consummation of the HSN Merger, HSNI owned 80.1% of the equity of HSN and the Liberty Media Group owned 19.9% of the equity of HSN. After the HSN Merger, at such time from time to time as Liberty Media Group or its permitted transferee may be allowed under applicable regulations to hold additional shares of HSNI's stock, and after exercise in full of the Contingent Rights, Liberty Media Group will exchange its HSN Common Stock and HSN Class B Common Stock for shares of HSNI Common Stock and HSNI Class B Common Stock at the same ratio as the merger ratio in the HSN Merger. Upon completion of such exchange, HSN would become a wholly-owned subsidiary of HSNI.

         HSNI through its Home Shopping Club, Inc. subsidiary, sells a variety of consumer goods and services by means of live, customer-interactive electronic retail sales programs which are transmitted twenty-four hours a day, seven days per week, via satellite to cable television systems, affiliated broadcast television stations and HSDs. HSN retail sales programming is currently carried on two separate networks, The Home Shopping Network and America's Store (formerly "Spree"). Both networks are carried by cable television systems and broadcast television stations throughout the country. America's Store programming is available in one-hour segments, which enables broadcast and cable affiliates to air America's Store in available time slots that would not otherwise produce revenue for the affiliate.

         In addition to the electronic retailing and broadcasting businesses, HSNI's subsidiaries are involved in Internet shopping and other businesses complementary to electronic retailing.

         During 1996 and in 1997, HSNI entered into two international ventures as a minority participant. HSN owns a 29% interest in Home Order Television ("HOT"), a venture based in Germany. HOT is carried via cable and satellite to several million households in Germany and Austria. HSN also owns a 30% interest in "Shop Channel," a venture based in Japan. Shop Channel currently is carried by cable affiliates to approximately one-half million Japanese households.

         QVC. Liberty Media Group owns a 42.6% interest in QVC. Substantially all of the remaining 57.4% of QVC is held by a subsidiary of Comcast Corporation, which manages the day-to-day operations of QVC.

         QVC markets and sells a wide variety of consumer products and services primarily by means of its televised shopping programs, known as "QVC" and "Q2". Cable television system operators that have entered into affiliation agreements with QVC carry its programming as part of their basic service and pursuant to such agreements receive from QVC commissions equal to 5% of the net sales of merchandise sold to customers located in the cable operator's service area. QVC is also a joint venturer in the operation of a British televised shopping service. QVC also operates "iQVC," an online shopping service which is available on the Internet and via the Microsoft Network. iQVC is offering a wide variety of consumer products. During 1996, QVC launched a televised shopping service in Germany and in January 1997, formed a joint venture in Japan to produce twelve 1/2 hour programs.

         Competition-Programming Companies. The business of distributing programming for cable television is highly competitive. The number of analog channels available to the average customer of a domestic cable television system is 60 or less. The various sports, entertainment and information Programming Companies described above in which Liberty Media Group has interests (the "Programming Companies") directly compete with other programming services for distribution on a limited number of cable television channels and on other distribution media and, when distribution is obtained, the programming offered by the Programming Companies competes, in varying degrees, for viewers and advertisers with other cable programming services and off-air broadcast television, radio, print media, motion picture theaters, video cassettes, internet services and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and effectiveness of marketing efforts. With the advent of new compression technologies, which are intended to increase channel capacity, competition for channel capacity may substantially decrease, although additional competitors may enter the marketplace thereby increasing competition for subscriber fees and advertising revenue.

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

         Superstar/Netlink competes with other C-Band program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of sales are generated through C-Band HSD dealers, Superstar/Netlink also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the C-Band market faces competition from cable television as well as technologies such as DBS services, which were launched in 1994. DBS uses higher power Ku-Band frequencies that can be received by significantly smaller and less expensive HSDs than HSDs that receive C-Band frequencies. Because of the smaller dish size, DBS is more widely accepted than C-Band systems in urban markets. The Company believes that the entry of DBS will serve to decrease the size of the C-Band market in the short and long term. During 1997, the C-Band industry decreased 7% to 2.1 million subscribers.

         Netlink International faces competition from multiple satellite carriers which uplink other superstation and network signals, using C-Band and Ku-Band frequencies. There are no specific statutory or regulatory restrictions that would prevent another satellite carrier from retransmitting the superstation and network signals transmitted by Netlink International so long as that carrier meets the requirements of the Copyright Act and any applicable requirements of the Communications Act of 1934, as amended (the "Communications Act"). Further, Netlink International has no control over the programming on such stations. Netlink International's business could be adversely affected by changes in the type, mix or quality of the programming on the stations it transmits that result in such services becoming less desirable to subscribers.

         HSN and QVC operate in direct competition with businesses which are engaged in retail merchandising, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, and other discount retailers and companies that market through computer technology. HSN and QVC also compete for access to their customers with broadcasters and alternative forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail. In particular, the price and availability of programming for cable television systems affects the availability of these channels for programs for HSN and QVC and the compensation which must be paid to the cable operators for carriage of such programming.

         In addition to the above factors, HSN's affiliation with broadcast television stations creates another set of competitive conditions. These stations compete for television viewers primarily within local markets. HSN's affiliated broadcast television stations are located in highly competitive markets and compete against both VHF and UHF stations. Due to technical factors, a UHF television station generally requires greater power and a high antenna to secure substantially the same geographical coverage as a VHF television broadcasting station. Under present FCC regulations, additional UHF commercial television broadcasting stations may be licensed in all such markets with the possible exception of New York City. HSN cannot quantify the competitive effect of the foregoing or any other sources of video programming on any of HSN's affiliated television stations, nor can it predict whether such competition will have a material adverse effect on its operations.

         Satellite Transponder Agreements. The Programming Companies lease satellite transponders under varying terms on both domestic and international communications satellites. Domestic communications satellite transponders may be leased full or part time on a "protected," "transponder protected" or "unprotected" basis. When the carrier provides services to a customer on a "protected" basis, replacement transponders are reserved on board the satellite for use in the event the "protected" transponder fails. Should there be no reserve transponders available, the "protected" customer will displace an "unprotected" transponder customer on the same satellite. In certain cases, the carrier also maintains a protection satellite, and, should a satellite fail completely, all of the lessees' "protected" services would be moved to the protection satellite. The customer who leases an "unprotected" transponder has no reserve transponders available, and may have its service interrupted for an indefinite period when its transponder is required to restore a "protected" service.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which Liberty Media Group has no control, including the market demand for additional transponder capacity by other prospective users and the normal uncertainties surrounding the launch of new satellites and the on-orbit failure of existing satellites, which, collectively, determine the future price of satellite transponders as the demand versus supply ratio fluctuates. Although the Company believes that the Programming Companies have taken reasonable steps to ensure their continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one or more of these satellites could have a material adverse effect on the results of operations and financial condition of Liberty Media Group.

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

         The 1996 Telecom Act also made significant changes in the regulation of and competition among telecommunications-related industries, including the cable television industry. See "TCI Group - Domestic Cable and Communications - Regulation and Legislation" above, for a more detailed summary of such changes. Among other things, the 1996 Telecom Act eliminated the statutory prohibition of telephone companies providing video programming in their service areas; established a regulatory alternative for open video systems; eliminated rate regulation of cable programming service tiers immediately for small cable systems and on March 31, 1999, for all cable systems; extended the program access and anti-discrimination rules to satellite cable programming vendors owned by telephone companies and other common carriers; and imposed closed-captioning requirements for video programming. A number of provisions of the 1996 Telecom Act remain subject to implementation through rulemaking proceedings by the FCC. Certain of the more significant areas of regulation imposed by the 1992 Cable Act and the 1996 Telecom Act that relate to or may affect programming operations are discussed below.

         Regulation of Program Licensing. The 1992 Cable Act directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multichannel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multichannel video programming distributors such as MMDS and DBS distributors on terms and conditions that do not unfairly discriminate among such distributors. The 1996 Telecom Act has extended this requirement to programming services in which telephone companies and other common carriers have attributable ownership interests. On December 18, 1997, the FCC initiated a proposed rulemaking to consider, among other things, whether it should award damages to prevailing complainants in proceedings alleging violations of the FCC's program access rules. Certain members of Congress and FCC officials recently have considered proposals that would further expand such program access rights, including the possible extension of access and nondiscrimination requirements to video programming offered by programmers which are unaffiliated with cable operators.

         Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Cable Service Rates. Cable systems are subject to extensive rate regulation as summarized above in "TCI Group - Domestic Cable and Communication Services - Regulation and Legislation - Cable Rate Regulation". Such comprehensive regulations include provisions controlling rate increases for changes in costs, including programming costs, and for additional channels. The 1996 Telecom Act eliminates rate regulation of CPSTs (i.e., the tiers of programming above the BST) in all cable systems as of March 31, 1999. However, certain members of Congress and FCC officials have called for an extension of such rate regulation and also have urged more rigorous rate regulation (including the imposition of limits on pass-throughs of programming cost increases).

         The FCC's rate regulations permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs. In 1995, the FCC adopted an alternative methodology for adjusting regulated rates to account for such cost increases and for the costs of adding channels which provides cable operators with increased flexibility to recover such costs. Cable television systems also may adjust rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other programming cost increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator only if the price charged by the programmer to the affiliated cable operator reflects prevailing prices offered in the marketplace by the programmer to unaffiliated third parties, or the fair market value of the programming.

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

         The 1992 Cable Act also imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right, as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry and, depending on a cable system's channel capacity, non-commercial television broadcast signals. In July 1993, the FCC ruled that stations predominantly used for the transmission of sales presentations or program-length commercials operate in the public interest and are entitled to choose "must carry" status. HSNI's full-time broadcast affiliates have all requested "must carry" status in lieu of a retransmission fee. A petition for reconsideration of the FCC's ruling currently remains pending before the FCC, which petition has been opposed by HSNI. On March 31, 1997, the United States Supreme Court upheld the constitutionality of the must carry regulations. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties ("Leased Commercial Access") and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access, could adversely affect some or substantially all of the Programming Companies by limiting the carriage of such services in cable systems with limited channel capacity. The channel capacity devoted to must carry could increase dramatically if television broadcast stations proceed with planned conversions to digital transmission and the FCC determines that cable systems must carry all analog and digital signals transmitted by television stations. However, as a result of "must carry," HSNI has experienced increased cable distribution of its programming due to an increase in the number of cable systems that carry HSNI programming.

         Leased Commercial Access. On February 4, 1997, the FCC released revised rules for calculating the maximum rate for leased commercial access to tiered channels. The revised formula yields a lower maximum rate than that calculated under the prior rule such that the use of leased access may be expected to increase, thereby further restricting the channel capacity available for carriage of the Programming Companies. Users of commercial leased access have sought judicial review of the FCC's February 1997 Order, claiming that the FCC did not appropriately limit commercial leased access rates. If this challenge were successful, the FCC would be required to initiate a further rulemaking which could result in additional reductions of commercial leased access rates and increased use of leased access channels.

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

         In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the Cable System, and the rules do not apply to local or regional programming services. These rules may limit carriage of Liberty Media Group's programming services on certain systems of cable operators affiliated with Liberty Media Group. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted. See "TCI Group - Domestic Cable and Communications Services Regulation and Legislation - Additional Ownership Restrictions", above.

         Closed Captioning Regulation. The 1996 Telecom Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On August 22, 1997, the FCC released new rules which will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, Liberty Media Group's programming interests are expected to incur significant additional costs for closed captioning. A number of parties have petitioned the FCC to reconsider various provisions of these rules, and such petitions remain pending.

         Voluntary Parental Television Guidelines. On January 17, 1997, the National Association of Broadcasters, the National Cable Television Association, and the Motion Picture Association of America submitted a joint proposal to the FCC proposing a voluntary ratings system for video programming which they supplemented on August 1, 1997. After consulting with public interest groups and interested persons from the private sector, the Commission found on March 12, 1998 that the voluntary industry guidelines for rating video programming are consistent with the requirements of the 1996 Telecom Act.

         Several petitions filed with the FCC seeking reconsideration of various aspects of the regulations implementing the 1992 Cable Act and/or the 1996 Telecom Act remain undecided. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act, the 1996 Telecom Act and the FCC's regulations, also remain pending. The Company is uncertain how the courts and/or FCC ultimately will rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all are subject to revision at the discretion of the appropriate governmental authority.

         Copyright Regulations. The Copyright Act provides cable television operators with a compulsory copyright license for retransmission of broadcast television programming without having to negotiate program rights with the stations or individual copyright owners. However, see "Regulation-Programming Companies-Regulation of Carriage of Broadcast Stations" above regarding the imposition of retransmission consent for broadcast stations. Therefore, cable systems that carry distant broadcast signals, such as KWGN, must pay royalty fees to the Register of Copyrights, the amount of which is based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number and type of distant signals carried by the system. Any increases in the required fees could adversely affect the competitive position of distant superstation and network signals and, therefore, Netlink International. The Copyright Act empowers the Copyright Office to review periodically and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. Further, the FCC has recommended to Congress previously the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received support from members of Congress. If the compulsory license were abolished, a cable operator would not be permitted to retransmit such distant signals unless such cable operator reached a licensing agreement with the copyright owners or licensees of the programming contained on the signals being retransmitted.

         Under regulations adopted by the Copyright Office, satellite carriers such as Netlink International are not "cable systems" within the meaning of the Copyright Act. Accordingly, Netlink International is not permitted to provide superstation or network station broadcast signals to C-Band HSD owners under the separate compulsory license extended to cable systems. Pursuant to the Satellite Home Viewer Act of 1994 (the "SHV Act"), Congress granted a compulsory copyright license to satellite carriers retransmitting the broadcast signals of "superstations," such as KWGN, and network stations to the public for private home viewing. In 1994, Congress extended this license until December 31, 1999. If the license granted under the SHV Act is not further extended, satellite carriers will be required to negotiate private licenses for the retransmission of copyrighted material to C-Band HSD owners after 1999. Netlink International may only distribute the signals of network broadcast stations to "unserved households" which are outside the Grade B contours of a primary station affiliated with such network under the SHV Act. Netlink International has entered into an agreement with representatives of the National Association of Broadcasters and its television network affiliate members to identify by zip code those geographic areas which are "unserved" by network affiliated stations. Depending upon implementation of the agreement and such identification, Netlink International may be required, after the expiration of a transition period, to disconnect a substantial number of existing subscribers which would have a material adverse effect upon the operations of Netlink International.

         On October 28, 1997, the Librarian of Congress (the "Librarian") announced final rules increasing the monthly copyright royalty fee for the secondary transmission of superstations and network stations by satellite carriers, such as Netlink International, to 27 cents per subscriber for distant superstations and network stations. Those monthly fees had been 17.5 cents for superstations and 6 cents for network stations. The Librarian adopted the royalty fees which had been recommended by the Copyright Arbitration Royalty Panel (the "Panel") in a report submitted to the Librarian. Although the Panel had recommended that the new fees be effective as of July 1, 1997, the Librarian determined that the fees became effective on January 1, 1998. Consequently, the copyright fees paid by Netlink International for the retransmission of broadcast signals to HSD owners will increase significantly. The resulting increases in retail prices to subscribers may cause a substantial decrease in the number of subscribers to Netlink International services. On October 30, 1997, the Satellite Broadcasting & Communications Association, of which Netlink International is a member, filed a Petition for Review of the Librarian's decision with the United States Court of Appeals for the District of Columbia Circuit, which remains pending. The Court of Appeals refused to grant an interim stay of the increase. Various bills are being considered by Congress which if enacted would amend and extend the satellite license and/or potentially change the copyright royalty fee.

         Syndicated Exclusivity. The FCC's syndicated exclusivity rules, which became effective January 1, 1990, require cable systems with more than 1,000 subscribers to delete programming from distant broadcast signals if exclusive local broadcast rights to such programming have been purchased by a television station which broadcasts in the locale of the cable system and such station requests the cable system to "black out" such programming. These rules could have an adverse effect on Netlink's business if the stations it transmits were to carry a material amount of programming subject to deletion.

         FCC Licensing. Satellite carriers, including carriers like Netlink International that lease transponders from others rather than owning a satellite, may provide their services as a private carrier and/or as a common carrier. Private carriers, such as Netlink International, are subject to a lesser degree of regulation by the FCC. The Copyright Act exempts a carrier from liability for copyright infringement in delivering television broadcast signals to cable television systems if it meets the passive carrier requirements of the Copyright Act.

         Proposed Changes in Regulation. The regulation of cable television systems, programming services, satellite carriers, and television stations is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that Liberty Media Group's business will not be affected adversely by future legislation, new regulation or deregulation.

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. Certain satellites are more valuable than others to cable television programmers based on whether a particular satellite is used by other programmers of popular cable services. Factors that may affect the Programming Companies' ability to meet their transponder needs in the future include the market demand for additional transponder capacity by other prospective users and the normal uncertainties surrounding the launch of new satellites and the on-orbit failure of existing satellites, which, collectively, determine the future price of satellite transponders as the demand versus supply ratio fluctuates. Under current policy, the carriers from whom the Programming Companies obtain transponder services are not subject to the market exit provisions of Section 214 of the Communications Act, and may therefore cease providing communications services to customers on short notice, provided that such action is just, reasonable and non-discriminatory, and subject to any additional rights or remedies to which the customer and the carrier may have agreed. The Company has no reason to believe that such service providers have any intention to cease providing transmission services via their respective satellite systems.

         The FCC also grants licenses to construct and operate satellite uplink facilities which transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. A number of the Programming Companies, as well as HSN, have been granted licenses for the construction and operation of satellite uplink facilities and others obtain satellite uplink services from established service providers.

         TCI VENTURES GROUP

         TCI Ventures Group includes TCI's principal international assets and substantially all of TCI's non-cable and non-programming domestic assets. Specifically, the assets that are attributed to the TCI Ventures Group are comprised principally of (i) TCI's interest in TINTA, which is the Company's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the domestic wireless and wireline telephony businesses, consisting primarily of the Company's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) and Sprint PCSsm brands (trademarks of Sprint Communications Company L.P.) (the "PCS Ventures"), the Company's interest in Teleport Communications Group Inc. ("TCG"), a competitive local exchange carrier, and the Company's wholly-owned subsidiary Western Tele-Communications, Inc. ("WTCI"), which provides long distance transport of video, voice and data traffic and other telecommunications services to telecommunications carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) a portion of TCI's interest in UVSG, which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America (a portion of TCI's interest in UVSG is also attributed to the Liberty Media Group), (iv) TCI's interest in @Home, a provider of high speed multimedia Internet services, and the Company's interest in other Internet-related assets, and (v) other assets, including National Digital Television Center, Inc. ("NDTC"), a wholly-owned subsidiary of the Company that provides digital compression and authorization services to programming suppliers and to video distribution outlets and ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of the Company that develops and distributes for-profit education, training and communications services and products. The stocks of TINTA, TCG, UVSG and @Home are traded on the National Market tier of The Nasdaq Stock Market under the symbol "TINTA", "TCGI", "UVSGA" and "ATHM" respectively.

         On January 8, 1998, TCG announced it had entered into certain agreements pursuant to which it agreed to merge with a subsidiary of AT&T Corporation ("AT&T"). As a result of the merger, TCG would become a wholly-owned subsidiary of AT&T and the former stockholders of TCG would receive common stock of AT&T, with TCI receiving for its interest in TCG, approximately 46.95 million shares of AT&T common stock. Such shares would be attributed to the TCI Ventures Group. The transaction is subject to a number of regulatory and other conditions and there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all.

         Agreements governing the TCI Ventures Group's investment in certain of the entities in which the TCI Ventures Group has interests contain (i) buy-sell and other exit arrangements whereby the TCI Ventures Group could be required to purchase another investor's ownership interest, (ii) performance guarantees whereby the TCI Ventures Group and/or other subsidiaries of TCI have guaranteed the performance of the TCI Ventures Group subsidiary that directly holds the TCI Ventures Group's investment, (iii) restrictions on TCI Ventures Group's ability to sell or otherwise transfer certain of its investments and (iv) provisions restricting TCI's ability to compete with certain entities in which it has an investment.

         The following table lists the entities the Company's interest in which has been attributed to the TCI Ventures Group and sets forth, as of December 31, 1997, the TCI Ventures Group's direct or indirect equity interest in such entities (rounded to the nearest whole number) and the businesses currently conducted by such entities. The table excludes certain direct and indirect wholly-owned subsidiaries of TCI, the sole assets of which consist of interests in the listed entities. With respect to listed entities that are partnerships or the interest in which is held through a partnership or similar structure, the Company's voting rights and rights to participate in the earnings of affiliates may differ from the equity interests indicated in the table below.


                                                 TCI VENTURES GROUP'S
                                                 --------------------
                                                  DIRECT OR INDIRECT
                                                  ------------------
COMPANY                                              INTEREST(1)              BUSINESS
-------                                              -----------              --------
International Cable, Telephony and Programming
----------------------------------------------
Tele-Communications International, Inc.                85% equity             International cable, telephony and
                                                       92% voting             programming interests and operations


Domestic Telephony
------------------

Sprint Spectrum Holding Company, L.P.                  30%                    PCS under the "Sprint" brand name
PhillieCo, L.P.                                        35%                    PCS under the "Sprint" brand name

Teleport Communications                                28% equity (2)         Competitive local exchange carrier
Group, Inc.                                            41% voting

Kansas City Fiber Network, L.P.                        50% (3)                Competitive local exchange carrier
                                                                              serving the Kansas City metropolitan
                                                                              area

NHT Partnership                                        40% (4)                Competitive local exchange carrier
                                                                              serving the Buffalo metropolitan area

New Jersey Fiber Technologies, L.P.                    79% (4)                Competitive local exchange carrier
                                                                              serving the Morristown and New
                                                                              Brunswick, NJ metropolitan area

Louisville Lightwave                                   50% (4)                Competitive local exchange carrier
                                                                              serving the Louisville and
                                                                              Lexington, KY metropolitan area

                                            TCI VENTURES GROUP'S
                                            --------------------
                                             DIRECT OR INDIRECT
                                             ------------------
COMPANY                                          INTEREST (1)                 BUSINESS
-------                                          ------------                 --------

Domestic Telephony (continued)
------------------------------
Western Tele-Communications, Inc.                     100%                    Provider of microwave and wireline
                                                                              transport of telecommunications
                                                                              services

Diversified Satellite Communications
------------------------------------

United Video Satellite Group, Inc.                     39% equity (5)         Satellite distribution of video,
                                                       85% voting             audio, data and program promotion
                                                                              services

Internet Services
-----------------

At Home Corporation                                    39% equity             High-speed multimedia Internet
                                                       72% voting             services

Sportsline USA, Inc.                                    5%                    Internet provider of branded
                                                                              interactive sports information,
                                                                              programming and merchandise

iVillage, Inc.                                          6%                    Developer of, and Internet and
                                                                              on-line provider of, branded
                                                                              communities and information services
                                                                              pertaining to parenting, careers and

                                                                              personal health
Interzine Productions, Inc.                           15%(6)                  Internet provider of interactive
                                                                              sports communities and information
                                                                              services

KPCB Java Fund, L.P.                                    7%                    Investor in Java application
                                                                              development


                                             TCI VENTURES GROUP'S
                                             ---------------------
                                               DIRECT OR INDIRECT
                                               ------------------
COMPANY                                           INTEREST (1)                  BUSINESS
-------                                           ------------                  --------
Other Assets
------------
National Digital Television Center, Inc.                 100%                   Television production and provider
                                                                                of digital compression and
                                                                                transmission and authorization
                                                                                services to programmers, cable
                                                                                systems and other video distributors

ETC w/tci, Inc.(7)                                       100%                   Developer and distributor of
                                                                                for-profit education, training and
                                                                                communication services and products

CareerTrack, Inc.(7) (8)                                  95%                   Provider of business and
                                                                                educational seminars and related
                                                                                publications
National School Conference                                80%                   Provider of conference and
Institute, Inc.(7)(8)                                                           satellite-delivered staff
                                                                                development programming for
                                                                                educators

IngeniusTM7 (8) (9)                                      100%                   Developer of educational software
                                                                                products designed to facilitate
                                                                                classroom learning

The Lightspan Partnership, Inc.(7) (8)                     8%                   Developer of educational
                                                                                programming

Academic Systems Corporation(7) (8)                        5%                   Provider of higher education
                                                                                multimedia instruction materials

DigiVentures, LLC(10)                                     99%                   Lessor of digital set-top box
                                                                                equipment

Acclaim Entertainment, Inc.(11)                            9%                   Publisher of entertainment software

Antec Corporation(12)                                     16%                   Manufacturer of products for
                                                                                hybrid fiber/coaxial broadband
                                                                                networks

Intessera, Inc.                                          100%                   Provider of database management
                                                                                software


                                             TCI VENTURES GROUP'S
                                             --------------------
                                              DIRECT OR INDIRECT
                                              ------------------
COMPANY                                            INTEREST(1)                BUSINESS
-------                                            -----------                --------
Other Assets (continued)

TCI-TVGOS, Inc.                                        100%                   Holds an undivided interest in
                                                                              certain intellectual property rights
                                                                              of TV Guide on Screen, a joint
                                                                              venture which has been dissolved

Your Choice TV (13)                                     25%                   Provider of programming service
                                                                              offering recently aired first-run
                                                                              television programming on a time
                                                                              shifted basis
MCNS Holdings, L.P.                                     25%                   Developer of multimedia
                                                                              communications network and
                                                                              associated technologies

Kitty Hawk Capital Limited Partnership, II               3%                   Venture capital fund

New Enterprise Associates IV, L.P.                       1%                   Venture capital fund

Venture First II, L.P.                                   1%                   Venture capital fund

TVSM, Inc.                                              10%                   Publishing company of various cable
                                                                              television programming guides

------------------------
         (1) For indirect equity and voting interests, the percentage in the table is calculated by multiplying TCI's percentage interest in the holding company by the holding company's percentage interest in the listed company.

         (2) TCG has entered into an agreement to acquire ACC Corp. in a stock for stock merger. If such transaction is consummated, the Company's equity and voting interest in TCG would be reduced. In addition, as described above, in January 1998, TCG agreed to be acquired by AT&T in a stock for stock merger. Both of such transactions are subject to a number of regulatory and other conditions and there can be no assurance that either of such transactions will be consummated on the terms contemplated by the parties, or at all.

         (3) The other 50% interest in Kansas City Fiber Network, L.P. ("KC Fiber") is owned by Kansas City Cable Partners, a partnership that owns and operates cable systems in the Kansas City area, in which the TCI Group holds a 50% interest. TCI and the other partner of KC Fiber have signed an agreement to sell the assets of KC Fiber to TCG for cash proceeds of approximately $55 million. Such transaction is subject to certain regulatory and other conditions, and there can be no assurance that it will be consummated. If consummated, 50% of the proceeds will be attributed to the TCI Ventures Group and the remaining proceeds will be attributed to Kansas City Cable Partners. TCG has also agreed to make an additional cash payment for fiber leased to KC Fiber by TCI affiliates which payment would be attributed to the TCI Group.

         (4) On February 12, 1998, TCI sold its interests in NHT Partnership, Louisville Lightwave and New Jersey Fiber Technologies, L.P. to Hyperion Telecommunications, Inc. ("Hyperion") for cash proceeds of $62.1 million. $44.3 million of such purchase price has been attributed to the TCI Ventures Group and the remainder of such proceeds has been attributed to the TCI Group as payments by Hyperion for fiber leased to such entities by TCI affiliates.

         (5) In January 1998, TCI acquired an additional 12,373,294 shares of the Class A Common Stock of UVSG from Lawrence Flinn, Jr., the founder of UVSG, in exchange for 7,336,745 shares of Liberty Group Series A Stock and 12,688,812 shares of TCI Ventures Group Series A Stock. 6,186,647 of the USVG shares so acquired were attributed to the TCI Ventures Group and 6,186,647 of such shares were attributed to the Liberty Media Group. As a result of such transaction, TCI's total equity interest in UVSG increased to 73% and its voting interest increased to 93%, with the TCI Ventures Group's equity interest increasing to 56% and its voting interest increasing to 89%. On February 17, 1998, UVSG announced that it had agreed to acquire Liberty's 40% interest in Superstar/Netlink and its 100% interest in Netlink International which delivers various distant broadcast signal services commonly known as the "Denver 6" and certain other programming interests to multichannel video service providers. In exchange for these assets, UVSG will issue to TCI approximately 6,375,000 shares of Class A Common Stock of UVSG, all of which shares will be attributed to the Liberty Media Group. If the proposed transaction is consummated, TCI's aggregate equity and voting interest in UVSG will increase to approximately 77% and 94%, respectively, and TCI Ventures Group's equity and voting interest will decline to 48% and 85%, respectively, as a result of such transaction. Consummation of the transaction is subject to several conditions, including negotiation of definitive agreements, regulatory approvals and approval of UVSG's stockholders; there can be no assurance that such transaction will be consummated.

         (6) On February 26, 1998, Interzine Productions, Inc. ("Interzine") sold all of its assets to a third party for $5 million. TCI expects that its share of the proceeds remaining to be distributed to equity holders after the payment of Interzine's creditors will be nominal.

         (7) On September 23, 1997, the Company announced that it and ETC entered into a letter of intent with Knowledge Universe, L.L.C. ("Knowledge Universe"). The letter of intent contemplates that TCI, through ETC, would become a partner of Knowledge Universe in a new venture. Knowledge Universe would make a substantial investment in the new venture, and ETC would contribute a significant portion of its assets to the new venture. As a result, Knowledge Universe would be the majority owner of the new venture, with ETC retaining a significant minority interest. Although the letter of intent has expired, the parties continue to discuss the transactions contemplated by it. There can be no assurance that a definitive agreement for the proposed transaction with Knowledge Universe will be entered into or that the terms thereof will not be substantially different from those described above or that the proposed transaction will ultimately be consummated.

         (8)      Held through ETC.

         (9) Ingenius(TM) is in the process of winding down most of its lines of business and is offering for sale substantially all of its remaining assets, which consist primarily of intellectual property.

         (10) In January 1998, the TCI Ventures Group's interest in DigiVentures, LLC was assigned to TCIC, a member of the TCI Group, in return for $7 million in cash. In connection therewith, TCIC also assumed the capital lease obligations of DigiVentures, LLC, totaling $176 million.

         (11) The Company sold its interest in Acclaim Entertainment, Inc. in February 1998 for cash proceeds of approximately $17 million.

         (12) This interest was previously represented by TCI's interest in TSX Corporation which merged with Antec Corporation in February 1997.

         (13) Liberty Media Group also owns a 24.5% interest in Your Choice TV. Discovery owns the remaining 51% interest.

         The principal assets attributed to the TCI Ventures Group are described in greater detail below.

         International Cable, Telephony and Programming.

         The TCI Ventures Group's international cable, telephony and programming assets consist primarily of the Company's interests in TINTA. TINTA, through its subsidiaries and affiliates, operates multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States ("U.S.").

         TINTA's activities are concentrated in Europe, Latin America and The Caribbean, and Asia and Australia, with particular focus at present on the United Kingdom ("U.K."), Argentina and Japan. TINTA has ownership interests in companies operating broadband networks that, at December 31, 1997, provided cable television service to an aggregate of approximately 3.9 million basic customers and provided telephone service over approximately 1.2 million telephone lines (primarily in the U.K.) (a customer may have multiple telephone lines). As of December 31, 1997, TINTA also had ownership interests in or managed 48 cable and satellite programming services which were received by customers in various countries outside the U.S.

         Included among TINTA's cable and telephony distribution assets are an indirect 27% interest in Telewest Communications plc ("Telewest") and a 40% interest in Jupiter Telecommunications Co., Ltd. ("Jupiter"). Telewest and Jupiter provide cable television and residential and business cable telephony in the United Kingdom and Japan, respectively. TINTA's interest in Telewest is held through a joint venture with US WEST, Inc. Telewest is a leading provider of cable television and cable telephony services in the United Kingdom. Telewest provides cable television services over a broadband (i.e., high capacity) network and uses such network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. The broadband network enables Telewest to deliver a variety of both television and telephony services to it customers and will enable Telewest to provide customers with a range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. As of December 31, 1997, Telewest was offering home access to the Internet in all of its franchises.

         Telewest is in the process of constructing its cable networks. As of December 31, 1997, construction had been completed of broadband cable networks which "passed" (i.e., could be connected to) approximately 75% of the homes in Telewest's owned and operated franchises and 89.5% of the homes in the seven franchises in which Telewest has a minority interest. Telewest is also developing a broadband inter-franchise network to carry voice, data and video traffic between its franchises which is expected to reduce interfranchise connection charges. As of December 31, 1997, the inter-franchise network was operational with full completion expected by the middle of 1998.

         At December 31, 1997, Telewest's franchises (including franchises in which it owns a minority interest) covered approximately 5.1 million homes and
 .29 million businesses and within such franchises Telewest provided, on an equity basis, cable television service to approximately 687,000 basic customers and telephony service to approximately 929,000 residential and business customers. "On an equity basis" means the total number of customers served multiplied by Telewest's indirect percentage equity interest in the franchise. Telewest believes that its franchises (including the franchises in which it owns a minority interest) included more than 25.7% of the U.K. homes in areas covered by cable licenses at December 31, 1997. Telewest's ordinary shares trade on the London Stock Exchange and are represented by American Depositary Receipts in the United States, where they trade on the National Market tier of The Nasdaq Stock Market.

         Jupiter, the first multiple system operator ("MSO") in Japan, was formed by TINTA and Sumitomo Corporation ("Sumitomo") in 1995. At December 31, 1997, Jupiter had ownership interests in 23 companies, of which it manages 20, that own cable franchises clustered in three main areas: Tokyo, Osaka and Kyushu. The cable plant of each of Jupiter's cable systems, other than the Suginami system, consists primarily of coaxial cable. The architecture of the Suginami system, which includes a fiber optic backbone or "trunk," has been designed to be state-of-the-art, with the specific goal of being telephone capable. To the extent economically feasible, Jupiter intends to expand its cable networks and rebuild its existing cable systems with the same network architecture as that which currently exists in its Suginami system. At December 31, 1997, Jupiter's franchises covered approximately 3,542,000 franchise homes, its cable plant passed approximately 1,704,000 homes, and it served approximately 194,000 basic cable customers. Jupiter began providing telephony services over its cable system on a commercial basis on July 1, 1997 in its Suginami franchise.

         TINTA also has a 26% ownership interest in Cablevision S.A. ("Cablevision") which provides cable television service in and around Buenos Aires, Argentina. TINTA reduced its interest in Cablevision from 51% to 26% in October 1997; however, TINTA will continue to have the right to manage Cablevision (pursuant to a renewable five-year management contract), and all material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The purchasers of TINTA's interest in Cablevision also purchased an additional 39% interest in Cablevision that TINTA had the right to acquire. Cablevision has been continually expanding its customer position through acquisitions and internal growth. In the fourth quarter, Cablevision acquired a 50% interest in Video Cable Comunicaciones S.A. and a 50% interest in United International Holdings Inc.'s cable systems in Argentina. Cablevision also acquired 100% of Mandeville Cable Partners Argentina II in January 1998. As a result of these acquisitions, Cablevision added, on an equity basis, approximately 850,000 customers. At February 1, 1998, Cablevision provided, on an equity basis, cable television service to an aggregate of approximately 1.5 million subscribers.

         TINTA's programming interests include a 37% equity interest (representing a 50% voting interest) in Flextech p.l.c. ("Flextech"), a 33% interest in MultiThematiques, S.A. ("MultiThematiques") and a 50% interest in Jupiter Programming Co., Ltd. ("JPC"). Through its subsidiaries and affiliates, Flextech creates, packages and markets entertainment and information programming for distribution on cable television and direct-to-home ("DTH") satellite providers throughout the United Kingdom and, to a lesser extent, parts of continental Europe. Flextech also owns an interest in a terrestrial broadcast network. By acquiring interests in and establishing alliances among providers of a variety of entertainment programming, Flextech has been able to achieve significant economies of scale and establish itself as a major low-cost provider of television programming. At December 31, 1997, Flextech had interests in 15 cable and satellite channels of which 14 are distributed in the U.K. market. Flextech's ordinary shares trade on the London Stock Exchange.

         In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. One of the joint ventures will operate and launch a number of new subscription television channels for distribution in the U.K. and Ireland; the other joint venture will operate and develop U.K. Gold Television Limited, the producers of U.K. Gold. As a result of the creation of the BBC Joint Ventures and certain related transactions, TINTA's equity interest in Flextech declined from 46% to 36%. TINTA's voting power would have fallen below 50% as a result of these transactions; however, upon consummation of the BBC Joint Ventures, one of TINTA's Flextech shares was redesignated as a "special voting share" which enabled TINTA to maintain its voting power at 50%. The weighted voting rights attached to the special voting share, which does not participate in dividends and has only a nominal liquidation preference, will terminate upon the occurrence of the earliest of (i) April 14, 2000, (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group or (iii) TINTA's interest in Flextech falling below 30%. In light of TINTA's decreased voting interest in Flextech, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. In July 1997 and September 1997, TINTA purchased Flextech shares in transactions which increased its equity ownership of Flextech to 37%.

         MultiThematiques and JPC provide multi-channel programming to cable television and DTH satellite providers in continental Europe and Japan, respectively. As of December 31, 1997, MultiThematiques offered sixteen programming services which are distributed throughout France (five channels), Spain (two channels), Germany (three channels), Italy (five channels) and Poland (one channel) by cable television operators and DTH satellite providers. MultiThematiques has also secured carriage on DTH satellite platforms in Scandinavia. Programming developed by MultiThematiques may be used to support TINTA's distribution interests in other regions, particularly Japan and Latin America; for example, MultiThematiques has signed an agreement with JPC to create two thematic channels for cable and satellite distribution in Japan. JPC was formed in February 1996 by TINTA and Sumitomo and is Japan's first multi-channel programming company. JPC has ownership interests in and management control of six channels, two of which were launched in 1997 and one of which was launched in February 1998. Of these six channels, JPC has management control of four, shared management control of another, and, with respect to the sixth channel, JPC has the right to veto certain material transactions. JPC also has acquired distribution rights for all of Japan's premier soccer league matches.

         Through certain other joint ventures with strategic partners, TINTA has cable and telephony distribution and/or programming interests in Puerto Rico, Chile, Poland, Ireland, Malta, Israel, France, and Australia. TINTA has also formed (i) a strategic partnership with News Corp. and two of Latin America's leading media companies, Globo Comunicacoes e Participacoes ltda. and Grupo Televisa, S.A., for the development and operation of a DTH satellite service for Brazil, Mexico, and various other Latin American countries and (ii) Fox Sports International, a joint venture with Liberty Media Group and News Corp. to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States and certain other defined geographic areas. Fox Sports International is more fully described under "Liberty Media Group--Programming Services--Sports Programming Services." TINTA sold (i) its indirect 13% interest in Sky Network Television New Zealand, Ltd. in September 1997, for cash proceeds of approximately $54 million, (ii) its 49% interest in Asia Business News (Singapore) Private ("ABN"), a financial business news channel distributed in Asia, in December 1997, in exchange for a subordinated promissory note of ABN in the principal amount of $25 million and (iii) its 49% interest in TeleCable Nacional, CXA, a cable operator in the Dominican Republic, in January 1998, for cash proceeds of $10 million.

         Agreements governing TINTA's investment in certain of the entities in which TINTA has interests contain (i) buy-sell and other exit arrangements whereby TINTA could be required to purchase another investor's ownership interest, (ii) performance guarantees whereby TINTA and/or other subsidiaries of TCI have guaranteed the performance of the TINTA subsidiary that directly holds the TINTA investment, (iii) restrictions on TINTA's ability to sell or otherwise transfer its investment in an entity and (iv) provisions restricting TINTA's (and in certain circumstances TCI's) ability to compete with the entity in which it has an investment.

         Competition

         International Cable and other Multi-Channel Television. The various cable operators in which TINTA has interests directly compete for customers and advertisers in local markets with other providers of entertainment, news and information, including broadcast television and radio, newspapers, magazines and other printed material, motion picture theaters and video cassette rental stores. Such cable operators also compete with companies who use alternative methods of distributing the same or similar video programming offered by cable television systems such as terrestrial (over the air) broadcast stations, MMDS, DTH satellite services, SMATV and in some instances, digital terrestrial services and certain narrowband providers. The most significant competition for cable operators, including Telewest, in the U.K. multi-channel television market currently comes from providers of DTH satellite television services and, in particular, British Sky Broadcast Group plc ("BSkyB"). DTH satellite services are widely available in the U.K. In those countries where, by regulation or policy, cable operators do not have an exclusive franchise, TINTA's cable operators compete with other cable operators, and if permitted by regulation or policy, with telephone companies providing video services in their franchises. The extent of competition with the services provided by TINTA's cable subsidiaries or affiliates in any particular market depends, among other factors, on price (including up-front and service costs), the amount and quality of the programming offered, customer satisfaction and quality of the system network. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future. TINTA also competes with similar operators of broadband distribution networks for franchises, the acquisition of existing cable operators and financing.

         Cable television has a limited operating history in many regions of the world outside the United States. Although TINTA operates cable systems in markets where it believes there is consumer demand for multi-channel television services, TINTA is unable to predict with certainty how consumer demand for the services provided by its cable television subsidiaries and affiliates will develop over time.

         International Cable Telephony. The Company believes that it is preferable for TINTA's cable subsidiaries and affiliates to offer a wide range of cable services, including telephony services where permitted under the applicable statutory and regulatory framework and where business conditions permit. Currently, the U.K. and Japan are the only countries in which TINTA is providing both television and telephony services to customers. Although no assurances can be given, TINTA anticipates that legal restrictions on the provision of telephony services by its cable subsidiaries and affiliates in certain other countries will be relaxed or eliminated over the next few years. In markets in which TINTA is allowed to offer cable telephony services, the primary competitor is the national public telephone company. TINTA believes that the established public telephone operators generally benefit from their long-standing relationships with customers, substantial technical and financial resources and established ubiquitous networks. The success of the telephony operations of a cable operator is dependent upon its ability to convince long-time customers of the national public telephone providers to switch to its telephony network. Telewest and Jupiter are both relatively new entrants to the telephony business, and have sought to compete with the more well established telephone operators by pricing cable telephony call charges below those of the established telephone operators. In both the U.K. and Japan, the ability of the established public telephone operators to respond to such price competition has been restricted by their license obligation not to show undue preference to or unduly discriminate against different classes of customers and to offer uniform rates nationally. There can be no assurance that either Telewest or Jupiter will be able to continue to price its telephony services below those charged by the national public telephone providers, or that future price reductions will not adversely impact the profitability of its telephony operations. The ability to provide viable cable telephony services is also dependent on the ability of TINTA's cable subsidiaries and affiliates to interconnect with the local telephone network of the public telephone company in order to complete calls that originate from a customer on the cable network of such subsidiary or affiliate but terminate off its network, or that originate from a caller off its cable network and terminate on its network. Regulations in the U.K. provide a means by which disputes over pricing and other terms of interconnection can be determined by a government representative. In Japan, under interim rules the national public telephone provider currently is required to enter into interconnection agreements.

         International Programming. The business of distributing programming for cable and satellite television is highly competitive. TINTA's programming subsidiaries and affiliates (the "TINTA Programming Companies") directly compete with other programming services for distribution on a limited number of television channels and, when distribution is obtained, the programming offered by the TINTA Programming Companies competes, in varying degrees, for viewers and advertisers with other programming services, as well as with other entertainment media. The Company believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and effectiveness of marketing efforts. With the advent of new compression technologies, which are intended to increase channel capacity, competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. In addition to competition for cable and satellite distributors, viewers and advertisers, the TINTA Programming Companies also compete, to varying degrees, for product with other programming companies that distribute similar types of programs.

         Government Regulation. Substantially every country in which TINTA has, or proposes to make, an investment regulates, in varying degrees, (i) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers as well as the acquisition of, and foreign investments in, such operators and service providers and (ii) the broadcast and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time TINTA makes an investment in a subsidiary or affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by TINTA's subsidiaries and affiliates will not occur in the future. Regulation can take the form of price controls, service requirements and programming and other content restrictions, among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances TINTA may be adversely affected by an overbuild by a competing cable operator. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and hence the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries.

         Domestic Telephony.

         General. The TCI Ventures Group's telephony assets consist primarily of
(a) TCI's investments, held through TCI Telephony Holdings, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of TCI, in the PCS Ventures, a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband PCS, to residential and business customers nationwide under the Sprint(R) and Sprint PCSsm brands (trademarks of Sprint Communications Company L.P.), and its investment in TCG, which is a competitive local exchange carrier ("CLEC"), and
(b) the Company's wholly-owned subsidiary WTCI, which provides long distance transport of video, voice and data traffic and other telecommunications services to telecommunications carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region. The PCS Ventures include Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships"), and PhillieCo Partners I, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast, Cox Communications, Inc. ("Cox") and TCI (collectively, the "Sprint PCS Partners"). The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI. TCI has a 30% interest as a partner in each of the Sprint PCS Partnerships and an approximate 35% interest as a partner in PhillieCo. As of December 31, 1997, TCI had a 28% equity interest (which represented a 41% voting interest) in the outstanding common stock of TCG. In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T in a stock for stock merger as more fully described above. As used herein, the terms "Sprint PCS" and "Sprint PCS Partnerships" include the consolidated subsidiaries of Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum").

         Domestic Wireless Telephony. Sprint PCS is a leading provider of wireless communications products and services in the United States. Sprint PCS believes that it is the largest broadband wireless PCS company in the United States in terms of total license coverage of "Pops." The term "Pops" refers to the population of a geographic area covered by a license or group of licenses and, as used here, is based on the Donnelley Marketing Service estimate of the December 31, 1995 population of a geographic area. At December 31, 1997, Sprint PCS owned 30 MHz PCS licenses for 30 markets covering 152 million Pops including, among others, the New York, San Francisco, Detroit, Dallas/Fort Worth and Boston/Providence Major Trading Areas ("MTAs").

         To increase its network Pop coverage, Sprint PCS has affiliated, and expects to continue to affiliate with, other PCS providers, including those in which Sprint PCS or affiliates of the Sprint PCS Partners have an interest. Pursuant to affiliation agreements, each affiliated PCS service provider will be included in the Sprint PCS national network and will use the Sprint(R) and Sprint PCSSM brand names (trademarks of Sprint Communications Company L.P.). Sprint PCS, together with other PCS licensees that have affiliated, or are expected to affiliate with Sprint PCS, will have licenses to provide service to the entire United States population (excluding certain United States territories).

         Sprint PCS has entered into affiliation agreements with American PCS, L.P. ("APC"), which operates a broadband PCS system in the Washington D.C./Baltimore MTA covering 8.3 million Pops, the nation's first commercially operational PCS system, and Cox Communications PCS, L.P. ("Cox PCS"), which operates a broadband PCS system in the Los Angeles/San Diego MTA covering 21.5 million Pops. As of December 31, 1997, Sprint PCS had a 49% limited partnership interest in Cox PCS and a 58% interest in APC. Effective January 1, 1998, Sprint PCS acquired the remaining 42% interest in APC which it did not already own and on February 3, 1998, Cox Pioneer Partnership notified Sprint PCS that it was exercising its put rights and would transfer 10.2% of the interest in Cox PCS to Sprint PCS, subject to FCC approval, which would give Sprint PCS a controlling interest in Cox PCS. Sprint PCS also expects to enter into an affiliation agreement with PhillieCo, which owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. (PhillieCo currently markets its products and services as Sprint PCS.) However, no assurance can be given that PhillieCo and Sprint PCS will enter into such an agreement.

         SprintCom, Inc. ("SprintCom"), an affiliate of Sprint, participated in the FCC's D and E Block PCS auctions for additional 10 MHz Basic Trading Area ("BTA") PCS licenses, and was awarded in April 1997 licenses for 139 BTAs covering approximately 70 million additional Pops, all of which are geographic areas not covered by Sprint PCS's PCS licenses or licenses owned by APC, Cox PCS and PhillieCo. SprintCom has indicated that it intends to market products and services as Sprint PCS when it offers commercial services. In accordance with certain agreements among the Sprint PCS Partners, SprintCom is required to offer to enter into an affiliation agreement with Sprint PCS with respect to such BTA licenses pursuant to which SprintCom's PCS systems in such areas would be included in Sprint PCS's national PCS network, although a final agreement has not yet been reached. In the interim, Sprint PCS has been providing buildout services in certain BTA markets where SprintCom was awarded PCS licenses and is being reimbursed by SprintCom for such services.

         Sprint PCS commenced initial commercial PCS operations late in the fourth quarter of 1996 and emerged from the development stage during the third quarter of 1997. As of February 15, 1998, Sprint PCS had launched service in 32 MTAs covering 133 metropolitan markets. Sprint PCS and its affiliates have more than one million customers. During 1997, Sprint PCS's emphasis and focus shifted from an initial network buildout process to network operations.

         Currently Sprint PCS uses a variety of distribution channels, including third-party retailers, Sprint PCS-owned retail stores, direct sales force and telemarketing. One of Sprint PCS's third party retailers, Radio Shack, accounted for more than 10% of Sprint PCS's operating revenues in 1997. Sprint PCS will continue to review and implement new distribution channels in the future as it determines the most effective combination of options.

         Sprint PCS's broadband PCS systems differ from traditional analog cellular telephone service principally in that PCS systems operate at a higher frequency band (1850-1900 MHz radio spectrum), have more spectrum allotted and have different license areas. Sprint PCS is implementing what it believes to be a state-of-the-art PCS network using a frequency management technology or "protocol" called Code Division Multiple Access ("CDMA"). The FCC has not mandated a universal digital protocol for PCS systems. Currently, various vendors have proposed three principal competing, incompatible protocols for use in PCS systems: CDMA, GSM and TDMA (IS-136). The GSM protocol is an updated, up-banded version of the TDMA-based protocol now in use in Europe. APC's PCS system uses the GSM protocol; however, APC expects to launch CDMA services on a commercial basis before the end of the first quarter of 1998. TDMA (IS-136) is an up-banded version of the TDMA-based digital cellular protocol now used by cellular operators in the U.S. CDMA is a first-generation technology that was commercially deployed in the United States in 1996. Sprint PCS selected the CDMA technology rather than the other technologies because it believes it will have increased subscriber capacity, higher quality of transmission and lower infrastructure and ongoing support costs.

         Handsets used for CDMA-based PCS systems are not automatically compatible with analog cellular systems or other digital systems (cellular or PCS) which utilize a different protocol (i.e., a non-CDMA protocol), and vice versa. However, Sprint PCS offers dual-mode, dual-band telephones, which enable Sprint PCS's customers with such handsets to make and receive calls on analog cellular systems in areas where Sprint PCS does not offer service. The FCC requires that all cellular, PCS, and enhanced specialized mobile radio licensees, including Sprint PCS, permit customers in good standing of other such providers with handsets technically compatible with the subject licensee's base stations to manually roam (i.e., make and receive calls after providing separate billing information to the service provider) on the subject licensee's network. In addition, subject to Sprint PCS entering into and implementing contracts with analog cellular providers and other CDMA PCS providers ("Roaming Partners"), Sprint PCS is able to offer automatic roaming (the ability to make and receive calls without providing separate billing information) to its own customers and to customers of its Roaming Partners who are traveling in or through Sprint PCS's service area. Customers typically pay higher rates while roaming outside of their home market.

         Sprint PCS has entered into roaming agreements with various analog cellular providers throughout the United States and Canada. Additionally, Sprint PCS has negotiated roaming arrangements with other CDMA PCS carriers who provide service in geographic areas not currently covered by the CDMA network of Sprint PCS and its affiliates. As a result, Sprint PCS customers who have dual-mode handsets capable of transmitting over cellular and CDMA PCS frequencies have the ability to roam automatically in areas where Sprint PCS service is not available and where there are roaming agreements.

         Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS Partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS Partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

         Additionally, the proposed budget for 1998 has not yet been approved by the Sprint PCS partnership board, although the board has authorized management to operate Sprint PCS in accordance with such budget. The Sprint PCS Partners may mutually agree to make additional capital contributions. However, the Sprint PCS Partners have no such obligation in the absence of an approved budget, and there can be no assurance the Sprint PCS Partners will reach such an agreement or approve the 1998 proposed budget. In addition, the failure by the Sprint PCS Partners to approve a business plan may impair the ability of Sprint PCS to obtain required financing. Failure to obtain any such additional financing or capital contributions from the Sprint PCS Partners could result in the delay or abandonment of Sprint PCS's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

         Furthermore, the fact that the proposed budget for Sprint PCS for fiscal 1998 has not yet been approved by the Sprint PCS partnership board has resulted in the occurrence of a "Deadlock Event" under the Sprint PCS partnership agreement as of January 1, 1998. Under the Sprint PCS partnership agreement, if one of the Sprint PCS Partners refers the budget issue to the chief executive officers of the corporate parents of the Sprint PCS Partners for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered, which may result in the purchase by one or more of the Sprint PCS Partners of the interests of the other Sprint PCS Partners, or, in certain circumstances, liquidation of Sprint PCS. Discussions among the Sprint PCS Partners about restructuring their interests in Sprint PCS in lieu of triggering such buy/sell procedures are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Sprint PCS.

         Domestic Wireline Telephony. The TCI Ventures Group's wireline telephony investments currently consist primarily of its interest in TCG. TCG, the largest CLEC in the United States as measured by route miles, offers comprehensive telecommunications services in major metropolitan markets nationwide. TCG competes with incumbent local exchange carriers ("ILECs") as "The Other Local Phone Company"(R) (a registered service mark of TCG) by providing high quality, integrated telecommunications services, primarily over fiber optic digital networks, to meet the voice, data, and video transmission needs of its customers. TCG's customers are principally telecommunications-intensive businesses, healthcare and educational institutions, governmental agencies, long distance carriers and resellers, Internet service providers, disaster recovery service providers, wireless communications companies and financial services companies. TCG believes that it offers these customers technologically advanced telecommunications services, as well as superior customer service, flexible pricing and vendor and route diversity. As of December 31, 1997, TCG operated high-capacity state-of-the-art digital networks in 65 metropolitan markets, including 19 of the 20 largest metropolitan areas. As of December 31, 1997, TCG's fiber optic networks spanned over 9,470 route miles, contained over 491,090 fiber miles and served approximately 13,510 buildings. As described above, TCG has entered into an agreement to be acquired by AT&T in a stock for stock merger.

         TCG introduced a general long distance service offering packaged with its existing local services in 22 metropolitan areas in September 1997. The service is being provided primarily through the resale of other carriers' services, although TCG provides long distance services over its own facilities wherever possible.

         TCG provides its customers with a comprehensive array of local and long distance telecommunications services, including basic local exchange telephone services, enhanced switched services, Internet services, national and international toll services, 800 services, dedicated services, high-speed switched data services, disaster avoidance services and video channel transmission services. Switched voice services offered by TCG primarily use high-capacity digital switches to route voice transmission anywhere on the public switched telephone network. TCG's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data and video transmission from point-to-point in multiple configurations. TCG provides its media industry customers with point-to-point, broadcast-quality video channels for video transmission between two or more locations, including video link services to major television networks as well as to other programmers. TCG also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services.

         TCG believes that it has historically benefited from its relationships with the corporate parents of the holders of its supervoting Class B Common Stock, TCI, Cox, Comcast, and, for periods prior to November 13, 1997, MediaOne of Delaware, Inc. (formerly Continental Cablevision, Inc.) (collectively, the "TCG Cable Stockholders"). TCG has the indefeasible right to use certain fiber optic and cable transmission facilities of each of the TCG Cable Stockholders for compensation based on the cost of construction of such facilities. Such arrangement was entered into between TCG and each of the TCG Cable Stockholders prior to TCG's initial public offering in June 1996. In connection with the execution of the merger agreement between AT&T and TCG, the TCG Cable Stockholders entered into certain amendments to such arrangements which provide, among other things, that, subject to certain exceptions, TCI (or the applicable other TCG Cable Stockholders) will be obligated to construct, or permit certain approved contractors to construct, additional fiber optic facilities for use by TCG on similar terms at TCG's request during a period ending on January 8, 2008. In addition, such arrangements, as so amended, place certain restrictions on the ability of TCI and the other TCG Cable Stockholders to transfer cable systems without causing the applicable owner of such cable systems following such transfer to remain subject to such obligation to construct, or permit certain approved contractors to construct, such additional fiber optic facilities.

         In February 1997, TCG acquired CERFnet Services Inc. ("CERFnet"), a dial-up and dedicated Internet access, World Wide Web hosting and co-location services, and Internet training), in exchange for approximately 2.1 million shares of TCG's Class A Common Stock. CERFnet operates an advanced nationwide backbone network, maintains state-of-the-art Internet server facilities and has established and maintains direct peering relationships with other Internet service providers. TCG has accelerated the expansion of CERFnet's services on a nationwide basis and has packaged CERFnet's Internet services with TCG's telecommunications services. As of December 31, 1997, TCG offered a variety of Internet services in 22 metropolitan areas.

         Effective as of March 1, 1997, TCG acquired Eastern TeleLogic Corporation ("Eastern") for approximately 2.8 million shares of TCG's Class A Common Stock. TCG also assumed $53 million in debt and loaned $115 million to Eastern, the proceeds of which were used by Eastern to redeem the stock held by certain minority shareholders. The acquisition of Eastern provided TCG with access to the Philadelphia market, the nation's fifth largest market, and allowed TCG to establish a contiguous network between Boston and Washington, D.C.

         In April 1997, TCG entered into a master communications services agreement with @Home to provide targeted co-location facilities and local telephone circuits for infrastructure and subscriber connectivity at promotional and standard pricing over a five-year term. The agreement provides @Home with the option to co-locate certain of its equipment in TCG premises in which event @Home will incur certain obligations to use TCG's services. The Internet services being or to be offered by @Home may compete with those being or to be offered by TCG through CERFnet.

         In October 1997, TCG acquired the remaining 50.1% equity interest in BizTel Communications, Inc. ("BizTel") not owned by TCG in exchange for the issuance of approximately 1.7 million shares of TCG's Class A Common Stock. TCG had previously acquired a 49.9% interest in BizTel in February 1996. BizTel holds FCC licenses to provide telecommunications services utilizing 38 GHz digital milliwave transmission in over 200 geographic areas, which include more than 95 of the 100 largest metropolitan markets and all markets where TCG operates. BizTel's 38 GHz milliwave services can be used by TCG to economically connect customers to TCG's fiber optic networks, to provide network redundancy, diverse routing or quick temporary installations and to provide stand-alone facilities where TCG does not have fiber optic networks.

         On November 26, 1997, TCG entered into an agreement to acquire ACC Corp. ("ACC"), a switch-based provider of telecommunications services to businesses, residential customers and educational institutions in the United States, Canada and the U.K., in a stock for stock merger. The total aggregate amount of consideration to be received by the ACC stockholders is expected to be approximately $1 billion, subject to adjustments to the merger exchange ratio in certain circumstances. The merger is subject to approval of the ACC stockholders and to a number of regulatory and other conditions and there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all.

         TCG has substantial business relationships with a few large customers, including major long distance carriers. During 1997, TCG's top 10 customers accounted for approximately 40% of TCG's total revenues. No customer accounted for more than 10% of such revenue during that period.

         In addition to TCG, the TCI Ventures Group's wireline telephony investments include a 50% partnership interest in KC Fiber, a CLEC serving the metropolitan area of Kansas City, Missouri. The other 50% interest in KC Fiber is owned by Kansas City Cable Partners, a partnership that owns and operates cable systems in the Kansas City area, in which the TCI Group holds a 50% interest. As described in more detail above, TCI and the other partner of KC Fiber have signed an agreement to sell the assets of KC Fiber to TCG for a purchase price of approximately $55 million (TCG will also be required to assume certain obligations). If consummated, TCI Ventures Group's share of such purchase price will be $20 million.

         The TCI Ventures Group also includes TCI's wholly-owned subsidiary, WTCI, a regional carrier of long-haul telecommunications services, providing primarily high-speed point-to-point private line and frame relay communications services on a wholesale basis capable of offering audio, video and data transmission to customers in a 12 state area in the northwestern region of the United States. WTCI has the capability to expand its service to include two additional states with minimal capital expenditures should its customer base dictate the need. WTCI's customers are principally long distance carriers and other telecommunications companies for whom WTCI primarily supplies digital point-to-point private line, frame relay and data transport services. WTCI's customers also include over 56 cable companies (including TCI) for whom WTCI provides primarily video analog transmission services. WTCI uses a diversified high-speed telecommunications network infrastructure, consisting primarily of its 16,000 route mile owned and operated digital microwave network, together with fiber transmission capacity leased by WTCI from other carriers. For the year ended December 31, 1997, WTCI's six largest customers accounted in the aggregate for approximately 55% of WTCI's consolidated gross revenue. WTCI's six largest customers' master service contracts all contain many service orders (in some cases in excess of 100 service orders) with remaining terms varying from 1 month to approximately 10 months.

         Competition.

         Domestic Wireless Telephony. There is substantial competition in the domestic wireless telecommunications industry, and Sprint PCS has stated its expectation that such competition will intensify as a result of the entrance of new competitors and the increasing pace of development of new technologies, products and services. Each of the markets in which Sprint PCS competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to Sprint PCS. Certain of Sprint PCS's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States. Sprint PCS also expects that existing analog wireless service providers will upgrade their systems and provide expanded and digital services to compete with Sprint PCS's PCS system. In addition, Sprint PCS will face competition from other current or developing technologies, such as paging, enhanced specialized mobile radio and satellite networks.

         Continuing technological advances in telecommunications and policies of the FCC that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum previously reserved for government use. It is possible that some portion of the spectrum that is reallocated or other available spectrum will be used to create new land-mobile services or to expand existing land-mobile services that may compete with Sprint PCS's service offerings.

         The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. Sprint PCS competes to attract and retain customers principally on the basis of services and features, the size and location of its service areas and pricing. Sprint PCS's ability to compete successfully also depends, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect Sprint PCS's operating margins.

         The cost to Sprint PCS of PCS handsets is not currently comparable with the cost to analog operators of analog cellular handsets. While Sprint PCS believes that its PCS handsets are competitively priced as compared to digital cellular handsets of comparable size, weight and features, cellular operators may frequently subsidize the sale of analog handset units at prices below those with which Sprint PCS can compete through its handset subsidies.

         Domestic Wireline Telephony. TCG operates in an increasingly competitive environment. Services substantially similar to those offered by TCG are also offered by the ILECs and other CLECs serving the metropolitan markets currently served or intended to be served by TCG. TCG believes that ILECs generally benefit from their long-standing relationships with their customers, substantial financial and technical resources, established ubiquitous networks and federal and state regulations that could provide them with increased pricing flexibility as competition increases. In addition, in most of the metropolitan areas in which TCG currently operates, at least one, and sometimes several, other CLECs offer substantially similar services at substantially similar prices to those of TCG. Other CLECs or ILECs entering new geographic markets, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end users may offer services similar to those offered by TCG. In addition, the current trend of business combinations and alliances in the telecommunications industry, including mergers between ILECs, between interexchange carriers ("IXCs") and international carriers and between CLECs and IXCs, also may create significant new competitors or may increase the competitiveness of TCG's existing competitors.

         To the extent TCG interconnects with and uses the ILECs' networks to service TCG's customers, TCG is dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of TCG's customers and to maintain its service standards. Although the 1996 Telecom Act imposes interconnection obligations on ILECs as described below, there can be no assurances that TCG will be able to obtain the services it requires at rates, and on terms and conditions that permit TCG to offer its services at rates that are both profitable and competitive.

         The 1996 Telecom Act is intended to increase competition in the local telecommunications business. The 1996 Telecom Act requires all local exchange providers, including TCG and new entrants, to interconnect with other carriers, and to offer their services for resale. In addition, ILECs are required to offer their retail services at wholesale rates for resale by competitors and to provide other carriers with access to their network facilities on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory. These requirements may facilitate entry by new competitors without substantial capital risk or investment. However, there can be no assurance that any rates or facilities offered by ILECs to TCG or other CLECs will be economically attractive or technically viable. While the FCC in 1996 established national rules governing the rates and other terms and conditions for the provision of facilities and services by the ILECs to TCG and other would-be competitors, many of the FCC's rules, including those governing rates, were overturned on appeal by the U.S. Court of Appeals for the Eighth Circuit. In January 1998, the Supreme Court agreed to review the Court of Appeals' rulings.

         TCG believes that the 1996 Telecom Act will provide it with increased business opportunities and potentially better margins by opening all local markets in urban areas to competition and by requiring ILECs to provide improved direct interconnection at lower cost. However, under certain circumstances, the FCC and state regulatory authorities permit the ILECs to lower selectively the price of certain services within the areas in which TCG operates. In addition, as a result of the FCC's access charge reform initiatives, ILECs are likely to obtain additional pricing flexibility with regard to services that compete with those offered by TCG. Further, some new entrants in the local market may price certain services to a particular customer or for a particular route below the prices charged by TCG for services to that customer or for that route, just as TCG may itself underprice those new entrants.

         In addition, under the 1996 Telecom Act, ILECs formerly subject to restrictions on the provision of cable television service and interLATA long distance services are no longer restricted from entry into these businesses, subject to certain requirements in the 1996 Telecom Act and rules and policies to be implemented by the FCC and the states. "InterLATA services" are telecommunications which originate in one and terminate in another local access and transport area. The 1996 Telecom Act requires RBOCs to comply with certain requirements, designed to open local markets to competition, as a precondition to the RBOCs' receipt of authority to provide interLATA long distance services within its home region. Legislation has been introduced in the Senate which if enacted would allow the RBOCs, beginning one year after the date of enactment, to provide interLATA services within their respective regions, irrespective of whether they have satisfied the entry requirements established in the 1996 Telecom Act. Moreover, while none of the RBOCs has as yet received the regulatory approval required under current law, several RBOCs (including SBC Communications and BellSouth) have filed appeals, which are currently pending before the U.S. Court of Appeals (D.C. Circuit), challenging the validity of decisions by the FCC denying the RBOCs' applications for authority to provide interLATA services in particular states within their respective regions. In addition, on December 31, 1997, the U.S. District Court for the Northern District of Texas issued a ruling which found the provisions of the 1996 Telecom Act which impose restrictions and conditions on RBOC provision of in-region interLATA services to be unconstitutional. On February 11, 1998, the District Court granted a temporary stay of its decision pending the resolution of appeals of the court's ruling filed by the government and various industry groups. Three of the RBOCs, Bell Atlantic, Ameritech and US West, have asked the FCC to grant relief, pursuant to Section 706 of the 1996 Telecom Act, which would allow them to construct and operate high-speed, packet-switched, broadband data networks, within as well as outside their home regions, without regard to present LATA boundaries and free from otherwise applicable access, unbundling and resale obligations and certain other regulatory requirements. Other RBOCs are expected to seek similar relief. An RBOC's receipt of authority to provide in-region interLATA services, as a result of the District Court's decision or through other judicial, legislative, or regulatory action, will enable the RBOCs to offer customers a full range of local and long distance telephone services. Given the market power the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services could further strengthen the RBOCs' already strong competitive positions.

         Similar competitive factors to those described above as affecting TCG affect KC Fiber.

         WTCI. WTCI faces growing competition from long distance carriers using fiber optic cable. Historically, the area served by WTCI was remote and sparsely populated and consequently fiber optic cable has only recently been laid in the region. However, during the last two to three years, the network has been twice overbuilt with fiber by other interexchange carriers. Additional overbuilds by various IXCs are currently underway and/or planned for the near term. Such fiber optic networks are expected to compete directly with WTCI's network for many of the same customers along a significant portion of the same routes. The recurring operating costs associated with maintaining WTCI's microwave network facilities are greater than those associated with a fiber optic network. Although WTCI has taken certain actions in response to such competition, such as developing more cost effective methods of conducting its business and new uses for its microwave facilities, there can be no assurance that such efforts will be successful.

         Government Regulation.

         Domestic Wireless Telephony. The FCC regulates the licensing, construction, operation, acquisition, resale and interconnection arrangements of domestic wireless telecommunications systems. The activities of wireless service providers are subject to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory agencies as well. The FCC, in conjunction with the Federal Aviation Administration (the "FAA"), also regulates tower marking and lighting, and FCC environmental rules may cause certain PCS network facilities to become subject to regulation under the National Environment Policy Act. Pursuant to the 1996 Telecom Act and the FCC's implementing regulations, all telecommunications carriers that provide interstate telecommunications service, including PCS, are required to contribute to the support of federal universal service programs. Sprint PCS is currently challenging the authority of the states to collect universal service contributions from PCS providers. In addition, the 1996 Telecom Act requires telecommunications services to be accessible to and usable by persons with disabilities, subject to certain exceptions. The FCC also has established rules regarding the provision of enhanced emergency (E-911) services and number portability by providers of wireless services, including PCS. Sprint PCS is currently evaluating potential technical solutions to provide enhanced 911 capabilities. If cost-effective solutions are not identified and implemented by the FCC's scheduled implementation date, Sprint PCS and other affected service providers may be subject to penalties imposed by the FCC.

         Under the 1996 Telecom Act, both the FCC and state public utility commissions regulate the terms of interconnection between broadband PCS networks and the networks of local exchange carriers. Pursuant to Section 332(c)(3) of the Communications Act, state and local governments generally are not permitted to regulate the entry and rates charged by any commercial mobile service, including PCS. States are not prohibited from regulating other terms and conditions for PCS and other commercial mobile services, so long as such regulations are consistent with the provisions of the Communications Act. In particular, state and local governments can manage public rights of way and require compensation for the use of such rights of way by telecommunications carriers, including PCS providers, so long as the compensation is fair and reasonable, imposed on a competitively neutral and non-discriminatory basis, and publicly disclosed by the governmental entity. Under the 1996 Telecom Act, states and localities cannot regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, the 1996 Telecom Act bars states and localities from using environmental effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

         The Communications Assistance for Law Enforcement Act of 1994 ("CALEA") requires all telecommunications carriers, including wireless carriers, as of October 25, 1998, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers and to access certain call-identifying information. Legislation is currently pending in Congress which if enacted would extend the date by which carriers must comply with the "capability requirements" of CALEA until October 1, 2000. Telecommunications industry standard-setting organizations recently agreed to a joint standard to implement CALEA's capability requirements. CALEA provides that in the absence of an FCC-prescribed standard, a telecommunications carrier meeting publicly announced technical requirements or standards adopted by an industry association or standard-setting organization shall be considered to be in compliance with the capability requirements of CALEA. Although Sprint PCS is able to offer traditional electronic surveillance capabilities to law enforcement, Sprint PCS has indicated that it will not be able to meet the requirements of the joint standard by October 25, 1998. In addition, the United States Department of Justice has objected that the industry joint standard is not sufficient to meet CALEA's capability requirements and has requested the inclusion of a so-called "punch list" of additional electronic surveillance capabilities. Government and industry representatives currently are engaged in an effort to resolve outstanding disputes with respect to the nature and scope of the obligations imposed on carriers under CALEA. Should a court determine that Sprint PCS has failed to meet its obligations under CALEA, Sprint PCS could be assessed a civil penalty of up to $10,000 per day for each day it remains in violation after issuance of an enforcement order or after such date as the court may specify.

         FCC licenses to provide PCS services are subject to renewal and revocation. Sprint PCS's existing PCS licenses will expire in 2005, but Sprint PCS has indicated that it expects that such licenses will be renewed by the FCC. Under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are received, a renewal application will be subject to a comparative renewal proceeding. In such proceedings, the applicant licensee will receive the benefit of a "renewal expectancy" if it has provided "substantial" service and substantially complied with all requirements of the Communications Act,as amended by the 1996 Telecom Act, and other applicable FCC rules and policies. FCC rules require all A and B Block PCS licensees to meet certain requirements including, without limitation, coverage to one-third of the population of their service area(s) within the first five years and to two-thirds of the population within the first ten years of the award of a license. Violations of applicable Communications Act requirements or FCC rules could result in revocation, non-renewal, fines or forfeiture of Sprint PCS's licenses. As of December 31, 1997, Sprint PCS had already exceeded the FCC's 5-year coverage requirements in 85% of its licensed services areas.

         The Communications Act restricts foreign investment in and ownership of certain FCC radio licensees, including PCS licensees. Non-United States citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own more than 20% of a common carrier licensee directly or more than 25% of the parent of a common carrier licensee. The FCC has the authority to permit the parent of a licensee to exceed the 25% benchmark for indirect foreign investment, but lacks the authority to permit a licensee itself to exceed the 20% statutory limit on direct foreign ownership. In November 1997, as a result of a multi-lateral agreement negotiated under the auspices of the World Trade Organization ("WTO"), the FCC adopted an order establishing new rules and policies implementing U.S. commitments to allow up to 100% indirect foreign ownership of common carrier licensees in appropriate circumstances. Under the new rules, licensees seeking to accept indirect foreign investment above the 25% benchmark from WTO member countries will no longer be required to demonstrate that the investor's home market offers effective competitive opportunities to U.S. firms. If an entity fails to comply with the foreign ownership requirements, the FCC may order the entity to divest alien ownership to bring the entity into compliance with the Communications Act. Other potential sanctions include fines, a denial of renewal, or revocation of the license. As an affiliate of Sprint Corporation, Sprint PCS is permitted, pursuant to a 1996 FCC decision, to have a foreign ownership level of up to 35%. On March 13, 1997, the Sprint PCS Partners filed a petition with the FCC seeking clarification regarding the application of the foreign ownership restrictions to Sprint PCS and PhillieCo.

         Media reports have suggested that radio frequency ("RF") emissions from wireless telephones or facilities might be linked to certain forms of cancer or other health problems. Concerns over the potential health effects of RF emissions may have the effect of discouraging the use of wireless telephones and other wireless communications services, including PCS, and could lead to the imposition of additional governmental regulations on PCS. In August 1996, the FCC adopted revised guidelines and methods for evaluating the environmental effects of RF transmitters, including cellular and PCS antennas and telephones. The new rules generally are more stringent than the requirements in effect for cellular operations and for PCS prior to the FCC's action. The owners of wireless facilities and manufacturers of wireless telephones are responsible for compliance with the new requirements.

         PCS licensees may use common carrier point-to-point microwave and traditional landline facilities to connect cell sites and to link them to their respective main switching offices. The FCC separately licenses these microwave facilities, as well as the microwave transmission facilities of WTCI, and regulates the technical parameters and service requirements of these facilities. For a description of other regulatory issues applicable to WTCI, see "-Domestic Wireline Telephony" below.

         Domestic Wireline Telephony. TCG and KC Fiber are subject to extensive regulation at the federal, state, and local level. In most states, TCG is subject to certification and tariff filing requirements with respect to intrastate services. Under the 1996 Telecom Act, states retain authority to impose on TCG and other telecommunications carriers requirements to preserve universal service, protect public safety, ensure quality of service and protect consumers. In addition, state and local governments are permitted to manage public rights of way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, so long as the compensation required is publicly disclosed by the governmental entity. States also are responsible under the 1996 Telecom Act for mediating and arbitrating interconnection arrangements between CLECs and ILECs if the carriers fail to agree on such arrangements.

         TCG and KC Fiber are permitted, but not required, to file tariffs for interstate access services with the FCC pursuant to streamlined tariff rules that are less restrictive than those imposed on ILECs offering similar services. TCG and KC Fiber currently are required to file tariffs for any domestic interstate inter-exchange service which they provide. Tariffs filed with the FCC must contain the rates, terms and conditions under which service is generally available from TCG. An October 1996 FCC ruling would have eliminated the federal tariff requirement for domestic interstate, interexchange services as of September 22, 1997, but such order has been temporarily stayed pending judicial review, and a number of parties have filed petitions with the FCC seeking reconsideration of the FCC's decision. On June 19, 1997, the FCC adopted an Order that permits CLECs to voluntarily withdraw their FCC tariffs for interstate access services. TCG has not decided whether to withdraw its interstate access tariffs. The FCC is currently considering whether to require that competitive local exchange carriers like TCG withdraw such tariffs. While TCG cannot predict what decision the FCC will reach in this further inquiry, were the FCC to require the withdrawal of TCG's tariffs and replacement of those tariffs with contractual arrangements, TCG could incur substantial legal and administrative expense. TCG must offer its interstate services on a nondiscriminatory basis, at just and reasonable rates and subject to the complaint provisions of the Communications Act. TCG is not subject to rate of return or price cap regulation by the FCC and may install and operate digital facilities for the transmission of interstate communications without prior FCC authorization.

         Under the 1996 Telecom Act, TCG is subject to certain federal statutory and regulatory obligations when it provides local exchange service in a market. All local exchange carriers, including CLECs, must interconnect with other carriers, make their services available for resale by other carriers, provide non-discriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. Pursuant to orders issued by the FCC, all ILECs and CLECs are required to begin phased deployment of a long-term service provider portability method in the 100 largest MTAs no later than October 1, 1997, and to complete deployment in those MTAs by December 31, 1998 for all MTAs in which another carrier has made a specific request for the provision of portability. After December 31, 1998, each ILEC and CLEC must make number portability available within specific time frames after receiving a specific request by another telecommunications carrier. The FCC is currently considering several requests for extension of the current implementation deadlines. Until long-term service portability is available, ILECs and CLECs must provide interim versions of number portability as soon as reasonably possible after a specific request from another carrier. TCG believes that implementation of the FCC's orders should enhance the ability of TCG to offer service in competition with the ILECs, but it is uncertain how effective the rules and policies adopted by the FCC will be in promoting number portability. In particular, the FCC's orders do not address how the costs of implementing long-term service portability, which could be substantial, will be recovered.

         The 1996 Telecom Act also requires all telecommunications carriers to ensure that their services are accessible to and usable by persons with disabilities, and TCG and other CLECs are required to contribute to the support of the significantly expanded universal service programs provided for in the 1996 Telecom Act. In addition, the 1996 Telecom Act allows states to adopt universal service rules, so long as they are not inconsistent with the federal program. TCG may also be able to receive funds from universal service programs if TCG provides services to schools and libraries. Several parties have filed appeals challenging the FCC's universal service rules.

         Under the 1996 Telecom Act, ILECs have certain additional duties, including the duty to (i) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself, (ii) provide unbundled access to network elements at any technically feasible point, and (iii) offer retail services at wholesale prices for resale by competitors. In August 1996, the FCC released several orders (the "Interconnection Orders") establishing new policies and rules implementing the local interconnection and access provisions of the 1996 Telecom Act. However, the U.S. Court of Appeals for the Eighth Circuit subsequently overturned a number of the rules adopted by the FCC, including the pricing rules and "pick and choose" rule established in one of the FCC's orders, which would have allowed CLECs to receive the benefit of the most favorable provisions contained in an ILEC's agreements with other carriers. While certain FCC rules applicable to commercial mobile radio service remain unaffected by the Court of Appeals' decision, the court's order substantially limits the FCC's role in implementing and enforcing the interconnection and access provisions of the 1996 Telecom Act with respect to wireline carriers such as TCG. As a result of the Court of Appeals' ruling, a number of significant issues affecting the terms and conditions under which TCG and other CLECs obtain interconnection and access to ILEC facilities and services will be resolved on a state-by-state basis by state public utility commissions, whose decisions may then be subject to review by federal and/or state courts. In January 1998, the Supreme Court agreed to review the Court of Appeals' rulings. In addition, orders issued by the FCC in December 1996 and May 1997 grant increased pricing flexibility to ILECs competing with TCG and other new entrants in the provision of interstate access, and contemplate further flexibility as access competition continues to develop. The FCC's May 1997 access charge order is the subject of appeals which are currently pending before the U.S. Court of Appeals for the Eighth Circuit.

         Various ILECs have urged the FCC to require Internet service providers to pay the same rates that interexchange carriers pay for access to public switched telephone exchanges. Although this position was rejected by the FCC in its May 7, 1997 access charge order, certain ILECs have also taken the position that they will not pay the reciprocal compensation normally associated with a local call to CLECs with respect to telephone services from the ILEC's customer to an Internet service provider served by a CLEC, on the grounds that such calls are exchange access calls rather than local calls. TCG believes these positions are contrary to the 1996 Telecom Act and every state commission which has so far considered the issue has declared that ILECs should pay CLECs reciprocal compensation for the Internet traffic. However, no prediction can be made as to whether the ILECs ultimately will be successful in asserting their positions. If state commissions, the FCC or courts were to reach final decisions which found in favor of the ILECs, such decisions could result in a material adverse effect on TCG, both as an Internet service provider itself and as a provider of TCG local exchange services to other Internet service providers.

         The 1996 Telecom Act contains other provisions potentially affecting TCG's business that may be subject to FCC rulemaking and judicial interpretation, including a provision that limits the ability of a cable television operator and its affiliates to acquire more than a 10% financial interest or any management interest in a local exchange carrier which provides telephone exchange service in such cable operator's franchise area. This provision does not affect acquisitions made prior to enactment of the 1996 Telecom Act. TCG and TCI's other wireline activities also will be subject to certain requirements of CALEA described above under "-Domestic Wireless Telephony."

         In providing interstate transmission services to its non-carrier customers, WTCI is subject to the streamlined tariffing and other requirements applicable to "nondominant carriers" under the current federal regulatory regime. WTCI's provision of intrastate transmission services may also be subject to regulatory requirements at the state level, similar to those described above with respect to TCG. In addition, WTCI's placement of facilities is subject to applicable state and local laws and regulations.

         Diversified Satellite Communications.

         UVSG provides satellite-delivered video, audio, data and program promotion services to cable television systems, DTH satellite dish users, radio stations and private network users primarily throughout North America, and software development and systems integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. UVSG operates the following related satellite transmission businesses: (i) Prevue Networks, Inc., a wholly-owned subsidiary that develops and distributes on-screen television program promotion and guide services, including Prevue Channel, the leading electronic programming guide in the North American market, (ii) Superstar Satellite Entertainment, a division that markets and distributes programming to C-Band DTH satellite dish owners in North America through Superstar/Netlink (as more fully described under "Liberty Media Group--Programming Services--Broadcasting and Satellite"); (iii) UVTV, a division that markets and distributes three superstations, including WGN, primarily to cable operators and to packagers and marketers of programs to the home satellite dish industry, including Superstar/Netlink and (iv) SpaceCom Systems, Inc., a wholly-owned subsidiary that provides audio and data satellite transmission services to the paging industry and others. UVSG also has a 70% interest in SSDS, Inc., which provides information technology consulting, integration and software development services to large organizations with complex computer needs. In January 1998, UVSG and Gemstar International Group Limited announced plans to form Interactive Prevue Guide Inc. ("IPG"), a joint venture that would be majority owned by UVSG and the focus of which would be the marketing of a portfolio of intellectual property, technology and data services for interactive program guides to multichannel video service providers. In addition, as described in more detail above, in February 1998, UVSG announced that it had agreed to acquire Liberty Media Group's 40% interest in Superstar/Netlink, subject to the negotiation of definitive agreements and the satisfaction of other conditions.

         The TCI Group has agreements with UVSG for the carriage of UVSG's Prevue Networks and superstation programming on certain of the cable systems attributed to the TCI Group and for UVSG's subscriber management services, and UVSG purchases programming from companies attributed to the Liberty Media Group. Many of these contracts were entered into prior to the Company's acquisition of an equity interest in UVSG. In addition, if and when IPG is formed, the TCI Group is expected to enter into a 10-year affiliation agreement with IPG for the deployment of interactive program guides in its digital cable customers' homes.

         Competition. Each of the businesses in which UVSG operates is highly competitive. In general, UVSG faces competition from numerous other companies offering video, audio, data, and program promotion and guide services, as well as from companies offering alternative products and services that perform similar functions. UVSG's Prevue products compete with printed program guides and other on-screen program guides. UVSG anticipates that its Prevue Networks subsidiary and IPG (if and when it is formed) will face competition from a number of other companies that are attempting to develop viable interactive television technologies which may be accessed through cable television systems or otherwise. UVSG's UVTV division, which markets and distributes superstations WGN, WPIX and KTLA, as well as other services, faces competition from over 100 cable network suppliers, including other superstations, for limited channel capacity on cable television systems. For a description of the competition faced by UVSG's Superstar Satellite Entertainment division, operating through Superstar/Netlink, see "Liberty Media Group--Programming Services--Competition--Programming Companies" above.

         Government Regulation. As described previously, the satellite transmission, cable and telecommunications industries are subject to federal regulation, including FCC licensing and tariff requirements, and the cable and telecommunications industries are also subject to extensive regulation by local and/or state authorities. While most cable and telecommunications industry regulations do not apply directly to UVSG, they have a significant effect on programming distributors, the primary customers for UVSG's products and services.

         Under the "cable compulsory license" provisions of the Copyright Act, programming distributors are required to pay copyright fees that arise from their reception and retransmission of satellite-transmitted television broadcasts such as WGN and other superstations. These provisions also grant an exemption which allows UVTV and other "passive carriers" to transmit and market superstations without agreements with, or copyright payments to, the broadcast station transmitted.

         The SHV Act provides for a "home satellite dish compulsory copyright license" for the retransmission of network and superstation signals and programming directly to subscribers with a home satellite dish. The SHV Act extended the home satellite dish compulsory license through the end of 1999. Under the terms of the SHV Act, satellite carriers, such as UVTV, are responsible for paying compulsory copyright fees to the Copyright Office for the sale of superstation signals. The Librarian of Congress recently approved a significant increase in such fees, effective January 1, 1998. Several bills have been introduced in Congress which, if enacted, would suspend application of the rate increase pending a review by the FCC of its effect on the ability of satellite carriers to compete in the multichannel video market. The rate increase is also the subject of an appeal which is currently pending before the U.S. Court of Appeals for the D.C. Circuit. See "Liberty Media Group--Programming Services--Regulation-Programming Companies-Copyright
Regulations."

         Legislation has been introduced from time to time to repeal the cable compulsory license provision, although no such legislation has been passed by Congress. Legislation is currently pending in Congress to reform the satellite compulsory license. At Congress' request, the Copyright Office conducted a review of compulsory licensing for both the cable and satellite industries and issued its report and legislative proposals to Congress on August 1, 1997. Among other things, the Copyright Office's report suggests that Congress further study whether the passive carrier exemption should continue to apply to satellite carriers, such as UVTV, in cases where the carrier is retransmitting a signal on which national advertising has been substituted by the broadcaster for the local advertising on the over-the-air signal.

         The 1992 Cable Act, which established substantial rate regulation for certain services and equipment provided by most cable television systems in the United States, includes provisions which may impair UVSG's ability to offer competitive rates and volume discounts on certain of its products and services and may affect the rates charged by UVSG to home satellite dish programming packagers and other programming distributors. For example, the FCC's "program access" rules prohibit certain satellite programmers which are "affiliated" (under the FCC's affiliation rules) with certain types of programming distributors (such as cable operators) from, among other things: (i) discriminating in prices, terms, or conditions between various programming distributors; and (ii) entering into agreements with certain programming distributors which provide for exclusivity, except in limited circumstances. To the extent UVSG's programming is deemed to be affiliated with programming distributors covered by these rules, such programming is also subject to these pricing and marketing limitations. For a more detailed discussion of these regulations, see "Liberty Media Group--Programming Services--Regulation--Programming Companies--Regulation of Program Licensing."

         Internet Services.

         The TCI Ventures Group's primary Internet service asset is its investment in @Home, a provider of Internet services over the cable television infrastructure to consumers and businesses. @Home was founded by the Company and Kleiner, Perkins, Caufield & Byers ("KPCB"), a venture capital firm, in March 1995. In August 1996, Comcast and Cox became investors in @Home; in April 1997, Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw"), two of the leading cable operators in Canada, became investors in @Home. On July 11, 1997, @Home consummated its initial public offering in which it received net cash proceeds of approximately $100 million for shares of Series A Common Stock of @Home representing at that time approximately 8% of @Home's common equity. The Series A Common Stock of @Home has one vote per share, whereas @Home's Series B Common Stock, which is owned by the Company, has ten votes per share.

         In October 1997, @Home entered into an exclusive distribution arrangement with CSC as described below and issued to CSC warrants to purchase an aggregate of 10,946,936 shares of @Home's Series A Common Stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 of such shares are immediately exercisable, subject to the receipt of all necessary governmental consents or approvals, and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. For a description of the TCI Group's agreement to transfer such systems to CSC, see "General Development of Business." Following the exercise of all of CSC's warrants, the Company's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively.

         @Home began commercial operation of the @Home service in September 1996 and currently offers two Internet services: @Home for residential consumers and @Work for businesses. @Home's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modem to a new high-speed network developed and managed by @Home. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber-coaxial cable ("HFC") plant at peak data transmission speeds up to 300 times faster than typical dial-up connections, "always on" availability and rich multimedia programming through an intuitive graphical user interface. The technology foundation of the @Home Experience is @Home's scaleable, distributed, intelligent network architecture (the "@Network"), a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management, enhancing @Home's ability to address performance bottlenecks before they affect the user experience. The content foundation of the @Home Experience is provided by @Home's @Media group, which aggregates content, sells advertising to businesses and will provide premium services to @Home subscribers. For businesses, @Home's @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and leased digital telecommunications lines. By combining the @Network's distributed architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications.

         @Home has entered into distribution arrangements for the @Home service with eight leading cable companies in North America: TCI, Comcast, Cox, Rogers, Shaw, Marcus Cable Operating Company, L.P., InterMedia Partners IV L.P. and CSC. Such cable companies operate cable systems which pass approximately 50 million homes in North America. @Home believes that as of December 31, 1997, approximately 4.5 million of these homes were passed by upgraded two-way HFC plant. Although there are no contractual obligations relating to the schedule for upgrading their cable systems, TCI, Comcast, Cox and CSC (the "@Home Cable Partners") have agreed, subject to certain exceptions, that @Home will be their exclusive provider of high-speed residential consumer Internet access services during the period ending June 4, 2002. (The TCI entity which is the distributor of the @Home services is a member of the TCI Group, and the assets and business of such entity are included in the TCI Group.) In March 1997, @Home entered into exclusive arrangements for the distribution of its @Home service in Canada through Rogers and Shaw, two of the leading cable system operators in Canada. Rogers and Shaw have the right to redistribute the @Home service to other cable system operators in Canada.

         Transmission of the @Home service over cable is dependent on the availability of high speed two-way HFC infrastructure. Although they are not contractually obligated to upgrade their cable systems, @Home believes that the @Home Cable Partners will complete the upgrade to two-way HFC of a majority of the homes passed in their cable systems within five years. However, cable system operators have limited experience with these upgrades, and there can be no assurance that the necessary upgrades will be completed according to such schedule or at all.

         As of December 31, 1997, @Home had launched the @Home service in portions of 21 cities and communities in the United States and Canada and had approximately 50,000 cable modem subscribers across North America. As of December 31, 1997, @Work had over 300 installed accounts, and the @Work service was available in 14 metropolitan markets including Chicago, Los Angeles, New York, Orange County, San Diego, San Francisco, Seattle, and Washington, DC. In order to accelerate deployment of @Home and @Work services into major metropolitan areas, @Home has established a strategic relationship with TCG, the country's largest CLEC, to provide co-location facilities and local telephone circuits for infrastructure and subscriber connectivity.

         In February 1998, NDTC, on behalf of TCI, entered into a Memorandum of Understanding with @Home pursuant to which @Home agreed to develop software and provide integration services for TCI's advanced set-top devices that will deliver both digital television and data services. The Memorandum of Understanding contemplates that @Home will supply e-mail accounts for these devices and will provide connectivity, geographically dispersed mail servers, and overall system management for TCI's e-mail services. @Home would also work with NDTC on the overall software integration related to TCI's advanced digital set-top devices, ensuring that application frameworks are consistent with conditions and specifications currently outlined by CableLabs' OpenCable(TM) initiative. Consummation of the transactions contemplated by the Memorandum of Understanding is subject to the negotiation of a definitive agreement and other conditions and there can be no assurance such transactions will be consummated.

         Competition. The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. @Home's most direct competitors in these markets are Internet service providers ("ISPs"), national long distance carriers and local exchange carriers, wireless service providers, online service providers ("OSPs") and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of @Home's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Asymmetric Digital Subscriber Line ("ADSL"). In January 1998, Compaq Computer Corporation, Intel Corporation, Microsoft Corporation, other technology companies and numerous telecommunications providers announced an initiative to develop a simplified version of ADSL that reduces the complexity and expense of installing the service. This initiative may accelerate the deployment of ADSL services. @Home also competes with other cable-based data services that are seeking to contract with cable system operators to bring their services into geographic areas that are not covered by an exclusive relationship with @Home. The bases of competition in these markets include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition, operating experience and revenue sharing. Many of @Home's competitors and potential competitors have substantially greater resources than @Home.

         Government Regulation. The law relating to liability of OSPs and ISPs for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose liability for defamatory speech and infringement of copyrights. Some courts have held OSPs/ISPs liable for the copyright infringement of others accomplished using the OSP/ISP's facility, while other courts have held that such providers would be liable only upon taking affirmative steps in furtherance of the infringement. Because materials are downloaded and redistributed by subscribers and cached or replicated by @Home in connection with @Home's offering of its services, there is a possibility that claims may be made against @Home or the @Home Cable Partners under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. Such types of claims have been brought, and sometimes successfully pressed, against OSPs in the past. In particular, copyright and trademark laws are evolving both domestically and internationally, and there is uncertainty concerning how broadly the rights afforded under these laws will be applied to online environments. Various legislative proposals addressing copyright liability for OSPs/ISPs have been introduced in Congress, which may be considered in conjunction with Congress's consideration of legislation to implement the World Intellectual Property Organization ("WIPO") Copyright Treaty. While the U.S. Supreme Court has declared unconstitutional the provision in the 1996 Telecom Act which prohibited the use of an interactive computer service to knowingly transmit "indecent" and "patently offensive" communications to minors (i.e., any recipient under 18 years of age), the Court upheld the Act's prohibition on the knowing transmission of "obscene" communications to minors. Thus an OSP or ISP may still be liable under the Act if it knowingly permits, and intends for, a telecommunications facility under its control to be used for the transmission of "obscene" material to minors. In addition, legislation has been introduced in the Senate which, if enacted, would prohibit the commercial distribution on the World Wide Web to persons under 17 years of age of sexually oriented material which is deemed "harmful to minors."

         Although @Home's services are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect @Home's pricing and/or ability to successfully market its services. For example, regulation of cable television rates may affect the speed at which cable operators who have agreed or will agree in the future to provide the @Home service will be able to upgrade their cable systems as necessary to carry @Home's services. Similarly, enactment of proposed privacy legislation currently pending in Congress, which would restrict the use of subscriber information by interactive computer services for marketing and other purposes, could adversely affect the marketing of @Home's services as well as its revenue from advertising. In addition, the FCC is currently considering requests by Bell Atlantic, Ameritch and US West for relief pursuant to Section 706 of the 1996 Telecom Act from various restrictions and regulatory requirements which currently serve to inhibit the RBOCs' provision of Internet services. Other RBOCs are expected to pursue relief similar to that proposed in the pending RBOC petitions, which seek authority to provide high-speed, packet-switched data services, including Internet access and related services, without regard to LATA boundaries and free from otherwise applicable access, unbundling and resale obligations and certain other regulatory requirements. The FCC also is considering a separate request which if approved would provide all ILECs with significant relief from existing access, unbundling, pricing and cost recovery rules and policies, in order to encourage the deployment and operation of the ILECs of high-capacity, packet-switched networks and other advanced telecommunications facilities and related services, including Internet access services.

         The @Home Cable Partners have advised @Home that their local cable operators typically have elected to classify the provision of all or some of the @Home services as "additional cable services" under their respective local franchise agreements, and to pay franchise fees in accordance therewith. Local franchise authorities may attempt to subject cable systems to higher or other franchise fees or taxes or otherwise seek to require cable operators to obtain additional franchises, in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it will be difficult or impossible for @Home or such cable operators to operate under a unified set of franchise requirements. Legislation has been introduced in Congress which if enacted would impose a moratorium limiting the ability of state and local governments to impose taxes on Internet services or the use thereof for a specified period pending the formulation and submission to Congress by the President of recommendations concerning appropriate parameters for state and local taxation of such services. However, state and local authorities have expressed strong opposition to such legislation, and there remains the possibility that the @Home services may be subject to potentially burdensome taxes or other assessments in a multitude of state and local jurisdictions. It is also possible that governmental authorities may attempt to classify @Home in some other manner (e.g., as a common carrier-type service or information service) and impose additional potentially burdensome regulatory requirements on @Home, the @Home Cable Partners, or other cable operators carrying the @Home services.

         Other Assets.

         In addition to the ventures and businesses mentioned above, other assets of the Company attributed to the TCI Ventures Group include (i) NDTC, a wholly-owned subsidiary of TCI, which provides digital compression and authorization services to programming suppliers and to video distribution outlets and (ii) ETC, a wholly-owned subsidiary of TCI that develops and distributes for-profit education, training and communication services and products.

         NDTC provides a wide range of analog and digital television services, including the digital compression of television and multimedia programming, satellite uplinking, transponder management, primary origination, production, and post-production services, and the encryption and authorization of transmitted signals, primarily to television programming suppliers and satellite distributors (the "Video Services"). Using a combination of these capabilities, NDTC also supplies a package of television programming signal transport and addressable set-top authorization services directly to cable systems; such service is known as NDTC's Headend-in-the-Sky service or "HITS." NDTC launched its HITS programming line-up in September 1997, initiating the broadcast of approximately 130 channels of digital video programming and approximately 40 channels of digital music, which are accessible by cable operators who subscribe to the HITS service. NDTC is currently providing the HITS service to TCI and has contracts to provide service to certain additional cable operators. NDTC is also currently conducting negotiations with many other operators.

         NDTC derives a substantial portion of its revenue from companies that are affiliated with TCI. For the year ended December 31, 1997, revenue from services provided to TCI (including its consolidated subsidiaries, but not other affiliates) was $39 million, or approximately 41% of NDTC's total revenue for 1997. NDTC has been, and intends to continue, seeking to expand its customer base to increase the number of unaffiliated customers over time.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators, including HITS' affiliates, that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of digital set-top devices.

         Also in December 1997, NDTC entered into a memorandum of understanding (the "GI MOU") with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately
21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a services agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, the transactions related to the GI MOU are not consummated or if GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         NDTC's Video Services, specifically the transmission, production and post-production services, are highly competitive. There are a number of well-established competitors located on both the east and west coasts to both NDTC's uplinking and satellite transmission services and its production and post-production services, many of which competitors have been in existence significantly longer than NDTC and may have an established customer base. NDTC's HITS authorization and transport services compete with locally operated authorization controllers, purchased from the same vendor that supplies set-top terminals to cable operators, and with programmers who provide their own digital signal transport. There can be no assurance that the HITS service will achieve significant market penetration beyond the TCI affiliated companies.

         While NDTC's Video Services and other services offered by NDTC are not directly regulated, the NDTC uplink facilities are operated pursuant to FCC licenses and subject to applicable FCC rules, including but not limited to the FCC's environmental rules, which, among other things, establish limits on human exposure to RF radiation emanating from FCC-licensed facilities. Failure to comply with applicable FCC rules could result in fines, denial of renewal, or revocation of the relevant license(s).

         ETC's current investments include interests in : (i) CareerTrack, Inc., a training company which is a leader in the development, marketing and production of business and educational seminars and related publications targeting mid-level corporate managers; (ii) National School Conference Institute, Inc., a training company which is a leading provider of public seminars and satellite-delivered staff development programming for educators;
(iii) The Lightspan Partnership, Inc., a venture capital-financed, start-up company which develops and markets innovative, curriculum-based, interactive reading, language arts and mathematics programming for K-6 schools; and (v) Academic Systems Corporation, a venture capital-financed, start-up company which provides multimedia instructional materials for higher education. ETC also holds a 100% interest in Ingenius(TM), a general partnership formed to develop and distribute interactive multimedia current events programming. Ingenius(TM) is in the process of winding down most of its lines of business and is offering for sale substantially all of its remaining assets, which consist primarily of intellectual property.

         As described in more detail above, in September 1997, the Company announced that it and ETC entered into a letter of intent with Knowledge Universe which contemplates that TCI, through ETC, will become a partner of Knowledge Universe in a new venture in which Knowledge Universe would make a substantial investment and to which ETC would contribute a significant portion of its assets. Although the letter of intent has expired, the parties continue to discuss the transactions contemplated by it. In contemplation of the proposed restructuring of ETC's assets, in November 1997, TCI (through a wholly-owned subsidiary) purchased the approximately 20% of the common stock of ETC formerly held by certain members of ETC's management, and ETC is now wholly-owned by TCI.

         In September 1997, the primary assets of TCI SUMMITrak, L.L.C., a development-stage, customer management system, the assets of which were attributed to the TCI Ventures Group, were sold to CSG Systems, Inc. ("CSG"). In the transaction, the TCI Ventures Group received $106 million in cash, the right to contingent consideration of up to $12 million in cash and warrants to purchase up to 1.5 million shares of CSG stock at $24 per share, once certain numbers of TCI affiliated subscribers are being processed on a CSG billing system. Under certain circumstances, TCI may also be eligible to receive certain other contingent royalties. In connection with the sale of such assets, the TCI Group committed to purchase billing services from CSG pursuant to three successive five-year agreements. The assets remaining in TCI SMTRK, LLC after such sale were transferred to TCIC, a member of the TCI Group, in exchange for a $19 million reduction of the intercompany amount owed by TCI Ventures Group to TCI Group.

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

         At December 31, 1997, the Company had approximately 37,000 employees, the majority of which are employees of TCIC.

         (d) Financial Information about Foreign & Domestic Operations and Export Sales

         The Company has neither material foreign operations nor export sales.

Item 2.  Properties.

         The Company leases its executive offices in a suburb of Denver, Colorado, and leases most of its regional and local operating offices. The Company owns many of its head-end and antenna sites. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

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

         A settlement was reached in this action, for which final approval was granted on January 7, 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. The Company is awaiting receipt of final documentation for the court order. This case will not be reported on in the future.

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

         A settlement was reached in this action, for which final approval was granted on January 7, 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. The Company is awaiting receipt of final documentation for the court order. This case will not be reported on in the future.

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

         Turner Broadcasting Systems, Inc. Shareholder Litigation. Following the announcement of the proposed merger (the "TBS-Time Warner Merger") between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. On November 1, 1995, plaintiffs in thirteen of the cases filed a second amended class action Complaint in what will be a consolidated action styled Lewis v. TBS, Inc. C.A. No. B-41500 (the "Lewis Action"). The defendants include, among others, Tele-Communications, Inc., John Malone, Peter Barton and Fred Vierra. The claims and defendants in the actions other than the Lewis Action are substantially the same as set forth in the second amended complaint in the Lewis Action. Plaintiffs allege in the second amended complaint in the Lewis Action that defendants have injured the public stockholders of TBS in conjunction with the TBS-Time Warner Merger proposal by
(a) misrepresenting the extent to which defendants Time Warner, TCI, John Malone and R.E. Turner ("Turner") have acted for their own benefit and not for the benefit of TBS or its stockholders, (b) failing to adequately disclose the full nature and value of special considerations granted to TCI and Turner in connection with the TBS-Time Warner Merger proposal, (c) failing to engage in arms' length bargaining or give any consideration to maximizing TBS stockholder value, (d) proposing to provide the public holders of TBS stock with unfair consideration in the TBS-Time Warner Merger, and (e) seeking to entrench certain of the TBS officers and directors. Plaintiffs in the Lewis Action seek to enjoin the consummation of the TBS-Time Warner Merger, enjoin the transfer of any assets to TCI in connection with the TBS-Time Warner Merger, or to rescind the TBS-Time Warner Merger or transfer of assets if such acts are consummated. Plaintiffs also seek unspecified compensatory and punitive damages. The TBS-Time Warner merger was consummated on October 10, 1996. On December 20, 1996, the Georgia State Court dismissed the plaintiffs third amended complaint in the Lewis Action. Plaintiffs have stated their intention to appeal the dismissal order and filed a fourth amended complaint on January 16, 1997. On July 14, 1997, the court granted defendants motion for summary judgment on the fourth amended complaint. On October 14, 1997,plaintiffs filed an appeal from dismissal of the third amended complaint order granting summary judgment on claims raised in the fourth amended complaint. Discovery has not commenced in any of the actions. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         HSN Shareholder Litigation. During August 1996, five putative class action complaints were filed with the Delaware Court of Chancery in C.A. Nos. 15179, 15187, 15188, 15189 and 15195 by stockholders of Home Shopping Network, Inc. ("HSN"). The complaints were filed following the announcement of the proposed merger between HSN and Silver King Communications, Inc. ("Silver King"). The defendants in the actions include HSN, Silver King, Tele-Communications, Inc. ("TCI"), Liberty Media Corporation ("Liberty") and the directors of HSN (Barry Diller, James G. Held, Peter R. Barton, Robert R. Bennett, Leo J. Hindery, Jr., H. Norman Schwarzkopf and Mr. Eli Segal). Mr. Bennett is an executive officer of Liberty. Mr. Hindery is an executive officer of TCI. The foregoing actions have been consolidated for all purposes pursuant to an order by the court which specifies that the complaint in C.A. No. 15188 is the designated complaint in the consolidated action.

         The gravamen of the complaint in C.A. No 15188 is that the HSN directors breached their fiduciary duties by approving the merger agreement. Plaintiffs also claim that TCI and Liberty, by supporting the proposed merger, breached their asserted fiduciary duties as controlling stockholders of HSN. Specifically, plaintiffs allege that the proposed merger is designed to allow Silver King and, indirectly, TCI and Liberty to acquire HSN without paying adequate consideration to the public holders of HSN common stock by timing the transaction at a time when the price of HSN common stock is low and by ignoring the anticipated positive prospects of HSN. Plaintiffs further allege that TCI and Liberty will be unjustly enriched because, under the merger agreement, they would receive a premium for their shares of HSN Class B stock while retaining what plaintiffs assert to be a controlling interest in Silver King through their ownership of Silver King Class B stock. According to plaintiffs, Silver King has knowingly aided and abetted these alleged breaches of fiduciary duties. Plaintiffs seek to enjoin the consummation of the proposed merger or, should the proposed merger proceed, rescission or rescissory damages. Plaintiffs also seek unspecified compensatory damages, fees and costs. The consolidated action remains pending and discovery has not commenced. The HSN-Silver King merger was completed on December 20, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         DMX Shareholders Litigation. In September 1996, a putative class action complaint was filed with the Delaware Court of Chancery in C.A. No 15206 by a stockholder of DMX Inc. ("DMX"). The complaint was filed following the announcement of a proposed business combination in which TCI Music, Inc. ("TCI Music"), a newly formed entity, would acquire DMX. The proposed business combination contemplates that the shareholders of DMX, including subsidiaries of TCI that currently own approximately 45% of DMX's outstanding stock, would receive shares of TCI Music Class A common stock having one vote per share and representing approximately 19% of TCI Music's outstanding shares. TCI would hold TCI Music Class B common stock having ten votes per share and representing approximately 81% of the TCI Music common equity outstanding immediately after the transaction. TCI would acquire those shares in exchange for consideration that includes DMX subscriber accounts held by TCI subsidiaries and equipment used by those subsidiaries to distribute the DMX music service to TCI customers. The defendants in the action include DMX, TCI and the directors of DMX (Jerold
H. Rubinstein, Donne F. Fisher, Leo J. Hindery, Jr., James R. Shaw, Sr., Kent Burkhart, J.C. Sparkman and Menon Bhaskar). Mr. Fisher is a director of and a consultant to TCI. Mr. Hindery is an executive officer of TCI. Mr. Sparkman is a director of TCI.

         The gravamen of the complaint is that the DMX directors would breach their fiduciary duties by approving the proposed business combination. Specifically, plaintiff alleges that, due to TCI's alleged control over the DMX board, the DMX directors are unwilling to negotiate with TCI to maximize the value for the public stockholders of DMX. Plaintiff claims that the proposed consideration to be paid the public stockholders of DMX is grossly unfair, inadequate and substantially below the fair value of DMX. Plaintiff seeks to enjoin the consummation of proposed business combination or, should the proposed transaction proceed, to rescind the transaction. The TCI Music-DMX Merger was consummated on July 11, 1997. Plaintiff also seeks unspecified rescissory and compensatory damages, fees and costs. The action remains pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Interactive Network, Inc. Shareholder Litigation (No. C95-0026 DLJ, Northern District of California.) In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. The remaining claims are limited to a class of just several months. On January 16, 1998, the Court entered a scheduling order establishing pre-trial deadlines, including a May 6, 1998 deadline for class certification. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Interactive Network, Inc. v. Tele-Communications, Inc., et al.(Alameda County Superior Court, Case No. 754933-7). On October 20, 1995, Interactive Network, Inc. ("Interactive") filed a complaint in the Superior Court of California for the county of Alameda naming Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Co., TCI Cablevision of California, Inc. ("the TCI defendants") and Gary Howard as defendants. The Complaint alleges claims for breach of fiduciary duty, abuse of control, intentional interference with prospective business advantage, intentional interference with contractual relations, breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of corporate assets, unfair competition and unjust enrichment arising out of the business relationship between the TCI defendants and Interactive. Plaintiffs twice amended the complaint, following a series of motions attacking the pleadings by the TCI defendants, resulting in the "Third Amended Complaint". The Third Amended Complaint alleges that the TCI defendants breached various duties owed to Interactive as a result of the TCI defendants' purported status as a controlling shareholder. The Complaint further alleges that the TCI defendants fraudulently promised to provide financing to Interactive and fraudulently induced Interactive to enter into various transactions. The Third Amended Complaint seeks various unspecified compensatory and punitive damages as well as injunctive relief. On June 17, 1996, certain of the TCI defendants, on their own behalf and as the agent of various additional secured creditors, denied all claims and filed a cross-complaint for breach of contract against Interactive seeking in excess of $24 million pursuant to various promissory notes entered into by Interactive. On July 22, 1996, Interactive filed a "cross-complaint to the cross-complaint" alleging economic duress, breach of the implied covenant of good faith and fair dealing, fraud and breach of contract in connection with the promissory notes entered into by Interactive. On February 25, 1998, the parties agreed to a settlement, subject to final execution of settlement documents. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

         Clarence L. Elder, both individually and as the group Representative vs. Tele-Communications, Inc. et al. On December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Court granted defendants' Motion for Summary Judgment and plaintiff has filed an appeal. On September 24, 1997, the Maryland Court of Special Appeals affirmed in all but one respect the Circuit Court's summary judgment in favor of the defendants. The court found that the settlement agreement at issue is ambiguous concerning the number of Limited Partnership units the plaintiffs were entitled to purchase (186.6 or 311), but ruled in favor of defendants concerning the price at which the units must be sold and all other issues.

         Plaintiffs have filed a motion for reconsideration, and have filed a petition for certiorari in the Court of Appeals on December 24, 1997 as their motion for reconsideration is denied. If the Court of Special Appeals decision is not disturbed, the only issue for trial will be the number of units Plaintiffs are entitled to purchase at fair market value, as determined in accordance with the appraisal previously obtained by defendants. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in defendants' favor on March 18, 1996. The plaintiffs appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In a decision dated June 5, 1997, the Maryland Court of Special Appeals affirmed the trail court's grant of summary judgment in all respects except for one portion of the defamation claim involving alleged statements of Roy Harbert. The trial court is scheduled to try the one remaining claim on April 2, 1998. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Donald E. Watson v. Tele-Communications, Inc., et al. On March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint each seek compensatory damages of $2,500,000 and punitive damages of $25,000,000; one count seeks compensatory damages of $2,500,000 and punitive damages of $40,000,000; and two counts each seek compensatory damages of $20,000,000 and punitive damages of $40,000,000. In an order dated September 25, 1997, the Court granted summary judgment in favor of defendants on the claims of intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, and discrimination on the basis of race. The remaining claims will be tried at some date in the future. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. On December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. Plaintiffs assert, in part, that the defendants misappropriated plaintiffs' concept for the development of a 24 hours a day, seven days a week, cable or satellite premium channel which would broadcast movies made by or featuring African Americans, as well as educational programming and community oriented programming of interest to both the Hispanic and Black communities. Plaintiffs claim anticipated annual net profits from such a network would exceed $600 million. Plaintiffs also assert that the franchise agreement with the City and County of Denver has been breached for alleged implied covenants of good faith and fair dealing under the Denver franchise; promissory estoppel and breach of implied contract; misappropriation of confidential information and trade secrets; breach of confidence; breach of fiduciary duty; as well as unjust enrichment; fraud; negligent misrepresentation; non-disclosure and concealment; civil conspiracy; and violation of the Colorado Antitrust Act of 1992. Plaintiffs seek an award of consequential, special and restitutionary damages in an unspecified amount as well as exemplary damages, prejudgment interest, expert witness fees, attorneys fees and costs. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The motion for judgment on the pleadings with respect to plaintiffs' other claims was granted in part. The court dismissed three additional claims. We anticipate the parties will stipulate to certification of an immediate appeal, which will take from 12 to 18 months. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         James Dalton, et al. v. Tele-Communications, Inc., et al. On February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against Tele-Communications, Inc. ("TCI") and certain officers of TCI. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). Plaintiffs claim, in part, that the defendants made false and misleading statements during the class period concerning TCI's revenue and cash flow growth, customer growth, and expansion and diversification into a multi-business platform; and that TCI failed to disclose the performance of its various operations. Plaintiffs claim further, in part, that TCI's cash flow growth was weak and below levels necessary to fund a multi-business diversification program and that TCI was competitively disadvantaged and would likely be threatened by adverse conditions impacting its business. Plaintiffs are seeking nationwide class certification and claim that the amount in controversy is less than $75,000 per named plaintiff, exclusive of interest and costs. On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Discovery is proceeding and the parties have agreed to attend a mediation on May 19, 1998. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         IMedia Corporation v. Western Tele-Communications, Inc. On August 12, 1997, in the United States District Court for the Northern District of California, Case No. C 97-2960 CAL, Plaintiff Imedia Corporation ("Imedia") filed suit against Western Tele-Communications, Inc. ("WTCI"). The Plaintiff alleges that Defendant WTCI breached its contract to pay IMedia $5,000,000 for the use of IMedia's StatMux software, developed for multiplexing digitally compressed video signals. Plaintiff also claims for loss of per-subscriber fees through September 30, 2004, pursuant to the contract. Additionally, Plaintiff requests an injunction against WTCI or any affiliated company prohibiting use by WTCI of any multiplexing software other than IMedia's. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Kim Magness, et al. v Tele-Communications, Inc. et al. On October 29, 1997 this action was filed in the District Court, Arapahoe County, Colorado, against Tele-Communications, Inc. and Donne F. Fisher, individually and as Personal Representative of the Estate of Bob Magness, deceased; Daniel Ritchie, individually and as Personal Representative of the Estate of Bob Magness, Deceased; Tele-Communications, Inc., John Malone; and DOES 1-10. This action concerns the sale of stock by the Estate of Bob Magness and the Petitioner's request to rescind the transaction. Plaintiffs allege, among other things, the following Claims for Relief: Statutory Claim - Request to Void Transaction; Breach of Fiduciary Duty; and Indemnification. The Complaint seeks a judgment voiding, unwinding, and invalidating the agreements and transactions; a judgment and order requiring TCI to return shares of stock to the Estate; an order prohibiting any action to sell, transfer, pledge, hypothecate or dispose of shares purchased from the Estate; a judgment awarding damages and surcharge, including lost profits, consequential damages, and lost appreciation damages; and reasonable costs and attorney fees. This case was settled on or about January 5, 1998. This case will not be reported on in the future. A shareholder derivative suit was subsequently filed which challenges this settlement and a related payment to John Malone, see Magness Shareholder Litigation.

         The TCI Series D Preferred Stockholders Litigation. In October 1997, an individual and putative class action complaint was filed in the Delaware Court of Chancery by certain holders of Tele-Communications, Inc. ("TCI") Convertible Preferred Stock, Series D (the "Series D Preferred Stock"). TCI is the only named defendant in the action styled as Batten v. Tele-Communications, In., C.A. No. 15972 (the "Series D Preferred Stockholders Litigation"). The complaint was filed in connection with an offer made by TCI to the holders of TCI Group Common Stock to exchange up to 30% of the outstanding shares of TCI Group Common Stock for shares of the newly created TCI Ventures Group Common Stock (the "Exchange Offer"). On January 21, 1998, the court dismissed Batten v. Tele-Communications, Inc. with prejudice and without prejudice to all other class members. This case will not be reported on in the future.

         BET Litigation. In September 1997, five substantially similar purported class action complaints were filed by stockholders of BET Holdings, Inc. ("BET") in the Court of Chancery of the State of Delaware under the captions Herbert Behrens v. Robert L. Johnson, et al., C.A. No. 15921; Harbor Finance Partners v. Peter Barton, et al., C.A. No. 15923; Alan Friedman v. Robert L. Johnson, et al., C.A. No. 15924; Tiger Options, L.L.C. v. Robert L. Johnson, et al., C.A. No. 15936 and Jerome Ramos v. Robert L. Johnson, et al., C.A. No. 15941. Subsequently, on October 14, 1997, an Order of Consolidation was entered consolidating these actions under the caption In re BET Holdings, Inc. Shareholders Litigation, C.A. No. 15921 (the "Consolidated Action"). In the designated complaint in the Consolidated Action, the named defendants are:
Robert L. Johnson, John C. Malone, Peter R. Barton, Delano E. Lewis, Sheila Crump Johnson, Herbert P. Wilkins, Denzel Washington, TCI, Liberty Media Corporation, and BET. The Consolidated Action focuses on the announcement of an offer by TCI, Liberty and Robert L. Johnson, the Chief Executive Officer of BET, to purchase all outstanding shares of BET for $48 per share, alleging that the proposed $48 per share price was inadequate and that the transaction contemplated by the offer would constitute a breach of fiduciary duty by the directors of BET. In March 1998, the parties agreed to a settlement in principle which is subject to final negotiation and execution of settlement document, confirmatory discovery, court approval and other matters. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         On October 7, 1997, a purported class lawsuit captioned Yvonne Baskerville v. Robert L. Johnson, et al., Civil Action No. 97ca00778 was filed in the Superior Court of The District of Columbia. The defendants in the Baskerville action are: Robert L. Johnson, John C. Malone, Denzel Washington, Delano E. Lewis, Sheila Crump Johnson, BET, TCI and Liberty Media Corporation. The Baskerville action is substantially similar to the Consolidated Action. The Complaint, among other things, alleges Breach of Fiduciary Duty in connection with a proposed "freeze-out" transaction, where they allege that defendants intended to take full equity ownership of BET through a merger into a new entity. The Complaint seeks judgment declaring class action; granting injunctive relief against consummation of the transaction or order rescinding the proposed merger transaction; and ordering defendants to account for all damages including costs and disbursements, attorney fees, and expert fees. By consent of the parties, proceedings in the Baskerville action have been stayed conditionally. No prediction can be made at this time as to the outcome of these actions. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         TCG Shareholder Litigation. In December of 1997 and January of 1998, in the Court of the Chancery of the State of Delaware, New Castle County the following three actions were filed: Sternberg v. TCI Communications, Inc., et al., Case No. 16092-NC, Cirillo v. Tele-Communications, Inc., et al., Case No. 16139-NC, and Blain v. Tele-Communications, Inc., et al., Case No. 16161-NC. Plaintiffs filed suit against the Company and officers, directors, and controlling shareholders of TCG. These class action complaints were brought on behalf of the public stockholders of TCG alleging defendants breached fiduciary duties by proceeding with the proposed merger of TCG with AT&T. The Complaints allege, among other things, breach of fiduciary duties. The Complaints seek class certification, injunctive relief, attorney fees, and costs. Plaintiffs did not demand a jury trial. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Late Fee Litigation. The Company has been named in a number of purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems directly or indirectly owned or managed by the Company charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by various cable systems are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

         Magness Shareholder Litigation. On January 8, 1998, the following actions were filed in the Court of Chancery of the State of Delaware In and For New Castle County: Morgan, et al. v. Tele-Communications, Inc., et al., Civil Action No. 16128-NC; Steiner v. Tele-Communications, Inc., et al., Civil Action No. 16130-NC; Weisberg v. Tele-Communications, Inc., et al., Civil Action No. 16131-NC. Pan v. Tele-Communications, Inc., et al., Civil Action No. 16133, Klein v. Tele-Communications, Inc., et al., Civil Action No. 16135, Crandon Capital Partners v. Tele-Communications, Inc., et al., Civil Action No. 16136 and Deutsch v. Tele-Communications, Inc., et al., Civil Action No. 16148. Also named as defendants in these cases are John C. Malone, John W. Gallivan, Donne
F. Fisher, Leo J. Hindery, Jr., J.C. Sparkman, Paul A. Gould, Jerome H. Kern, Kim Magness, and Robert A. Naify. These are derivative shareholder actions challenging the Magness Estate settlement and the related payment to John C. Malone. Plaintiffs allege, among other things, the following claims for relief: breach of fiduciary duties, self-dealing and unjust enrichment, and waste of Company assets. The Complaints seek repayment of amounts paid for call agreements, injunctive relief, attorney fees, costs and unspecified compensatory damages. The plaintiffs have not demanded a jury trial. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         In addition to the TCI Ventures Group Stock described below, Tele-Communications, Inc. ("TCI" or the "Company") has four other series of common stock. Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share ("TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"). The TCI Group Stock is intended to reflect the separate performance of the "TCI Group," which is substantially comprised of TCI's domestic cable and communications assets. Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock", and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group").

         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,330 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively (the "TCI Ventures Exchange").

         Effective February 6, 1998, the Company issued stock dividends to holders of Liberty Group Stock (the "1998 Liberty Stock Dividend") and TCI Ventures Group Stock (the "Ventures Stock Dividend"). The 1998 Liberty Stock Dividend consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The Ventures Stock Dividend consisted of one share of TCI Ventures Group Stock for every one share of TCI Ventures Group Stock owned. The 1998 Liberty Stock Dividend and the Ventures Stock Dividend have been treated as stock splits, and accordingly, all share and per share amounts presented have been restated to reflect the 1998 Liberty Stock Dividend and the Ventures Stock Dividend.

         TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock are traded on the Nasdaq National Market Tier of the Nasdaq Stock Market ("Nasdaq") under the symbols TCOMA, TCOMB, LBTYA, LBTYB, TCIVA and TCIVB, respectively. The table below sets forth the range of high and low sales prices in United States dollars of shares of common stock of TCI for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

         TCI Group Stock
         ---------------
                                               Series A                  Series B
                                          -------------------       -------------------
                                           High         Low          High          Low
                                          ------       ------       ------       ------
         1996:
         ----
         First quarter                    22-3/8       18-3/8       22-3/4       18-1/2
         Second quarter                   20-1/8       17-3/8       20-1/2       17-1/2
         Third quarter                    18-1/2       13-1/8       18           13-3/4
         Fourth quarter                   15           11-3/8       15           11-5/8

         1997:
         ----
         First quarter                    14-7/8       11-7/8       14-3/4       12
         Second quarter                   17-1/8       10-3/4       18           10-1/4
         Third quarter                    21-1/8       14-1/8       22           15-1/2
         Fourth quarter                   29-1/8       19-1/2       29-1/2       21


         Liberty Group Stock
         --------------------

                                               Series A                  Series B
                                          -------------------       -------------------
                                           High         Low          High          Low
                                          ------       ------       ------       ------
         1996:
         ----
         First quarter                    13           11-1/2       13-7/8       11-5/8
         Second quarter                   13-7/8       11-1/2       14           12
         Third quarter                    13-1/8       9-1/4        13-1/4       10-1/4
         Fourth quarter                   13-1/4       9-7/8        13           10-1/2

         1997:
         ----
         First quarter                    15-7/8       12           15-1/2       12-3/8
         Second quarter                   18           12-1/2       17-7/8       12-3/8
         Third quarter                    20-1/8       15-7/8       19-3/4       16-1/4
         Fourth quarter                   24-5/8       19-5/8       25           20-1/4


         TCI Ventures Group Stock
         -------------------------
                                               Series A                  Series B
                                          -------------------       -------------------
                                           High         Low          High          Low
                                          ------       ------       ------       ------
         1997:
         ----
         Third quarter (from the TCI
            Ventures Exchange through
            September 30, 1997)           10-3/4       9-5/8        10-7/8       10-1/8
         Fourth quarter                   14-7/8       9-7/8        14-3/8       10-1/8


         As of December 31, 1997, there were 6,599 holders of record of TCI Group Series A Stock, 364 of TCI Group Series B Stock, 5,583 of Liberty Group Series A Stock, 306 of Liberty Group Series B Stock, 2,077 of TCI Ventures Group Series A Stock and 127 of TCI Ventures Group Series B Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses but include each brokerage house as one stockholder).

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


         On December 16, 1997, the Company granted to an executive officer who is also a director, in tandem with stock appreciation rights, an option to purchase 2,800,000 shares (as adjusted) of TCI Ventures Group Series B Common Stock at an exercise price of $10.37. The grant is subject to shareholder approval. The Company has not yet filed a registration statement on Form S-8 to register the shares which are issuable upon the exercise of such option.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of Tele-Communications, Inc. for the past five years. The following data should be read in conjunction with the Company's consolidated financial statements.

                                                                          December 31,
                                                  ---------------------------------------------------------------
                                                   1997          1996(a)       1995(a)       1994(a)       1993(a)
                                                  -------        ------        ------        ------        ------
                                                                         amounts in millions
 Summary Balance Sheet Data:
 ---------------------------

 Property and equipment, net                      $ 7,679         7,528         7,409         5,876         4,935

 Franchise costs, net                             $15,147        15,436        12,230         9,444         9,197

 Total assets                                     $32,323        30,169        25,429        19,148        16,351

 Debt                                             $15,250        14,926        13,211        11,162         9,900

 Minority interests in equity of
  consolidated subsidiaries                       $ 1,585         1,493           651           429           285

 Redeemable securities                            $   660           658           478           170            18

Company-obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts ("Trust Preferred Securities")
    holding solely subordinated debt
    securities of TCI Communications, Inc.        $ 1,500         1,000            --            --            --


 Stockholders' equity                             $ 4,427         4,178         4,461         2,578         2,010

Common shares outstanding (net of treasury
   shares and shares held by
   subsidiaries):
     Class A common stock                              --            --            --           491           403
     Class B common stock                              --            --            --            85            47
     TCI Group Series A Stock                         469           579           572            --            --

     TCI Group Series B Stock                          38            85            85            --            --

     Liberty Group Series A Stock                     313 (b)       342 (b)       337 (b)        --            --

     Liberty Group Series B Stock                      32 (b)        32 (b)        32 (b)        --            --

     TCI Ventures Group Series A Stock                377 (c)        --            --            --            --

     TCI Ventures Group Series B Stock                 32 (c)        --            --            --            --


---------
(a) Restated - see note 13 to the TCI consolidated financial statements included in Part II of this report.
(b)      Adjusted to give effect to the 1998 Liberty Stock Dividend.
(c)      Adjusted to give effect to the Ventures Stock Dividend.

                                                                                      Years ended December 31,
                                                           -----------------------------------------------------------------------
                                                             1997              1996(a)        1995(a)        1994(a)        1993(a)
                                                           -------             -------        -------       --------        ------
                                                                              amounts in millions, except per share data
Summary Statement of Operations Data:
-------------------------------------

Revenue                                                    $ 7,570             8,022          6,506          4,682          3,977

Operating income                                           $   685               632            542            788            916

Interest expense                                           $(1,160)           (1,096)        (1,010)          (785)          (731)

Share of losses of affiliates, other than
  Liberty Media Corporation, net                           $  (930)             (450)          (213)           (64)           (90)


Gain (loss) on disposition of assets                       $   401             1,593             49            (10)            42

Earnings (loss) from continuing
  operations                                               $  (626)              292           (183)            91            (13)

Net earnings (loss) attributable to common
  stockholders:
     TCI Class A and Class B common stock                  $    --                --            (78) (b)        83            (15)
     TCI Group Stock                                          (537)             (799)          (112) (c)        --             --
     Liberty Group Stock                                       125             1,056            (27) (c)        --             --
     TCI Ventures Group Stock                                 (256)(d)            --             --             --             --
                                                           -------           -------        -------        -------        -------
                                                           $  (668)              257           (217)            83            (15)
                                                           =======           =======        =======        =======        =======
Basic earnings (loss) attributable to
  common stockholders per common share(g):
     TCI Class A and Class B common stock                       --                --           (.12) (b)       .15           (.03)
     TCI Group Stock                                       $  (.85)            (1.20)          (.17) (c)        --             --
     Liberty Group Stock                                   $   .34              2.82 (e)       (.07) (c)(e)     --             --
     TCI Ventures Group Stock                              $  (.62)(d)(f)         --             --             --             --

Diluted earnings (loss) attributable to
  common stockholders per common and
  potential common share (g):
     TCI Class A and Class B common stock                  $    --                --           (.12) (b)       .15           (.03)
     TCI Group Stock                                       $  (.85)            (1.20)          (.17) (c)        --             --
     Liberty Group Stock                                   $   .31(e)           2.58 (e)       (.07) (c)(e)     --             --
     TCI Ventures Group Stock                              $  (.62)(d)(f)         --             --             --             --

Weighted average common shares
  outstanding:
     TCI Class A and Class B common stock                       --                --            648 (b)        541            433
     TCI Group Stock                                           632               665            656 (c)         --             --
     Liberty Group Stock                                       366(e)            374 (e)        369 (c)(e)      --             --
     TCI Ventures Group Stock                                  410(d)(f)          --             --             --             --

---------------

(a)      Restated - see note 13 to the Tele-Communications, Inc. consolidated financial statements included in Part II of this report.
(b)      From January 1, 1995 through August 10, 1995 (on August 10, 1995, TCI distributed in the form of a dividend, 2.25 shares (as adjusted) of Liberty Group Stock for each four shares of TCI Group Stock owned, the "Liberty Distribution").
(c)      From the date of the Liberty Distribution through December 31, 1995.
(d)      From the date of the TCI Ventures Exchange through December 31, 1997.
(e)      Adjusted to give effect to the 1998 Liberty Stock Dividend.
(f)      Adjusted to give effect to the Ventures Stock Dividend
(g) Earnings per share have been restated for all periods to reflect the adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share." See note 3 to TCI's consolidated financial statements.

         The following tables present selected information relating to the financial condition and results of operations of TCI Group for the past three years. The following data should be read in conjunction with TCI Group's combined financial statements.

                                                                          December 31,
                                                           ----------------------------------------
                                                             1997            1996(a)         1995(a)
                                                           --------          ------          ------
                                                                       amounts in millions

Summary Balance Sheet Data:
---------------------------
Property and equipment, net                                $  6,942           6,781           6,756

Franchise costs, net                                       $ 15,077          14,793          11,657

Total assets                                               $ 23,578          22,819          19,529

Debt                                                       $ 14,106          14,319          12,690

Minority interests in equity of attributed subsidiaries    $  1,048           1,083             237

Redeemable securities                                      $    660             658             478

Trust Preferred Securities                                 $  1,500           1,000              --

Combined equity (deficit)                                  $   (802)           (764)            468


                                                                      Years ended December 31,
                                                                  -------------------------------
                                                                   1997        1996        1995
                                                                  -------     -------     -------
                                                                         amounts in millions
Summary Statement of Operations Data:
-------------------------------------

Revenue                                                           $ 6,429       5,881       4,827

Operating, selling, general and administrative expenses, and
   stock compensation                                             $(3,855)     (3,842)     (2,942)

Depreciation and amortization                                     $(1,427)     (1,406)     (1,199)

Operating income                                                  $ 1,147         596         686

Interest expense                                                  $(1,105)     (1,029)       (969)

Share of losses of affiliates, net                                $   (90)        (79)         (3)

Loss before loss of Liberty Media Group and TCI Ventures Group through the date of the Liberty Distribution and the TCI
   Ventures Exchange, respectively                                $  (150)       (506)       (187)

Net loss                                                          $  (495)       (764)       (156)

Net loss attributable to common stockholders                      $  (537)       (799)       (190)

Basic and diluted loss attributable to common stockholders per
   common share (b)                                               $  (.85)      (1.20)       (.17)

-------------

(a) As a result of the TCI Ventures Exchange, the TCI Group combined financial statements were restated to exclude those assets and liabilities which, prior to being attributed to TCI Ventures Group in connection with the issuance of the TCI Ventures Group Stock, had been attributed to TCI Group. Additionally, the combined financial statements of TCI Group were restated to reflect the adoption of the equity method of accounting for an investee. See notes 1 and 12 to the accompanying combined financial statements of TCI Group.

(b) Earnings per share have been restated for all periods to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share." See note 3 to TCI Group's combined financial statements.

         The following tables present selected information relating to the financial condition and results of operations of Liberty Media Group for the past three years. The following data should be read in conjunction with Liberty Media Group's combined financial statements.

                                                                              Years ended December 31,
                                                                   --------------------------------------------
                                                                       1997            1996            1995
                                                                   ------------    ------------    ------------
                                                                               amounts in millions
Summary Balance Sheet Data:
--------------------------

Investments in affiliates, accounted for under the equity
   method, and related receivables                                 $      524              545             299

Investment in Time Warner, Inc. ("Time Warner")                    $    3,538            2,017              --


Investment in Turner Broadcasting System, Inc. ("TBS")             $       --               --             945


Other investments, at cost, and related receivables                $      427               82             111


Excess cost over acquired net assets, net                          $      194                7             331

Total assets                                                       $    5,039            3,059           2,518

Debt                                                               $      349                2             251

Minority interest in equity of attributed subsidiaries             $      120                1              88


Combined equity                                                    $    2,920            2,397           1,613

                                                                              Years ended December 31,
                                                                   --------------------------------------------
                                                                       1997            1996            1995
                                                                   ------------    ------------    ------------
                                                                               amounts in millions
Summary Statement of Operations Data:
------------------------------------

Revenue                                                            $      374            1,339           1,441

Cost of sales, operating, selling, general administrative
  expenses and stock compensation                                  $     (473)          (1,192)         (1,437)

Depreciation and amortization                                      $      (12)             (61)            (98)

Operating income (loss)                                            $     (111)              86            (111)

Share of earnings (losses) of affiliates, net                      $      (12)               8             (15)

Gain (loss) on dispositions                                        $      304            1,537              (2)

Net earnings (loss)                                                $      125            1,056             (56)

Basic earnings (loss) attributable to common stockholders per
  common share (a)                                                 $      .34             2.82            (.07)

Diluted earnings (loss) attributable to common stockholders per
  common and potential common share (a)                            $      .31             2.58            (.07)


(a) Earnings per share have been restated for all periods to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share." See note 3 to Liberty Media Group's combined financial statements.

         The following tables present selected information relating to the financial condition and results of operations of TCI Ventures Group for the past three years. The following data should be read in conjunction with TCI Ventures Group's combined financial statements.

                                                                        December 31,
                                                           ----------------------------------
                                                              1997         1996        1995
                                                           --------       ------      -------
                                                                   amounts in millions
Summary Balance Sheet Data:
--------------------------

Investment in Sprint Spectrum Holding Company, L.P. and
   MinorCo, L.P. (and their respective predecessor) and
   PhillieCo, L.P. (collectively, the "PCS Ventures"),
   accounted for under the equity method                   $    607         830         689


Investment in Telewest Communications plc ("Telewest"),
   accounted for under the equity method                   $    324         488         550


Investment in other affiliates, accounted for under the
   equity method                                           $  1,166         751         635

Property and equipment, net                                $    709         737         449

Franchise cost, net                                        $    257         926         573

Total assets                                               $  3,780       4,260       3,447

Debt and capital lease obligations                         $    795         726         321

Minority interests in equity of attributed subsidiaries    $    420         412         326

Combined equity                                            $  2,271       2,511       2,379


                                                                       Years ended December 31,
                                                                  ----------------------------------
                                                                    1997         1996         1995
                                                                  --------     --------     --------
                                                                         amounts in millions
Summary Statement of Operations Data:
-------------------------------------

Revenue                                                           $    969          926          326

Operating, general and administrative expenses, and stock
   compensation                                                   $   (957)        (818)        (284)

Cost of distribution agreement                                    $   (173)          --           --

Impairment of intangible assets                                   $   ( 15)          --           --

Depreciation and amortization                                     $   (175)        (149)         (75)

Operating loss                                                    $   (350)         (51)         (33)

Interest expense                                                  $    (54)         (51)         (42)

Share of losses of affiliates, net                                $   (819)        (368)        (195)

Net earnings (loss)                                               $   (601)        (258)          60

Basic and diluted loss attributable to common stockholders per
   common share subsequent to the TCI Ventures Exchange           $   (.62)
                                                                  ========

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

         The following discussion and analysis provides information concerning the results of operations and financial condition of the Company, TCI Group, Liberty Media Group and TCI Ventures Group. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company and the accompanying combined financial statements and notes thereto of each of the TCI Group, Liberty Media Group and TCI Ventures Group.

         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board to issue two new series of stock, Liberty Group Series A Stock and Liberty Group Series B Stock. The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services. Additionally, the stockholders of TCI approved the redesignation of the previously authorized Class A and Class B common stock into TCI Group Series A Stock and TCI Group Series B Stock. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are comprised primarily of TCI's domestic cable and communications business. On August 10, 1995, TCI distributed in the form of a dividend, 2.25 shares of Liberty Group Stock (as adjusted for stock dividends - see below) for each four shares of TCI Group Stock owned.

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the TCI Ventures Group Stock. The TCI Ventures Group Stock is intended to reflect the separate performance of TCI Ventures Group, which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.


         Prior to stockholder approval to issue the TCI Ventures Group Stock, TCI commenced the Exchange Offers to exchange shares of TCI Ventures Group Stock for shares of TCI Group Stock in the ratio of two shares of the applicable series of TCI Ventures Group Stock in exchange for each share of the corresponding series of TCI Group Stock properly tendered. On September 10, 1997 the TCI Ventures Exchange was consummated.

         Collectively, TCI Group, Liberty Media Group and TCI Ventures Group are referred to as "Groups" and individually, may be referred to herein as a "Group." The TCI Group Series A Stock, TCI Ventures Group Series A Stock and Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         As a result of the TCI Ventures Exchange, the combined financial statements of TCI Group were restated to exclude those assets and related liabilities which, prior to being attributed to TCI Ventures Group in connection with the issuance of the TCI Ventures Group Stock, had been attributed to TCI Group.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements of each such Group, the capital structure of TCI, which encompasses the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock, does not affect legal title to such assets or responsibility for such liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock does not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the separate Groups and the market prices of shares of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, financial information of any one Group should be read in conjunction with the financial information of TCI and the other Groups.

         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to the TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group, respectively, only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Group Stock are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group.

         Dividends on TCI Group Stock, Liberty Group Stock or TCI Ventures Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends or the available dividend amount with respect to each Group, as defined. Determinations to pay dividends on TCI Group Stock, Liberty Group Stock or TCI Ventures Group Stock are based primarily upon the financial condition, results of operations and business requirements of the applicable Group and TCI as a whole.

'


         All debt incurred or preferred stock issued by TCI and its subsidiaries is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected in the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.

         Although it is management's intention that each Group would normally arrange for the external financing required to satisfy its respective liquidity requirements, the cash needs of one Group may exceed the liquidity sources of such Group. In such circumstances, one of the other Groups may transfer funds to such Group. TCI Group has provided and will continue to provide centralized cash management functions under which cash receipts of certain entities included in the other Groups could be remitted to TCI Group and certain cash disbursements of the other Groups could be funded by TCI Group on a daily basis. Such transfers of funds among the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from TCI Group to either Liberty Media Group or TCI Ventures Group, reflected as the creation of, or increase in, TCI Group's Inter-Group Interest in such Group or, in the case of a transfer from either Liberty Media Group or TCI Ventures Group to TCI Group, reflected as a reduction in TCI Group's Inter-Group Interest in such Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

         Loans from one Group to another Group generally will bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans of and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.


         The combined balance sheets of a Group reflect its net loans or advances to or loans or advances from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the accompanying historical combined financial statements, net loans or advances between Groups have been and will continue to be included as a component of each respective Group's equity.

         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group or TCI Ventures Group resulting from an equity contribution by the TCI Group to Liberty Media Group or TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group or TCI Ventures Group to the TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock, or the TCI Ventures Group Series A Stock, respectively, as of the date of such transfer. Such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is TCI Ventures Group or Liberty Media Group "Inter-Group Interest Fraction" and the denominator of which is TCI Ventures Group or Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in the TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.

         Magness Settlement

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. In connection with the Exchange and Sale, Dr. Malone, TCI's Chairman and Chief Executive Officer, agreed to forgo the exercise of certain option rights and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, the Company announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares, currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock (the "High-Voting Shares"), upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") will be reflected as a $274 million reduction of additional paid-in capital. The Call Payments will be allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, $134 million, $64 million and $76 million of the Call Payments will be allocated to TCI Group, Liberty Media Group and TCI Ventures Group, respectively.

         Inflation

         Inflation has not had a significant impact on TCI's results of operations during the three-year period ended December 31, 1997.

         Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for all periods presented.

         During 1997, the FASB also issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

         Year 2000

         During 1997, the Company began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's, as well as third parties' products. Additionally, the Company has initiated a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues.

         Over the past three years, the Company began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of its financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, the Company is in the process of finalizing its assessment of the impact of year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, the Company has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. The Company expects that it will have to modify or replace certain portions of its cable distribution plant, although the Company has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of the Company's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. The Company's manual assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company's financial condition or position.


         SUMMARY OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                                    Years ended December 31,
                                                           ----------------------------------------
                                                              1997        1996 (a)         1995(a)
                                                           ---------     ---------        ---------
Revenue                                                    $   7,570         8,022            6,506

Operating, selling, general and administrative expenses       (4,595)       (5,746)          (4,518)
Stock compensation                                              (488)           13              (57)
Cost of distribution agreement                                  (173)           --               --
Impairment of intangible assets                                  (15)           --               --
Restructuring charges                                             --           (41)             (17)
Depreciation and amortization                                 (1,614)       (1,616)          (1,372)
                                                           ---------     ---------        ---------

    Operating income                                             685           632              542

Interest expense                                              (1,160)       (1,096)          (1,010)
Share of losses of affiliates, net                              (930)         (450)            (213)
Gain on dispositions of assets and sale of stock                 573         1,605              337
Other, net                                                       (28)         (128)              33
                                                           ---------     ---------        ---------

   Earnings (loss) before income taxes                          (860)          563             (311)

Income tax benefit (expense)                                     234          (271)             128
                                                           ---------     ---------        ---------

    Net earnings (loss)                                    $    (626)          292             (183)
                                                           =========     =========        =========


---------------

(a) Restated - see note 13 to the accompanying consolidated financial statements of TCI.

         The Company's domestic cable and communications businesses and assets are included in TCI Group, and the Company's programming businesses and assets are included in Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets are included in TCI Ventures Group. The operating results of each of the TCI Group, Liberty Media Group and TCI Ventures Group are separately discussed below.

         TCI GROUP

         TCI Group operates principally in the domestic cable and communications industry. The table below sets forth, for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of TCI Group. Other items of significance are discussed under separate captions below.

                                                                     Years ended December 31,
                                                ----------------------------------------------------------------------
                                                        1997                    1996 (a)                  1995 (a)
                                                --------------------     --------------------     --------------------
                                                                    dollar amounts in millions
Revenue                                             100%     $ 6,429         100%     $ 5,881         100%      $4,827
Operating expenses                                   36       (2,293)         38       (2,230)         35       (1,686)
Selling, general and administrative expenses         21       (1,370)         28       (1,635)         25       (1,216)
Stock compensation                                    3         (192)         --           23           1          (40)
Restructuring charges                                --           --          --          (37)         --           --
Depreciation and amortization                        22       (1,427)         24       (1,406)         25       (1,199)
                                                -------      -------     -------      -------     -------      -------

     Operating income                                18%     $ 1,147          10%     $   596          14%     $   686
                                                =======      =======     =======      =======     =======      =======

------------

(a) Restated - see notes 1 and 12 to the accompanying combined financial statements of TCI Group.

         The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act" and together with the 1992 Cable Act, the "Cable Acts") established rules under which TCI Group's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission ("FCC") to regulate rates. At December 31, 1997, approximately 71% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

         During the year ended December 31, 1997, 73% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

         TCI Group has completed a number of acquisitions during the three-year period ended December 31, 1997. The most significant of such acquisitions was consummated on July 31, 1996 when TCI Group acquired from Viacom, Inc. an entity that owned cable television assets valued at $2.326 billion at the acquisition date. Upon consummation of such acquisition (the "Viacom Acquisition"), the acquired entity was renamed TCI Pacific Communications, Inc. ("TCI Pacific"). For additional information concerning the Viacom Acquisition, see note 6 to the accompanying combined financial statements of TCI Group. The following table sets forth summary information with respect to the operating results of TCI Pacific that have been included in TCI Group's results of operations since the July 1, 1996 acquisition date (amounts in millions):

                                           Year ended         Five months ended
                                       December 31, 1997      December 31, 1996
                                       -----------------      -----------------
Revenue                                   $       509                       216
Operating costs and expenses before
    depreciation and amortization                (295)                     (133)
Depreciation and amortization                    (121)                      (45)
                                          -----------             -------------

             Operating income             $        93                        38
                                          ===========             =============


         Through December 4, 1996, TCI Group had an investment in Primestar Partners L.P. ("Primestar"). Primestar provided programming and marketing support to each of its cable partners who provided satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite").
At the time of the Satellite Spin-off, Satellite's assets and operations included TCI Group's interest in Primestar, TCI Group's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin- off, Satellite's operations subsequent to December 4, 1996 are not consolidated with those of TCI Group.

         The following table sets forth summary information with respect to the operating results of Satellite for the period from January 1, 1996 through date of the Satellite Spin-off (amounts in millions):

         Revenue                                             $       377
         Operating expenses                                         (373)
         Depreciation                                               (166)
                                                             -----------

                 Operating income                            $      (162)
                                                             ===========

         TCI Group's revenue increased 9% and 22% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, revenue from TCI Group's customers accounted for 3% of such 1997 increase in revenue, primarily as a result of a 7% increase in basic revenue and a 4% decrease in premium revenue. TCI Group experienced a 9% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 7% increase in its average premium rate and an 11% decrease in the number of average premium subscriptions. In addition, TCI Group's revenue increased 9% due to acquisitions and decreased 6% due to the Satellite Spin-off and another disposition. Advertising sales and other revenue accounted for the remaining 3% increase in revenue.

         Exclusive of the effects of acquisitions, revenue from TCI Group's customers accounted for 8% of such 1996 increase in revenue, primarily as a result of a 10% increase in basic revenue and a 1% decrease in premium revenue. TCI Group experienced an 8% increase in its average basic rate, a 4% increase in the number of average basic customers, an 11% decrease in its average premium rate and an 11% increase in the number of average premium subscriptions. In addition, TCI Group's revenue increased 8% due to acquisitions and increased 4% due to an increase in TCI Group's satellite customers through the date of the Satellite Spin-off. Advertising sales and other revenue accounted for the remaining 2% increase in revenue.

         Operating expenses increased 3% and 32% for the years ended December 31, 1997 and 1996, respectively. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, such expenses increased 5% and 20%, respectively. Programming expenses accounted for the majority of such increases. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under a 25 year affiliation agreement (the "EMG Affiliation Agreement") with Encore Media Group LLC ("Encore Media Group"), a subsidiary of TCI that is a member of the Liberty Media Group, it is anticipated that TCI Group's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. See note 14 to the accompanying combined financial statements of TCI Group.

         Selling, general and administrative expenses decreased 16% and increased 34% for the years ended December 31, 1997 and 1996, respectively. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, such expenses decreased 6% and increased 17%, respectively. The 1997 decrease is due primarily to lower marketing costs due primarily to launch and other incentives from programming suppliers, a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996 and other reductions in general and administrative expenses in 1997. The 1996 increase is due primarily to an increase in salaries and related payroll expenses, as well as increased marketing and general and administrative expenses.

         During the fourth quarter of 1996, TCI Group restructured certain of its operating and accounting functions. In connection with such restructuring, TCI Group recognized a charge of $37 million related primarily to work force reductions. Through December 31, 1997, $24 million of such charge had been paid.

         Depreciation expense decreased 4% and increased 20% for the years ended December 31, 1997 and 1996, respectively. The 1997 decrease represents the net effect of a decrease due to the Satellite Spin-off and another disposition that more than offset increases attributable to acquisitions and capital expenditures. The 1996 increase is attributable to acquisitions and capital expenditures.

         Amortization expense increased 14% and 12% for the years ended December 31, 1997 and 1996, respectively. Such increases are primarily attributable to the effects of acquisitions.

         Certain corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the years ended December 31, 1997, 1996 and 1995, Liberty Media Group was allocated $3 million per year and TCI Ventures Group was allocated $10 million, $8 million and $4 million, respectively, in corporate general and administrative costs by TCI Group.

         TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI Group employees and members of the Board. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying combined financial statements of TCI Group. The expense associated with stock appreciation rights is subject to future adjustment based upon market value fluctuation and, ultimately, on the final determination of market value when the rights are exercised.

         Other Income and Expenses

         TCI Group's interest expense increased $76 million or 7% from 1996 to 1997 and $60 million or 6% from 1995 to 1996. The increase in 1997 is primarily the result of higher average debt balances, as a result of the Viacom Acquisition on July 31, 1996. The 1996 increase is the net result of higher average debt balances, partially offset by a decrease due to a lower weighted average interest rate. TCI Group's weighted average interest rate on borrowings was 7.7%, 7.7% and 8.1% during 1997, 1996 and 1995, respectively.

         During the years ended December 31, 1997 and 1996, TCI Group purchased, in the open market, certain notes payable which had an aggregate principle balance of $409 million and $904 million, respectively. Fixed interest rates on notes payable ranged from 8.75% to 10.13% for purchases made during 1997, and ranged from 7.88% to 10.44% for purchases made during 1996.
In connection with such purchases, TCI Group recognized losses on early extinguishment of debt of $39 million and $62 million during the years ended December 31, 1997 and 1996, respectively. Such losses related to prepayment penalties amounting to $33 million and $60 million for the years ended December 31, 1997 and 1996, respectively, and the retirement of deferred loan costs.

         Also, during the year ended December 31, 1996, certain TCI subsidiaries attributed to TCI Group terminated, at such attributed subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

         TCI Group's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. TCI Group's share of losses of affiliates were $90 million, $79 million and $3 million in 1997, 1996 and 1995, respectively. The 1997 increase is primarily due to TCI Group's share of losses of a 49%-owned cable television partnership that was acquired by TCI Group in July 1996. The 1996 increase is primarily due to TCI Group's share of (i) a 1996 nonrecurring charge by an equity investee to recognize a decline in the market value of certain securities and (ii) the 1996 losses of the aforementioned 49%-owned cable television partnership.

         Minority interests in earnings of consolidated subsidiaries aggregated $168 million, $82 million and $3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The majority of the 1997 and 1996 amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in August 1996 by TCI Pacific in connection with the Viacom Acquisition. See notes 6 and 10 to the accompanying combined financial statements of TCI Group.

         Net Loss

         As a result of the above-described fluctuations in the Company's results of operations, (i) TCI Group's net loss (before earnings (loss) of Liberty Media Group and TCI Ventures Group and preferred stock dividend requirements) of $150 million for the year ended December 31, 1997 changed by $356 million, as compared to TCI Group's net loss (before earnings (loss) of Liberty Media Group and TCI Ventures Group and preferred stock dividend requirements) of $506 million for the year ended December 31, 1996, and (ii) TCI Group's net loss (before earnings (loss) of Liberty Media Group and TCI Ventures Group and preferred stock dividend requirements) of $506 million for the year ended December 31, 1996 changed by $319 million, as compared to TCI Group's net loss (before earnings (loss) of Liberty Media Group and TCI Ventures Group and preferred stock dividend requirements) of $187 million for the year ended December 31, 1995.

         LIBERTY MEDIA GROUP

         Liberty Media Group's assets include businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Liberty Media Group's assets also include businesses engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing. A significant portion of Liberty Media Group's operations are conducted through corporations and partnerships in which Liberty Media Group holds a 20%-50% ownership interest. As Liberty Media Group generally accounts for such ownership interests using the equity method of accounting, the financial condition and results of operations of such entities are not reflected on a combined basis within Liberty Media Group's combined financial statements.

         During July 1997, Liberty Media Group, TCI Group and a corporation which held the 10% minority interest in Encore Media Corporation ("EMC") that Liberty Media Group did not already own entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and "STARZ!," a first-run movie premium programming service, were contributed to Encore Media Group. Upon completion of the transaction, Liberty Media Group owned 80% of Encore Media Group and TCI Group owned the remaining 20%. In connection with these transactions, the 10% minority interest in EMC was exchanged for approximately 2.4 million shares of Liberty Group Series A Stock, which was accounted for as an acquisition of a minority interest.

         Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for (i) the contribution of its 49.9% interest in QE+ Ltd. ("QE+"), a limited partnership which distributed STARZ! prior to the formation of Encore Media Group, (ii) the contribution of EMC, (iii) the issuance of a $307 million note payable to TCI Group (the "EMG Promissory Note"), (iv) the cancellation and forgiveness of amounts due for certain services provided to QE+ equal to 4% of the gross revenue of QE+ (the "STARZ Content Fees") and (v) the termination of an option to increase Liberty Media Group's ownership interest in QE+.

         TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for the contribution of TCI Group's 50.1% ownership interest in QE+ and certain capital contributions made by TCI Group to QE+. In addition, TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

         Upon formation of Encore Media Group, the operations of STARZ! are included in the combined financial results of Liberty Media Group. The EMG Promissory Note is included in amounts due to related parties.

         Effective December 31, 1997, Liberty Media Group and TCI Group agreed to amend the above transactions. Pursuant to the amendment, the above described series of transactions were rescinded, retroactive to July 1, 1997. Such rescission was given effect as of December 31, 1997 for financial reporting purposes. Simultaneously, Liberty Media Group and TCI Group entered into a new agreement whereby the EMG Affiliation Agreement was amended to permanently reduce the monthly fixed amounts for the life of the contract, TCI Group's 20% ownership interest in Encore Media Group was eliminated and the EMG Promissory Note was reduced by $32 million. The amounts to be paid to Encore Media Group pursuant to the EMG Affiliation Agreement were reduced to amounts which reflect current market prices.

         Due to the related party nature of the above-described transactions, the $133 million excess of the consideration paid over the carryover basis of the assets transferred (including a deferred tax asset of $98 million) was reflected as a decrease to combined equity. Subsequent to the amendment, 100% of the operations of Encore Media Group are included in the combined financial statements of Liberty Media Group. See note 5 to the accompanying combined financial statements of Liberty Media Group.

         Effective July 11, 1997, pursuant to an Agreement and Plan of Merger, dated as of February 6, 1997, as amended (the "DMX Merger Agreement"), by and among TCI, TCI Music Inc. ("TCI Music"), TCI Merger Sub, a wholly-owned subsidiary of TCI Music ("Merger Sub") and DMX Inc. ("DMX"), Merger Sub was merged with and into DMX, with DMX as the surviving corporation (the "DMX Merger"). As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music.

         Effective with the DMX Merger, TCI beneficially owned approximately 45.7% of the outstanding shares of the Series A Common Stock, $.01 par value per share, of TCI Music (the "TCI Music Series A Common Stock") and 100% of the outstanding shares of Series B Common Stock, $.01 par value per share, of TCI Music (the "TCI Music Series B Common Stock," and together with the TCI Music Series A Common Stock, the "TCI Music Common Stock"), which represented 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million shares of the TCI-owned TCI Music Series A Common Stock by issuing an $80 million promissory note (the "Music Note") to TCI and assuming the obligation under a rights agreement among TCI, TCI Music and the rights agent (the "Rights Agreement") whereby TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one right (the "Right") with respect to each whole share of TCI Music Series A Common Stock acquired by such shareholder in the DMX Merger. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders, and, payable at the election of TCI, in cash, a number of shares of TCI Group Series A Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. Following the above-described transaction, Liberty Media Group holds TCI Music Common Stock, which when combined with the TCI Music Common Stock received by Liberty Media Group in the DMX Merger, represented approximately 86% of the equity and 98% of the voting power of TCI Music. Therefore, TCI Music was included in the combined financial statements of Liberty Media Group as of the date of the DMX Merger. Due to the related party nature of the transaction, the $85 million excess of the consideration paid over the carryover basis of the TCI Music Common Stock acquired by Liberty Media Group from TCI was reflected as a decrease to combined equity.

         The estimated aggregate fair value of the consideration issued to entities not controlled by TCI (the "Unaffiliated Stockholders") in the DMX Merger and the carryover basis of the consideration issued to entities controlled by TCI has been allocated to excess cost as the net book values of DMX's assets and liabilities approximated their respective fair values at the acquisition date. The Music Note is reflected in amounts due to related parties. See note 10 to the accompanying combined financial statements of Liberty Media Group.

         On December 16, 1997, shareholders of the Box Worldwide, Inc. ("The Box Worldwide") voted to approve an Agreement and Plan of Merger dated as of August 12, 1997 (the "Box Merger"),pursuant to which The Box Worldwide became a wholly-owned subsidiary of TCI Music and each outstanding share of common stock of The Box Worldwide was converted into the right to receive .07 of a share of TCI Music Preferred Stock ("TCI Music Preferred"). Each share of TCI Music Preferred is convertible into 3 shares of TCI Music Series A Common Stock without an associated Right.

         Effective December 31, 1997, shareholders of Paradigm Music Entertainment Company ("Paradigm") voted to approve an Agreement and Plan of Merger dated as of December 8, 1997 (the "Paradigm Merger"), pursuant to which Paradigm became a wholly-owned subsidiary of TCI Music and shareholders of Paradigm received 0.61 restricted shares of TCI Music Series A Common Stock, without an associated Right, for each share of Paradigm common stock held. The acquisitions of The Box Worldwide and Paradigm were accounted for by the purchase method. Accordingly, the results of operations of such acquired entities have been included in the combined financial results of Liberty Media Group since their respective dates of acquisition.

         Effective April 1, 1996, United Video Satellite Group, Inc. ("UVSG"), a subsidiary of TCI and a member of the TCI Ventures Group, and Netlink USA ("Netlink"), a subsidiary of TCI and a member of Liberty Media Group, formed Superstar/Netlink Group LLC ("Superstar/Netlink"), a limited liability company comprised of UVSG's Superstar Satellite Entertainment and Netlink's retail C-band satellite business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail C-band satellite business is no longer included in the combined financial statements of Liberty Media Group. Superstar/Netlink is accounted for using the equity method.

         As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures both of which are accounted for using the equity method. In the United States, Liberty Media Group and News Corp. formed Fox/Liberty Networks LLC ("Fox Sports') into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its "fx" cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and a distribution of $350 million in cash. No gain or loss was recognized in connection with the formation of Fox Sports.


         Internationally, News Corp. and Liberty/TINTA LLC ("Liberty/TINTA") formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems or cable television. The formation of Liberty/TINTA was recorded at carryover basis and no gain was recognized.

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Silver King Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Silver King Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Silver King Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

         Pursuant to an Agreement and Plan of Exchange and Merger entered into in August 1996, Silver King acquired Home Shopping Network, Inc. ("HSN") by merger of HSN with a subsidiary of Silver King in December 1996 (the "HSN Merger") where HSN is the surviving corporation and a subsidiary of Silver King following the HSN Merger. Liberty Media Group accounted for the HSN Merger as a sale of a portion of its investment in HSN and accordingly, recorded a pre-tax gain of approximately $47 million. In order to effect the HSN Merger in compliance with the FCC Order, Liberty Media Group agreed to defer receiving certain shares of Silver King that would otherwise have become issuable to it in the HSN Merger until such time as it was permitted to own such shares. As a result, the HSN Merger was structured so that Liberty Media Group received: (i) 7,809,111 shares of Class B common stock of Silver King, all of which shares Liberty Media Group contributed to BDTV II INC. ("BDTV-II"), (ii) the contractual right (the "Contingent Right") to be issued up to an additional 2,591,752 shares of Class B common stock of Silver King from time to time upon the occurrence of certain events which would allow Liberty Media Group to own additional shares in compliance with the FCC Order (including events resulting in the dilution of Liberty Media Group's percentage equity interest), and
(iii) 739,141 shares of Class B common stock and 17,566,702 shares of common stock of HSN (representing approximately 19.9% of the equity and voting power of HSN). BDTV-II is a corporation formed by Liberty Media Group and Barry Diller pursuant to the BDTV Agreement, in which the relative equity ownership and voting power of Liberty Media Group and Mr. Diller are substantially the same as their respective equity ownership and voting power in BDTV-I. Pursuant to an Exchange Agreement between Liberty Media Group and Silver King, the shares of HSN held by Liberty Media Group following the HSN Merger are mandatorily exchangeable (the "Exchange Agreement") from time to time for shares of common stock and Class B common stock of Silver King (in the same ratio as the merger ratio in the HSN Merger) either upon the occurrence of certain events or changes in laws, rules or regulations which would entitle Liberty Media Group to own directly a greater number of shares of Silver King or in connection with the sale of the shares of Silver King to be received in the exchange to a third party who would be entitled to own such shares under applicable law. If all shares of Silver King stock issuable pursuant to the Contingent Right and the Exchange Agreement were issued, Liberty Media Group's beneficial ownership of Silver King stock would increase from 21.37% to approximately 36% of the outstanding common equity (with such shares and the shares owned by BDTV-I and BDTV-II (and collectively with BDTV III INC., "BDTV") representing approximately 77% of the total voting power of the Silver King common equity).

         As a result of the HSN Merger, HSN is no longer included in the combined financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV, as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN and BDTV are accounted for using the equity method. Subsequent to the HSN Merger, the surviving corporation changed its name to HSN, Inc. ("HSNI").

         Summary of Operations

         Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products ("Entertainment and Information Programming Services"). Through December 20, 1996 (the date of the HSN Merger), Liberty Media Group was also engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing ("Electronic Retailing Services"). To enhance the reader's understanding, separate financial data has been provided below for Entertainment and Information Programming Services and for Electronic Retailing Services, which includes a retail function. The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have been reflected separately in the following table. Liberty Media Group holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Other Income and Expense". Other items of significance are discussed separately below.

                                                                  Years ended December 31,
                                      ---------------------------------------------------------------------------------
                                                    1997                    1996                     1995
                                      ------------------------     -----------------------     ------------------------
                                                                 dollar amounts in thousands
Entertainment and Information
-----------------------------
Programming Services
--------------------

   Revenue                                  100%     $ 374,223           100%    $ 355,242           100%     $ 521,050
   Operating, selling, general and
      administrative                        (83)%     (310,845)          (72)%    (257,601)          (91)%     (475,533)
   Stock compensation                       (16)%      (60,747)           (6)%     (20,142)           (1)%       (2,183)
   Depreciation and amortization             (3)%      (12,248)           (7)%     (23,676)          (10)%      (54,688)
                                      ---------      ---------     ---------     ---------     ---------      ---------

      Operating income (loss)                (2)%    $  (9,617)           15%    $  53,823            (2)%    $ (11,354)
                                      =========      =========     =========     =========     =========      =========


                                                                  Years ended December 31,
                                      ---------------------------------------------------------------------------------
                                               1997                          1996                        1995
                                      ------------------------     -----------------------     ------------------------
                                                                 dollar amounts in thousands
Electronic Retailing Services
-----------------------------

Net sales                                   N/A          N/A             100%    $ 984,117           100%     $ 919,796
Cost of sales                               N/A          N/A             (61)%    (605,116)          (66)%     (602,849)
Operating, selling, general and
   administrative                           N/A          N/A             (31)%    (305,681)          (39)%     (359,130)
Stock compensation                          N/A          N/A              --            --            --            758
Depreciation and amortization               N/A          N/A              (4)%     (36,891)           (4)%      (43,249)
                                                                   ---------     ---------     ---------      ---------

   Operating income (loss)                  N/A          N/A               4%    $  36,429            (9)%    $ (84,674)
                                                                   ---------     ---------     ---------      ---------

Corporate expenses
------------------

   Selling, general and administrative
                                                   $  (8,552)                     $ (6,484)                    $ (4,743)
   Stock compensation                                (93,115)                        2,789                      (10,261)
   Depreciation and amortization                        (116)                         (125)                         (74)
                                                   ---------                      --------                     --------

      Operating loss                               $(101,783)                     $ (3,820)                    $(15,078)
                                                   =========                      ========                     ========

         Entertainment and Information Programming Services

         As of April 1, 1996, upon formation of Superstar/Netlink, Netlink's retail operations were no longer included in the combined financial results of Liberty Media Group. Similarly, effective April 29, 1996, Liberty Media Group's regional sports programming businesses were no longer included in the combined financial results of Liberty Media Group. In addition, effective January 1, 1997, the operations for TV Network Corporation were discontinued and, therefore, revenue from such operations was not realized in 1997. However, beginning July 1, 1997, upon formation of Encore Media Group, the operations of STARZ! are included in the combined financial results of Liberty Media Group. And, as of July 11, 1997 the operations of TCI Music are also included in the combined financial results of Liberty Media Group. Consequently, the amounts in the table above are not comparable year to year. The following table presents adjustments to remove the effects of the aforementioned acquisitions and dispositions.

                                                          Year ended December 31, 1997
                                           ------------------------------------------------------
                                                                  Effect of
                                                                 acquisitions
                                            Historical         and dispositions       As adjusted
                                           ------------        ----------------      ------------
                                                             amounts in thousands
Revenue                                    $    374,223             (126,568)            247,655

Operating, selling, general and
    administrative expenses                    (310,845)             164,950            (145,895)

Stock compensation                              (60,747)                 294             (60,453)

Depreciation and amortization                   (12,248)               7,226              (5,022)
                                           ------------        -------------        ------------

    Operating income (loss)                $     (9,617)              45,902              36,285
                                           ============        =============        ============

                                                    Year ended December 31, 1996
                                           ----------------------------------------------
                                                              Effect of
                                                            acquisitions
                                             Historical   and dispositions   As adjusted
                                           ------------   ----------------   ------------
                                                        amounts in thousands
Revenue                                    $    355,242         (163,736)         191,506

Operating, selling, general and
    administrative expenses                    (257,601)         152,614         (104,987)

Stock compensation                              (20,142)           3,540          (16,602)

Depreciation and amortization                   (23,676)          20,207           (3,469)
                                           ------------     ------------     ------------

    Operating income                       $     53,823           12,625           66,448
                                           ============     ============     ============

                                                    Year ended December 31, 1995
                                           ----------------------------------------------
                                                              Effect of
                                                            acquisitions
                                             Historical   and dispositions   As adjusted
                                           ------------   ----------------   ------------
                                                       amounts in thousands
Revenue                                    $    521,050         (383,179)         137,871

Operating, selling, general and
    administrative expenses                    (475,533)         390,109          (85,424)

Stock compensation                               (2,183)              --           (2,183)

Depreciation and amortization                   (54,688)          50,803           (3,885)
                                           ------------     ------------     ------------

    Operating income (loss)                $    (11,354)          57,733           46,379
                                           ============     ============     ============

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 29% or $56 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase is primarily attributable to higher revenue from Encore, including the thematic multiplex services ("Multiplex"). During the year ended December 31, 1997, revenue from Encore increased as a result of higher revenue from TCI due to a higher number of units, the EMG Affiliation Agreement, and an increase in the number of Encore and Multiplex units distributed by other cable operators and direct broadcast satellites ("DBS") operators, when compared to the year ended December 31, 1996.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, increased 39% or $41 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. Programming costs for Encore and Multiplex increased $5 million for the year due to more recent programming being purchased. Encore incurred approximately $2 million for costs associated with the transition to digital technology during 1997. Increased national advertising for Encore was responsible for approximately $20 million of the increase during the year ended December 31, 1997 compared to 1996. Increased marketing support payments to distributors accounted for $13 million of the increase in operating, selling, general and administrative expenses for 1997 over 1996. The remaining increases in operating, selling, general and administrative expenses from the Entertainment and Information Programming Services was due to additional personnel and related costs supporting the overall growth of the businesses within Liberty Media Group.

         The increase in stock compensation of Entertainment and Information Programming Services for the year ended December 31, 1997, as compared to 1996, is due to an increase in Encore Media Group's stock compensation of $44 million (see note 11 to accompanying combined financial statements of Liberty Media Group).

         Revenue from Entertainment and Information Programming Services increased 39% or $54 million for the year ended December 31, 1996, compared to the year ended December 31, 1995 excluding the effect of acquisitions and dispositions. Revenue from Encore increased approximately $50 million from 1995 to 1996. Approximately $22 million of this increase was related to Multiplex. Multiplex units increased 103% from 6 million at December 31, 1995 to approximately 12.2 million units at December 31, 1996. Encore subscribers increased 39% to approximately 11 million at December 31, 1996 resulting in an increase in revenue of approximately $23 million in 1996. Average rates per subscriber were essentially unchanged during these periods. The remaining increase in Encore's revenue in 1996 was due to increased management fees from affiliates. The remaining increase in revenue for Entertainment and Information Programming Services is related to increases in revenue from affiliate fees from Southern and the increase in the STARZ Content Fees.

         Excluding the effect of acquisitions and dispositions, operating, selling, general and administrative expenses increased 23% or $19 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. Programming costs for Encore increased approximately $13 million primarily due to upgrading the quality of programming on all Encore and Multiplex channels. Charges for satellite transponder facilities and other related operating activities for Encore increased approximately $2 million during the year ended December 31, 1996 compared to 1995. The overall growth of Encore led to an increase of approximately $4 million in marketing and other general and administrative costs during the year ended December 31, 1996, as compared to 1995.

         The increase in stock compensation of Entertainment and Information Programming Services for the year ended December 31, 1996 compared to 1995 is due to an increase in stock compensation for Encore of approximately $14 million.

         Revenue from TCI Music contributed $23 million to the revenue from Entertainment and Information Programming Services for the year ended December 31, 1997. Additionally, revenue from STARZ! contributed $102 million to revenue for 1997. As discussed above, operations for TCI Music and STARZ! were not included in the combined financial results of Liberty Media Group for the year ended December 31, 1996. Operating, selling, general and administrative expenses for Entertainment and Information Programming Services for the year ended December 31, 1997 included $14 million from the operations of TCI Music and $148 million from the operations of STARZ!.

         Electronic Retailing Services

         This information reflects the results of HSN, which was included in the combined financial results of Liberty Media Group through the date of the HSN Merger. HSN's primary business is electronic retailing conducted by Home Shopping Club, Inc. ("HSC").

         For the year ended December 31, 1996, revenue from Electronic Retailing Services increased $64 million, or 7% as compared to 1995. Net sales reflected an increase of 11.5% in the number of packages shipped and a decrease of 8.5% in the average price per unit sold. The remaining increase in revenue was due to increases in sales by other HSN wholly-owned subsidiaries, Internet Shopping Network, Inc. ("ISN") and Vela Research, Inc. ("Vela"), which were offset by decreases related to the sale of assets of Ortho-Vent, Inc., a subsidiary of HSN Mail Order, Inc. ("Mail Order"), and decreases by HSN's infomercial joint venture. During April 1996, HSN sold a majority of its interest in its infomercial joint venture for $5.9 million to an affiliate of TINTA resulting in a $1.9 million pre-tax gain.

         For the year ended December 31, 1996, gross profit for Electronic Retailing Services increased $62 million, or 20%, compared to 1995. As a percentage of net sales, gross profit increased to 39% from 34%. Such increase was partially offset by combined decreases related to HSN's infomercial joint venture and Ortho-Vent, Inc.

         The dollar increases in HSN's and HSC's gross profit relate to the higher sales volume. The comparative increases in HSN's gross profit percentage relate to warehouse sales and other promotional events held during 1995 which reduced gross profit in these periods and a 1996 product sales mix which was composed of higher gross profit merchandise.

         Operating, selling, general and administrative expenses decreased $53 million, to 31% of sales in 1996, compared with 39% of sales in 1995. In late 1995 and the first quarter of 1996, management of HSN instituted measures aimed at streamlining operations primarily by reducing its work force and taking other actions to reduce operating expenses. These changes resulted in reductions in operating expenses in 1996 compared with the same period in 1995.

         Additionally, $4 million of the restructuring charges for the year ended December 31, 1995, represents costs incurred in connection with the closing of HSN's Reno, Nevada, distribution center, which was accomplished in June 1995. The decision to close the Reno distribution center was based on an evaluation of HSN's overall distribution strategy.

         Corporate Expenses

         The increase in corporate selling, general and administrative expense from 1996 to 1997 was primarily due to increased legal expenses. The increase from 1995 to 1996 was an increase in personnel costs and stockholder expenses. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the years ended December 31, 1997, 1996 and 1995, Liberty Media Group was allocated approximately $3 million each year in corporate general and administrative costs by TCI Group.

         Other Income and Expense

         Interest expense was $6 million, $17 million and $19 million in 1997, 1996 and 1995, respectively. Because the operations of HSN have not been included in the combined financial results of Liberty Media Group since December 20, 1996, interest expense related to HSN accounted for a decrease of $10 million in Liberty Media Group's interest expense for the year ended December 31, 1997 compared to 1996.

         Dividend and interest income was $48 million, $22 million and $12 million for the years ended December 31, 1997, 1996 and 1995, respectively. Dividends amounting to $13 million were received on a new series of 30 year non- convertible 9% preferred stock of Fox Kids Worldwide, Inc. ("FKW") (the "FKW Preferred Stock") beginning in August 1997. A full year of dividends amounting to $19 million on shares of a certain series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"), offset by the loss of dividends on TBS common stock, accounted for $11 million of the increase in 1997. Dividend income in 1996 increased compared to 1995 due to dividends amounting to $4.5 million received on the TW Exchange Stock in December of 1996.

         Liberty Media Group's share of losses of affiliates was $12 million in 1997 compared to earnings of $8 million in 1996.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery Communications, Inc. ("Discovery") decreased $30 million during the year ended December 31, 1997 compared to 1996. While Discovery's revenue increased by 30% in 1997, its earnings before interest, taxes, depreciation and amortization decreased by 36%, principally because of costs associated with launching new services (primarily Animal Planet), continuing investments in international services and the acquisition of the Nature Company. Additionally, expense from Discovery's executive compensation plan, which is based on a periodic valuation of Discovery, increased by 40% during 1997 compared to 1996 and interest expense for Discovery was 141% higher in 1997 than 1996.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC Inc. ("QVC") increased approximately $7 million during 1997 compared to 1996. QVC's revenue increased by 12% during the year ended December 31, 1997, resulting in a corresponding 12% increase in earnings before interest, taxes, depreciation and amortization over the year ended December 31, 1996. In the aggregate, interest expense, taxes, depreciation and amortization for QVC increased by 8% during 1997, resulting in a 32% increase in net income for QVC for the year ended December 31, 1997 compared to the year ended December 31, 1996.

         In addition, Liberty Media Group's share of earnings of affiliates attributable to its interest in Superstar/Netlink increased $8 million during 1997 compared to 1996. This increase is partially due to the timing of the formation of Superstar/Netlink which did not occur until April of 1996. Effective January 1, 1997, Liberty Media Group formed Your Choice TV, LLC ("YCTV") with Discovery and TCI Ventures Group. Liberty Media Group's share of losses of affiliates attributable to its interest in YCTV decreased Liberty Media Group's share of earnings by approximately $6 million for the year ended December 31, 1997. As described above, DMX was included in the combined financial results of Liberty Media Group beginning in July of 1997, resulting in the share of losses attributable to Liberty Media Group's interest in DMX decreasing by $13 million during 1997 compared to the year ended December 31, 1996. The share of losses of Liberty/TINTA was responsible for approximately $8 million of the decrease in share of earnings of affiliates from 1996 to 1997. Prior to 1997, Liberty Media Group had no obligation, nor intention, to fund Liberty/TINTA. During 1997, Liberty Media Group made the determination to provide funding to Liberty/TINTA in 1998 based on a specific plan. Consequently, Liberty Media Group's share of losses of Liberty/TINTA for the year ended December 31, 1997 includes previously unrecognized losses of Liberty/TINTA of approximately $4 million. Losses for Liberty/TINTA were not recognized in prior periods due to the fact that Liberty Media Group's investment in Liberty/TINTA had been reduced to zero.

         Liberty Media Group's share of earnings of affiliates was $8 million in 1996 compared to losses of $15 million in 1995.

         The increase in earnings in 1996 was partially due to the investment in Superstar/Netlink in April 1996 which contributed $11 million to the share of earnings for 1996. The decrease in losses of Courtroom Television Network ("Court TV") was responsible for approximately $19 million of the increase in earnings from 1995 to 1996. In August 1995, Liberty Media Group made an additional $29 million investment in Court TV which represented Liberty Media Group's pro rata share of capital calls made in prior years by the other partners of Court TV that Liberty Media Group had no obligation to fund. Due to the additional investment in Court TV, Liberty Media Group's share of losses of Court TV for the year ended December 31, 1995 includes $18 million of previously unrecognized losses of Court TV. Such losses were not recognized in prior periods due to the fact that Liberty Media Group's investment in Court TV had been reduced to zero.

         Earnings before interest, taxes and depreciation and amortization for QVC increased 18% in 1996 compared to 1995. Interest expense for QVC decreased approximately $10 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. Additionally, QVC recorded a one time charge in 1995 for compensation resulting from stock option redemptions. Consequently, Liberty Media Group's share of earnings in affiliates attributable to its interest in QVC increased $20 million in 1996 compared to 1995.

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

         Liberty Media Group's share of earnings in affiliates attributable to its interest in Discovery decreased by approximately $4 million in 1996 compared to 1995. Discovery's earnings before interest, taxes and depreciation and amortization increased 34% in 1996 compared to 1995 for its established businesses. This increase was almost entirely offset by increased losses before interest, taxes and depreciation and amortization of its developing businesses. Discovery also recorded increased depreciation and amortization on increased fixed assets resulting from a 1996 acquisition by Discovery and increased expense relating to an executive compensation plan.

         In August of 1997, Liberty Media Group contributed its holdings in International Family Entertainment, Inc. ("IFE") to FKW in exchange for the FKW Preferred Stock. As a result of the exchange, Liberty Media Group recognized a gain of approximately $304 million. See note 7 to the accompanying combined financial statements of Liberty Media Group.

         On October 10, 1996, Time Warner and TBS consummated a merger (the "TBS/Time Warner Merger") whereupon Liberty Media Group received approximately
50.6 million shares of TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, Liberty Media Group recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996.

         TCI VENTURES GROUP

         As of December 31, 1997, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in TINTA, which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 28% equity interest (representing a 41% voting interest) in Teleport Communications Group Inc. ("TCG"), a competitive local exchange carrier, and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) TCI's 39% equity interest (representing a 85% voting interest) in UVSG, which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of the Company which is a developer and distributor of for-profit education, training and communications services and products and National Digital Television Center, Inc. ("NDTC"), which provides digital compression and authorization services to programming suppliers and to video distribution outlets. The stocks of TINTA, TCG, @Home and UVSG are traded on the National Market tier of The Nasdaq Stock Market.

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

         In January 1997, TINTA reduced its voting interest in Flextech p.l.c. ("Flextech") to 50% by issuing to a nominee an irrevocable proxy (the "Flextech Proxy") to vote 960,850 Flextech ordinary shares ("Flextech Ordinary Shares") at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech, allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group. In connection with the associated dilution of TINTA's ownership interest in Flextech, the TCI Ventures Group recorded a $152 million increase to the carrying value of its investment in Flextech, a $66 million increase to combined equity, a $53 million increase to deferred taxes and a $33 million increase to minority interest in consolidated subsidiaries. No gain was recognized due to certain contingent obligations of TINTA. In light of TINTA's decreased voting interest in Flextech, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.


         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies ("Cablevision"). On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. (together with CEI, the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The 1997 transactions (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. Cash proceeds received by TINTA of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. TINTA recognized a gain of $49 million on the Cablevision Sale. TINTA will continue to have the right to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and all material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Buyers also purchased the additional 39% interest in Cablevision that TINTA had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the years ended December 31, 1997, 1996 and 1995:

                                                      1997                        1996                           1995
                                          --------------------------   --------------------------   --------------------------
                                                                       dollar amounts in thousands
         Revenue:
            UVSG (1) (2)                  $     507,598           52%  $       409,616         44%                --        --
            TINTA (3) (4) (5)                   219,834           22           314,560         34   $        190,533        59%
            ETC                                  84,956            9            90,598         10             49,994        15
            NDTC (6)                             94,247           10            74,881          8             53,393        16
            WTCI (7)                             36,197            4            31,857          4             31,877        10
            @Home                                 7,437            1               673         --                 --        --
            Corporate and other                  18,925            2             3,491         --                194        --
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     969,194          100%  $       925,676        100%  $        325,991       100%
                                          =============       ======   ===============     ======   ================    ======

         Operating, selling, general,
            administrative:
               UVSG (1) (2)               $     403,603           50%  $       342,544         41%                --        --
               TINTA (3) (4) (5)                144,445           18           282,355         34   $        165,389        59%
               ETC                              108,665           13           107,785         13             51,360        18
               NDTC                              58,385            7            44,171          5             30,867        11
               WTCI                              24,665            3            19,530          2             19,399         7
               @Home                             49,049            6            23,950          3              2,845         1
               Corporate and other               25,744            3            13,563          2              9,361         4
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     814,556          100%  $       833,898        100%  $        279,221       100%
                                          =============       ======   ===============     ======   ================    ======
         Depreciation, amortization,
            stock compensation and
            other non-cash charges:
               UVSG (1) (2)               $      35,371            7%  $        29,775         21%                --        --
               TINTA (3) (4) (5)                 70,513           14            55,562         39   $         36,360        45%
               ETC                               21,035            4             4,953          4              3,900         5
               NDTC                              33,142            6            28,776         20             18,737        24
               WTCI                               8,942            2            10,595          7             10,164        13
               @Home (8)                        180,483           36             1,774          1                 21        --
               Corporate and other (9)          155,446           31            10,900          8             10,529        13
                                          -------------       ------   ---------------     ------   ----------------    ------
                                          $     504,932          100%  $       142,335        100%  $         79,711       100%
                                          =============       ======   ===============     ======   ================    ======
         Operating income (loss):
            UVSG (1) (2)                  $      68,624          (10)  $        37,297        (10)                --       (10)
            TINTA (3) (4) (5)                     4,876                        (23,357)             $        (11,216)
            ETC                                 (44,744)                       (22,140)                       (5,266)
            NDTC                                  2,720                          1,934                         3,789
            WTCI                                  2,590                          1,732                         2,314
            @Home (8)                          (222,095)                       (25,051)                       (2,866)
            Corporate and other                (162,265)                       (20,972)                      (19,696)
                                          ------------                 ---------------              ----------------
                                          $    (350,294)               $       (50,557)             $        (32,941)
                                          =============                ===============              ================


--------------

         (1) On January 25, 1996, the stockholders of UVSG adopted an agreement and plan of merger dated as of July 10, 1995, as amended. The results of operations of UVSG have been combined with those of the TCI Ventures Group since January 25, 1996.

         (2) Effective April 1, 1996, UVSG and the Liberty Media Group contributed their retail C-band home satellite dish business assets, obligations and operations, to a new entity owned 50% each by UVSG and Liberty Media Group. The operations of Superstar/Netlink have been consolidated effective April 1, 1996, with the operating results of UVSG as UVSG has voting control over Superstar/Netlink.

         (3) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of Oeste Cable Color S.A. ("OCC"). In accordance with the purchase method of accounting OCC has been included in Cablevision's consolidated statements since the acquisition date.

         (4) As described above, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. As a result, TINTA's results of operations for the year ended December 31, 1997 do not include Flextech's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Flextech that were included in TINTA's results of operations for the years ended December 31, 1996 and 1995:

                                                             Years ended December 31,
                                                                1996          1995
                                                             ---------     ---------
                                                               amounts in thousands
                      Revenue                                $  94,397        49,092
                      Operating costs and expenses before
                           depreciation and amortization
                                                              (131,182)      (63,176)
                      Depreciation and amortization             (8,042)       (5,009)
                                                             ---------     ---------

                      Operating loss                         $ (44,827)    $ (19,093)
                                                             =========     =========

         (5) As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. As a result, effective October 1, 1997, TINTA's results of operations no longer include Cablevision's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Cablevision that were included in TINTA's results of operations for the periods indicated:

                                                                               April 25, 1995
                                      Nine months ended      Year ended            through
                                      September 30, 1997  December 31, 1996   December 31, 1995
                                      ------------------  -----------------   -----------------
                                                amounts in thousands
                 Revenue                $      173,517            189,548            118,864
                 Operating costs and
                    expenses before
                    depreciation and
                    amortization              (105,020)          (114,139)           (69,258)
                 Depreciation and
                    amortization               (40,882)           (41,429)           (25,060)
                                        --------------     --------------     --------------

                 Operating income       $       27,615             33,980             24,546
                                        ==============     ==============     ==============



         (6) A significant number of NDTC's major customers are affiliates of TCI, and NDTC derives a substantial portion of its revenue from such affiliated companies. For the years ended December 31, 1997, 1996 and 1995 revenue from services provided to TCI and its consolidated subsidiaries accounted for 41%, 34% and 39%, respectively, of NDTC's total revenue.

         (7) For each of the years ended December 31, 1997, 1996 and 1995, WTCI's six largest customers accounted in the aggregate for approximately 65%, 70% and 70%, respectively, of WTCI's consolidated gross revenue. WTCI's six largest customers' master service contracts all contain many service orders with remaining terms varying from 1 month to approximately 15 months.

         (8) During the fourth quarter of 1997, @Home recorded a non-cash charge of $172.6 million to operations based on the fair value of 7,875,784 shares of @Home's Series A common stock which were underlying certain exercisable warrants. For additional information concerning such warrants, see note 9 to the accompanying combined financial statements of TCI Ventures Group.

         (9)     Amount includes stock compensation expense of $124 million.

         (10)    Not meaningful.

         Revenue

         Revenue increased by $44 million or 5% during the year ended December 31, 1997 as compared to 1996. Revenue increased by $600 million or 184% during the year ended December 31, 1996 as compared to 1995. The 1997 increase is largely attributable to increases of UVSG and NDTC that were partially offset by decreases due to the deconsolidation of Flextech and Cablevision. The 1996 increase is primarily attributable to the effects of acquisitions.

         Revenue from UVSG increased by $98 million or 24% during the year ended December 31, 1997 as compared to the corresponding prior year period. Such increase is due primarily to (i) $40 million of additional revenue attributable to Netlink's retail operations which have been included in Superstar/Netlink since April 1, 1996, (ii) the inclusion of UVSG for twelve months in 1997 versus eleven months in 1996, (iii) increases in UVSG's program promotion and guide services business of $13 million, (iv) a $10 million growth in the revenue of Superstar/Netlink and (v) a $6 million increase in revenue from UVSG's software development and systems integration services.

         UVSG revenue of $410 million for the year ended December 31, 1996 represents in excess of two-thirds of the combined increase in revenue for 1996. Such increase is principally the result of the acquisition in January of 1996 of UVSG by the TCI Ventures Group. Additionally, such 1996 increase reflects $121 million of additional revenue resulting from Superstar/Netlink.

         TINTA revenue decreased by $95 million or 30% during the year ended December 31, 1997 as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Flextech and Cablevision in 1997.

         TINTA revenue increased $124 million or 65% during the year ended December 31, 1996 as compared to the corresponding prior year period. Such increase was comprised of an increase in cable revenue of $78 million or 55% and an increase in programming revenue from Flextech of $46 million or 97% during the year ended December 31, 1996. The increase in cable revenue is primarily attributable to the effect of the acquisition of Cablevision and OCC. A significant component of the increase in programming revenue is attributable to acquisitions made by Flextech in 1996.

         Revenue from ETC increased $41 million or 81% from 1995 to 1996. Such increase is attributable to the June 1995 acquisition of CareerTrack, Inc.

         Operating Costs and Expenses

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased by $19 million or 2% during the year ended December 31, 1997 as compared to 1996. Operating costs and expenses, excluding depreciation and amortization and stock compensation, increased by $555 million or 199% during the year ended December 31, 1996 as compared to 1995. The 1997 change is attributable to decreases due to the deconsolidation of Flextech and Cablevision which were partially offset by increased costs of UVSG and NDTC. The 1996 increase is primarily attributable to the effects of acquisitions.

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges from UVSG increased $61 million or 18% during the year ended December 31, 1997 as compared to 1996. Such increase is primarily attributable to Netlink's retail operations which have been included in Superstar/Netlink since April 1, 1996, the inclusion of UVSG for twelve months in 1997 versus eleven months in 1996 and increased personnel costs resulting from the growth in UVSG's program promotion and guide services business.

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges from UVSG represents 62% of the combined increase in operating costs and expenses for 1996. Such increase is principally the result of the acquisition in January of 1996 of UVSG by the TCI Ventures Group. Additionally, the 1996 increase reflects $110 million of additional expense resulting from Superstar/Netlink.

         TINTA operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased $138 million or 49% for the year ended December 31, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Flextech and Cablevision in 1997.

         TINTA operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges increased $117 million or 71% for the year ended December 31, 1996, as compared to the corresponding prior year period. TINTA programming costs and expenses increased $64 million during 1996, a 103% increase. Such increase is attributable to acquisitions made by Flextech in 1996 and higher programming and stock compensation costs during 1996. TINTA cable costs and expenses increased $44 million or 48% during the year ended December 31, 1996, primarily as a result of the acquisitions of Cablevision and OCC, and increased programming costs.

         During 1996, TINTA revised its estimate of future revenue to be earned from certain programming rights. As a result of such revisions, TINTA recorded an adjustment of $9 million in 1996 to reduce the carrying value of the affected programming rights.

         Operating costs and expenses from ETC, excluding depreciation and amortization, increased $56 million or 110% from 1995 to 1996. The 1996 increase is attributable to the June 1995 acquisition of CareerTrack, Inc.

         During 1997, @Home recorded a non-cash charge of $172.6 million to operations based on the fair value of 7,875,784 shares of @Home's Series A common stock which were underlying certain exercisable warrants. For additional information concerning such warrants, see note 9 to the accompanying combined financial statements of TCI Ventures Group.

         In addition, ETC recorded a $15 million charge to operations during 1997 for the impairment of certain of its intangible assets.

         Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs TCI Ventures Group would incur for comparable services on a stand alone basis. During the years ended December 31, 1997, 1996 and 1995, TCI Ventures Group was allocated $10 million, $8 million and $4 million, respectively, in corporate general and administrative costs by TCI Group.

         Stock compensation expense increased $149 million and decreased $12 million during 1997 and 1996, respectively. Such amounts represent changes in TCI Ventures Group's stock compensation liability. TCI Ventures Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted (i) by TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and
(ii) by TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to stock appreciation rights has been recorded through December 31, 1997 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised.

         The $26 million or 17% and $74 million or 99% increases in depreciation and amortization expense during the years ended December 31, 1997 and 1996, respectively, are the result of increases in the TCI Ventures Group's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions, as described above, and capital expenditures. Such increases in 1997 were partially offset by the effects of the deconsolidation of Flextech and Cablevision.

         Other Income and Expense

         The TCI Ventures Group's share of losses from its investment in the PCS Ventures was $493 million, $133 million and $34 million during the years ended December 31, 1997, 1996 and 1995, respectively. The PCS Ventures include Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnership"), and PhillieCo Partnership I, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The TCI Ventures Group has a 30% interest as a partner in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. The increases in the share of losses are attributed primarily to selling, general and administrative costs associated with Sprint Spectrum's efforts to increase its customer base and Sprint Spectrum's share of losses in American PCS L.P. It is expected that Sprint PCS will continue to incur significant operating losses and significant negative cash flow from operating activities during the next several years while it expands its PCS network and builds its customer base. Sprint PCS's operating profitability will depend upon many factors, including, among others, its ability to market its products and services successfully, achieve its projected market penetration, manage customer turnover rates effectively and price its products and services competitively. There can be no assurance that Sprint PCS will achieve or sustain operating profitability or positive cash flow from operating activities in the future. If Sprint PCS does not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, it may not be able to meet its debt service requirements.

         Telewest Communications plc ("Telewest"), an entity in which the TCI Ventures Group has a 26.6% indirect interest, has incurred losses since its inception. The TCI Ventures Group's share of Telewest's net losses increased $36 million or 33% and $39 million or 56% during 1997 and 1996, respectively. Such increases are primarily attributable to (i) increases in interest expense due to an increase in Telewest's outstanding debt balances, (ii) increases in depreciation and amortization resulting from Telewest's construction of cable television and telephony networks which has increased Telewest's assets that are subject to depreciation and (iii) changes in foreign currency transaction losses. In connection with a previous merger transaction, Telewest issued United States (sometimes referred to herein as the "U.S.") dollar denominated senior debentures (the "Telewest Debentures"). Changes in the exchange rate used to translate the Telewest Debentures into United Kingdom ("U.K.") pounds sterling ("L.") and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of $(39 million), $2 million and $(23 million) during 1997, 1996 and 1995, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         The share of losses from the TCI Ventures Group's investment in TCG was $66 million for the year ended December 31, 1997 which represents a $15 million increase as compared to 1996. The share of losses from TCG was $51 million for the year ended December 31, 1996 which represents an increase of $21 million, as compared to the share of losses of $30 million for the year ended December 31, 1995. The increases in the share of losses are largely attributed to costs incurred by TCG in the expansion of their local telecommunications networks, increased depreciation expense and increased interest expense partially offset by an increase in telecommunications services revenue attributed to increased sales of services in existing and new markets. TCG has incurred net losses since its inception due to the acquisition, installation, development and expansion of its existing and new telecommunications networks and the associated initial operating expenses of such networks. These networks generally incur negative cash flow from operating activities and operating losses until an adequate customer base and revenue stream for such networks have been established. In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T Corporation ("AT&T"). Upon consummation of such merger, TCI would receive in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T common stock, which shares would be attributed to the TCI Ventures Group. The transaction is subject to a number of regulatory and other conditions, accordingly, there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all. In the event the AT&T transaction is completed, the TCI Ventures Group would account for its investment in AT&T using the cost method.

         As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The TCI Ventures Group's share of losses from Cablevision was $3 million from October 1, 1997 through December 31, 1997.

         The TCI Ventures Group's share of the losses of affiliates other than the PCS Ventures, Telewest, TCG and Cablevision (the "Other Affiliates") increased $36 million or 48% and $14 million or 23% during the years ended December 31, 1997 and 1996, as compared to the corresponding prior year periods. The 1997 increase is attributable to increased losses of Jupiter Programming Co., Ltd., Jupiter Telecommunications, Co., Ltd., MultiThematiques S.A., Liberty/TINTA LLC and Asia Business News (Singapore) PTE Ltd. ("ABN"). TCI Ventures Group expects that such entities will continue to incur losses as they continue to expand their operations and/or launch new services. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, ABN will no longer be accounted for under the equity method of accounting. In addition, as described above, TCI Ventures Group, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. The majority of the 1996 increase is attributable to (i) increased losses of certain of its affiliates in 1996 and (ii) the TCI Ventures Group's share of losses of affiliates that were acquired in 1996 and late 1995. For additional information, see note 13 to the accompanying combined financial statements of TCI Ventures Group.

         Interest income decreased $16 million or 53% and increased $15 million or 97% during the years ended December 31, 1997 and 1996, respectively. Such changes are primarily due to changes in the outstanding balance on amounts loaned to TCI.

         Interest expense increased $3 million or 5% and $9 million or 23% during the years ended December 31, 1997 and 1996, respectively, as a result of increases in the outstanding debt balance and increases in capital lease obligations. The 1996 increase in the outstanding debt balance is primarily attributable to the issuance of the Debentures.

         In April 1997, @Home issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997 @Home completed an initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for cash proceeds of approximately $100 million. As a result of @ Home's issuance of preferred stock and the @Home IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39%. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a non-cash gain of $60 million.

         On July 18, 1995, TINTA completed an initial public offering (the "TINTA IPO") in which 20,000,000 shares of TINTA's Series A common stock were sold to the public for net proceeds of approximately $301 million. In connection with the TINTA IPO, the TCI Ventures Group recognized a gain of $123 million.

         In February 1997, TSX Corporation ("TSX"), an equity affiliate of the TCI Ventures Group, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with this transaction, the TCI Ventures Group recognized a $29 million gain (before deducting deferred income taxes of $11 million) representing the difference between the fair value of the Antec shares received and the carrying value of its investment in TSX at the date of the transaction. The TCI Ventures Group accounts for its investment in Antec using the cost method.

         During 1997, TCG issued approximately 6.6 million shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock for such acquisitions was approximately $123 million. In addition, effective November 5, 1997, TCG consummated a public offering of 17.2 million shares of its Class A common stock. Of the 17.2 million shares, 7.3 million shares were offered by TCG and 9.9 million shares were offered by MediaOne of Delaware, Inc. (formerly Continental Cablevision, Inc., "MediaOne"). TCG did not receive any proceeds from the sale of shares by MediaOne, which represented all of MediaOne's interest in TCG. TCG received net proceeds from its sale of shares pursuant to the above offering of $318 million (after deducting expenses and fees). TCG conducted an initial public offering on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock for aggregate net proceeds of approximately $410 million. In connection with the dilution of the TCI Ventures Group's ownership interest in TCG that occurred in connection with the above transactions, the TCI Ventures Group recognized gains aggregating $112 million and $12 million (before deducting deferred income tax expense of approximately $44 million and $5 million, respectively) during the years ended December 31, 1997 and 1996, respectively.

         In connection with the dilution of the TCI Ventures Group's ownership interest in Telewest that occurred in connection with a 1995 merger transaction, TCI Ventures Group recognized a gain of $165 million (before deducting the related tax expense of $58 million) during the year ended December 31, 1995. During 1996, the TCI Ventures Group also recognized a gain of $258,000 in connection with the issuance of stock by Telewest.

         The TCI Ventures Group recognized net gains upon the disposition of assets of $117 million, $80 million and $49 million during 1997, 1996 and 1995, respectively. The 1997 gain is primarily attributable to (i) a $49 million gain on the Cablevision Sale and (ii) a $58 million gain on the sale of TINTA's indirect 13% interest in Sky Network Television New Zealand, Ltd. ("Sky"). TINTA owned its interest in Sky through a 25.5% interest in HKP Partners of New Zealand. The 1996 gain is attributable to the sale of certain investments for aggregate proceeds of $73 million. The 1995 gain is attributable to the sale of the cable television subsidiaries of IVS Cable Holdings Limited, a subsidiary of Flextech.

         The minority interests' share of net losses (earnings) was $95 million, $28 million and $(15 million) during the years ended December 31, 1997, 1996, and 1995, respectively. Such amounts are comprised of the minority interests' share of losses (earnings) for @Home, UVSG and TINTA.

         The TCI Ventures Group recognized realized and unrealized foreign currency transaction gains (losses) of $224,000, $7 million and $(3 million) during the years ended December 31, 1997, 1996, and 1995, respectively. Such gains (losses) resulted primarily from the remeasurement into the U.S. dollar of (i) a French franc denominated obligation to make capital contributions to MultiThematiques S.A. and (ii) the UK pound denominated intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

         During 1997 and 1996, holding losses on certain available-for-sale securities were determined to be other than temporary. Accordingly, the TCI Ventures Group recognized losses of $1 million and $59 million during 1997 and 1996, respectively, in connection with the impairment of such securities.

         Net Earnings (Losses)

         The TCI Ventures Group reported net earnings (losses) of $(601 million), $(258 million) and $60 million during the years ended December 31, 1997, 1996 and 1995, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating $289 million, $92 million and $336 million during 1997, 1996 and 1995, respectively. TCI Ventures Group would have reported net losses in all periods presented excluding the impact of such gains. With the exception of UVSG, WTCI and TINTA's Puerto Rico subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective subscriber bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

         LIQUIDITY AND CAPITAL RESOURCES

         TCI GROUP

         In January 1997, TCI Group acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that TCI Group did not previously own and certain additional assets for aggregate consideration of approximately $970 million. TCI Group issued approximately 16 million shares of TCI Group Series A Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition. Prior to the acquisition date, TCI Group accounted for its 50% interest in TKR Cable under the equity method. This acquisition has been treated as a step acquisition for accounting purposes. Accordingly, the results of operations of TKR Cable have been combined with those of TCI Group since the date of acquisition and TCI Group's aggregate cost basis in TKR Cable has been allocated to TKR Cable's assets and liabilities based on their fair values.

         During the year ended December 31, 1997, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock and 330,902 shares of TCI Group Series B Stock at an aggregate cost of $72.9 million.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI and a member of the TCI Group, merged with and into Kearns-Tribune Corporation ("Kearns-Tribune"). The merger was valued at approximately $808 million. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Immediately following the merger, Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash. The merger of Kearns-Tribune has been accounted for by the purchase method. Accordingly, the results of operations of Kearns-Tribune have been combined with those of TCI Group since the date of acquisition, and TCI Group has recorded Kearns-Tribune's assets and liabilities at fair value.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Group paid $134 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 12 to the accompanying combined financial statements of TCI Group.

         During the fourth quarter of 1997, TCI Group entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI Group has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of the Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of December 31, 1997, the Equity Swap Facility has acquired 345,000 shares of TCI Group Series A Stock and 380,000 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $3 million less than the fair value of such Equity Swap Shares at December 31, 1997.

         Prior to July 1, 1997, TCI Group had a 50.1% partnership interest in QE+, a limited partnership interest which distributes "STARZ!," a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, EMC (at the time a 90%-owned subsidiary of TCI and a member of Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned STARZ Content Fees for certain services provided to QE+ equal to 4% of the gross revenue of QE+. Such STARZ Content Fees aggregated $4 million, $4 million and $1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         During July 1997, TCI Group, Liberty Media Group, and the 10% minority holder of EMC, entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and STARZ! were contributed to Encore Media Group. Upon completion of the transaction, Liberty Media Group owned 80% of Encore Media Group and TCI Group owned the remaining 20%. In connection with these transactions the 10% minority interest in EMC was exchanged for approximately 2.4 million shares of Liberty Group Series A Stock.

         Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for (i) the contribution of its 49.9% interest in QE+,
(ii) the contribution of EMC, (iii) the issuance of a $307 million note payable to TCI Group (the "EMG Promissory Note "), (iv) the cancellation and forgiveness of amounts due for STARZ! Content Fees and (v) the termination of an option to increase Liberty Media Group's ownership interest in QE+.

         TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for the contribution of TCI Group's 50.1% ownership interest in QE+ and certain capital contributions made by TCI Group to QE+. In addition, TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

         Upon formation of Encore Media Group, TCI Group ceased to include QE+ in its combined financial statements, and began to account for its investment in Encore Media Group using the equity method of accounting. The EMG Promissory
Note is included in amounts due from related parties.

         Effective December 31, 1997, Liberty Media Group and TCI Group agreed to amend the above transactions. Pursuant to the amendment, the above-described series of transactions were rescinded, retroactive to July 1, 1997. Such rescission was given effect as of December 31, 1997 for financial reporting purposes. Simultaneously, Liberty Media Group and TCI Group entered into a new agreement whereby the EMG Affiliation Agreement was amended to permanently reduce the monthly fixed amounts for the life of the contract. TCI Group's 20% ownership interest in Encore Media Group was eliminated and the EMG Promissory Note was reduced by $32 million. The amounts to be paid to Encore Media Group pursuant to the EMG Affiliation Agreement were reduced to amounts which reflect current market prices.

         Due to the related party nature of the above-described transactions, the $133 million excess of the consideration received over the carryover basis of the assets transferred (including a deferred tax asset of $98 million) was reflected as a decrease to combined deficit.

         TCI Group's fixed annual commitments (as adjusted) pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         In January 1998, the TCI Ventures Group's interest in DigiVentures, LLC ("DigiVentures") was assigned to TCI Group. In connection therewith, TCI Group assumed DigiVenture's capital lease obligations totaling $176 million and paid $7 million in cash to TCI Ventures Group.

         On March 4, 1998, TCI Group contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI Group has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI Group's debt. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         Including the above-described CSC transactions and another transaction that closed in February 1998, TCI Group, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.8 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCI Group will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to TCI Group's debt, annual revenue and annual operating income before depreciation, amortization and stock compensation of approximately $4.6 billion, $1.7 billion and $783 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         On July 31, 1996, pursuant to certain agreements entered into among TCI Communications, Inc. ("TCIC"), a subsidiary of TCI and a member of the TCI Group, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of TCI Group Series A Stock, or in any combination of the foregoing. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been combined with those of TCI Group since the date of acquisition, and TCI Group recorded TCI Pacific's assets and liabilities at fair value.

         At December 31, 1997, TCI Group had approximately $1.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCI Group's continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 8 to the accompanying combined financial statements of TCI Group for additional information regarding the material terms of the lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, stock compensation and other non-cash charges) ($2,766 million, $2,016 million and $1,925 million 1997, 1996 and 1995, respectively) to interest expense ($1,105 million, $1,029 million and $969 million in 1997, 1996 and 1995, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 250%, 196% and 199% for 1997, 1996 and 1995, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, TCI Group's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($1,595 million, $1,004 million and $1,029 million in 1997, 1996 and 1995, respectively) generally reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         Amounts expended by TCI Group for its investing activities exceeded net cash provided by operating activities during the years ended December 31, 1996 and 1995. However, during the year ended December 31, 1997, TCI Group's net cash provided by operating activities exceeded amounts expended by its investing activities. The amount of capital expended by TCI Group for property and equipment was $538 million during 1997, as compared to $1,834 million and $1,591 million during 1996 and 1995, respectively. In light of TCI Group's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers to digital video services, TCI Group anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCI Group estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCI Group expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCI Group cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         In the event TCI Group is unable to achieve such objectives, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, attributable to TCI Group, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $191 million at December 31, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has agreed to make fixed monthly payments to Liberty Media Group pursuant to the EMG Affiliation Agreement. The fixed annual commitments increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         TCI Group is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, TCI Group is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         During the third quarter of 1997, TCI Group committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of December 31, 1997, the amount of such obligations or guarantees was approximately $120 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, NDTC, a subsidiary of TCI and a member of TCI Ventures Group, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         TCI Group's various partnerships and other affiliates accounted for by the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by TCI Group), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) paid fixed interest rates and received variable interest rates through December 1997 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at December 31, 1997 (the "Variable Rate Agreements"). During the years ended December 31, 1997, 1996 and 1995, TCI Group's net payments pursuant to the Fixed Rate Agreements were $7 million, $14 million and $13 million, respectively; and TCI Group's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $15 million, and (less than $1 million), respectively. At December 31, 1997, all of TCI Group's Fixed Rate Agreements had expired.

         During the year ended December 31, 1996, TCI Group terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. TCI Group received $16 million upon such terminations. TCI Group will amortize such termination settlement over the remainder of the original terms of such Variable Rate Agreements.

         In addition to the Variable Rate Agreements, TCI Group entered into an Interest Rate Swap in September 1997 pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at December 31, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at December 31, 1997) on a notional amount of $400 million through September 2000. During the year ended December 31, 1997, TCI Group's net receipts pursuant to such agreement aggregated less than $1 million. At December 31, 1997, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swap.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of December 31, 1997. See note 8 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         At December 31, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,104 million (or 43%) of fixed rate debt and $8,002 million (or 57%) of variable-rate debt.
Accordingly, in an environment of rising interest rates, TCI Group expects that it would experience an increase in interest expense.

         Approximately twenty-five percent of the franchises held by TCI Group, involving approximately 4.8 million basic customers, expire within five years. In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the Cable Acts and other applicable federal, state and local law. Such provisions establish an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet established standards.
TCI Group believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         During 1997, TCI Group has continued to experience a competitive impact from medium power and high power DBS operators that use high frequencies to transmit signals that can be received by home satellite dishes ("HSDs") much smaller in size than traditional HSDs. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and TCI Group expects that competition from DBS will continue to increase. However, TCI Group is unable to predict what effect such competition will have on TCI Group's financial position.

         LIBERTY MEDIA GROUP

         Liberty Media Group's source of funds include its available cash balances, net cash provided by operating activities, cash distributions from affiliates, dividend and interest receipts, proceeds from asset sales, availability under certain credit facilities, and loans and/or equity contributions from TCI Group. To the extent cash needs of Liberty Media Group exceed cash provided by Liberty Media Group, TCI Group may transfer funds to Liberty Media Group. Conversely, to the extent cash provided by Liberty Media Group exceeds cash needs of Liberty Media Group, Liberty Media Group may transfer funds to TCI Group.

         Effective February 6, 1998, the Company issued the 1998 Liberty Stock Dividend which consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The 1998 Liberty Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the 1998 Liberty Stock Dividend.

         During the year ended December 31, 1997, pursuant to a stock repurchase program approved by the Board, Liberty Media Group repurchased 916,500 shares of Liberty Group Series A Stock in open market transactions and 219,937 shares of Liberty Group Series A Stock from the spouse of an officer and director of TCI at an aggregate cost of $18,239,000.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI attributed to TCI Group merged with and into Kearns- Tribune. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million.

         During the third quarter of 1997, Liberty Media Group commenced a tender offer (the "Liberty Tender Offer") to purchase up to an aggregate of
22.5 million shares of Liberty Group Stock at a price of $20 per share through October 3, 1997. During the fourth quarter of 1997, Liberty Media Group repurchased 21.7 million shares of Liberty Group Series A Stock and 82,074 shares of Liberty Group Series B Stock at an aggregate cost of approximately $435 million pursuant to the Liberty Tender Offer. All of the above described purchases are reflected as a reduction of combined equity in the accompanying combined financial statements of Liberty Media Group.

         On January 12, 1998, TCI purchased 12.4 million shares of UVSG Series A common stock held by Lawrence Flinn, Jr., UVSG's Chairman Emeritus, in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%.

         On February 17, 1998, TCI, Liberty Media Group and UVSG announced that UVSG agreed to acquire Liberty Media Group's interest in Superstar/Netlink and Liberty Media Group's interest in Netlink in a tax free stock transaction. In exchange for such interests, UVSG will issue 6.4 million shares of UVSG Series A common stock to Liberty Media Group. As a result of such transaction, TCI's collective interest in UVSG will increase to 77%, 29% of which is attributable to Liberty Media Group and 48% of which is attributed to TCI Ventures Group. No assurance can be given that such transaction will be consummated.

         In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement. Pursuant to the Contribution Agreement, effective as of the closing of the DMX Merger: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62.5 million shares of TCI Music Series B Common Stock and a promissory note in the amount of $40 million (the "TCI Music Note"), (ii) until December 31, 2006, certain subsidiaries of TCI transferred to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX Music services under affiliation agreements currently in effect (the "Contributed Net DMX Revenue"), (iii) TCI contributed to TCI Music certain commercial digital DMX tuners that are not in service as of the effective date of the DMX Merger (the "Contributed Tuners"), and (iv) TCI granted a Right to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger.

         Subsequently, TCI Music and TCI entered into an Amended and Restated Contribution Agreement to be effective as of July 11, 1997 (the "Amended Contribution Agreement") which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver to TCI Music monthly payments (subject to inflation and other adjustments) through 2017.

         On June 24, 1997 Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern Satellite Systems, Inc. ("Southern") and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option"). Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. Such amount has been reflected as a deferred option premium in the accompanying combined financial statements of Liberty Media Group. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213 million, which was paid in cash, together with the assumption of certain liabilities on January 2, 1998. (See note 6 to the accompanying combined financial statements). Subsequent to the exercise of the Southern Option, cash provided by operating activities of Southern is no longer available as a source of cash for Liberty Media Group.

         Encore Media Group's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. Additionally, subsequent to the sale of Netlink to UVSG, cash provided by operating activities of Netlink will no longer be available as a source of cash for Liberty Media Group. Although no assurance can be given, cash provided by operating activities of Southern and Netlink have been a significant source of cash for Liberty Media Group. Cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments, availability under its credit facilities and available cash balances should provide adequate cash to meet its obligations.

         As of December 31, 1997, Liberty Media Group holds approximately 57 million shares of the TW Exchange Stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. Liberty Media Group received $19 million and $4.5 million in cash dividends for the years ended December 31, 1997 and 1996, respectively. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid. Liberty Media Group received $13 million in cash dividends on the FKW Preferred Stock during the year ended December 31, 1997. The FKW Preferred Stock is a 30 year non-convertible 9% preferred stock with a stated value of $345 million.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million. Borrowings of $292 million were outstanding at December 31, 1997. As security for this indebtedness, Liberty Media Group pledged a portion of its TW Exchange Stock. During 1997, Encore Media Group obtained a new $625 million senior, secured facility (the " EMG Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. No borrowings were outstanding on the EMG Senior Facility at December 31, 1997. The EMG Senior Facility serves to replace an EMC bank credit facility which was terminated. On December 30, 1997, TCI Music entered into a revolving loan agreement which provides for borrowings of up to $100 million. Borrowings of $53 million were outstanding at December 31, 1997.

         Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Stock for the benefit of entities included within the TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Including Rights held by subsidiaries of TCI that are not members of the Liberty Media Group, the obligation under the Rights Agreement could be as high as $85 million.

         It is anticipated that the EMG Promissory Note will be repaid during the first quarter of 1998.

         As of December 31, 1997, Liberty Media Group was not exposed to material near-term losses in future earnings, fair values, or cash flows resulting from derivative financial instruments.

         Liberty Media Group has guaranteed capital contributions to a joint venture entered into by Encore International, Inc. ("EI"). The amount of the guarantee at December 31, 1997 is approximately $11 million and is automatically reduced as EI makes capital contributions or advances to the joint venture.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of December 31, 1997, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $695 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group.
Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         Due to the high costs of first-run movie programming, the operations of STARZ! generate a significant operating loss. However, the operating loss should be reduced as revenue increases. Although no assurance can be given, Encore Media Group should have sufficient cash from operations of Encore and Multiplex, as well as availability under its credit facility to meet the needs of their costs of programming.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, Liberty Media Group paid $64 million during the first quarter of 1998 for its allocated share of the Call Payments. See note 10 to the accompanying combined financial statements of Liberty Media Group.

         In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, a New York general partnership ("USA Networks") to HSNI and Universal contributed the remaining 50% interest in USA Networks and its domestic television production and distribution operations to HSNI. In connection with the Universal Transaction, Universal, HSNI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of HSNI, (ii) the purchase and sale or other transfer of voting securities of HSNI, including securities convertible or exchangeable for voting securities of HSNI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal (i) was issued 3,190,000 shares of HSNI's Class B Common Stock, 3,560,000 shares of HSNI's Common Stock and 54,327,170 common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of HSNI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), 36,810,000 of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued 589,161 shares of HSNI's Class B Common Stock, representing all of the remaining shares of HSNI's Class B Common Stock issuable pursuant to Liberty Media Group's Contingent Right. Of such shares, 400,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV"), a newly-formed entity having substantially the same terms as BDTV-I and BDTV-II (with the exception of certain transfer restrictions). In addition, Liberty Media Group purchased 5 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANI LLC by June 30, 1998 in exchange for an aggregate of 7,500,000 LLC Shares and/or shares of HSNI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of HSNI's Common Stock.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of HSNI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in HSNI that they had immediately prior to such issuances. In addition, with respect to issuances of HSNI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in HSNI that it had immediately prior to such issuances. In addition, HSNI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $40 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $40 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $40 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         The FCC has initiated a number of rulemakings to implement various provisions of the 1996 Telecom Act. Among other things, the 1996 Telecom Act also requires the FCC to establish rules and implementation schedules to ensure that video programming is fully accessible to the hearing impaired through closed captioning. On August 22, 1997, the FCC released new rules which will require substantial closed captioning over an eight to ten year phase in period with only limited exceptions. As a result, Liberty Media Group's programming interests are expected to incur significant additional costs for closed captioning. A number of parties petitioned the FCC to reconsider various provisions of these rules, and such petitions remain pending.

         On August 1, 1997, the United State Copyright Office released a "Review of the Copyright Licensing Regimes Covering Retransmission of Broadcast Signals" in response to a request from the Chairman of the United States Senate Committee on the Judiciary. The Copyright Office recommended a number of significant changes in the laws regulating the copyright licensing of broadcast retransmissions which, if adopted, would have a significant impact upon Netlink. Congressional committees have held and scheduled hearings on such recommendations.

         On October 28, 1997, the Librarian of Congress (the "Librarian") announced final rules increasing the monthly copyright royalty fee for the secondary transmission of superstations and network stations by satellite carriers, such as Netlink, to 27 cents per subscriber for distant superstations and network stations. Those monthly fees had been 17.5 cents for superstations and 6 cents for network stations. The copyright royalty fees for Netlink were approximately $3 million for each of the three years ended December 31, 1997. The Librarian adopted the royalty fees which had been recommended by the Copyright Arbitration Royalty Panel (the "Panel") in a report submitted to the Librarian. Although the Panel has recommended that the new fees be effective as of July 1, 1997, the Librarian determined that the fees became effective on January 1, 1998. Consequently, the copyright fees paid by Netlink for the retransmission of broadcast signals to home satellite dish owners will increase significantly. The resulting increases in retail prices to subscribers may cause a substantial decrease in the number of subscribers to Netlink services. On October 30, 1997, the Satellite Broadcasting & Communications Association, of which Netlink is a member, filed a Petition for Review of the Librarian's decision with the United States Court of Appeals for the District of Columbia Circuit which remains pending. The Court of Appeals refused to grant an interim stay of the increase. Various bills are being considered by Congress which if enacted would amend and extend the satellite license and/or potentially change the copyright royalty fee.

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

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:

                                                         December 31,
                                                             1997
                                                     ------------------
                                                    amounts in thousands
Total assets
    TINTA                                            $        1,394,000
    TCI Telephony                                               927,862
    UVSG                                                        428,984
    NDTC                                                        348,940
    @Home                                                       160,583
    ETC                                                          87,487
    WTCI                                                         81,283
    Other                                                       350,763
                                                     ------------------
                                                     $        3,779,902
                                                     ==================

Debt and capital lease obligations (1)
    TINTA                                            $          390,042
    DigiVentures                                                175,833
    NDTC                                                        158,172
    UVSG                                                         28,164
    ETC                                                          11,083
    @Home                                                        25,706
    Other                                                         6,340
                                                     ------------------
                                                     $          795,340
                                                     ==================


---------------

(1) For additional information concerning the terms of TCI Ventures Group's debt, see note 14 to the accompanying combined financial statements of the TCI Ventures Group.

         The TCI Ventures Group's combined operating activities provided cash of $90.5 million, $85.9 million and $6.9 million during the years ended December 31, 1997, 1996 and 1995, respectively. As discussed above, effective October 1, 1997, Cablevision's cash flows will no longer be included in the TCI Ventures Group's combined statements of cash flows. Cablevision operating activities provided cash of $40 million during the nine months ended September 30, 1997. In addition, as discussed above, effective January 1, 1997, Flextech's cash flows will no longer be included in the TCI Ventures Group's combined statements of cash flows. At December 31, 1997, @Home and UVSG held cash and cash equivalents of $120 million and $31 million, respectively. The cash balances of such entities are generally intended to be applied towards the respective liquidity requirements of such entities. It is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to the TCI Ventures Group.

         During the years ended December 31, 1997, 1996 and 1995, cash used by TCI Ventures Group's investing activities aggregated $429.2 million, $654.7 million and $1.3 billion, respectively. Such amounts include $548.9 million, $473.1 million and $1.0 billion, respectively, that were used by the TCI Ventures Group to fund investments in, and loans to, affiliates.

         Substantially all of the entities the ownership of which, or the investment in which, has been attributed to the TCI Ventures Group will require significant additional capital in order to develop their respective businesses and assets, to fund future operating losses and to fund future growth. In certain cases, principally with respect to the Sprint PCS Partnerships, the TCI Ventures Group has contractual commitments pursuant to which (subject to certain conditions) it may be required to make significant additional capital contributions to the entities in which it has investments. TINTA and its consolidated subsidiaries also have commitments under various partnership and other funding agreements to contribute capital or loan money to fund capital
expenditures and other capital requirements of certain affiliates.       There
can be no assurance that any of the TCI Ventures Group's entities will be successful in generating sufficient cash flow from operating activities or raising debt or equity capital in sufficient amounts or on terms acceptable to them to be able to meet their respective capital requirements. There is also no assurance that the anticipated capital requirements of the TCI Ventures Group's entities and/or affiliates will not significantly increase due to changing circumstances, such as unanticipated opportunities, technological or marketing hurdles, unanticipated expenses, and the like. The failure to generate sufficient cash flow from operating activities or to raise sufficient funds may require such entity to delay or abandon some or all of its development and expansion plans or in certain instances, could result in the failure to meet certain regulatory requirements, any and all of which could have a material adverse effect on such entity's growth, its ability to compete in its industry and its ability to service its debt.

         The ability of a cash flow generating business of one of the TCI Ventures Group Entities to fund the cash flow deficits of the businesses of one or more of the other TCI Ventures Group entities is limited not only by the structural separation of such businesses in separate corporations and partnerships, but also by the presence of other investors, both debt and equity, in many of the TCI Ventures Group entities. In addition, TINTA and certain of the other TCI Ventures Group entities, such as Teleport and Sprint PCS, are holding companies, the assets of which consist solely or primarily of investments in their subsidiaries and affiliates. As such, the ability of such holding companies to meet their respective financial obligations and their funding and other commitments to their respective subsidiaries and affiliates, is dependent upon external financing and/or of dividends, loans or other payments from their respective subsidiaries and affiliates, or repayment of loans and advances from such holding companies. Accordingly, such holding companies' ability to meet their respective liquidity requirements, including debt service, is severely limited as a result of their dependence upon external financing and funds received from their respective subsidiaries and affiliates. The payment of dividends or the making of loans or advances to such holding companies by their respective subsidiaries and affiliates may be subject, among other things, to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations.

         The Sprint PCS Partners, including TCI Telephony, have agreed to contribute up to an aggregate of approximately $4.2 billion of equity to Sprint PCS from inception through fiscal 1999 (of which TCI Telephony's share is approximately $1.3 billion). As of December 31, 1997 approximately $4.0 billion of such $4.2 billion had been contributed to Sprint PCS, of which amount TCI Telephony had contributed approximately $1.3 billion. The TCI Ventures Group currently expects that the remaining approximately $200 million of such amount (of which TCI Telephony's share would be approximately $60 million) will be contributed by the Sprint PCS Partners by the end of the second quarter of 1998 (although it is not presently known whether any additional capital will be contributed by any or all of the Sprint PCS Partners). The TCI Ventures Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

         Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS Partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS Partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

         Additionally, the proposed budget for 1998 has not yet been approved by the Sprint PCS partnership board, although the board has authorized management to operate Sprint PCS in accordance with such budget. The Sprint PCS Partners may mutually agree to make additional capital contributions. However, the Sprint PCS Partners have no such obligation in the absence of an approved budget, and there can be no assurance the Sprint PCS Partners will reach such an agreement or approve the 1998 proposed budget. In addition, the failure by the Sprint PCS Partners to approve a business plan may impair the ability of Sprint PCS to obtain required financing. Failure to obtain any such additional financing or capital contributions from the Sprint PCS Partners could result in the delay or abandonment of Sprint PCS's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

         Furthermore, the fact that the proposed budget for Sprint PCS for fiscal 1998 has not yet been approved by the Sprint PCS partnership board has resulted in the occurrence of a "Deadlock Event" under the Sprint PCS partnership agreement as of January 1, 1998. Under the Sprint PCS partnership agreement, if one of the Sprint PCS Partners refers the budget issue to the chief executive officers of the corporate parents of the Sprint PCS Partners for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered, which may result in the purchase by one or more of the Sprint PCS Partners of the interests of the other Sprint PCS Partners, or, in certain circumstances, liquidation of Sprint PCS. Discussions among the Sprint PCS Partners about restructuring their interests in Sprint PCS in lieu of triggering such buy/sell procedures are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Sprint PCS.

         Historically, the TCI Ventures Group's combined operating activities have not provided sufficient funds to meet all of the TCI Ventures Group's capital requirements. The TCI Ventures Group's ability to obtain sufficient capital resources to make its expected additional capital contributions to the Sprint PCS Partnerships and other entities in which it has investments are limited. WTCI and NDTC are the only wholly-owned subsidiaries attributed to the TCI Ventures Group that are operating companies and such entities are currently the TCI Ventures Group's only source of cash provided by operating activities. As a result, the TCI Ventures Group has limited ability to generate funds internally to fund capital requirements and limited cash flow from operating activities to support external financings. The other operating companies attributed to the TCI Ventures Group have other investors, public or private, and the payment of dividends, or the making of loans or advances by any one of such TCI Ventures Group entities to any other of such TCI Ventures Group entities would be subject to various business considerations, as well as any legal restrictions, including pursuant to agreements among the investors.
At December 31, 1997, TCI Ventures Group had a revolving loan facility from the TCI Group (the "Revolving Credit Facility") which had a five-year term commencing on September 10, 1997 and which permitted aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Revolving Credit Facility at December 31, 1997. In March 1998, TCI Ventures Group entered into a bank credit facility with a term of one year which provides for aggregate borrowings of up to $400 million. If the available borrowings under such bank credit facility are not sufficient to fund the TCI Ventures Group's capital requirements, no assurance can be given that the TCI Ventures Group will be able to obtain any required additional financing on terms acceptable to it, or at all. TCI could raise additional capital for the TCI Ventures Group by, among other things, engaging in public offerings or private placements of TCI Ventures Group common stock or through issuance of debt securities or preferred equity securities attributed to the TCI Ventures Group. It is anticipated, however that the TCI Ventures Group may continue to be dependent upon funding from the TCI Group. The TCI Ventures Group's failure to meet its contractual and other capital requirements could have significant adverse consequences to a particular operating company or affiliate and to the TCI Ventures Group.

         TINTA's business strategy requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require substantial additional funds. Although TINTA has, at December 31, 1997, (i) $88.7 million due from TCI Ventures Group pursuant to an unsecured promissory note, (ii) a $200 million credit facility with the TCI Ventures Group and (iii) the ability to access any excess cash and borrowing availability from its Puerto Rico subsidiary (the "Puerto Rico Subsidiary"), TINTA's ability to otherwise obtain debt financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because TINTA's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of TINTA's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         TINTA has invested in most of its subsidiaries and affiliates with strategic and local partners. Financial and operational considerations, as well as laws that limit foreign equity positions, will likely require TINTA to continue to invest with partners. Many foreign countries limit foreign investment to a minority equity position or require the board of directors to be largely independent, which, can result in TINTA having diminished ability to implement strategies that TINTA may favor, or cause dividends or distributions

         @Home is investing significantly in the development of its network infrastructure and hiring new personnel rapidly in anticipation of potential growth in its business, which is in a very early state of development. As of December 31, 1997 there were minimal subscribers to its @Home services. @Home believes that the cash proceeds of approximately $100 million from its initial public offering on July 11, 1997, together with existing cash, cash equivalents and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. @Home may, however, require additional funds if its estimates of working capital and/or capital expenditure and/or lease financing requirements change or prove inaccurate or in order for @Home to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that @Home will require substantial additional funds to continue to fund its infrastructure investment, product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to @Home. If adequate funds are not available, or are not available on acceptable terms, @Home may not be able to continue its network implementation, to develop new products and services or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on @Home's business, operating results and financial condition.

         Because TCI's investment in @Home is attributed to the TCI Ventures Group while the entity which will distribute the @Home service to customers of TCI's cable systems is attributed to the TCI Group, certain conflicts of interest between the TCI Group and the TCI Ventures Group may result in that actions taken by the TCI Group, such as the speed at which TCI's cable television systems are upgraded to the level necessary to support distribution of the @Home service, will have a direct impact upon the value of the TCI Ventures Group's interest in @Home. Similarly, the extent to which TCI elects to use @Home as the provider of certain services which are not covered by TCI's exclusivity obligations to @Home, rather than another third party, may have an effect upon the business of @Home and therefore upon the value of the TCI Ventures Group.

         Effective October 2, 1997, @Home entered into an exclusive distribution agreement with CSC and issued to CSC warrants to purchase an aggregate of 10,946,936 shares of @Home's Series A common stock at an exercise price of $.50 per share. Of these warrants 10,231,298 of such shares were exercisable as of March 4, 1998, subject to the receipt of all necessary governmental consents or approvals and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. Following the exercise of all of CSC's warrants, TCI Ventures Group's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively.

         During the period in which each of TCI, Cox, Comcast and CSC have agreed (subject to certain exceptions and limitations) to use @Home as its exclusive provider of high speed residential consumer Internet access services, a stockholders agreement among such parties and @Home provides that in the event the number of exclusive homes passed attributable to TCI decreases below 80% of the number of homes passed of TCI and its controlled affiliates as of June 1996, then TCI will be required to offer to sell a proportionate amount of its equity in @Home to certain other stockholders of @Home at fair market value. TCI has announced the proposed sale or transfer of certain cable systems that would reduce TCI's number of base homes passed. In addition, TCI has announced that it is considering various plans and proposals that may result in the disposition of other of its cable systems. In the event that such cable systems continue to be exclusive to @Home, such cable systems and their homes passed would continue to be included in TCI's homes passed for purposes of determining whether or not TCI is obligated to offer a portion of its equity interest in @Home to Cox, Comcast and CSC, even through such cable systems are no longer owned or controlled by TCI. If TCI does not require that such cable systems remain exclusive to @Home, the TCI Ventures Group could be required to sell shares to Cox, Comcast, CSC and Kleiner, Perkins, Caufield and Byers, at fair market value. There can be no assurance that, if the TCI Ventures Group is required to sell shares of @Home, the price paid to the TCI Ventures Group would represent adequate consideration to the TCI Ventures Group because such fair market value may not adequately reflect the TCI Ventures Group's expectation of the long term value of such investments in @Home. In addition to the exceptions to the general exclusivity obligations, Cox and Comcast have the right to terminate the exclusivity provisions with respect to TCI, Cox and Comcast in the event TCI does not attain certain customer penetration levels for the @Home service relative to the customer penetration levels of Cox and Comcast, as of June 4, 1999, and each anniversary thereafter until 2002. Such termination could have a material adverse effect on @Home and the value of the TCI Ventures Group's interest in @Home.

         In addition, although TCI, Cox, Comcast and CSC are subject to certain exclusivity obligations to carry @Home's residential consumer Internet service over their cable systems, such exclusivity obligations are subject to a number of exceptions which allow them to compete with @Home in certain circumstances.

         The Satellite Home Viewer Act of 1988, as amended in 1994 (the "SHV Act") provides for a "home satellite dish compulsory copyright license" for the retransmission of network and superstation signals and programming to the home satellite dish market. Under the terms of the SHV Act, satellite carriers are responsible for paying copyright fees to a federal copyright fee collection agency for the sale of superstation signals. On October 27, 1997, the Librarian finalized his decision to accept the Copyright Arbitration Rate Panel's ("CARP") recommendation that copyright fees for direct-to-home satellite carriage of superstations and distant network television broadcast signals be raised to $0.27 per subscriber, per month. The CARP also recommended that these increases be retroactive to July 1, 1997, however, the Librarian ruled to effect the change January 1, 1998. Superstation copyright fees previously ranged from $0.14 to $0.175 per subscriber, per month while network affiliate fees approximated $0.06 per subscriber, per month. Several programming packagers of home satellite services and distributors of programming to C-band direct-to-home programming packagers have announced price increases to cover the increase in the copyright fee. Accordingly, UVSG anticipates that it may also be able to pass the increases on to both its retail and its direct-to-home wholesale customers via price increases. Such increases may cause a decrease in the number of subscribers to such services. The increased overall cost of Superstations resulting from the increased copyright could also impact the purchasing decisions made by program packagers and marketers of programs to the direct-to-home industry. Various bills are being considered by Congress which if enacted would amend and extend the satellite license and/or potentially change the copyright royalty fee.

         The TCI Group has agreements with UVSG for the carriage of UVSG's Prevue Networks and superstation programming on certain of the cable systems attributed to the TCI Group and for UVSG's subscriber management services, and UVSG purchases programming from companies attributed to the Liberty Media Group. Because TCI's investment in UVSG is attributed to the TCI Ventures Group, situations may arise where management of the entity attributed to one Group may make a decision which adversely affects one of the other Groups.

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

         TINTA is exposed to foreign exchange risk caused by unfavorable and potentially volatile fluctuations of the U.S. dollar (the functional currency of TINTA) against the U.K. pound sterling, the Japanese yen, the Argentine peso and various other foreign currencies that are the functional currencies of certain of TINTA's operating subsidiaries and affiliates. Since the enactment of a convertibility plan in April 1991, the Argentine government has maintained an exchange rate of one Argentine peso to one U.S. dollar. No assurance can be given that such an exchange rate will be maintained in future periods. Changes in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause TINTA to experience unrealized foreign currency translation losses or gains with respect to amounts already invested in such foreign currencies. TINTA and certain of its operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that they enter into transactions denominated in currencies other than their respective functional currencies.

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, TINTA historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments become fixed. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of December 31, 1997, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         In April 1997, (i) Flextech and BBC Worldwide formed the two BBC Joint Ventures and (ii) Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and the TCI Ventures Group through the issuance of new Flextech Ordinary Shares.

         Flextech had issued convertible non-preference shares ("Flextech Non-Preference Shares") in connection with previous acquisition transactions due to TINTA's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares was eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares were converted into Flextech Ordinary Shares. TINTA had put obligations with respect to Flextech Non-Preference Shares which were issued in connection with certain Flextech acquisitions. Such put obligations were eliminated with the conversion of Flextech Non-Preference Shares into Flextech Ordinary Shares.

         Flextech has undertaken to finance the working capital requirements of one of the BBC Joint Ventures (the "Principal Joint Venture"). Flextech has also agreed to make available to the other BBC Joint Venture (the "Second Joint Venture"), if required, funding of up to L.10 million ($17 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of L.22 million ($36 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of L.88 million ($145 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($50 million). Borrowings under the primary and standby credit facility would be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR.

         If BBC Worldwide requires TINTA to perform Flextech's funding obligations pursuant to the Standby Commitment, then TINTA will acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of TINTA. Flextech will pay commitment and standby fees to TINTA for its undertaking under the Standby Commitment. If Flextech repays to TINTA all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after TINTA first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for
L.1.00. TINTA may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Brazil, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1997, TINTA had contributed $24.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures.

         As of December 31, 1997, TINTA had made cash contributions to Torneos y Compentencias S.A. ("Torneos") on the behalf of Liberty/TINTA of $48 million and purchased a direct 5% interest in Torneos for $12 million. It is anticipated that Liberty Media Group's portion of such cash contributions to Torneos will be repaid to TINTA in cash or other economic consideration to be determined at some future date.

         TINTA and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the TCI Ventures Group's affiliates (the "Guaranteed Obligations"). At December 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations was $26 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. TINTA also has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through the year 2000. If TINTA were to fail to fulfill its obligations under the guarantees, the beneficiaries have the right to demand an aggregate payment of approximately $46 million at December 31, 1997. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         The board of directors of UVSG has authorized UVSG to repurchase from time to time up to an aggregate of 1,000,000 shares of UVSG's Class A common stock using existing cash resources. Through December 31, 1997, UVSG had repurchased 124,000 shares of stock for a total of $2 million.

         In addition to the shares of TCI Ventures Group Stock issued in the TCI Ventures Exchange, at December 31, 1997, 36,237,000 shares of TCI Ventures Group Series A Stock were reserved for issuance upon exchange of certain outstanding convertible notes issued by a subsidiary of TCI and upon exercise of certain stock options.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Ventures Group paid $76 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 15 to the accompanying combined financial statements of TCI Ventures Group.

         During the fourth quarter of 1997, TCI entered into the Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market or value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases to equity. As of December 31, 1997, the Equity Swap Facility has acquired 345,000 shares of TCI Group Series A Stock and 380,000 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $3 million less than the fair value of such Equity Swap Shares at December 31, 1997.

         In September 1997, the Board authorized a stock repurchase program, under which TCI may repurchase from time to time up to five percent of its TCI Ventures Group Stock. As of December 31, 1997, 338,196 shares of TCI Ventures Group Stock had been repurchased for $3.7 million.

         On September 26, 1997, TINTA sold its interest in Sky for cash proceeds of $53.0 million.

         During the third quarter of 1997, TCI Ventures Group sold certain assets (the "SUMMITrak Assets") to CSG Systems, Inc. ("CSG") for cash consideration of $106 million, plus five-year warrants to purchase up to 1.5 million shares of CSG common stock at $24 per share and $12 million in cash, once certain numbers of TCI affiliated customers are being processed on a CSG billing system. Under certain circumstances, TCI may also be eligible to receive certain other contingent royalties. In connection with the sale of the SUMMITrak Assets, TCI Group committed to purchase billing services from CSG through 2012. In light of such commitment, TCI Ventures Group has reflected the $47 million excess (before deducting deferred income taxes of $17 million) of the cash received over the book value of the SUMMITrak Assets as an increase to "Combined Equity." TCI Group, in turn, recorded an offsetting decrease to "Combined Equity" and a $47 million deferred gain to be amortized over the expected 15-year life of the CSG billing services commitment.

         In January 1998, the TCI Ventures Group's interest in DigiVentures was assigned to the TCI Group. In connection therewith the TCI Group assumed DigiVentures' capital lease obligations totaling $176 million and paid $7 million in cash to the TCI Ventures Group.

         On January 12, 1998, TCI purchased 12.4 million shares of UVSG Series A common stock held by Lawrence Flinn, Jr., UVSG's Chairman Emeritus, in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%.

         On February 17, 1998, TCI, Liberty Media Group and UVSG announced that UVSG agreed to acquire Liberty Media Group's interest in Superstar/Netlink and Liberty Media Group's interest in Netlink in a tax free stock transaction. In exchange for such assets, UVSG will issue 6.4 million shares of UVSG Series A common stock to Liberty Media Group. As a result of such transaction, TCI's collective interest in UVSG will increase to 77%, 48% of which is attributable to TCI Ventures Group and 29% of which is attributable to Liberty Media Group. No assurance can be given that such transaction will be consummated.

         TCI Ventures Group sold its interest in Acclaim Entertainment, Inc. in February 1998 for cash proceeds of approximately $17 million.

         On February 12, 1998, the TCI Ventures Group sold its (i) 40% interest in NHT Partnership, (ii) 50% interest in Louisville Lightwave and (iii) 79% interest in New Jersey Fiber Technologies, L.P. to Hyperion Telecommunications, Inc. for aggregate cash proceeds of $44 million.

         TCI and the other partners of Kansas City Fiber Network, L.P. ("KC Fiber") have signed an agreement to sell the assets of KC Fiber to TCG for cash proceeds of $55 million. The TCI Ventures Group holds a 50% interest in KC Fiber and the remaining 50% is held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. The sale of KC Fiber is subject to certain regulatory and other conditions, and there is no assurance that it will be consummated. If consummated, TCI Ventures Group share of such proceeds will be approximately $20 million.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators, including HITS' affiliates, that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set- top devices.

         Also in December 1997, NDTC entered into a memorandum of understanding (the "GI MOU") with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately
21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a service agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, the transactions related to the GI MOU are not consummated or if GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On September 23, 1997, TCI announced that it and ETC entered into a letter of intent with Knowledge Universe, L.L.C. ("Knowledge Universe"). The letter of intent contemplates that TCI, through ETC, will become a partner of Knowledge Universe in a new venture into which Knowledge Universe would make a substantial investment and ETC would contribute a significant portion of its assets. As a result, Knowledge Universe would be the majority owner of the new venture, with ETC retaining a significant minority interest. There can be no assurance that the proposed transaction with Knowledge Universe will ultimately be consummated or that the terms of the proposed transaction will not be substantially modified.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of Tele-Communications, Inc. are filed under this Item, beginning on Page II-71. The combined financial statements of Liberty Media Group are filed under this Item, beginning on Page II-211. The combined financial statements of the TCI Ventures Group are filed under this Item, beginning on Page II-251. The combined financial statements of TCI Group are filed under this Item, beginning at Page II-153. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               KPMG Peat Marwick LLP


Denver, Colorado
March 20, 1998

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                        1997         1996*
                                                                      -------      -------
Assets                                                                 amounts in millions
------
Cash and cash equivalents                                             $   284          444

Trade and other receivables, net                                          529          448

Prepaid expenses                                                           83           81

Prepaid program rights                                                    104           61

Committed program rights                                                  115          136

Investments in affiliates, accounted for under the equity method,
    and related receivables (notes 5 and 13)                            3,048        2,985

Investment in Time Warner, Inc. ("Time Warner") (note 6)                3,555        2,027


Property and equipment, at cost:
    Land                                                                   96           77
    Distribution systems                                               10,784       10,039
    Support equipment and buildings                                     1,558        1,541
                                                                      -------      -------
                                                                       12,438       11,657
    Less accumulated depreciation                                       4,759        4,129
                                                                      -------      -------
                                                                        7,679        7,528
                                                                      -------      -------

Franchise costs                                                        17,910       17,875
    Less accumulated amortization                                       2,763        2,439
                                                                      -------      -------
                                                                       15,147       15,436
                                                                      -------      -------

Other assets, net of amortization                                       1,779        1,023
                                                                      -------      -------

                                                                      $32,323       30,169
                                                                      =======      =======

* Restated - see note 13.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

                                                                                  1997           1996*
                                                                                --------       --------
Liabilities and Stockholders' Equity                                              amounts in millions
------------------------------------
Accounts payable                                                                $    169            266

Accrued interest                                                                     258            274

Accrued programming expense                                                          399            347

Other accrued expenses                                                               997            812

Deferred option premium (note 6)                                                     306             --

Debt (note 9)                                                                     15,250         14,926

Deferred income taxes (note 15)                                                    6,108          5,962

Other liabilities                                                                    664            253
                                                                                --------       --------
      Total liabilities                                                           24,151         22,840
                                                                                --------       --------
Minority interests in equity of consolidated subsidiaries                          1,585          1,493

Redeemable securities:
   Preferred stock (note 10)                                                         655            658
   Common stock (note 2)                                                               5             --

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc. ("TCIC")
    (note 11)                                                                      1,500          1,000

Stockholders' equity (note 12):
    Series Preferred Stock, $.01 par value                                            --             --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock,
       $.01 par value                                                                 --             --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
         605,616,143 shares in 1997 and 696,325,478 shares in 1996                   606            696
       Series B TCI Group. Authorized 150,000,000 shares; issued
         78,203,044 shares in 1997 and 84,647,065 shares in 1996                      78             85
       Series A Liberty Media Group.  Authorized 750,000,000 shares;
         issued 344,962,521 shares in 1997 and 341,766,655 shares in 1996            345            342
       Series B Liberty Media Group. Authorized 75,000,000 shares; issued
         35,180,385 shares in 1997 and 31,784,053 shares in 1996                      35             32
       Series A TCI Ventures Group. Authorized 750,000,000 shares; issued
         377,386,032 shares in 1997                                                  377             --
       Series B TCI Ventures Group. Authorized 75,000,000 shares; issued
         32,532,800 shares in 1997                                                    33             --
    Additional paid-in capital                                                     5,043          3,547
    Cumulative foreign currency translation adjustment, net of taxes                   4             26
    Unrealized holding gains for available-for-sale securities, net of
       taxes                                                                         774             15
    Accumulated deficit                                                             (877)          (251)
                                                                                --------       --------
                                                                                   6,418          4,492
    Treasury stock and common stock held by subsidiaries, at cost (note 12)       (1,991)          (314)
                                                                                --------       --------

          Total stockholders' equity                                               4,427          4,178
                                                                                --------       --------

Commitments and contingencies (note 16)
                                                                                $ 32,323         30,169
                                                                                ========       ========

* Restated - see note 13.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                1997          1996*         1995*
                                                               -------      -------      -------
                                                                      amounts in millions,
                                                                    except per share amounts
Revenue:
   Communications and programming services                     $ 7,570        7,038        5,586
   Net sales from electronic retailing services                     --          984          920
                                                               -------      -------      -------
                                                                 7,570        8,022        6,506
                                                               -------      -------      -------
Operating costs and expenses:
   Operating                                                     2,850        2,917        2,161
   Cost of sales from electronic retailing services                 --          605          603
   Selling, general and administrative                           1,745        2,224        1,754
   Stock compensation                                              488          (13)          57
   Cost of distribution agreement (note 14)                        173           --           --
   Impairment of intangible assets                                  15           --           --
   Restructuring charges                                            --           41           17
   Depreciation                                                  1,077        1,093          899
   Amortization                                                    537          523          473
                                                               -------      -------      -------
                                                                 6,885        7,390        5,964
                                                               -------      -------      -------

       Operating income                                            685          632          542

Other income (expense):
   Interest expense                                             (1,160)      (1,096)      (1,010)
   Interest and dividend income                                     88           64           52
   Share of losses of affiliates, net (note 5)                    (930)        (450)        (213)
   Loss on early extinguishment of debt (note 9)                   (39)         (71)          (6)
   Minority interests in losses (earnings) of consolidated
     subsidiaries, net                                             (55)         (56)          17
   Gain on sale of stock by subsidiaries and equity
     investees (notes 5 and 14)                                    172           12          288
   Gain on disposition of assets                                   401        1,593           49
   Other, net                                                      (22)         (65)         (30)
                                                               -------      -------      -------
                                                                (1,545)         (69)        (853)
                                                               -------      -------      -------

     Earnings (loss) before income taxes                          (860)         563         (311)

Income tax benefit (expense) (note 15)                             234         (271)         128
                                                               -------      -------      -------

     Net earnings (loss)                                          (626)         292         (183)

Dividend requirements on preferred stocks                          (42)         (35)         (34)
                                                               -------      -------      -------

     Net earnings (loss) attributable to common
       stockholders                                            $  (668)         257         (217)
                                                               =======      =======      =======


*Restated - see note 13.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995

                                                                          1997             1996*             1995*
                                                                      ------------      ------------     ------------
                                                                                   amounts in millions,
                                                                                except per share amounts
Net earnings (loss) attributable to common stockholders (note 3):
     TCI Class A and Class B common stock                             $         --                --              (78)
     TCI Group Series A and Series B common stock                             (537)             (799)            (112)
     Liberty Media Group Series A and Series B common stock                    125             1,056              (27)
     TCI Ventures Group Series A and Series B common stock                    (256)               --               --
                                                                      ------------      ------------     ------------
                                                                      $       (668)              257             (217)
                                                                      ============      ============     ============
Basic earnings (loss) attributable to
   common stockholders per common share
   (note 3):
     TCI Class A and Class B common stock                             $         --                --             (.12)
                                                                      ============      ============     ============
     TCI Group Series A and Series B common stock                     $       (.85)            (1.20)            (.17)
                                                                      ============      ============     ============
     Liberty Media Group Series A and Series B common stock           $        .34              2.82             (.07)
                                                                      ============      ============     ============
     TCI Ventures Group Series A and Series B common stock            $       (.62)               --               --
                                                                      ============      ============     ============

Diluted earnings (loss) attributable to
   common stockholders per common and
   potential common share (note 3):
     TCI Class A and Class B common stock                             $         --                --             (.12)
                                                                      ============      ============     ============
     TCI Group Series A and Series B common stock                     $       (.85)            (1.20)            (.17)
                                                                      ============      ============     ============
     Liberty Media Group Series A and Series B common stock           $        .31              2.58             (.07)
                                                                      ============      ============     ============
     TCI Ventures Group Series A and Series B common stock            $       (.62)               --               --
                                                                      ============      ============     ============

*Restated - see note 13.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                                       Common Stock
                                                             --------------------------------------------------------------------
                                               Class B               TCI                  TCI Group          Liberty Media Group
                                              Preferred      --------------------   ---------------------- ----------------------
                                                Stock        Class A     Class B     Series A    Series B   Series A    Series B
                                               --------      ---------  ---------   ----------- ---------- ----------  ----------
Balance at January 1, 1995                     $   --           577          89          --         --         --         --
   Net loss                                        --            --          --          --         --         --         --
   Issuance of common stock in public
     offering                                      --            20          --          --         --         --         --
   Issuance of common stock in private
     offering                                      --             1          --          --         --         --         --
   Issuance of common stock for
     acquisitions and investments                  --            59          --          --         --         --         --
   Issuance of Class A common stock to
     subsidiary of TCI in reorganization
     of TCI                                        --            --          --          --         --         --         --
   Issuance of Class A common stock to
     subsidiary in exchange for investment         --            --          --          --         --         --         --
   Retirement of Class A common stock
     previously held by subsidiary                 --            --          --          --         --         --         --
   Exchange of common stock held by
     subsidiaries of TCI for Convertible
     Redeemable Participating Preferred
     Stock, Series F ("Series F Preferred
     Stock")                                       --           (86)         (4)         --         --         --         --
   Conversion of Series F Preferred Stock
     held by subsidiary for Series A TCI
     Group common stock                            --            --          --         101         --         --         --
   Distribution of Series A and Series B
     Liberty Media Group common stock to
     TCI common stockholders                       --            --          --          --         --        337         32
   Costs associated with Liberty
     Distribution (see note 1)                     --            --          --          --         --         --         --
   Redesignation of TCI common stock into
     Series A and Series B TCI Group
     common stock                                  --          (571)        (85)        571         85         --         --
   Accreted dividends on all classes of
     preferred stock                               --            --          --          --         --         --         --
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements             --            --          --          --         --         --         --
   Payment of preferred stock dividends            --            --          --          --         --         --         --
   Issuance of common stock by subsidiary          --            --          --          --         --         --         --
   Foreign currency translation adjustment         --            --          --          --         --         --         --
   Change in unrealized holding gains for
     available-for-sale securities                 --            --          --          --         --         --         --
   Adjustment to reflect elimination of
     reporting delay with respect to
     certain foreign subsidiaries                  --            --          --          --         --         --         --
                                               ------        ------      ------      ------     ------     ------     ------

Balance at December 31, 1995                   $   --            --          --         672         85        337         32
                                               ------        ------      ------      ------     ------     ------     ------


                                                                        Unrealized
                                                                          holding                  Treasury
                                                                           gains                   stock and
                                                           Cumulative  (losses) for                  common
                                                            foreign     available-                 stock held
                                             Additional    currency      for-sale                      by           Total
                                              paid-in     translation,  securities,  Accumulated  subsidiaries, stockholders'
                                              capital     net of taxes  net of taxes   deficit*     at cost        equity*
                                             ---------    ------------  ------------   --------     --------      ---------
                                         amounts in millions
Balance at January 1, 1995                    $   2,791          (4)         94         (359)       (610)           2,578
   Net loss                                          --          --          --         (183)         --             (183)
   Issuance of common stock in public
     offering                                       381          --          --           --          --              401
   Issuance of common stock in private
     offering                                        29          --          --           --          --               30
   Issuance of common stock for
     acquisitions and investments                 1,329          --          --           --          --            1,388
   Issuance of Class A common stock to
     subsidiary of TCI in reorganization
     of TCI                                          (6)         --          --           --           6               --
   Issuance of Class A common stock to
     subsidiary in exchange for investment           (1)         --          --           --           1               --
   Retirement of Class A common stock
     previously held by subsidiary                   29          --          --           --         (29)              --
   Exchange of common stock held by
     subsidiaries of TCI for Convertible
     Redeemable Participating Preferred
     Stock, Series F ("Series F Preferred
     Stock")                                       (542)         --          --           --         632               --
   Conversion of Series F Preferred Stock
     held by subsidiary for Series A TCI
     Group common stock                             213          --          --           --        (314)              --
   Distribution of Series A and Series B
     Liberty Media Group common stock to
     TCI common stockholders                       (369)         --          --           --          --               --
   Costs associated with Liberty
     Distribution (see note 1)                       (8)         --          --           --          --               (8)
   Redesignation of TCI common stock into
     Series A and Series B TCI Group
     common stock                                    --          --          --           --          --               --
   Accreted dividends on all classes of
     preferred stock                                (34)         --          --           --          --              (34)
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements               10          --          --           --          --               10
   Payment of preferred stock dividends             (10)         --          --           --          --              (10)
   Issuance of common stock by subsidiary            51          --          --           --          --               51
   Foreign currency translation adjustment           --          (5)         --           --          --               (5)
   Change in unrealized holding gains for
     available-for-sale securities                   --          --         244           --          --              244
   Adjustment to reflect elimination of
     reporting delay with respect to
     certain foreign subsidiaries                    --          --          --           (1)         --               (1)
                                                 ------      ------      ------       ------      ------           ------

Balance at December 31, 1995                      3,863          (9)        338         (543)       (314)           4,461
                                                 ------      ------      ------       ------      ------           ------

*Restated - see note 13.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995

                                                                                        Common Stock
                                                                  -----------------------------------------------------------
                                                    Class B                TCI Group                 Liberty Media Group
                                                   Preferred      ----------------------------   ----------------------------
                                                     Stock          Series A        Series B       Series A        Series B
                                                   ---------      -------------   ------------   ------------    ------------

Balance at December 31, 1995                     $       --            672              85            337              32
   Net earnings                                          --             --              --             --              --
   Issuance of common stock for
     acquisition                                         --             11              --              6              --
   Issuance of common stock upon
     conversion of notes                                 --              2              --              2              --
   Issuance of common stock upon
     conversion of preferred stock                       --              1              --             --              --
   Exchange of cost investment for TCI
     Group and Liberty Media Group common
     stock                                               --             (6)             --             (3)             --
   Contribution of common stock to
     subsidiary                                          --             16              --             --              --
   Spin-off of TCI Satellite
     Entertainment, Inc.                                 --             --              --             --              --
   Accreted dividends on all classes of
     preferred stock                                     --             --              --             --              --
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                   --             --              --             --              --
   Payment of preferred stock dividends                  --             --              --             --              --
   Foreign currency translation adjustment               --             --              --             --              --
   Recognition of unrealized holding
     gains on available-for-sale securities              --             --              --             --              --
   Recognition of unrealized holding
     losses on available-for-sale securities             --             --              --             --              --
   Change in unrealized holding gains for
     available-for-sale securities                       --             --              --             --              --
                                                 ----------     ----------      ----------     ----------      ----------
Balance at December 31, 1996                     $       --            696              85            342              32
                                                 ==========     ==========      ==========     ==========      ==========


                                                                            Unrealized
                                                                              holding                     Treasury
                                                               Cumulative       gains                    stock and
                                                                foreign    (losses) for                    common
                                                                currency     available-                     stock
                                                Additional     translation    for-sale                     held by         Total
                                                  paid-in      adjustment,   securities,   Accumulated  subsidiaries, stockholders'
                                                  capital     net of taxes   net of taxes    deficit*       at cost      equity*
                                                ----------    ------------  -------------  -----------  ------------  -------------
                                                     amounts in millions
Balance at December 31, 1995                        3,863            (9)          338          (543)         (314)        4,461
   Net earnings                                        --            --            --           292            --           292
   Issuance of common stock for
     acquisition                                      248            --            --            --            --           265
   Issuance of common stock upon
     conversion of notes                               (2)           --            --            --            --             2
   Issuance of common stock upon
     conversion of preferred stock                     15            --            --            --            --            16
   Exchange of cost investment for TCI
     Group and Liberty Media Group common
     stock                                           (121)           --            --            --            --          (130)
   Contribution of common stock to
     subsidiary                                       (16)           --            --            --            --            --
   Spin-off of TCI Satellite
     Entertainment, Inc.                             (405)           --            --            --            --          (405)
   Accreted dividends on all classes of
     preferred stock                                  (35)           --            --            --            --           (35)
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                 10            --            --            --            --            10
   Payment of preferred stock dividends               (10)           --            --            --            --           (10)
   Foreign currency translation adjustment             --            35            --            --            --            35
   Recognition of unrealized holding
     gains on available-for-sale securities            --            --          (428)           --            --          (428)
   Recognition of unrealized holding
     losses on available-for-sale securities           --            --            64            --            --            64
   Change in unrealized holding gains for
     available-for-sale securities                     --            --            41            --            --            41
                                                 --------      --------      --------      --------      --------      --------
Balance at December 31, 1996                        3,547            26            15          (251)         (314)        4,178
                                                 ========      ========      ========      ========      ========      ========

*Restated - see note 13.
                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995

                                                                                    Common Stock
                                                           ----------------------------------------------------------------------
                                               Class B           TCI Group        Liberty Media Group        TCI Ventures Group
                                              Preferred    --------------------- ------------------------  ----------------------
                                                Stock       Class A     Class B   Series A     Series B     Series A     Series B
                                               --------    ---------- ---------- -----------  -----------  ----------   ----------
Balance at December 31, 1996                  $     --        696          85         342           32           --           --

    Net loss                                        --         --          --          --           --           --           --
    Issuance of TCI Ventures Group common
      stock in exchange for TCI Group
      common stock after giving effect to
      stock split (note 1)                          --       (189)        (16)         --           --          377           33
    Costs associated with TCI Ventures
      Exchange                                      --         --          --          --           --           --           --
    Exchange of common stock with an
      officer/director (note 13)                    --         --           7          --            3           --           --
    Issuance of common stock for
      acquisitions and investment                   --         63           2           2           --           --           --
    Issuance of Series A TCI Group common
      stock in exchange for Series B TCI
      Group common stock (the "Exchange")
      (note 13)                                     --         31          --          --           --           --           --
    Recognition of fees related to
      Exchange (note 13)                            --         --          --          --           --           --           --
    Repurchase of common stock                      --         --          --          --           --           --           --
    Cancellation of common stock                    --         --          --          --           --           --           --
    Reclassification to redeemable
      securities of redemption amount of
      common stock subject to put
      obligation                                    --         --          --          --           --           --           --
    Gain from issuance of equity by
      equity investee                               --         --          --          --           --           --           --
    Issuance of common stock upon
      exercise of stock options                     --         --          --          --           --           --           --
    Issuance of restricted stock granted
      pursuant to stock incentive plan              --          1          --          --           --           --           --
    Issuance of common stock upon
      conversion of notes and preferred
      stock                                         --          3          --           1           --           --           --
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                           --          1          --          --           --           --           --
    Accreted dividends on all classes of
      preferred stock                               --         --          --          --           --           --           --
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements             --         --          --          --           --           --           --
    Payment of preferred stock dividends            --         --          --          --           --           --           --
    Foreign currency translation
      adjustment                                    --         --          --          --           --           --           --
    Change in unrealized holding gains
      for available-for-sale securities             --         --          --          --           --           --           --
                                              --------   --------    --------    --------     --------     --------     --------

Balance at December 31, 1997                  $     --        606          78         345           35          377           33
                                              ========   ========    ========    ========     ========     ========     ========


                                                                          Unrealized
                                                                            holding                     Treasury
                                                           Cumulative        gains                     stock and
                                                            foreign      (losses) for                   common
                                                            currency      available-                   stock held
                                            Additional     translation     for-sale                        by            Total
                                              paid-in      adjustment,    securities,   Accumulated   subsidiaries,  stockholders'
                                              capital      net of taxes   net of taxes    deficit*       at cost        equity*
                                              -------      ------------   ------------  -----------   -------------  -------------
                                               amounts in millions
Balance at December 31, 1996                  $   3,547            26            15         (251)         (314)        4,178

    Net loss                                         --            --            --         (626)           --          (626)
    Issuance of TCI Ventures Group common
      stock in exchange for TCI Group
      common stock after giving effect to
      stock split (note 1)                         (205)           --            --           --            --            --
    Costs associated with TCI Ventures
      Exchange                                       (7)           --            --           --            --            (7)
    Exchange of common stock with an
      officer/director (note 13)                    160            --            --           --          (170)           --
    Issuance of common stock for
      acquisitions and investment                 1,058            --            --           --          (484)          641
    Issuance of Series A TCI Group common
      stock in exchange for Series B TCI
      Group common stock (the "Exchange")
      (note 13)                                     481            --            --           --          (512)           --
    Recognition of fees related to
      Exchange (note 13)                            (11)           --            --           --            --           (11)
    Repurchase of common stock                       --            --            --           --          (529)         (529)
    Cancellation of common stock                    (18)           --            --           --            18            --
    Reclassification to redeemable
      securities of redemption amount of
      common stock subject to put
      obligation                                     (4)           --            --           --            --            (4)
    Gain from issuance of equity by
      equity investee                                66            --            --           --            --            66
    Issuance of common stock upon
      exercise of stock options                       4            --            --           --            --             4
    Issuance of restricted stock granted
      pursuant to stock incentive plan                3            --            --           --            --             4
    Issuance of common stock upon
      conversion of notes and preferred
      stock                                           3            --            --           --            --             7
    Issuance of common stock to
      Tele-Communications, Inc. Employee
      Stock Purchase Plan                             8            --            --           --            --             9
    Accreted dividends on all classes of
      preferred stock                               (42)           --            --           --            --           (42)
    Accreted dividends on all classes of
      preferred stock not subject to
      mandatory redemption requirements              10            --            --           --            --            10
    Payment of preferred stock dividends            (10)           --            --           --            --           (10)
    Foreign currency translation
      adjustment                                     --           (22)           --           --            --           (22)
    Change in unrealized holding gains
      for available-for-sale securities              --            --           759           --            --           759
                                               --------      --------      --------     --------      --------      --------

Balance at December 31, 1997                      5,043             4           774         (877)       (1,991)        4,427
                                               ========      ========      ========     ========      ========      ========

* Restated - see note 13.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                                 1997            1996*           1995*
                                                                              ----------      ----------      ----------
                                                                                           amounts in millions
                                                                                               (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                        $     (626)            292            (183)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Stock compensation                                                           488             (13)             57
        Payments of obligation relating to stock compensation                       (132)             (3)             (9)
        Cost of distribution agreement                                               173              --              --
        Impairment of intangible assets                                               15              --              --
        Restructuring charges                                                         --              41              17
        Payments of restructuring charges                                            (24)             (8)            (17)
        Depreciation and amortization                                              1,614           1,616           1,372
        Share of losses of affiliates, net                                           930             450             213
        Loss on early extinguishment of debt                                          39              71               6
        Minority interests in earnings (losses) of consolidated
             subsidiaries, net                                                        55              56             (17)
        Gain on sale of stock by subsidiaries and equity investees                  (172)            (12)           (288)
        Gain on disposition of assets                                               (401)         (1,593)            (49)
        Deferred income tax expense (benefit)                                       (275)            233            (161)
        Other noncash charges (credits)                                               10              11             (28)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                   (53)           (115)            (70)
             Change in inventories                                                    --              (8)             16
             Change in prepaids                                                      (77)            (23)            (86)
             Change in accrued interest                                              (23)             40              45
             Change in other accruals and payables                                   169             243             139
                                                                              ----------      ----------      ----------
              Net cash provided by operating activities                            1,710           1,278             957
                                                                              ----------      ----------      ----------

Cash flows from investing activities:
   Cash paid for acquisitions                                                       (323)           (664)           (488)
   Capital expended for property and equipment                                      (709)         (2,055)         (1,782)
   Proceeds from disposition of assets                                               541             341             166
   Additional investments in and loans to affiliates                                (636)           (778)         (1,135)
   Repayments of loans to affiliates                                                 133             647              18
   Cash received in exchanges                                                         18              66              11
   Other investing activities                                                       (179)            (26)           (134)
                                                                              ----------      ----------      ----------
              Net cash used in investing activities                               (1,155)         (2,469)         (3,344)
                                                                              ----------      ----------      ----------

Cash flows from financing activities:
   Borrowings of debt                                                              2,513           8,163           8,152
   Repayments of debt                                                             (3,036)         (7,969)         (6,567)
   Prepayment penalties                                                              (33)            (60)             --
   Proceeds from issuance of subsidiary common stock and preferred stock             148             223             445
   Proceeds from issuance of common stock                                              5              --             431
   Proceeds from issuance of Trust Preferred Securities                              490             971              --
   Contributions by minority shareholders of subsidiaries                              6             319              --
   Repurchase of common stock                                                       (529)             --              --
   Repurchase of subsidiary common stock                                             (42)             --              --
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (179)            (95)             (6)
   Payment of preferred stock dividends                                              (42)            (35)            (24)
   Other financing activities                                                        (16)             --              --
                                                                              ----------      ----------      ----------
               Net cash provided (used) by financing activities                     (715)          1,517           2,431
                                                                              ----------      ----------      ----------
               Net increase (decrease) in cash and cash equivalents                 (160)            326              44
               Cash and cash equivalents at beginning of year                        444             118              74
                                                                              ----------      ----------      ----------
               Cash and cash equivalents  at end of year                      $      284             444             118
                                                                              ==========      ==========      ==========

*Restated - see note 13.

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Basis of Presentation

         Nature of Business

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

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of TCI and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Preferred stock of TCI which is owned by subsidiaries of TCI eliminates in consolidation. Common stock of the Company held by subsidiaries is treated similar to treasury stock in consolidation.

         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock (as adjusted for stock dividends - see below) for each four shares of TCI Group Stock owned (the "Liberty Distribution").

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock (as adjusted for a stock dividend, see below) (the "TCI Ventures Exchange").

         As of December 31, 1997, the TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. Collectively, the TCI Group, the Liberty Media Group and the TCI Ventures Group are referred to as the "Groups" and individually, may be referred to herein as a "Group." The TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements, each such Group in the capital structure of TCI, which encompasses the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock, does not affect the ownership or the respective legal title to such assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and the issuance of Liberty Group Stock and TCI Ventures Group Stock does not affect the rights of creditors of TCI.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the separate Groups and the market prices of shares of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, financial information of any one Group should be read in conjunction with the financial information of TCI and the other Groups.

         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to the TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Stock, respectively, are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group, respectively.

         Dividends on TCI Group Stock, Liberty Group Stock or TCI Ventures Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends or the available dividend amount with respect to each Group, as defined. Determinations to pay dividends on TCI Group Stock, Liberty Group Stock or TCI Ventures Group Stock are based primarily upon the financial condition, results of operations and business requirements of the applicable Group and TCI as a whole.

         All debt incurred or preferred stock issued by TCI and its subsidiaries is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected in the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Although it is management's intention that each Group would normally arrange for the external financing required to satisfy its respective liquidity requirements, the cash needs of one Group may exceed the liquidity sources of such Group. In such circumstances, one of the other Groups may transfer funds to such Group. Such transfers of funds among the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from TCI Group to either Liberty Media Group or TCI Ventures Group, reflected as the creation of, or increase in, TCI Group's Inter-Group Interest in such Group or, in the case of a transfer from either Liberty Media Group or TCI Ventures Group to TCI Group, reflected as a reduction in TCI Group's Inter-Group Interest in such Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

         Loans from one Group to another Group generally will bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans of and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         The combined balance sheets of a Group reflect its net loans or advances to or loans or advances from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the historical combined financial statements, net loans or advances between Groups have been and will continue to be included as a component of each respective Group's combined equity.

         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group or TCI Ventures Group resulting from an equity contribution by the TCI Group to Liberty Media Group or TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group or TCI Ventures Group to the TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock, or the TCI Ventures Group Series A Stock, respectively, as of the date of such transfer. Such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is TCI Ventures Group or Liberty Media Group "Inter-Group Interest Fraction" and the denominator of which is the TCI Ventures Group or the Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.

         Industry Segments

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company has restated its prior year segment disclosures to conform to the requirements of SFAS 131. The Company has significant operations principally in two industry segments: cable and communications services and programming services. Substantially all of the Company's domestic cable and communications businesses and assets ("cable") are attributed to the TCI Group, and substantially all of the Company's programming businesses and assets ("programming") are attributed to the Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets are included in TCI Ventures Group. No individual business or asset within TCI Ventures Group constitutes a reportable segment of the Company as contemplated by SFAS 131. See note 17 for additional segment information.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Stock Dividends

         Effective February 6, 1998, the Company issued stock dividends to holders of Liberty Group Stock (the "1998 Liberty Stock Dividend") and TCI Ventures Group Stock (the "Ventures Stock Dividend"). The 1998 Liberty Stock Dividend consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The Ventures Stock Dividend consisted of one share of TCI Venture Group Stock for every one share of TCI Ventures Group Stock owned. The 1998 Liberty Stock Dividend and the Ventures Stock Dividend have been treated as stock splits, and accordingly, all share and per share amounts have been restated to reflect the 1998 Liberty Stock Dividend and the Ventures Stock Dividend.

(2)      Summary of Significant Accounting Policies

         Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1997 and 1996 was not significant.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the specific number of exhibitions. Committed program rights and program rights payable are recorded at the estimated costs of the programs when the film is available for airing less prepayments. Such committed amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

         Investments

         All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholders' equity. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of losses are generally limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in the Company's consolidated statements of operations.

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1997, 1996 and 1995, interest capitalized was not significant.

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

         Impairment of Long-Lived Assets

         The Company periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Derivative Financial Instruments

         The Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments or the remaining term of the related debt, whichever is shorter. The Company does not use such instruments for trading purposes.

         Derivative financial instruments that can be settled, at the Company's option, in shares of the Company's common stock are accounted for as equity instruments. Periodic settlements of amounts payable/receivable pursuant to such financial instruments are included in additional paid-in capital.

         In conjunction with a stock repurchase program or similar transaction, the Company may elect to sell put options on its own common stock. Proceeds from any such sales are reflected as an increase to additional paid-in capital and an amount equal to the maximum redemption amount under unexpired put options is reflected as redeemable common stock.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Included in minority interests in equity of consolidated subsidiaries is $927 million and $923 million in 1997 and 1996, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $49 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

         Foreign Currency Translation

         All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

         Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the combined statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions. Such realized and unrealized gains and losses were not material to the accompanying consolidated financial statements.

         Revenue Recognition

         Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has included the disclosures required by SFAS 123 in note 12.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1997 presentation.

(3)      Earnings (Loss) Per Common and Potential Common Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

         (a)      TCI Class A and B Common Stock

                  The basic and diluted loss attributable to common stockholders per common share for the period from January 1, 1995 through the Liberty Distribution was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (648 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         (b)      TCI Group Stock

                  The basic and diluted loss attributable to TCI Group common stockholders per common share for the years ended December 31, 1997, December 31, 1996 and the period from the Liberty Distribution through December 31, 1995 was computed by dividing net loss attributable to TCI Group common stockholders ($537 million, $799 million and $112 million, respectively) by the weighted average number of common shares outstanding of TCI Group Stock during the period (632 million, 665 million and 656 million, respectively). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. At December 31, 1997, 1996, and 1995, there were 113 million, 126 million, and 74 million potential common shares, respectively, consisting of fixed and nonvested performance awards and convertible securities that could potentially dilute future EPS calculations in periods of net income. Such potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (c)      Liberty Group Stock

                  The basic earnings attributable to Liberty Media Group common stockholders per common share for the years ended December 31, 1997 and 1996 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (366 million and 374 million, respectively).

                  The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the years ended December 31, 1997 and 1996 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (403 million and 409 million, respectively). Shares issuable upon conversion of the Series C-Liberty Group Preferred Stock, the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), the Redeemable Convertible Liberty Media Group Preferred Stock, Series H, convertible notes payable and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group. See notes 9 and 10 for descriptions of the convertible notes payable and convertible preferred shares, respectively. See note 12 for descriptions of the dilutive stock options.

                  The basic and diluted loss attributable to Liberty Media Group common stockholders per common share for the period from the Liberty Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (369 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. After giving consideration to the effect of the 1998 Liberty Stock Dividend, no material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to Liberty Group Stock is presented below:

                                                                           Years ended December 31,
                                                                   ----------------------------------------
                                                                       1997          1996           1995
                                                                   ----------     ----------     ----------
                                                                 amounts in millions, except per share amounts
                   Basic EPS:
                      Earnings (loss) available to common
                           shareholders                            $      125          1,056            (27)
                                                                   ==========     ==========     ==========
                      Weighted average common shares                      366            374            369
                                                                   ==========     ==========     ==========
                      Basic earnings (loss) per share
                           attributable to common shareholders     $     0.34           2.82          (0.07)

                   Diluted EPS:
                      Earnings (loss) available to common
                           shareholders                            $      125          1,056            (27)
                                                                   ==========     ==========     ==========
                      Weighted average common shares                      366            374            369
                      Add dilutive potential common shares:
                           Employee and director options                    4              3             --
                           Convertible notes payable                       19             21             --
                           Series C Preferred Stock                         4              4             --
                           Series D Preferred Stock                         6              5             --
                           Series H Preferred Stock                         4              2             --
                                                                   ----------     ----------     ----------
                           Dilutive potential common shares                37             35             --
                                                                   ----------     ----------     ----------
                      Diluted weighted average common shares              403            409            369
                                                                   ==========     ==========     ==========
                      Diluted earnings (loss) per share
                           attributable to common shareholders     $     0.31           2.58          (0.07)
                                                                   ==========     ==========     ==========

         (d)     TCI Ventures Group Stock

                 The basic and diluted loss attributable to TCI Ventures Group common stockholders per common share for the period from the TCI Ventures Exchange to December 31, 1997 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period, as adjusted for the effect of the Ventures Stock Dividend (410 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                 At December 31, 1997, there were 35 million potential common shares consisting of fixed and nonvested performance awards and convertible securities that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards. After giving consideration to the effect of the Ventures Stock Dividend, no material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,183 million, $1,056 million and $965 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $141 million, $41 million, and $63 million in 1997, 1996 and 1995, respectively. In addition, the Company received income tax refunds amounting to $36 during the year ended December 31, 1997.

         Significant noncash investing and financing activities are reflected in the following table. See also note 8 for the impact of the spin-off of TCI Satellite Entertainment, Inc.

                                                                                         Years ended
                                                                                         December 31,
                                                                          ------------------------------------------
                                                                             1997            1996            1995
                                                                          ----------      ----------      ----------
                                                                                       amounts in millions
          Cash paid for acquisitions:
              Fair value of assets acquired                               $   (1,857)         (5,064)         (3,582)
              Liabilities assumed, net of current assets                         720           1,811             445
              Deferred tax liability recorded in acquisitions                    145           1,379           1,083
              Minority interests in equity of acquired entities                   93             113             (49)
              Common stock and preferred stock issued in acquisitions          1,060             457           1,615
              Preferred stock of subsidiaries issued in acquisitions              --             640              --
              TCI common stock and preferred stock held by acquired
                company                                                         (484)             --              --
                                                                          ----------      ----------      ----------
                Cash paid for acquisitions                                $     (323)           (664)           (488)
                                                                          ==========      ==========      ==========

          Cash received in exchanges:
              Aggregate cost basis of assets acquired                     $     (392)           (709)            (10)
              Historical cost of assets exchanged                                399             754              13
              Gain recorded on exchange of assets                                 11              21               8
                                                                          ----------      ----------      ----------
                                                                          $       18              66              11
                                                                          ==========      ==========      ==========

          Exchange of consolidated subsidiaries for note receivable
              and equity investments                                      $       --             894              --
                                                                          ==========      ==========      ==========

         The Company ceased to consolidate Flextech p.l.c. ("Flextech") and Cablevision S.A. ("Cablevision") and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively. The effects of changing the method of accounting for the Company's ownership interest in Flextech and Cablevision from the consolidation method to the equity method are summarized below (amounts in millions):

           Assets (other than cash and cash equivalents) reclassified to
             equity investments                                                $          596
           Liabilities reclassified to equity investments                                (484)
           Minority interests in equity of subsidiaries reclassified to
                equity investments                                                       (151)
                                                                               --------------
           Decrease in cash and cash equivalents                               $          (39)
                                                                               ==============


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value and percentage ownership of the more significant investments at December 31, 1997.

                                                                            December 31, 1997
                                                                         -----------------------
                                                                          Percentage   Carrying
                                                                          Ownership      Value
                                                                         ------------  ---------
                                                                           amounts in millions
         Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
              and PhillieCo, L.P.                                          30% - 35%     607
         Telewest Communications plc ("Telewest")                            26.6%       324
         Teleport Communications Group, Inc. ("TCG")                          28%        295
         InterMedia Capital Partners IV, L.P. ("InterMedia IV")
              and InterMedia Capital Management IV, L.P. ("ICM IV")          48.7%       262
         Flextech                                                            36.8%       261
         Cablevision                                                         26.2%       239
         BDTV INC. and BDTV II, INC                                           99%        229
         Various foreign equity investments (other than
              Telewest, Flextech and Cablevision)                           various      213
         QVC, Inc.                                                           42.6%       134
         Home Shopping Network, Inc. ("HSN")                                 19.9%       119

         Summarized unaudited combined financial information for affiliates is as follows:

                                                                   December 31,
                                                           ---------------------------
                                                              1997             1996
                                                           -----------     -----------
                    Combined Financial Position                  amounts in millions
                    ---------------------------
                       Property and equipment, net         $     6,478           4,920
                       Franchise costs, net                      2,993           3,913
                       Other assets, net                        17,658          13,362
                                                           -----------     -----------
                         Total assets                      $    27,129          22,195
                                                           ===========     ===========

                       Debt                                $    14,245           8,969
                       Other liabilities                         5,496           5,787
                       Owners' equity                            7,388           7,439
                                                           -----------     -----------

                          Total liabilities and equity     $    27,129          22,195
                                                           ===========     ===========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                Years ended December 31,
                                                       ------------------------------------------
                                                          1997            1996            1995
                                                       ----------      ----------      ----------
                    Combined Operations                           amounts in millions
                    -------------------
                       Revenue                         $    8,207           6,088           4,619
                       Operating expenses                  (8,219)         (5,576)         (4,001)
                       Depreciation and
                           amortization                    (1,485)         (1,070)           (588)
                                                       ----------      ----------      ----------

                           Operating income (loss)         (1,497)           (558)             30

                       Interest expense                      (857)           (615)           (373)
                       Other, net                            (447)           (354)           (153)
                                                       ----------      ----------      ----------

                           Net loss                    $   (2,801)         (1,527)           (496)
                                                       ==========      ==========      ==========

         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation, Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the years ended December 31, 1997 and 1996, the PCS Ventures accounted for $493 million and $167 million, respectively, of the Company's share of affiliate losses. The 1996 amount includes $34 million related to prior periods.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         From inception through December 1997, the four partners have contributed approximately $4 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $1.3 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction and operation of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $200 million of such amount (of which the Company's share is approximately $60 million) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

         Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extent that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion.

         Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

         Additionally, the proposed budget for 1998 has not yet been approved by the Sprint PCS partnership board, although the board has authorized management to operate Sprint PCS in accordance with such budget. The Sprint PCS partners may mutually agree to make additional capital contributions. However, the Sprint PCS partners have no such obligation in the absence of an approved budget, and there can be no assurance the Sprint PCS partners will reach such an agreement or approve the 1998 proposed budget. In addition, the failure by the Sprint PCS partners to approve a business plan may impair the ability of Sprint PCS to obtain required financing. Failure to obtain any such additional financing or capital contributions from the Sprint PCS partners could result in the delay or abandonment of Sprint PCS's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Furthermore, the fact that the proposed budget for Sprint PCS for fiscal 1998 has not yet been approved by the Sprint PCS partnership board has resulted in the occurrence of a "Deadlock Event" under the Sprint PCS partnership agreement as of January 1, 1998. Under the Sprint PCS partnership agreement, if one of the Sprint PCS partners refers the budget issue to the chief executive officers of the corporate parents of the Sprint PCS partners for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered, which may result in the purchase by one or more of the Sprint PCS partners of the interests of the other Sprint PCS partners, or, in certain circumstances, liquidation of Sprint PCS. Discussions among the Sprint PCS partners about restructuring their interests in Sprint PCS in lieu of triggering such buy/sell procedures are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Sprint PCS.

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

         During 1997, TCG issued approximately 6.6 million shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock for such acquisitions was approximately $123 million. In addition, effective November 5, 1997, TCG consummated a public offering of 17.2 million shares of its Class A common stock. Of the 17.2 million shares, 7.3 million shares were offered by TCG and 9.9 million shares were offered by MediaOne of Delaware, Inc. (formerly Continental Cablevision, Inc., "MediaOne"). TCG did not receive any proceeds from the sale of shares by MediaOne, which represented all of MediaOne's interest in TCG. TCG received net proceeds from its sale of shares pursuant to the above offering of $317.6 million (after deducting expenses and fees). As a result of the above transactions, the Company's ownership interest in TCG decreased from 31% to 28%. In connection with the dilution of the Company's ownership interest in TCG, the Company recognized non-cash gains in 1997 aggregating $112 million (before deducting deferred income tax expense of approximately $43 million).

         In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T Corporation ("AT&T"). Upon consummation of such merger, TCI would receive in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T common stock, which shares would be attributed to the TCI Ventures Group. The transaction is subject to a number of regulatory and other conditions, accordingly, there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In July 1996, the Company completed a series of transactions that resulted in the transfer of all or part of the Company's ownership interests in certain cable television systems to InterMedia IV in exchange for a 49% limited partnership interest in InterMedia IV and assumed debt of $120 million. Simultaneously, the Company received a cable television system and cash from InterMedia IV in exchange for a cable television system that had been recently acquired by the Company. The Company recognized no gain or loss in connection with the above-described transactions. The $225 million excess of the Company's investment in InterMedia IV over the Company's share of the partners' capital of InterMedia IV is being amortized over an estimated useful life of 20 years. Including such amortization, the Company's share of InterMedia IV's losses was $46 million and $16 million during the years ended December 31, 1997 and 1996, respectively.

         ICM IV owns a 1.12% limited partnership interest in InterMedia IV. The Company acquired its limited partnership interest in ICM IV in August 1997 pursuant to the transactions described in note 13.

         As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc., a majority-owned subsidiary of the Company ("TINTA"), formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed Fox/Liberty Networks LLC ("Fox Sports") into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and a distribution of $350 million in cash. No gain or loss was recognized as the cash distribution approximated the carrying value of the assets contributed.

         Internationally, News Corp. and a limited liability corporation owned 50% by Liberty Media Group and 50% by TINTA ("Liberty/TINTA") formed a venture ("Fox Sports International") to operate previously existing sports services in Latin America and Australia and a variety of new sports services throughout the world, except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin American and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multichannel, multipoint distribution systems or cable television. Fox Sports International is accounted for by the equity method.

         During the third quarter of 1997, Fox Sports International distributed
         (i) its 35% interest in Torneos to Liberty/TINTA and (ii) certain Australian sports rights to News Corp.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Silver King Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Silver King Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Silver King Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the FCC in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

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

         As a result of the HSN Merger, HSN is no longer a subsidiary of Liberty Media Group and therefore, the financial results of HSN are no longer included in the combined financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV-I and BDTV-II as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN, BDTV-I and BDTV-II are accounted for using the equity method. Subsequent to the HSN Merger, the surviving corporation was renamed HSN, Inc. ("HSNI").

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, a New York general partnership ("USA Networks") to HSNI and Universal contributed the remaining 50% interest in USA Networks and its domestic television production and distribution operations to HSNI. In connection with the Universal Transaction, Universal, HSNI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of HSNI, (ii) the purchase and sale or other transfer of voting securities of HSNI, including securities convertible or exchangeable for voting securities of HSNI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal (i) was issued 3,190,000 shares of HSNI's Class B Common Stock, 3,560,000 shares of HSNI's Common Stock and 54,327,170 common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of HSNI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), 36,810,000 of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued 589,161 shares of HSNI's Class B Common Stock, representing all of the remaining shares of HSNI's Class B Common Stock issuable pursuant to Liberty Media Group's Contingent Right. Of such shares, 400,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV"), a newly-formed entity having substantially the same terms as BDTV-I and BDTV-II (with the exception of certain transfer restrictions). In addition, Liberty Media Group purchased 5 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANI LLC by June 30, 1998 in exchange for an aggregate of 7,500,000 LLC Shares and/or shares of HSNI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of HSNI's Common Stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of HSNI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in HSNI that they had immediately prior to such issuances. In addition, with respect to issuances of HSNI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in HSNI that it had immediately prior to such issuances. In addition, HSNI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $40 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $40 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $40 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest was formed on October 3, 1995 upon the merger (the "Telewest Merger") of Telewest Communications plc ("Telewest Communications") with SBC CableComms (UK). Prior to the Telewest Merger, the Company had an effective ownership interest of approximately 36% in Telewest Communications. As a result of the dilution of the Company's ownership interest in Telewest that occurred in connection with the Telewest Merger, the Company recognized a gain of approximately $165 million (before deducting deferred income taxes of $58 million). Telewest accounted for $145 million, $109 million and $70 million of the Company's share of its affiliates' losses during the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In January 1997, the Company's voting interest in Flextech, a company engaged in the distribution and production of programming for multichannel video distribution systems in the United Kingdom ("UK"), was reduced to 50% and the Company ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of the Company's economic ownership interest in Flextech from 46.2% to 36.8%. The Company continues to maintain a voting interest in Flextech of approximately 50%. As a result of such dilution, the Company recorded a $152 million increase to the carrying value of the Company's investment in Flextech, a $53 million increase to deferred income tax liability and a $66 million increase to equity and a $33 million increase to minority interests in consolidated subsidiaries. No gain was recognized in the statement of operations due primarily to certain contingent obligations of the Company with respect to one of the BBC Joint Ventures. Flextech accounted for $16 million of the Company's share of its affiliates' losses during the year ended December 31, 1997.

         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision, an entity engaged in the multi-channel video distribution business in Buenos Aires, Argentina, for an adjusted purchase price of $282.0 million, before liabilities assumed. The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20 million deposit) and TINTA's issuance of $86.8 million principal amount of secured negotiable promissory notes payable to the selling shareholders.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.24%. TINTA recognized a gain of $49 million on the Cablevision Sale. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Cablevision accounted for $3 million of the Company's share of its affiliates' losses during the year ended December 31, 1997.

         In addition to Telewest, Flextech and Cablevision, the Company has other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other foreign equity method investments accounted for $84 million, $70 million and $54 million of the Company's share of its affiliates' losses in 1997, 1996 and 1995, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the year ended December 31, 1997, TSX Corporation ("TSX"), an equity affiliate of the Company, and Antec Corporation ("Antec) entered into a business combination with Antec being the surviving entity. In connection with such transaction, the Company recognized a $29 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received ($52 million) and the carrying value of the Company's investment in TSX at the date of the transaction ($23 million). Upon completion of this transaction, the Company's ownership interest decreased from an approximate 45% interest in TSX to an approximate 16% ownership interest in Antec. The Company accounts for its investment in Antec using the cost method.

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

         Time Warner, TBS, TCI and Liberty Media Group entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty Media Group agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, Liberty Media Group recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996. Additionally, Liberty Media Group and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly-owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option"). Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. Such amount has been reflected as a deferred option premium in the accompanying December 31, 1997 consolidated balance sheet. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213.3 million, which was paid in cash together with the assumption of certain liabilities on January 2, 1998.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock. At December 31, 1997 such pledged portion had an aggregate fair value of approximately $1.4 billion.

(7)      Acquisitions and Dispositions

         On March 4, 1998, the Company contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers to CSC in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case the Company has an approximate 47% voting interest in the election of one fourth of CSC's directors. CSC also assumed approximately $669 million of TCI's debt. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. The Company will account for its approximate 33% interest in CSC under the equity method.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Including the above-described CSC transactions and another transaction that closed in February 1998, the Company, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.8 million basic customers to joint ventures (the "Contribution Transactions") in which the Company will retain non-controlling ownership interests. Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to debt, annual revenue and annual operating income before depreciation, amortization and stock compensation of $4.6 billion, $1.7 billion and $783 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI merged with and into Kearns-Tribune Corporation ("Kearns-Tribune") . The merger was valued at $808 million. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. The merger of Kearns-Tribune has been accounted for by the purchase method. Accordingly, the results of operations of Kearns-Tribune Corporation have been combined with those of the Company since the date of acquisition, and the Company recorded Kearns-Tribune's assets and liabilities at fair value. Assuming the acquisition of Kearns-Tribune had occurred on January 1, 1996, the Company's pro forma results of operations would not have been materially different from the Company's historical results of operations for the years ended December 31, 1997 and 1996.

         In January 1997, the Company acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that the Company did not previously own and certain additional assets for aggregate consideration of approximately $970 million. The Company issued approximately 16 million shares of TCI Group Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner common stock valued at $41 million upon consummation of such acquisition. Prior to the acquisition date, the Company accounted for its 50% interest in TKR Cable under the equity method. This acquisition has been treated as a step acquisition for accounting purposes. Accordingly, the results of operations of TKR Cable have been combined with those of TCI Group since the date of acquisition and TCI Group's aggregate cost basis in TKR Cable has been allocated to TKR Cable's assets and liabilities based on their fair values. Assuming the acquisition of TKR Cable had occurred on January 1, 1996, the Company's pro forma results of operations would not have been materially different from the Company's historical results of operations for the years ended December 31, 1997 and 1996.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of TCI Group Series A Stock, or in any combination of the foregoing. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc. ("TCI Pacific").

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been consolidated with those of the Company since the date of acquisition, and the Company recorded TCI Pacific's assets and liabilities at fair value. On a pro forma basis, the Company's revenue and TCI Group's net loss and net loss per share would have been increased by $280 million, $55 million and $.08, respectively, for the year ended December 31, 1996 if TCI Pacific had been consolidated with the Company since January 1, 1996.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of Series D Preferred Stock with an aggregate initial liquidation value of $300 million (see note 10).

(8)      Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"), which the Company accounted for by the equity method. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, the Company distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's. In addition, the Satellite Spin-off effected a change in the conversion rate for each of the Company's equity and debt securities that are convertible into TCI Group Series A Stock. See notes 9, 10 and 12.

         Summarized financial information of Satellite as of December 4, 1996 and from January 1, 1996 through December 4, 1996 is as follows (amounts in millions):

             Financial Position
             ------------------
                Cash, receivables and other assets           $      104
                Investment in Primestar                              32
                Property and equipment, net                       1,111
                                                             ----------
                                                             $    1,247

                Accounts payable and accrued liabilities     $       60
                Due to Primestar                                    458
                Due to TCI                                          324
                Equity                                              405
                                                             ----------
                                                             $    1,247
             Operations
             ----------
                Revenue                                      $      377
                Operating expenses                                 (373)
                Depreciation                                       (166)
                                                             ----------

                  Loss before income tax benefit                   (162)

                Income tax benefit                                   53
                                                             ----------
                  Net loss                                   $     (109)
                                                             ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Debt

         Debt is summarized as follows:

                                                  Weighted average            December 31,
                                                   interest rate at   -----------------------------
                                                  December 31, 1997        1997            1996
                                                  -----------------   ------------     ------------
                                                                       amounts in millions
           Debt of subsidiaries:
               Notes payable (a)                         8.0%         $      9,017            9,308
               Bank credit facilities (b)                6.8%                5,233            4,813
               Commercial paper                          6.3%                  533              638
               Convertible notes (c)                     9.5%                   40               43
               Other debt, at varying rates                                    427              124
                                                                      ------------     ------------
                                                                      $     15,250           14,926
                                                                      ============     ============

         (a) During the year ended December 31, 1997, the Company purchased in the open market certain notes payable which had an aggregate principal balance of $409 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, the Company recognized a loss on early extinguishment of debt of $39 million. Such loss related to prepayment penalties amounting to $33 million and the retirement of deferred loan costs.

                  During the year ended December 31, 1996, the Company purchased in the open market certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, the Company recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) At December 31, 1997, subsidiaries of the Company had approximately $2.6 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (c) The convertible notes, which are stated net of unamortized discount of $166 million and $178 million at December 31, 1997 and 1996, respectively, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1997, certain of these notes were converted, pursuant to their existing terms, into 2,533,116 shares of TCI Group Series A Stock, 1,448,341 shares of Liberty Group Series A Stock and 256,484 shares of Series A Common Stock, $1.00 par value per share, of Satellite ("Satellite Series A Common Stock") and 63,432 shares of TCI Ventures Group Series A Stock. At December 31, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock.

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

         Also, as security for borrowings under another of the Company's credit facilities, the Company has pledged a portion of its Time Warner common stock with an estimated market value of $1.4 billion.

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1997, the fair value of the Company's debt was $16,037 million, as compared to a carrying value of $15,250 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various Interest Rate Swaps pursuant to which it (i) paid fixed interest rates (the "Fixed Rate Agreements") and received variable interest rates through December 1997 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at December 31, 1997. During the years ended December 31, 1997, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $7 million, $14 million and $13 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $15 million and (less than $1 million), respectively. At December 31, 1997, all of the Company's Fixed Rate Agreements had expired.

         During the year ended December 31, 1996, the Company terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. The Company will amortize such termination settlement over the remainder of the original terms of the terminated Variable Rate Agreements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Information concerning the Company's Variable Rate Agreements at December 31, 1997 is as follows (dollar amounts in millions):

                                                                                    Amount to be paid
             Expiration                     Interest rate          Notional         (received) upon
               date                         to be received          amount          termination (a)
             ----------                     --------------         --------         -----------------
           September 1998                     4.8%-5.4%          $       450        $         4
           April 1999                            7.4%                     50                 (1)
           September 1999                        6.4%                    350                 (1)
           February 2000                      5.8%-6.6%                  300                 (2)
           March 2000                         5.8%-6.0%                  675                  1
           September 2000                        5.1%                     75                  2
           March 2027                            9.7%                    300                (15)
           December 2036                         9.7%                    200                 (6)
                                                                 -----------        -----------
                                                                 $     2,400        $       (18)
                                                                 ===========        ===========

         --------------------

         (a) The estimated amount that the Company would pay or receive to terminate the agreements at December 31, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, the Company entered into an Interest Rate Swap in September 1997 pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at December 31, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at December 31, 1997) on a notional amount of $400 million through September 2000. During the year ended December 31, 1997, the Company's net receipts pursuant to such agreement were less than $1 million. At December 31, 1997, the Company would be required to pay an estimated $3 million to terminate such Interest Rate Swap.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of December 31, 1997.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                   1998                $       976*
                   1999                      1,001
                   2000                      1,554
                   2001                      1,329
                   2002                      1,292

                  *  Includes $533 million of commercial paper.

(10)     Redeemable Preferred Stocks

         The conversion rates identified below for the redeemable preferred stocks that are convertible into TCI Group Series A Stock were adjusted, as applicable, on December 4, 1996 as a result of the Satellite Spin-off. See note 8. The conversion rates for the redeemable preferred stocks that are convertible into Liberty Group Series A Stock and TCI Ventures Group Series A Stock have been adjusted to give effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend, respectively. See note 1.

         Convertible Preferred Stock, Series C. TCI issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI. All of the issued and outstanding shares of Series C Preferred Stock were retired on December 31, 1997, with the effect that such retired shares have been restored to the status of authorized and unissued shares of Series Preferred Stock, and may be reissued as shares of another series of Series Preferred Stock but may not be reissued as Series C Preferred Stock.

         Series C-TCI Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as convertible preferred stock, Series C-TCI Group (the "Series C-TCI Group Preferred Stock") as partial consideration for retired Series C Preferred Stock. See also Series C-Liberty Media Group Preferred Stock below. There were 70,575 shares of Series C-TCI Group Preferred Stock authorized and outstanding at December 31, 1997.

         Upon the liquidation, dissolution or winding up of TCI, holders of the Series C-TCI Group Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value of the Series C-TCI Group Preferred Stock. The Series C-TCI Group Preferred Stock ranks senior to the TCI common stock and the Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of TCI.

         The Series C-TCI Group Preferred Stock is subject to optional redemption by TCI at any time after August 8, 2001, in whole or in part, at a redemption price, per share, equal to the liquidation value of the Series C-TCI Group Preferred Stock of $2,208.35 per share. The Series C-TCI Group Preferred Stock is required to be redeemed by TCI at any time on or after August 8, 2001 at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As of December 31, 1997, subject to anti-dilution adjustments, each share of Series C-TCI Group preferred Stock is currently convertible, at the option of the holder, into 132.86 shares of TCI Group Series A Stock. Subject to certain provisions, if the holders of Series C-TCI Group Preferred Stock would be entitled to receive upon conversion thereof any TCI capital stock that is redeemable or exchangeable at the election of TCI ("Series C-TCI Group Redeemable Capital Stock"), and all of the outstanding shares or other units of such Series C-TCI Group Redeemable Capital Stock are redeemed, exchanged or otherwise acquired in full, then, from and after such event (a "Series C-TCI Group Redemption Event"), the holders of Series C-TCI Group Preferred Stock then outstanding shall be entitled to receive upon conversion of such shares, in lieu of shares of such Series C-TCI Group Redeemable Capital Stock, the kind and amount of shares of stock and other securities and property receivable upon such Series C-TCI Group Redemption Event by a holder of the number of shares or units of Series C-TCI Group Redeemable Capital Stock into which such shares of Series C-TCI Group Preferred Stock could have been converted immediately prior to the effectiveness of such Series C-TCI Group Redemption Event (assuming that such holder failed to exercise any applicable right of election with respect thereto and received per share or unit of such Series C-TCI Group Redeemable Capital Stock the kind and amount of stock and other securities and property received per share or unit by the holders of a plurality of the non-electing shares or units thereof) and, thereafter, the holders of the Series C-TCI Group Preferred Stock shall have no other conversion rights with respect to such Series C-TCI Group Redeemable Capital Stock.

         If TCI distributes the stock of a subsidiary of TCI as a dividend to all holders of TCI Group Series A Stock (a "TCI Group Spin Off"), TCI shall make appropriate provision so the holders of the Series C-TCI Preferred Stock have the right to exchange their shares of Series C-TCI Group Preferred Stock on the effective date of the TCI Group Spin Off for convertible preferred stock of TCI and convertible preferred stock of such subsidiary that together have an aggregate liquidation preference equal to the liquidation preference of a share of Series C-TCI Group Preferred Stock on the effective date of the TCI Group Spin Off and that otherwise each have terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-TCI Group Preferred Stock for which such convertible preferred stock is to be exchanged.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In the event an "Exchange Offer" is made by TCI or a subsidiary of TCI (the applicable of the foregoing being the "Series C-TCI Group Offeror"), the Series C-TCI Group Offeror shall concurrently therewith make an equivalent offer to the holders of Series C-TCI Group Preferred Stock pursuant to which such holders may tender shares of Series C-TCI Group Preferred Stock, based upon the number of shares of TCI Group Series A Common Stock into which such tendered shares are then convertible (and in lieu of tendering outstanding shares of TCI Group Series A Common Stock), together with such other consideration as may be required to be tendered pursuant to such Exchange Offer, and receive in exchange therefor, in lieu of securities of the Series C-TCI Group Offeror offered in such Exchange Offer ("Exchange Securities") (and other property, if applicable), convertible preferred stock of the issuer of the Exchange Securities with an aggregate liquidation preference equal to the aggregate liquidation preference of the shares of Series C-TCI Group Preferred Stock exchanged therefor and that otherwise has terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-TCI Group Preferred Stock for which such convertible preferred stock is to be exchanged. For the purposes of the foregoing, "Exchange Offer" means an issuer tender offer, including, without limitation, one that is effected through the distribution of rights or warrants, made to holders of TCI Group Series A Stock (or to holders of other stock of TCI receivable by a holder of Series C-TCI Group Preferred Stock upon conversion thereof), to issue stock of TCI or of a subsidiary of TCI and/or other property to a tendering stockholder in exchange for shares of TCI Group Series A Stock (or such other stock).

         The holders of Series C-TCI Group Preferred Stock are entitled to vote on an as converted basis on all matters submitted to a vote of holders of the capital stock of TCI entitled to vote generally on the election of directors. Holders of Series C-TCI Group Preferred Stock are not entitled to vote as a separate class except as otherwise may be required by the Delaware General Corporation Law ("DGCL").

         Series C-Liberty Media Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as convertible preferred stock, Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") as remaining consideration for retired Series C Preferred Stock. There were 70,575 shares of Series C-Liberty Media Group Preferred Stock authorized and outstanding at December 31, 1997.

         Upon the liquidation, dissolution or winding up of TCI, holders of the Series C-Liberty Media Group Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value of the Series C-Liberty Media Group Preferred Stock. The Series C-Liberty Media Group Preferred Stock ranks senior to the TCI common stock and the Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of TCI.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Series C-Liberty Media Group Preferred Stock is subject to optional redemption by TCI at any time after August 8, 2001, in whole or in part, at a redemption price, per share, equal to the liquidation value of the Series C-Liberty Media Group Preferred Stock of $579.31 per share. The Series C-Liberty Media Group Preferred Stock is required to be redeemed by TCI at any time on or after August 8, 2001 at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

         As of December 31, 1997, subject to anti-dilution adjustments, each share of Series C-Liberty Media Group Preferred Stock was convertible, at the option of the holder, into 37.5 shares of Liberty Group Series A Stock plus one additional share for every two such shares received upon conversion. Subject to certain provisions, if (i) TCI redeems all the outstanding shares of Liberty Group Series A Stock in accordance with the terms thereof, or (ii) the holders of Series C-Liberty Media Group Preferred Stock would be entitled to receive upon conversion thereof any TCI capital stock that is redeemable or exchangeable at the election of TCI ("Series C-Liberty Media Group Redeemable Capital Stock"), and all of the outstanding shares or other units of such Series C-Liberty Media Group Redeemable Capital Stock are redeemed, exchanged or otherwise acquired in full, then, from and after either such event (each event referred to in clause (i) and (ii) being a "Series C-Liberty Media Group Redemption Event"), the holders of Series C-Liberty Media Group Preferred Stock then outstanding shall be entitled to receive upon conversion of such shares of Series C-Liberty Media Group Preferred Stock, in lieu of shares of Liberty Group Series A Stock or such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, the kind and amount of shares of stock and other securities and property receivable upon such Series C-Liberty Media Group Redemption Event by a holder of the number of shares of Liberty Group Series A Stock or shares or units of such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, into which such shares of Series C-Liberty Media Group Preferred Stock could have been converted immediately prior to the effectiveness of such Series C-Liberty Media Group Redemption Event (assuming that such holder failed to exercise any applicable right of election with respect thereto and received per share of Liberty Group Series A Common Stock or per share or unit of such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, the kind and amount of stock and other securities and property received per share or unit by the holders of a plurality of the non-electing shares or units thereof) and, thereafter, the holders of the Series C-Liberty Media Group Preferred Stock shall have no other conversion rights with respect to the Liberty Group Series A Stock or such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         If TCI distributes the stock of a subsidiary of TCI as a dividend to all holders of Liberty Group Series A Stock (a "Liberty Media Group Spin Off"), TCI shall make appropriate provision so the holders of the Series C-Liberty Media Group Preferred Stock have the right to exchange their shares of Series C-Liberty Media Group Preferred Stock on the effective date of the Liberty Media Group Spin Off for convertible preferred stock of TCI and convertible preferred stock of such subsidiary that together have an aggregate liquidation preference equal to the liquidation preference of a share of Series C-Liberty Media Group Preferred Stock on the effective date of the Liberty Media Group Spin Off and that otherwise each have terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-Liberty Media Group Preferred Stock for which such convertible preferred stock is to be exchanged.

         In the event an "Exchange Offer" is made by TCI or a subsidiary of TCI (the applicable of the foregoing being the "Series C-Liberty Media Group Offeror"), the Series C-Liberty Media Group Offeror shall concurrently therewith make an equivalent offer to the holders of Series C-Liberty Media Group Preferred Stock pursuant to which such holders may tender shares of Series C-Liberty Media Group Preferred Stock, based upon the number of shares of Liberty Group Series A Stock into which such tendered shares are then convertible (and in lieu of tendering outstanding shares of Liberty Group Series A Stock), together with such other consideration as may be required to be tendered pursuant to such Exchange Offer, and receive in exchange therefor, in lieu of securities of the Series C-Liberty Media Group Offeror offered in such Exchange Offer ("Liberty Media Group Exchange Securities") (and other property, if applicable), convertible preferred stock of the issuer of such Liberty Media Group Exchange Securities with an aggregate liquidation preference equal to the aggregate liquidation preference of the shares of Series C-Liberty Media Group Preferred Stock exchanged therefor and that otherwise has terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-Liberty Media Group Preferred Stock for which such convertible preferred stock is to be exchanged. For purposes of the foregoing, "Exchange Offer" means an issuer tender offer, including, without limitation, one that is effected through the distribution of rights or warrants, made to holders of Liberty Group Series A Stock (or to holders of other stock of TCI receivable by a holder of Series C-Liberty Media Group Preferred Stock upon conversion thereof), to issue stock of TCI or of a subsidiary of TCI and/or other property to a tendering stockholder in exchange for shares of Liberty Group Series A Stock (or such other stock).

         The holders of Series C-Liberty Media Group Preferred Stock are entitled to vote on an as converted basis on all matters submitted to a vote of holders of the capital stock of TCI entitled to vote generally on the election of directors. Holders of Series C-Liberty Media Group Preferred Stock are not entitled to vote as a separate class except as otherwise may be required by the DGCL.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Convertible Preferred Stock, Series D. The Company designated and issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 7). At December 31, 1997, there were 994,797 shares of Series D Preferred Stock outstanding.

         The holders of the Series D Preferred Stock shall be entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the TCI Group Stock, the Liberty Group Stock, the TCI Ventures Group Stock and the Class B Preferred Stock), that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series C-TCI Group Preferred Stock, the Series C-Liberty Media Group Stock, the Series F Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock.

         Each share of Series D Preferred Stock is convertible, at the option of the holder, into 10 shares of TCI Group Series A Stock and 2.5 shares of Liberty Group Series A Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. In addition to the aforementioned shares of TCI common stock, holders of Series D Preferred Stock are entitled to receive (i) one share of Liberty Group Series A Stock for every two such shares received upon conversion, (ii) one additional share of Liberty Group Series A Stock for every two such shares issued, including those issued pursuant to (i) above, and (iii) one share of Satellite Series A Common Stock for each share of Series D Preferred Stock converted. Such shares of Satellite Series A Common Stock represent the number of shares of Satellite common stock that they would have received had they converted their Series D Preferred Stock into TCI Group Series A Stock prior to the Satellite Spin-off. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI Group Series A Stock at a conversion rate equal to 95% of the then current market price of TCI Group Series A Common Stock, and upon issuance of TCI Group Series A Common Stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         If TCI fails to effect any required redemption of Series D Preferred Stock, the holders thereof will have the option to convert their shares of Series D Preferred Stock into TCI Group Series A Common Stock at a conversion rate of 95% of the then current market value of common stock, provided that such option may not be exercised unless the failure to redeem continues for more than a year.

         Except as required by the DGCL, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of TCI.

         On February 20, 1998, the Company issued a Notice of Redemption which called for the redemption of all of its outstanding Convertible Preferred Stock, Series D, on April 1, 1998, for a redemption price of $304.0233 per share. The shares of Convertible Preferred Stock, Series D, that are redeemed are to be retired and restored to the status of authorized and unissued shares of Series Preferred Stock.

         Convertible Redeemable Participating Preferred Stock, Series F. The Company is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares (278,307 shares). Immediately prior to the record date for the Liberty Distribution, the Company caused each of its subsidiaries holding shares of equity securities of TCI ("Subsidiary Shares") to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of TCI Group Series A Stock.

         Each holder of Series F Preferred Stock has the right to receive upon conversion 1,496.65 shares of TCI Group Series A Stock. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of TCI Group Series A Stock issuable upon conversion in the event of any non-cash dividend or distribution of the TCI Group Series A Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock.

         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the TCI Group Series A Stock, with respect to any cash dividends or distribution declared and paid on the TCI Group Series A Stock. Dividends or distribution on the TCI Group Series A Stock which are not paid in cash would result in the adjustment of the applicable conversion rate as described above.

         Upon the dissolution, liquidation or winding up of the Company, holders of the Series F Preferred Stock will be entitled to receive from the assets of the Company available for distribution to stockholders an amount, in cash or property or a combination thereof, per share of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of TCI Group Series A Stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Series F Preferred Stock is subject to optional redemption by the Company at any time after its issuance, in whole or in part, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. The Company may elect to pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of TCI Group Series A Stock equal to the aggregate redemption price (or designated portion thereof) of the shares to be redeemed divided by the average of the last sales prices of the TCI Group Series A Stock for a period specified, and subject to the adjustments described, in the certificate of designations establishing the Series F Preferred Stock.

         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). In January, 1996, TCI designated and issued 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of TCI Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition. At December 31, 1997, there were 6,567,344 shares of Series G Preferred Stock and 6,567,894 shares of Series H Preferred Stock outstanding.

         The initial liquidation value for the Series G Preferred Stock and Series H Preferred Stock is $21.60 per share and $5.40 per share, respectively, subject in both cases, to increase in an amount equal to aggregate accrued but unpaid dividends, if any. Dividends will begin to accrue on the Series G and Series H Preferred Stock on the first anniversary of issuance of the Series G and Series H Preferred Stock, and will thereafter be payable semi-annually commencing January 25, 1997, at the rate of 4% per annum on the liquidation value. Any dividends paid on the Series G and Series H Preferred Stock may be paid, at TCI's election, in cash or shares of TCI Group Series A Stock. Additional dividends will accrue on unpaid dividends initially at a rate of 4% per annum. The dividend rate on dividends that remain unpaid on the next succeeding dividend payment date will increase to 8.625% per annum.

         Each share of Series G Preferred Stock is convertible at the option of the holder at any time prior to the close of business on the last business day prior to redemption into 1.19 shares of TCI Group Series A Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into (i) .2625 shares of Liberty Group Series A Stock, plus
         (ii) one additional share of Liberty Group Series A Stock for every two such shares received upon such conversion, plus (iii) one additional share of Liberty Group Series A Stock for every two shares of such stock held after calculating the shares pursuant to (i) and (ii) above. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Among other such adjustments, if the Liberty Group Series A Stock, or any other redeemable capital stock of TCI into which either series of Preferred Stock may be convertible ("Redeemable Capital Stock"), is redeemed in full by TCI (the "Redemption Event"), then, except as otherwise described below, the shares of such Series G and Series H Preferred Stock will thereafter be convertible into the kind and amount of consideration that would have been received in such Redemption Event by a holder of the number of shares of Redeemable Capital Stock that would have been issuable upon conversion of such shares of Series G and Series H Preferred Stock, if they had been converted in full immediately prior to such Redemption Event.

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

         The Series G and Series H Preferred Stock will rank prior to TCI common stock and the TCI Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of the Company.

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

(11) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Company, through certain subsidiary trusts, (the "Trusts"), had preferred securities outstanding at December 31, 1997 as follows:

              Subsidiary Trust                       Interest Rate    Face Amount
              ----------------                       -------------    -----------
                                                                      in millions
         TCI Communications Financing I                  8.72%     $           500
         TCI Communications Financing II                10.00%                 500
         TCI Communications Financing III                9.65%                 300
         TCI Communications Financing IV                 9.72%                 200
                                                                   ---------------
                                                                   $         1,500
                                                                   ===============

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $132 million and $71 million for the years ended December 31, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

                                                                     (continued)

\
                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)     Stockholders' Equity

         Common Stock

         The Series A Stock each have one vote per share, and the Series B Stock each have ten votes per share. Each share of Series B Stock is convertible, at the option of the holder, into one share of Series A Stock of the applicable Group. See note 1.

         The rights of holders of the TCI Group Stock, Liberty Media Group Stock and TCI Ventures Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of each of the TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, Liberty Group Stock, and TCI Ventures Group Stock.

         Stock Repurchases

         During the year ended December 31, 1997, pursuant to a stock repurchase program approved by the Board, Liberty Media Group repurchased 916,500 shares of Liberty Group Series A Stock in open market transactions and 219,937 shares of Liberty Group Series A Stock from the spouse of an officer and director of TCI at an aggregate cost of approximately $18 million. Such shares were canceled and returned to an authorized but unissued status.

         In addition, pursuant to the stock repurchase program, 4,000,000 shares of TCI Group Series A Stock, 330,902 shares of TCI Group Series B Stock and 338,196 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $77 million. Such shares are reflected as treasury stock in the accompanying consolidated financial statements.

         Effective July 31, 1997, TCI merged Kearns-Tribune into a wholly-owned TCI subsidiary attributed to TCI Group. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Such shares are reflected as common stock held by subsidiaries in the accompanying consolidated financial statements.

         During the third quarter of 1997, Liberty Media Group commenced a tender offer (the "Liberty Tender Offer") to purchase up to an aggregate of 22.5 million shares of Liberty Group Stock at a price of $20 per share through October 3, 1997. During the fourth quarter of 1997, Liberty Media Group repurchased 21.7 million shares of Liberty Group Series A Stock and 82,074 shares of Liberty Group Series B Stock at an aggregate cost of approximately $435 million pursuant to the Liberty Tender Offer. Such purchases are reflected as treasury stock in the accompanying consolidated financial statements.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Employee Benefit Plans

         The Company has several employee stock purchase plans to provide employees an opportunity to create a retirement fund including ownership interests in TCI. The primary employee stock purchase plan provides for employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices, including investment in Company common stock. The Company, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Such TCI contribution is invested in TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $38 million, $35 million and $28 million for 1997, 1996 and 1995, respectively.

         Preferred Stock

         Class A Preferred Stock. The Company is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI previously held all of the issued shares of such stock, amounting to 592,797 shares. The holders of the Class A Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Liberty Distribution. See note 1.

         Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. The Company is authorized to issue 1,675,096 shares of Class B Preferred Stock and 1,552,490 of such shares are issued and outstanding, net of shares held by a TCI subsidiary.

         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), and, in the sole discretion of the Board, may be declared and paid in cash, in shares of TCI Group Series A Stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of TCI Group Series A Stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of TCI Group Series A Stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of TCI Group Series A Stock by the Average Market Price of the TCI Group Series A Stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of TCI Group Series A Stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Redeemable Convertible Preferred Stock, Series E. The Company is authorized to issue 400,000 shares of Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. Subsidiaries of TCI previously held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Liberty Distribution. See note 1.

         Stock-Based Compensation

         As of December 31, 1997, the Company and its subsidiaries had several stock-based compensation plans for certain employees, officers, directors and other persons. Such plans are described below.

         Tele-Communications, Inc. Stock Incentive Plans. In 1994, the Company adopted the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). The Plan provided for awards to be made in respect of a maximum of 16 million shares of TCI Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof.

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

         Awards may be made as grants of stock options ("Options"), stock appreciation rights ("SARs"), restricted shares ("Restricted Shares"), stock units ("Stock Units"), performance awards ("Performance Awards"), or any combination thereof (collectively, "Awards"). Shares in respect of which Awards are made may be either authorized but unissued shares of Series A Stock or issued shares reacquired by the Company, including shares purchased in the open market. Shares of Series A Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or, with respect to tandem SARs deemed exercised, by virtue of the exercise of a related Option), or are Restricted Shares or Stock Units that are forfeited prior to becoming vested, or are subject to Awards of SAR's that are exercised for cash, will return to the pool of such shares available for grant under the 1996 Plan.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the Liberty Distribution, each holder of an outstanding option or SAR received an additional option or stock appreciation right, as applicable, covering a number of shares of Liberty Group Series A Stock equal to 56% (as adjusted) of the number of shares of Class A common stock theretofore subject to the outstanding option or stock appreciation right, and the outstanding option or stock appreciation right would continue in effect as an option or stock appreciation right covering the same number of shares of TCI Group Series A Stock (as redesignated) that were theretofore subject to the option or stock appreciation right. The aggregate pre-adjustment strike price of the outstanding options or stock appreciation rights was allocated between the outstanding options or stock appreciation rights and the newly issued options or stock appreciation rights in a ratio determined by the Compensation Committee of TCI. The following descriptions of stock options and/or stock appreciation rights have been adjusted to reflect such change.

         As a result of the TCI Ventures Exchange, the Compensation Committee of TCI elected to adjust the options in tandem with SARs to purchase TCI Group Series A Stock to reflect the expected shift of attributable value from TCI Group to the newly created TCI Ventures Group. The options in tandem with SARs to purchase TCI Group Series A Stock outstanding immediately prior to the TCI Ventures Exchange were canceled and reissued as two separately exercisable options in tandem with SARS: (i) with 70% of the options in tandem with SARs allocated to an option in tandem with SARs to purchase TCI Group Series A Stock, and
         (ii) with 30% of the options in tandem with SARs allocated to an option in tandem with SARs to purchase TCI Ventures Group Series A Stock. The terms of these adjusted options in tandem with SARs, including the exercise price and the date of grant, are in all material respects the same as the terms of the original options in tandem with SARs. The following descriptions of stock options and/or stock appreciation rights have been adjusted to reflect such change.

         Awards granted subsequent to the Liberty Distribution may include Awards relating to TCI Group Series A Stock or Liberty Group Series A Stock and Awards granted subsequent to the TCI Ventures Exchange may include Awards relating to TCI Group Series A Stock, Liberty Group Series A Stock or TCI Ventures Group Series A Stock in such amounts and types as the Compensation Committee of TCI determines in accordance with the terms of the Incentive Plans.

         Awards of TCI Group Series A Stock made under the Incentive Plans prior to the Satellite Spin-off were adjusted in connection with the Satellite Spin-off such that immediately prior to the Satellite Spin-off, each option was divided into two separately exercisable options: (i) an option to purchase Satellite Series A Stock (an "Add-on Satellite Option"), exercisable for the number of shares of Satellite Series A common stock that would have been issued in the Satellite Spin-off in respect of the shares of TCI Group Series A Stock subject to the applicable TCI option, if such TCI option had been exercised in full immediately prior to the record date of the Satellite Spin-off, and containing substantially equivalent terms as the existing TCI option, and (ii) an option to purchase TCI Group Series A Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of TCI Group Series A Stock as the corresponding TCI option had been. The aggregate exercise price of each TCI option was allocated between the Add-on Satellite Option and the Adjusted TCI Option into which it is divided, and all other terms of the Add-on Satellite Option and Adjusted TCI Option will in all material respects be the same as such TCI option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on Satellite SARs instead of TCI SARs, effective immediately prior to the Satellite Spin-off.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         As a result of the foregoing, certain persons who remain TCI employees or non-employee directors after the Satellite Spin-off and certain persons who were TCI employees prior to the Satellite Spin-off but became Satellite employees after the Satellite Spin-off hold both Adjusted TCI Options and separate Add-on Satellite Options and/or hold both Adjusted TCI SARs and separate Add-on Satellite SARs. The obligations with respect to the Adjusted TCI Options, Add-on Satellite Options, Adjusted TCI SARs and Add-on Satellite SARs held by TCI employees and non-employee directors following the Satellite Spin-off are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on Satellite Options, Adjusted TCI SARs and Add-on Satellite SARs held by persons who are Satellite employees at the time of the Satellite Spin-off and following the Satellite Spin-off are no longer TCI employees are obligations solely of Satellite. Prior to the Satellite Spin-off, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of TCI Group Series A Stock and Satellite Series A common stock, respectively, as necessary to satisfy their respective obligations under such securities.

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase Class A common stock, TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock pursuant to the Incentive Plans. The number of options to purchase Liberty Group Series A Stock and TCI Ventures Group Series A Stock, and the WAEP thereof, has been adjusted to give effect to the 1998 Liberty Stock Dividend and the TCI Ventures Dividend, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                                               TCI
                                                                                   Liberty                  Ventures
                                Class A                  TCI Group                  Group                     Group
                                common                   Series A                  Series A                  Series A
                                stock         WAEP        Stock         WAEP        Stock         WAEP        Stock         WAEP
                               ---------    --------    -----------    -------     ---------     -------     -------       ------
                                                      amounts in thousands, except for WAEP
Outstanding at
    January 1, 1995             11,321      $ 18.13           --                        --                        --
      Converted from
         Class A options       (11,219)       18.15       11,219      $ 13.58           --                        --
      Adjustment for
         Liberty
         Distribution               --                        --                     6,311      $  8.07           --
      Granted                       --                     7,508        16.99        5,819        10.63           --
      Exercised                    (92)       16.07         (934)       12.45         (511)        7.41           --
      Canceled                     (10)       17.25          (91)       13.07          (51)        7.77           --
                               -------                   -------                   -------                   -------

Outstanding at
    December 31, 1995               --                    17,702        15.08       11,568         9.39           --
      Exercised                     --                      (196)       12.70         (132)        7.93           --
      Canceled                      --                      (132)       15.35          (42)        8.45           --
                               -------                   -------                   -------                   -------

Outstanding at
    December 31, 1996               --                    17,374        12.97       11,394         9.41           --
      Adjustment for TCI
         Ventures Exchange          --                    (7,874)       14.21           --                    15,748      $  7.11
      Granted                       --                    12,314        15.26        3,514        15.91           --
      Exercised                     --                    (5,621)       11.95       (2,502)        8.41       (1,035)        6.77
      Canceled                      --                       (72)       14.31          (47)       10.21           (2)        7.10
                               -------                   -------                   -------                   -------

Outstanding at
    December 31, 1997               --                    16,121        14.47       12,359        11.45       14,711         7.13
                               =======                   =======                   =======                   =======

Exercisable at
    December 31, 1997               --                     4,363        12.82        5,156         9.09        4,723         6.31
                               =======                   =======                   =======                   =======

Vesting Period                      --                     5 yrs                     5 yrs                     5 yrs
                               =======                   =======                   =======                   =======

                                                                     (Continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On December 13, 1995, pursuant to the 1994 Plan, the Company awarded 330,000 restricted shares of TCI Group Series A Stock and 67,500 restricted shares of Liberty Group Series A Stock to certain officers and other key employees of the Company. Based on the terms at the date of grant, such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $20.625 and $11.67, respectively, on the date of grant.

         On July 23, 1997, pursuant to the 1996 Plan, the Company awarded 400,000 restricted shares of TCI Group Series A Stock to an officer and a director of the Company. Such restricted shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Such restricted shares had a fair value of $15.81 on the date of grant.

         On December 16, 1997, the Company granted, subject to shareholder approval, options in tandem with stock appreciation rights to acquire 2,800,000 shares of TCI Ventures Group Series B Stock to an officer and director of the Company. The options in tandem with stock appreciation rights have an exercise price of $10.37 and vest ratably over five years with such vesting period beginning December 16, 1997, first become exercisable on December 16, 1998 and expire on December 16, 2007.

         SARs with respect to 508,350 shares of TCI Group Series A Stock, 569,553 shares of Liberty Group Series A Stock and 814,726 shares of TCI Ventures Group Series A Stock were outstanding at December 31, 1997. These rights have an adjusted strike price of $.52, $.36 and $.26 per share, respectively. All such SARs are 100% vested at December 31, 1997 and expire on March 28, 2001. The Company has the option of paying the holder in stock or cash. During the year ended December 31, 1997, SARs with respect to 442,162 shares of TCI Group Series A Stock, 231,163 shares of Liberty Group Series A Stock and 237,200 shares of TCI Ventures Group Series A Stock were exercised.

         Tele-Communications, Inc. Director Stock Option Plan. On August 3, 1995, stockholders of the Company approved the Director Stock Option Plan (the "DSOP") including the grant, effective as of November 16, 1994, to each person that as of that date was a member of the Board and was not an employee of the Company or any of its subsidiaries, of options to purchase 50,000 shares of TCI Class A common stock. Pursuant to the DSOP, options to purchase 300,000 shares of TCI Class A common stock were granted at an exercise price of $22.00 per share. Such options had a weighted average fair value of $16.49 on the date of grant. Options issued pursuant to the DSOP vest and become exercisable over a five-year period from the date of grant and expire 10 years from the date of grant. During the year ended December 31, 1995, options to purchase 50,000 shares of TCI Group Series A Stock and options to purchase 28,125 shares of Liberty Group Series A Stock were canceled. During the year ended December 31, 1996, options to purchase 150,000 shares of TCI Group Series A Stock and options to purchase 84,375 shares of Liberty Group Series A Stock with a WAEP of $14.75 and $11.52, respectively, were issued pursuant to the DSOP. Such options had a weighted average fair value of $9.83 and $7.67, respectively, on the date of grant.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1997, 370,000 options with respect to TCI Group Stock granted pursuant to the DSOP were outstanding, 162,000 of which were exercisable. Such options had a range of exercise prices of $12.25 to $16.99, with a WAEP of $14.04, and a weighted average remaining contractual life of 7.68 years.

         At December 31, 1997, 225,000 options with respect to Liberty Group Stock granted pursuant to the DSOP were outstanding, 101,250 of which were exercisable. Such options had a range of exercise prices of $9.78 to $11.67, with a WAEP of $10.43, and a weighted average remaining contractual life of 7.63 years.

         Tele-Communications International, Inc. Stock Incentive Plan. In 1995, TINTA adopted the Tele-Communications International, Inc. 1995 Stock Incentive Plan (the "TINTA 1995 Plan"). The TINTA 1995 Plan provides for Awards to be made in respect of a maximum of 3,000,000 shares of TINTA Series A common stock ("TINTA Series A Stock") (subject to certain anti-dilution adjustments). Shares of TINTA Series A Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related stock appreciation right), or are forfeited prior to becoming vested will return to the pool of such shares available for grant under the TINTA 1995 Plan.

         On December 13, 1995, stock options in tandem with SARs to purchase 1,302,000 shares of TINTA Series A Stock were granted pursuant to the TINTA 1995 Plan. Of such grant, 1,252,000 options in tandem with SARs were granted to employees of TINTA. Additionally, on December 13, 1995 TCI granted to one of its officers 50,000 options in tandem with SARs to acquire TINTA Series A Stock owned by it. Such options vest evenly over five years, first became exercisable August 4, 1996 and expire on August 4, 2005. During 1997, TINTA granted stock options in tandem with SARs to purchase 1,130,000 shares of TINTA Series A Stock. Such options vest evenly over five years, first become exercisable one year after date of grant, and expire ten years after date of grant.

         The following table presents the number and WAEP of certain options in tandem with SARs to purchase TINTA Series A Stock pursuant to the TINTA 1995 Plan (amounts in thousands, except for WAEP).

                                                             TINTA
                                                         Series A Stock          WAEP
                                                         --------------     --------------
         Outstanding at January 1, 1995                             --

                Granted                                          1,302     $         16.00
                                                          ------------

         Outstanding at December 31, 1995 and 1996               1,302               16.00

                Granted                                          1,130               14.69
                                                          ------------

         Outstanding at December 31, 1997                        2,432               15.39
                                                          ============

         Exercisable at December 31, 1997                          521               16.00
                                                          ============

         Vesting Period                                       5 yrs
                                                          ============


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On December 13, 1995, pursuant to the TINTA 1995 Plan, 40,000 restricted shares of TINTA Series A Stock were awarded to certain officers and directors of TINTA. Such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $25.375 on the date of grant.

         On July 23, 1997, pursuant to the TINTA 1995 Plan, 150,000 restricted shares of TINTA Series A Stock were awarded to a director of TINTA. Such restricted shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Such restricted shares had a fair value of $14.625 on the date of grant.

         Tele-Communications International, Inc. Nonemployee Director Stock Option Plan. On April 11, 1996, TINTA adopted the Tele-Communications International, Inc. 1996 Nonemployee Director Stock Option Plan (the "TINTA Director Plan"). The TINTA Director Plan provides for grants to be made to nonemployee directors of TINTA of options to purchase a maximum of 1,000,000 shares of TINTA Series A Stock (subject to certain anti-dilution adjustments). Shares that are subject to such options that expire or terminate for any reason without having been exercised will return to the pool of shares underlying options available to grant under the TINTA Director Plan. Pursuant to the TINTA Director Plan, options to purchase 200,000 shares of TINTA Series A Stock were granted in April 1996 at an exercise price of $16.00 per share. Such options had a weighted average fair value of $14.01 on the date of grant. Options issued pursuant to the TINTA Director Plan vest and become exercisable over a five-year period from the date of grant and expire 10 years from the date of grant.

         At December 31, 1997, 200,000 options with respect to TINTA Series A Stock granted pursuant to the TINTA Director Plan were outstanding, 40,000 of which were exercisable. Such options had a weighted average remaining contractual life of 9 years.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Founders Options. Effective December 1, 1996, certain officers and key employees of the Company were each granted options (the "Telephony Option") representing 1.0% of the Company's common equity in TCI Telephony Services, Inc., a consolidated subsidiary of the Company, ("Telephony Services"). The aggregate exercise price for each such option was equal to 1.0% of (i) the Company's cumulative investment in Telephony Services as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less (ii) the sum of (x) $500 million and (y) the amount of the tax benefits generated by Telephony Services (up to $500 million) as and when used by TCI. Such options had a fair value of $1,347,700 per option on the date of grant. Each such option was replaced during 1997 with a separate SAR with respect to each of Telephony Services' two direct wholly-owned subsidiaries, TCI Teleport Holdings, Inc. ("TCI Teleport") and TCI Wireless Holdings, Inc. ("TCI Wireless"). Each of the SAR with respect to TCI Teleport (the "CLEC SAR") and the SAR with respect to TCI Wireless (the "Wireless SAR") entitles the holder to the excess of the value of the shares subject to the SAR (based on the percentage that such shares represent of the total value of the common equity of TCI Teleport or TCI Wireless, as applicable, as of the exercise date) over the "strike price" (i.e., 1% of TCI's cumulative investment in TCI Teleport or TCI Wireless, as applicable, and their respective subsidiaries at December 1, 1996, plus a 6% per annum interest factor from the date when each such investment was made to the date of exercise). The material terms of the CLEC SAR and the Wireless SAR are the same as those of the Telephony Option, except that the strike price for each such SAR is an allocated portion of the exercise price under the Telephony Option based on TCI's cumulative investment in TCI Teleport and TCI Wireless. All such SARs will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006. Any exercise by one of such executive officers of all or part of the CLEC SAR would need to be accompanied by the exercise by such executive officer of a pro rata portion of Wireline Option described below.

         Each such officer and key employee was also granted a similar option (the "Wireline Option") representing 1.0% of the Company's common equity in TCI Wireline, Inc., another consolidated subsidiary of the Company, ("Wireline"). The aggregate exercise price for each such Wireline Option is equal to 1.0% of the Company's cumulative investment in Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. All of such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006. Such options had a fair value of $4,400 per option on the date of grant. Such options must be exercised on a pro rata basis with the CLEC SARs discussed above.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Effective December 1, 1996, certain officers and key employees of the Company were each granted options (the "Internet Option") representing 1% of the Company's common equity in TCI Internet Services, Inc. ("TCI Internet"), a consolidated subsidiary of the Company. The aggregate exercise price for each Internet Option was equal to 1.0% of the Company's cumulative investment in TCI Internet as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise price. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006. Such options had a fair value of $346,800 on the date of grant. In anticipation of the transfer to TCI.NET, Inc. ("TCI.NET") of the Internet services distribution business conducted through subsidiaries of TCI Internet, each such option was replaced during 1997 with an option to acquire a number of shares equal to 1.0% of TCI's common equity in TCI.NET at December 1, 1996 and a SAR with respect to a number of shares equal to 1.0% of TCI's common equity in TCI Internet at December 1, 1996. The material terms of the option to acquire shares of TCI.NET are the same as those of the Internet Option, except that the exercise price, which will be payable to TCI. NET, is an allocated portion of the exercise price under the Internet Option based on TCI's cumulative investment in the Internet services distribution business relative to the balance of its cumulative investment in TCI Internet at December 1, 1996. The SAR entitles the holder to the excess of the value of the shares subject to the SAR (based on the percentage that such shares represent of the total value of the common equity of TCI Internet as of the exercise date) over 1% of TCI's cumulative investment in TCI Internet at December 1, 1996, plus a 6% per annum interest factor from the date when each such investment was made to the date of exercise. Any exercise by the holder of all or part of the TCI.NET option must be accompanied by the exercise by such holder of a pro rata portion of the TCI Internet SAR, and vice versa.

         At December 31, 1997, 14 CLEC SARs and 20 Wireless SARs were outstanding, none and 4, respectively, of which were exercisable. Such SARs had exercise prices of $452,243 and $985,446, respectively, and an average remaining contractual life of 9 years.

         At December 31, 1997, 14 Wireline Options were outstanding, none of which were exercisable. Such options had an exercise price of $13,314 and an average remaining contractual life of 9 years.

         At December 31, 1997, 22 TCI Internet SARs and 22 TCI.NET options were outstanding, none of which were exercisable. Such SARs and options had exercise prices of $35,048 and $22,025, respectively, and an average remaining contractual life of 9 years.

         United Video Satellite Group, Inc. Equity Incentive Plan and United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors. United Video Satellite Group, Inc., a subsidiary of the Company, ("UVSG") sponsors the United Video Satellite Group, Inc. Equity Incentive Plan under which 4.0 million shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. UVSG's Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, UVSG sponsors the United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors under which 165,000 shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1997, 3.2 million shares of UVSG's Class A Common Stock were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding are as follows (amounts in thousands, except for WAEP):

                                                UVSG
                                           Class A Common
                                                Stock             WAEP
                                           ---------------    ----------
         At January 1, 1995                        2,739      $     6.78
              Exercised                             (674)           1.46
              Canceled                                (5)          12.62
                                              ----------

         At December 31, 1995                      2,060            8.51
              Granted                                638           22.22
              Exercised                             (407)           8.08
              Canceled                              (402)          18.42
                                              ----------

         At December 31, 1996                      1,889           11.12
              Granted                                458           17.09
              Exercised                           (1,045)           8.09
              Canceled                              (126)          11.76
                                              ----------

         At December 31, 1997                      1,176           16.07
                                              ==========

         Exercisable at December 31, 1997            354
                                              ==========

         Exercise prices for options outstanding as of December 31, 1997 ranged from $8 to $27. The weighted-average remaining contractual life of such options is 8.1 years.

         At Home Corporation Stock Option Plans. At Home Corporation, a subsidiary of the Company, ("@ Home") adopted certain stock option plans (the "@ Home Plans") during 1996 and 1997. The @ Home Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to employees, directors and consultants of @ Home. Options under the @ Home Plans generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

         Options outstanding are as follows ( amounts in thousands, except for WAEP):

                                                @ Home
                                            Series A Common
                                                 Stock            WAEP
                                            ---------------   ----------
         At January 1, 1996                           --      $       --
              Granted                              5,296             .06
              Exercised                           (4,875)            .06
              Canceled                              (198)            .05
                                              ----------

         At December 31, 1996                        223             .06
              Granted                              5,158            6.30
              Exercised                           (2,170)            .25
              Canceled                              (153)           3.78
                                              ----------

         At December 31, 1997                      3,058           10.26
                                              ==========

         Exercisable at December 31, 1997          1,642
                                              ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Exercise prices for options outstanding as of December 31, 1997 ranged from $.05 to $24.50. The weighted-average remaining contractual life of such options is 9.29 to 9.90 years. The weighted-average fair value of options granted during 1997 and 1996 was $3.29 and $.01, respectively

         The estimated fair values of the Options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a 35% volatility factor, (c) the 10-year option term; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

         Estimated compensation relating to restricted stock awards, options with tandem SARs and SARs has been recorded through December 31, 1997 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS 123, the Company's net earnings (loss) and net earnings
         (loss) per share would have changed to the pro forma amounts indicated below (amounts in millions, except per share amounts):

                                                                      1997                1996
                                                                 --------------      --------------
Pro forma net earnings (loss) attributable to common
    stockholders                                                 $         (673)                256

Pro forma basic net earnings (loss) attributable to common stockholders per common share


      TCI Group Series A and Series B                            $         (.86)              (1.20)
      Liberty Media Group Series A and Series B                  $          .34                2.82
      TCI Ventures Group Series A and Series B                   $         (.63)                 --

Pro forma diluted net earnings (loss) attributable to common stockholders per common and potential common share


      TCI Group Series A and Series B                            $         (.86)              (1.20)
      Liberty Media Group Series A and Series B                  $          .31                2.58
      TCI Ventures Group Series A and Series B                   $         (.63)                 --

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost

                                                                  December 31, 1997                      December 31, 1996
                                                          --------------------------------         ------------------------------
                                                             Number of                              Number of
                                                             shares           Cost basis             shares          Cost basis
                                                          --------------   ---------------         ------------   ---------------
                                                                           (dollar amounts in millions)
         Treasury stock is summarized as follows:
               Series A TCI Group Stock                    11,296,324     $           180                  --     $            --
               Series B TCI Group Stock                    30,876,766                 518                  --                  --
               Series A Liberty Group Stock                25,082,172                 489                  --                  --
               Series B Liberty Group Stock                    82,074                   2                  --                  --
               Series B TCI Ventures Group
                   Stock                                      338,196                   4                  --                  --
         Common stock held by subsidiaries is
             summarized as follows:
               Series A TCI Group Stock                   125,645,656                 464         116,853,196                 314
               Series B TCI Group Stock                     9,112,500                 160                  --                  --
               Series A Liberty Group Stock                 6,654,367                 113                  --                  --
               Series B Liberty Group Stock                 3,417,187                  61                  --                  --
                                                                          ---------------                         ---------------
                                                                          $         1,991                         $           314
                                                                          ===============                         ===============

         General

         During the fourth quarter of 1997, the Company entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, the Company has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Common Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. The Company has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, the Company is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity. As of December 31, 1997, the Equity Swap Facility had acquired 345,000 shares of TCI Group Series A Stock and 380,000 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $3 million less than the fair value of such Equity Swap Shares at December 31, 1997.

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1997, there were 113,221,305 shares of TCI Group Series A Stock, 46,015,274 shares of Liberty Group Series A Stock, 36,237,250 shares of TCI Ventures Group Series A Stock, and 2,800,000 shares of TCI Ventures Group Series B Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock, and upon vesting of restricted stock awards described in this note 12 and in notes 9 and 10. In addition, one share of Series A Stock of each Group is reserved for each outstanding share of Series B Stock of each Group.

         Effective January 13, 1997, the Company issued a stock dividend to holders of Liberty Group Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock. Such stock dividend was treated as a stock split.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     Transactions with Officers and Directors

         On June 16, 1997, the Company consummated the Exchange whereby 30,545,864 shares of TCI Group Series A Stock were exchanged for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares in an account at the Investment Bankers. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. In connection with the Exchange and Sale, Dr. Malone agreed to forego the exercise of certain option rights, and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, the Company announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and
         (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement will be reflected as a $274 million reduction of additional paid-in capital during the first quarter of 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On September 25, 1997, certain subsidiaries of the Company entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C., which is controlled by a director of the Company. On January 15, 1998, pursuant to the agreement, the cable television assets of the applicable cable systems of the Company were contributed to Peak Cablevision in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications, L.L.C. were contributed in 1998 in exchange of a 33.3% interest in Peak Cablevision.

         On July 23, 1997, an executive officer who is also a director of the Company acquired from the Company an aggregate of 7,296,324 shares of TCI Group Series B Stock and 3,417,187 shares of Liberty Group Series B Stock, in exchange for a like number of shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, held by such executive officer and director.

         On July 24, 1997, the Company repurchased 219,937 shares of Liberty Group Series A Stock from the spouse of an executive officer who is also a director of the Company at an aggregate cost of approximately $4 million.

         On June 10, 1997 (the "IP Phase I Closing Date"), the Company issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of the Company is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which the Company acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions the Company adopted the equity method of accounting for its investment in Intermedia Partners, a California limited partnership, and restated its financial statements. Such restatement resulted in a $125 million decrease to its investment in Intermedia Partners, a $50 million decrease to its deferred tax liability, and a $75 million increase to its accumulated deficit at December 31, 1996. In addition, such restatement resulted in a $14 million increase to its net earnings in 1996 and a $12 million increase to its net loss in 1995.

         On August 5, 1997 (the "IP Phase II Closing Date"), the Company issued 2,405,942 shares of TCI Group Series B Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of the Company is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, and a partial and final closing under the IP-I and IP-III Purchase Agreements, pursuant to which the Company acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in ICM IV and an additional .001% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate amount of $18 million. See note 5.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the three Partnership Interest Purchase Agreements, a director of the Company received a consulting fee in the amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock and the son of a director of the Company received an advisory fee in the amount of 36,364 shares of TCI Group Series B Stock.

         In connection with the Kearns-Tribune merger (see note 7), the former Chairman of the Board of Kearns-Tribune who is also a director of TCI (the "Former Kearns-Tribune Chairman") received (i) a cash payment of $1.6 million and (ii) an assignment of all of Kearns-Tribune right, title and interest in and to all patented mining claims owned by Kearns-Tribune, including but not limited to royalties, buildings, fixtures, surface rights, licenses and contracts related thereto, which patented mining claims are valued at $438,000. With respect to the assignment of the mining claims, the Former Kearns-Tribune Chairman agreed to assume all liabilities with respect thereto and agreed to indemnify Kearns-Tribune for any and all liabilities of Kearns-Tribune, if any, relating to the mining claims, including those arising from past operations. As of December 31, 1997, Kearns-Tribune had made the cash payment to the Former Kearns-Tribune Chairman and was in process of completing the transfers of the mining claims to a corporation designated by the Former Kearns-Tribune Chairman. The parties anticipate the remaining mining claim transfers will be completed in fiscal 1998.

         On March 4, 1997, an executive officer who is also a director of the Company received an advance from a wholly-owned subsidiary of the Company in the amount of $6 million. On March 5, 1997, such individual received a second advance from a wholly-owned subsidiary of the Company in the amount of $6 million. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year. The loan is unsecured.

         On the date of the Satellite Spin-off, the Company granted options to two of its executive officers and a key employee of TCIC to acquire an aggregate of 1,660,190 shares of Satellite Series A Common Stock. The exercise price for each such option is equal to $8.86 per share. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Effective January 31, 1996, a director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options were exercised during the first quarter of 1998. The aggregate exercise price of $3,000,000 was satisfied with five non-interest bearing promissory notes that are due and payable to the Company in 2008.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Sale of Subsidiary Stock

         In April 1997, @Home issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for cash proceeds of approximately $100 million. As a result of the @Home IPO, the Company's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the Company's ownership interest of @Home, the Company recognized a gain of $60 million.

         Effective October 2, 1997, @Home entered into a Letter Agreement and Term Sheet with CSC, and it's parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner, Perkins, Caufield & Byers and TCI (the "CSC Agreement"). In accordance with the provisions of the CSC Agreement, CSC has entered into a Master Distribution Agreement for the distribution of @Home's high speed residential consumer Internet access services on substantially the same terms and conditions as agreements previously entered into with TCI, Comcast and Cox. In connection with the CSC Agreement, @Home issued to CSC warrants to purchase an aggregate of 10,946,936 shares of @Home's Series A Common Stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 of such shares were exercisable as of March 4, 1998, subject to the receipt of all necessary governmental consents or approvals, and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. During the fourth quarter of 1997, @Home recorded a non-cash, non-recurring charge of $173 million to operations based on the fair value of 7,875,784 shares which were underlying the then exercisable warrants. An additional charge to operations of approximately $74 million will be recorded in March 1998 when warrants with respect to 2,353,514 shares became exercisable. The 1997 charge is included in cost of distribution agreement in the accompanying consolidated statements of operations. Following the exercise of all of CSC's warrants, the Company's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively.

         On July 18, 1995, TINTA completed an initial public offering (the "TINTA IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos (the "TYC Acquisition"). As a result of the TINTA IPO and the TYC Acquisition, the Company recognized a gain amounting to $123 million.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80%-or-more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

         Income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                    Current         Deferred          Total
                                    -------         --------          -----
                                              amounts in millions
Year ended December 31, 1997:
  Federal                         $      (10)            264             254
  State and local                        (31)             11             (20)
                                  ----------      ----------      ----------
                                  $      (41)            275             234
                                  ==========      ==========      ==========
Year ended December 31, 1996:
  Federal                         $      (25)           (184)           (209)
  State and local                        (13)            (49)            (62)
                                  ----------      ----------      ----------
                                  $      (38)           (233)           (271)
                                  ==========      ==========      ==========

Year ended December 31, 1995:
  Federal                         $      (23)            138             115
  State and local                        (10)             23              13
                                  ----------      ----------      ----------
                                  $      (33)            161             128
                                  ==========      ==========      ==========

         Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                               Years ended December 31,
                                                      -------------------------------------------
                                                          1997            1996            1995
                                                      ------------     ----------      ----------
                                                                   amounts in millions
Computed "expected" tax benefit (expense)             $      301            (197)            109
Amortization not deductible for tax purposes                 (27)            (22)            (25)
Minority interest in losses (earnings) of
    consolidated subsidiaries                                 64              (3)              9
Gain on sale of subsidiary stock                              21              --              43
State and local income taxes, net of federal
    income tax benefit                                        (5)            (50)             (3)
Increase in valuation allowance                              (86)            (24)             --
Other                                                        (34)             25              (5)
                                                      ----------      ----------      ----------
                                                      $      234            (271)            128
                                                      ==========      ==========      ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                           December 31,
                                                                               ------------------------------------
                                                                                    1997                 1996
                                                                               ---------------      ---------------
                                                                                         amounts in millions
           Deferred tax assets:
               Net operating loss carryforwards                                $           917                  721
                 Less - valuation allowance                                               (250)                (150)
               Investment tax credit carryforwards                                         117                  118
                 Less - valuation allowance                                                (41)                 (41)
               Cost of distribution agreement                                               70                   --
               Alternative minimum tax credit carryforwards                                 95                   95
               Investments in affiliates, due principally to losses of
                 affiliates recognized for financial statement purposes in
                 excess of losses recognized for income tax purposes                       175                  282
               Future deductible amount attributable to accrued
                 stock appreciation rights and deferred compensation                       132                   24
               Future deductible amounts principally due to
                 non-deductible accruals                                                   150                   55
               Other                                                                         5                   --
                                                                               ---------------      ---------------
                    Net deferred tax assets                                              1,370                1,104
                                                                               ---------------      ---------------

           Deferred tax liabilities:
               Property and equipment, principally due to
                 differences in depreciation                                             1,295                1,193
               Franchise costs, principally due to differences in
                 amortization                                                            4,354                4,676
               Investment in affiliates, due principally to
                 undistributed earnings of affiliates                                    1,552                  917
               Intangible assets, principally due to differences in
                 amortization                                                                9                   36
               Leases capitalized for tax purposes                                           4                   90
               Other                                                                       264                  154
                                                                               ---------------      ---------------
                    Total gross deferred tax liabilities                                 7,478                7,066
                                                                               ---------------      ---------------
                    Net deferred tax liability                                 $         6,108                5,962
                                                                               ===============      ===============

         The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $291 million and $191 million, respectively.

         At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $2,021 million of which, if not utilized to reduce taxable income in future periods, $136 million expires in 2003, $117 million in 2004, $355 million in 2005, $288 million in 2006, $138 million in 2009, $167 million in 2010, $285 million in 2011 and $535 million in 2012. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $233 million and these net operating losses are subject to certain rules limiting their usage.

         At December 31, 1997, the Company had remaining available investment tax credits of approximately $62 million which, if not utilized to offset future federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Certain of the federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service (the "IRS") for the years 1993 through 1995 (the "IRS Examinations"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company.

(16)     Commitments and Contingencies

         On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission (the "FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed by a customer, or the appropriate franchise authority, if such authority has been certified by the FCC to regulate rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1997, these agreements require minimum payments aggregating approximately $695 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company's aggregate payments under the Film Licensing Obligations could prove to be significant.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         During the third quarter of 1997, the Company committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, the Company is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $469 million at December 31, 1997. With respect to the Company's guarantees of $166 million of such obligations, the Company has been indemnified for any loss, claim or liability that the Company may incur, by reason of such guarantees. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. Following such merger (the "DMX Merger"), the Company owned 89.6% of the common equity and 98.7% of the voting power of TCI Music. In December 1997, TCI Music issued convertible preferred stock and common stock in connection with two acquisitions. After giving effect to such issuances and assuming the conversion of the TCI Music convertible preferred stock, TCI, at December 31, 1997, owned TCI Music securities representing 81.1% of TCI Music's common stock and 97.5% of the voting power attributable to such TCI Music common stock. In connection with the DMX Merger, the Company assumed a contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. Such obligation may be settled, at the Company's option, with shares of TCI Group Series A Stock or with cash. The Company has recorded its contingent obligation to purchase such shares as a component of minority interest in equity of consolidated subsidiaries the accompanying consolidated financial statements.

         The Company leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $212 million, $187 million and $142 million in 1997, 1996 and 1995, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

               Years ending
               December 31,
               ------------
                  1998                $      215
                  1999                       181
                  2000                       151
                  2001                       118
                  2002                       100
                  Thereafter                 439


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1998.

         Effective as of December 16, 1997, National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI and a member of the TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         Also in December 1997, NDTC entered into a memorandum of understanding (the "GI MOU") with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately 21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a services agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         Certain key employees of the Company and members of the Board hold restricted stock awards, options and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to SARs have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Estimates of compensation relating to phantom stock appreciation rights ("PSARs") granted to employees of a subsidiary of TCI have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt.

         During 1997, the Company began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's, as well as third parties' products. Additionally, the Company has initiated a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, the Company began an effort to convert a substantial portion of its financial applications to commercial products, which are anticipated to be year 2000 ready or to outsource portions of its financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, the Company is in the process of finalizing its assessment of the impact of year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, the Company has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. The Company expects that it will have to modify or replace certain portions of its cable distribution plant, although the Company has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of the Company's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. The Company's manual assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on the Company's financial condition or position.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17)     Information about the Company's Segments

         The Company has two reportable segments: domestic cable and communications services and domestic programming services. Domestic cable and communications services receive video, audio and data signals from various sources, and amplify and distribute the signals by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. Domestic programming services produces, acquires, and distributes, through all available formats and media, branded entertainment and informational programming and software, including multimedia products, delivered in both analog and digital form. The Company's domestic cable and communications services business and assets are included in TCI Group, and the Company's domestic programming business and assets are included in Liberty Media Group. The Company's principal international businesses and assets and the Company's remaining non-cable and non-programming domestic businesses and assets are included in TCI Ventures Group.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (defined as operating income before depreciation, amortization, stock compensation and other non-cash charges). The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                  Domestic cable     Domestic
                                                 & communications   programming          All
                                                     services         services          other           Total
                                                 ----------------   -----------        -------        --------
                                                                      amounts in millions
         Year ended December 31, 1997:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    6,429            374             969           7,772
         Intersegment revenue                              --            173              29             202
         Segment operating cash flow                    2,766             55             154           2,975

         Year ended December 31, 1996:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    5,881          1,339             926           8,146
         Intersegment revenue                              --            107              17             124
         Segment operating cash flow                    2,016            164              96           2,276

         Year ended December 31, 1995:
         -----------------------------
         Revenues from external customers
             including intersegment revenue        $    4,827          1,441             326           6,594
         Intersegment revenue                              --             80               8              88
         Segment operating cash flow                    1,925             16              47           1,988

         As of December 31, 1997
         -----------------------
         Segment assets                            $   23,578          5,039           3,780          32,397
         Investment in equity method investees            414            524           2,098           3,036
         Expenditures for segment assets                  538              4             167             709

         As of December 31, 1996
         -----------------------
         Segment assets                            $   22,819          3,059           4,260          30,138
         Investment in equity method investees            361            545           2,069           2,975
         Expenditures for segment assets                1,834             12             209           2,055


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                                        Year ended December 31,
                                                               ------------------------------------------
                                                                  1997            1996            1995
                                                               ----------      ----------      ----------
                                                                         amounts in millions
         Revenue
         -------
         Total revenue for reportable segments                 $    6,803           7,220           6,268
         Other revenue                                                969             926             326
         Elimination of intersegment revenue                         (202)           (124)            (88)
                                                               ----------      ----------      ----------
                  Total consolidated revenue                   $    7,570           8,022           6,506
                                                               ==========      ==========      ==========

         Operating Cash Flow to Earnings (Loss) Before
         ---------------------------------------------
              Income Tax
              ----------
         Total operating cash flow for reportable segments     $    2,821           2,180           1,941
         Other operating cash flow                                    154              96              47
         Other items excluded from operating cash flow:
                  Depreciation                                     (1,077)         (1,093)           (899)
                  Amortization                                       (537)           (523)           (473)
                  Stock compensation                                 (488)             13             (57)
                  Cost of distribution agreement                     (173)             --              --
                  Impairment of intangible assets                     (15)             --              --
                  Restructuring charges                                --             (41)            (17)
                  Interest expense                                 (1,160)         (1,096)         (1,010)
                  Interest and dividend income                         88              64              52
                  Share of losses of affiliates, net                 (930)           (450)           (213)
                  Loss on early extinguishment of debt                (39)            (71)             (6)
                  Minority interest in losses (earnings)              (55)            (56)             17
                  Gain on sale of stock by subsidiary and
                     equity investee                                  172              12             288
                  Gain on disposition of assets                       401           1,593              49
                  Other, net                                          (22)            (65)            (30)
                                                               ----------      ----------      ----------
                     Earnings (loss) before income taxes       $     (860)            563            (311)
                                                               ==========      ==========      ==========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                    As of December 31,
                                                               --------------------------
                                                                  1997             1996
                                                               ----------      ----------
                                                                  amounts in millions
         Assets
         ------
         Total assets for reportable segments                  $   28,617          25,878
         Other segment assets                                       3,780           4,260
         Consolidating and eliminating adjustments                    (74)             31
                                                               ----------      ----------
                  Consolidated total                           $   32,323          30,169
                                                               ----------      ==========

         Other Significant Items
         -----------------------
         Equity method investments for reportable segments     $      938             906
         Other equity method investments                            2,098           2,069
         Consolidating and eliminating adjustments                     12              10
                                                               ----------      ----------
                  Consolidated equity method investments       $    3,048           2,985
                                                               ==========      ==========

         Expenditures for reportable segment assets            $      542           1,846
         Other asset expenditures                                     167             209
                                                               ----------      ----------
                  Consolidated total asset expenditures        $      709           2,055
                                                               ==========      ==========

         Substantially all revenue and assets of TCI's reportable segments are attributed to or located in the United States.

         The Company does not have a single external customer which represents 10 percent or more of its consolidated revenues.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18)     Quarterly Financial Information (Unaudited)

                                                                           1st          2nd           3rd           4th
                                                                         Quarter      Quarter       Quarter       Quarter
                                                                         -------      -------       -------       -------
                                                                                         amounts in millions,
                                                                                        except per share data
           1997:
           -----
             Revenue                                                     $  1,827        1,887        1,934        1,922
                                                                         ========     ========     ========     ========
             Operating income (loss)                                     $    349          253          222         (139)
                                                                         ========     ========     ========     ========
             Net loss                                                    $    (58)        (154)         (22)        (392)
                                                                         ========     ========     ========     ========
             Basic earnings (loss) attributable to common
               stockholders per common share:

                   TCI Group Stock                                       $   (.12)        (.25)        (.34)        (.11)
                                                                         ========     ========     ========     ========
                   Liberty Group Stock (a)                               $    .04          .02          .44         (.17)
                                                                         ========     ========     ========     ========
                   TCI Ventures Group Stock (b)                          $     --           --          .07         (.69)
                                                                         ========     ========     ========     ========

             Diluted earnings (loss) attributable to common
               stockholders per common and potential common share:

                   TCI Group Stock                                       $   (.12)        (.25)        (.34)        (.11)
                                                                         ========     ========     ========     ========
                   Liberty Group Stock (a)                               $    .04          .01          .40         (.17)
                                                                         ========     ========     ========     ========
                   TCI Ventures Group Stock(b)                           $     --           --          .07         (.69)
                                                                         ========     ========     ========     ========

           1996:
           -----
             Revenue                                                     $  1,861        1,948        2,058        2,155
                                                                         ========     ========     ========     ========
             Operating income                                            $    172          169          220           71
                                                                         ========     ========     ========     ========
             Net earnings (loss):
                As previously reported                                   $   (121)        (187)        (138)         724
                Adjustment to adopt equity  method of
                  accounting for investee                                      (2)          (2)          20           (2)
                                                                         --------     --------     --------     --------
                As adjusted                                              $   (123)        (189)        (118)         722
                                                                         ========     ========     ========     ========

             Basic earnings (loss) attributable to common
                stockholders per common share:

                  TCI Group Stock:
                    As previously reported                               $   (.22)        (.30)        (.25)        (.46)
                    Adjustment to adopt equity  method of accounting
                      for investee                                             --           --          .03           --
                                                                         --------     --------     --------     --------
                    As adjusted                                          $   (.22)        (.30)        (.22)        (.46)
                                                                         ========     ========     ========     ========

                  Liberty Group Stock (a)                                $    .04          .01          .05         2.73
                                                                         ========     ========     ========     ========

             Diluted earnings (loss) attributable to common
                stockholders per common and potential common share:

                  TCI Group Stock:
                    As previously reported                               $   (.22)        (.30)        (.25)        (.46)
                    Adjustment to adopt equity  method of accounting
                      for investee                                             --           --          .03           --
                                                                         --------     --------     --------     --------
                    As adjusted                                          $   (.22)        (.30)        (.22)        (.46)
                                                                         ========     ========     ========     ========

                  Liberty Group Stock (a)                                $    .04          .01          .04         2.49
                                                                         ========     ========     ========     ========

          ------------------

          (a)     Adjusted to give effect to the 1998 Liberty Stock Dividend.

          (b)     Adjusted to give effect to the Ventures Stock Dividend.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997.

We have audited the accompanying combined balance sheets of TCI Group (a combination of certain assets of Tele-Communications, Inc., as defined in note
1) as of December 31, 1997 and 1996, and the related combined statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of TCI Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of TCI Group are intended to reflect the performance of the businesses of Tele-Communications, Inc., which have not been attributed to the Liberty Media Group or the TCI Ventures Group. The Liberty Media Group includes the businesses of Tele-Communications, Inc. which produce and distribute programming services. The TCI Ventures Group includes Tele-Communications, Inc.'s principal international assets and businesses and substantially all of Tele-Communications, Inc.'s non-cable and non-programming assets. The combined financial statements of TCI Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries.

As more fully described in note 1 to the combined financial statements, TCI has accounted for its interest in the Liberty Media Group and the TCI Ventures Group in a manner similar to the equity method of accounting for all periods that TCI Group had an interest in the Liberty Media Group and the TCI Ventures Group that, in our opinion, should be consolidated with TCI Group to conform to generally accepted accounting principles. If TCI Group's interest in the Liberty Media Group and the TCI Ventures Group were consolidated with TCI Group, the combined financial position, combined results of operations, and combined cash flows of TCI Group would equal the consolidated financial position, consolidated results of operations, and consolidated cash flows of Tele-Communications, Inc. and subsidiaries, which financial statements are included herein.

In our opinion, except for the effects of not consolidating TCI Group's interest in the Liberty Media Group and the TCI Ventures Group as discussed in the preceding paragraph, the combined financial statements referred to in the second paragraph above present fairly, in all material respects, the financial position of TCI Group as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP

Denver, Colorado
March 20, 1998

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets

                           December 31, 1997 and 1996


                                                            1997          1996 *
                                                           -------       -------
Assets                                                      amounts in millions
Cash and cash equivalents                                  $    56            --

Trade and other receivables, net                               394           308

Prepaid expenses                                                75            77

Committed program rights                                        --            50

Investments in affiliates, accounted for under
   the equity method, and related receivables
   (notes 5 and 12)                                            414           361

Property and equipment, at cost:
   Land                                                         77            69
   Distribution systems                                      9,933         9,311
   Support equipment and buildings                           1,411         1,321
                                                           -------       -------
                                                            11,421        10,701
   Less accumulated depreciation                             4,479         3,920
                                                           -------       -------
                                                             6,942         6,781
                                                           -------       -------

Franchise costs                                             17,802        17,153
   Less accumulated amortization                             2,725         2,360
                                                           -------       -------
                                                            15,077        14,793
                                                           -------       -------

Other assets, net of amortization                              620           449
                                                           -------       -------

                                                           $23,578        22,819
                                                           =======       =======

* Restated - see notes 1 and 12.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued

                           December 31, 1997 and 1996

                                                           1997         1996 *
                                                         --------      --------
Liabilities and Combined Deficit                           amounts in millions
Accounts payable                                         $    137           194

Accrued interest                                              250           266

Accrued programming expense                                   243           313

Other accrued expenses                                        726           376

Debt (note 8)                                              14,106        14,319

Deferred income taxes (note 13)                             5,147         5,160

Other liabilities                                             563           214
                                                         --------      --------

      Total liabilities                                    21,172        20,842
                                                         --------      --------

Minority interests in equity of attributed
   subsidiaries                                             1,048         1,083

Redeemable securities:
   Preferred stock (note 9)                                   655           658
   Common stock (note 2)                                        5            --

Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts ("Trust Preferred Securities")
   holding solely subordinated debt
   securities of TCI Communications, Inc.
   ("TCIC") (note 10)                                       1,500         1,000

Combined deficit (note 11):
   Combined equity (deficit), including preferred
      stocks of Tele-Communications, Inc. ("TCI")            (276)        1,789
   Unrealized holding gains for available-for-sale
      securities, net of taxes                                  4            --
   TCI Ventures Group cumulative foreign currency
      translation adjustment, net of taxes                     --            26
   TCI Ventures Group unrealized holding gains for
      available-for-sale securities, net of taxes              --            15
   Interest in TCI Ventures Group                              --        (2,729)
                                                         --------      --------
                                                             (272)         (899)

   Due to (from) related parties (note 14)                   (530)          135
                                                         --------      --------

      Total combined deficit                                 (802)         (764)
                                                         --------      --------

Commitments and contingencies (note 15)

                                                         $ 23,578        22,819
                                                         ========      ========

* Restated - see notes 1 and 12.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                       1997        1996 *       1995 *
                                                     -------      -------      -------
                                                            amounts in millions,
                                                          except per share amounts
Revenue                                              $ 6,429        5,881        4,827

Operating costs and expenses:
   Operating (note 14)                                 2,293        2,230        1,686
   Selling, general and administrative (note 14)       1,370        1,635        1,216
   Stock compensation (note 11)                          192          (23)          40
   Restructuring charges                                  --           37           --
   Depreciation                                          950          987          825
   Amortization                                          477          419          374
                                                     -------      -------      -------
                                                       5,282        5,285        4,141
                                                     -------      -------      -------

        Operating income                               1,147          596          686

Other income (expense):
   Interest expense                                   (1,105)      (1,029)        (969)
   Interest income                                        27           26           26
   Intercompany interest                                  16          (14)          20
   Share of losses of affiliates, net (note 5)           (90)         (79)          (3)
   Gain (loss) on disposition of assets, net             (20)          29            2
   Loss on early extinguishment of debt (note 8)         (39)         (71)          (6)
   Minority interests in earnings of attributed
      subsidiaries, net (note 10)                       (168)         (82)          (3)
   Other, net                                            (22)         (69)         (12)
                                                     -------      -------      -------
                                                      (1,401)      (1,289)        (945)
                                                     -------      -------      -------

        Loss before income taxes                        (254)        (693)        (259)

Income tax benefit (note 13)                             104          187           72
                                                     -------      -------      -------

        Loss before earnings (loss) of Liberty
          Media Group and TCI Ventures
          Group (note 1)                                (150)        (506)        (187)

Loss of Liberty Media Group through the date
      of the Liberty Distribution (note 1)                --           --          (29)
Earnings (loss) of TCI Ventures Group through
      the date of the TCI Ventures Exchange
      (note 1)                                          (345)        (258)          60
                                                     -------      -------      -------

        Net loss                                        (495)        (764)        (156)

Dividend requirements on preferred stocks                (42)         (35)         (34)
                                                     -------      -------      -------

        Net loss attributable to common
          stockholders                               $  (537)        (799)        (190)
                                                     =======      =======      =======

Basic and diluted loss attributable to common
    stockholders per common share (notes 1
    and 3):                                          $  (.85)       (1.20)        (.17)
                                                     =======      =======      =======

* Restated - see notes 1 and 12.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Combined Statements of Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995

                                                                                                                  TCI
                                                                                                 TCI            VENTURES
                                                                                               VENTURES           GROUP
                                                                                 UNREALIZED     GROUP          UNREALIZED
                                                                    COMBINED      HOLDING     CUMULATIVE         HOLDING
                                                                     EQUITY,     GAINS FOR     FOREIGN         GAINS FOR
                                                                    INCLUDING    AVAILABLE-    CURRENCY         AVAILABLE-
                                                                    PREFERRED     FOR-SALE    TRANSLATION        FOR-SALE
                                                                     STOCKS     SECURITIES,   ADJUSTMENT,      SECURITIES,
                                                                     OF TCI*   NET OF TAXES   NET OF TAXES     NET OF TAXES
                                                                    -------   --------------  ------------     ------------
                                                                                     amounts in millions
Balance at January 1, 1995                                          $ 2,488           (5)          (4)                1
   Net loss                                                            (156)          --           --                --
   Purchases of services from related parties                            --           --           --                --
   Cost allocations to Liberty Media Group and TCI Ventures
      Group                                                              --           --           --                --
   Cable distribution fees received from Home Shopping
      Network, Inc. ("HSN")                                              --           --           --                --
   Allocation of compensation relating to stock appreciation
      rights                                                             --           --           --                --
   Interest income from Liberty Media Group                              --           --           --                --
   Deferred tax assets transferred from Liberty Media Group              --           --           --                --
   Turner Broadcasting System, Inc. ("TBS") stock received in
      acquisition transferred to Liberty Media Group                     --           --           --                --
   Intergroup tax allocation                                             --           --           --                --
   Other intercompany transfers                                          --           --           --                --
   Change in unrealized gains for available-for-sale securities          --           12           --                60
   Foreign currency translation adjustment                               --           --           (5)               --
   Issuance of common stock by Tele-Communications
      International, Inc. ("TINTA")                                      --           --           --                --
   Issuance of common stock by subsidiary                                51           --           --                --
   Adjustment to reflect elimination of reporting delay with
      respect to certain foreign subsidiaries                            (1)          --           --                --
   Accreted dividends on TCI preferred stock subject to
      mandatory redemption requirements                                 (24)          --           --                --
   Payment of TCI preferred stock dividends                             (10)          --           --                --
   Issuance of TCI Class A common stock for acquisitions and
      investments                                                     1,378           --           --                --
   Issuance of TCI Class A common stock for acquisition by
      Liberty Media Group                                                10           --           --                --
   Cash paid by TCI Group for investment by Liberty Media
      Group contributed to Liberty Media Group combined equity           --           --           --                --
   Proceeds from issuances of TCI Class A common stock in
      public and private offerings                                      431           --           --                --
   Distribution of TCI Series A and Series B Liberty Media
      Group common stock to TCI common stockholders                  (1,364)          --           --                --
   Costs associated with Liberty Distribution to stockholders            (8)          --           --                --
   Deferred tax assets transferred from Liberty Media Group
      upon implementation of tax sharing agreement                       --           --           --                --
                                                                    -------      -------      -------           -------
Balance at December 31, 1995                                        $ 2,795            7           (9)               61
                                                                    -------      -------      -------           -------


                                                                                 LIBERTY
                                                                                  MEDIA
                                                                                  GROUP
                                                                                UNREALIZED
                                                                                  HOLDING
                                                                 INTEREST        GAINS FOR     INTEREST
                                                                   IN           AVAILABLE-        IN        DUE TO        TOTAL
                                                                   TCI           FOR-SALE       LIBERTY     (FROM)       COMBINED
                                                                 VENTURES       SECURITIES,      MEDIA      RELATED       EQUITY
                                                                  GROUP        NET OF TAXES      GROUP      PARTIES     (DEFICIT)*
                                                                 --------      ------------      -----      -------      -------
                                                                                      amounts in millions
Balance at January 1, 1995                                        (1,169)           98          (1,489)         (29)        (109)
   Net loss                                                          (60)           --              29           --         (187)
   Purchases of services from related parties                         (4)           --              43           37           76
   Cost allocations to Liberty Media Group and TCI Ventures
      Group                                                           17            --             (15)          (9)          (7)
   Cable distribution fees received from Home Shopping
      Network, Inc. ("HSN")                                           --            --              --           27           27
   Allocation of compensation relating to stock appreciation
      rights                                                          (5)           --              (7)          (3)         (15)
   Interest income from Liberty Media Group                           --            --              (2)          --           (2)
   Deferred tax assets transferred from Liberty Media Group           --            --              14           --           14
   Turner Broadcasting System, Inc. ("TBS") stock received in
      acquisition transferred to Liberty Media Group                  --            --              (7)          --           (7)
   Intergroup tax allocation                                          56            --              --           --           56
   Other intercompany transfers                                     (796)           --             (18)         (30)        (844)
   Change in unrealized gains for available-for-sale securities      (60)          108            (108)          --           12
   Foreign currency translation adjustment                             5            --              --           --           --
   Issuance of common stock by Tele-Communications
      International, Inc. ("TINTA")                                 (313)           --              --           --         (313)
   Issuance of common stock by subsidiary                            (51)           --              --           --           --
   Adjustment to reflect elimination of reporting delay with
      respect to certain foreign subsidiaries                          1            --              --           --           --
   Accreted dividends on TCI preferred stock subject to
      mandatory redemption requirements                               --            --              --           --          (24)
   Payment of TCI preferred stock dividends                           --            --              --           --          (10)
   Issuance of TCI Class A common stock for acquisitions and
      investments                                                     --            --              --           --        1,378
   Issuance of TCI Class A common stock for acquisition by
      Liberty Media Group                                             --            --             (10)          --           --
   Cash paid by TCI Group for investment by Liberty Media
      Group contributed to Liberty Media Group combined equity        --            --              (2)          --           (2)
   Proceeds from issuances of TCI Class A common stock in
      public and private offerings                                    --            --              --           --          431
   Distribution of TCI Series A and Series B Liberty Media
      Group common stock to TCI common stockholders                   --          (206)          1,570           --           --
   Costs associated with Liberty Distribution to stockholders         --            --              --           --           (8)
   Deferred tax assets transferred from Liberty Media Group
      upon implementation of tax sharing agreement                    --            --               2           --            2
                                                                  ------       -------         -------      -------      -------
Balance at December 31, 1995                                      (2,379)           --              --           (7)         468
                                                                  ------       -------         -------      -------      -------




* Restated - see notes 1 and 12.                                   (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Combined Statements of Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995



                                                                                                                  TCI
                                                                                                 TCI            VENTURES
                                                                                               VENTURES           GROUP
                                                                                 UNREALIZED     GROUP          UNREALIZED
                                                                    COMBINED      HOLDING     CUMULATIVE         HOLDING
                                                                     EQUITY,     GAINS FOR     FOREIGN         GAINS FOR
                                                                    INCLUDING    AVAILABLE-    CURRENCY         AVAILABLE-
                                                                    PREFERRED     FOR-SALE    TRANSLATION        FOR-SALE
                                                                     STOCKS     SECURITIES,   ADJUSTMENT,      SECURITIES,
                                                                     OF TCI*   NET OF TAXES   NET OF TAXES    NET OF TAXES
                                                                    -------   --------------  ------------    -------------
                                                                                     amounts in millions
Balance at December 31, 1995                                        $ 2,795            7           (9)                61
   Net loss                                                            (764)          --           --                 --
   Purchases of services from related parties                            --           --           --                 --
   Cost allocations to Liberty Media Group and TCI Ventures
     Group                                                               --           --           --                 --
   Cable distribution fees received from HSN                             --           --           --                 --
   Allocation of compensation relating to stock appreciation
     rights                                                              --           --           --                 --
   Allocation of payment of compensation relating to stock
     appreciation rights                                                 --           --           --                 --
   Intergroup tax allocation                                             --           --           --                 --
   Interest expense to TCI Ventures Group                                --           --           --                 --
   TCI Ventures Group note payable                                       --           --           --                 --
   Repayment on TCI Ventures Group note payable                          --           --           --                 --
   Other intercompany transfers                                          --           --           --                 --
   Recognition of unrealized holding gains on
     available-for-sale securities                                       --           --           --                 (8)
   Change in unrealized gains for available-for-sale securities          --           (7)          --                (38)
   Foreign currency translation adjustment                               --           --           35                 --
   Issuance of TINTA common stock                                        --           --           --                 --
   Minority interest deficit in joint venture at formation               --           --           --                 --
   Excess of earnings over distributions to minority interest
     in joint venture                                                    --           --           --                 --
   Accreted dividends on TCI preferred stock subject to
     mandatory redemption requirements                                  (25)          --           --                 --
   Payment of TCI preferred stock dividends                             (10)          --           --                 --
   Issuance of TCI common stock for acquisition                         265           --           --                 --
   Issuance of common stock upon conversion of notes                      2           --           --                 --
   Issuance of common stock upon conversion of preferred stock           16           --           --                 --
   Exchange of cost investment for TCI Group common stock               (85)          --           --                 --
   Spin-off of TCI Satellite Entertainment, Inc.  (note 7)             (405)          --           --                 --
                                                                    -------      -------      -------         ----------
Balance at December 31, 1996                                        $ 1,789           --           26                 15
                                                                    -------      -------      -------         ----------


                                                                                 LIBERTY
                                                                                  MEDIA
                                                                                  GROUP
                                                                                UNREALIZED
                                                                                  HOLDING
                                                                   INTEREST      GAINS FOR   INTEREST
                                                                     IN         AVAILABLE-      IN        DUE TO        TOTAL
                                                                     TCI         FOR-SALE     LIBERTY     (FROM)       COMBINED
                                                                   VENTURES     SECURITIES,    MEDIA      RELATED       EQUITY
                                                                    GROUP      NET OF TAXES    GROUP      PARTIES     (DEFICIT)*
                                                                   --------    ------------    -----      -------      -------
                                                                                      amounts in millions
Balance at December 31, 1995                                         (2,379)         --          --          (7)         468
   Net loss                                                             258          --          --          --         (506)
   Purchases of services from related parties                           (38)         --          --         107           69
   Cost allocations to Liberty Media Group and TCI Ventures
     Group                                                               30          --          --         (22)           8
   Cable distribution fees received from HSN                             --          --          --          (3)          (3)
   Allocation of compensation relating to stock appreciation
     rights                                                               7          --          --           3           10
   Allocation of payment of compensation relating to stock
     appreciation rights                                                 --          --          --           1            1
   Intergroup tax allocation                                             53          --          --         (32)          21
   Interest expense to TCI Ventures Group                                14          --          --          --           14
   TCI Ventures Group note payable                                       --          --          --         337          337
   Repayment on TCI Ventures Group note payable                          --          --          --        (160)        (160)
   Other intercompany transfers                                        (716)         --          --         (89)        (805)
   Recognition of unrealized holding gains on
     available-for-sale securities                                        8          --          --          --           --
   Change in unrealized gains for available-for-sale securities          38          --          --          --           (7)
   Foreign currency translation adjustment                              (35)         --          --          --           --
   Issuance of TINTA common stock                                       (10)         --          --          --          (10)
   Minority interest deficit in joint venture at formation               49          --          --          --           49
   Excess of earnings over distributions to minority interest
     in joint venture                                                    (8)         --          --          --           (8)
   Accreted dividends on TCI preferred stock subject to
     mandatory redemption requirements                                   --          --          --          --          (25)
   Payment of TCI preferred stock dividends                              --          --          --          --          (10)
   Issuance of TCI common stock for acquisition                          --          --          --          --          265
   Issuance of common stock upon conversion of notes                     --          --          --          --            2
   Issuance of common stock upon conversion of preferred stock           --          --          --          --           16
   Exchange of cost investment for TCI Group common stock                --          --          --          --          (85)
   Spin-off of TCI Satellite Entertainment, Inc.  (note 7)               --          --          --          --         (405)
                                                                    -------     -------     -------     -------      -------
Balance at December 31, 1996                                         (2,729)         --          --         135         (764)
                                                                    -------     -------     -------     -------      -------


* Restated - see notes 1 and 12.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Combined Statements of Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995

                                                                                                                           TCI
                                                                                                         TCI            VENTURES
                                                                                                       VENTURES           GROUP
                                                                                         UNREALIZED     GROUP           UNREALIZED
                                                                            COMBINED      HOLDING     CUMULATIVE         HOLDING
                                                                             EQUITY,     GAINS FOR     FOREIGN          GAINS FOR
                                                                            INCLUDING    AVAILABLE-    CURRENCY         AVAILABLE-
                                                                            PREFERRED     FOR-SALE    TRANSLATION        FOR-SALE
                                                                             STOCKS     SECURITIES,   ADJUSTMENT,       SECURITIES,
                                                                             OF TCI*   NET OF TAXES   NET OF TAXES     NET OF TAXES
                                                                             -------   --------------  ------------    ------------
                                                                                                amounts in millions
Balance at December 31, 1996                                                $ 1,789              --          26           15
   Net loss                                                                    (495)             --          --           --
   Purchases of services from related parties                                    --              --          --           --
   Cost allocations to Liberty Media Group and TCI Ventures Group                --              --          --           --
   Allocation of compensation relating to stock appreciation rights              --              --          --           --
   Allocation of payment of compensation relating to stock appreciation
      rights                                                                     32              --          --           --
   Intergroup tax allocation                                                     --              --          --           --
   Issuance of notes from related parties, net                                   --              --          --           --
   Payments of notes from related parties, net                                   --              --          --           --
   Interest income from related parties                                          --              --          --           --
   Excess consideration received over carryover basis of net assets
      transferred to related party                                              219              --          --           --
   Gain in connection with the issuance of shares by subsidiary                  66              --          --           --
   Adjustment to reflect deferred gain on sale by related party,
      net of tax (note 14)                                                      (30)             --          --           --
   Foreign currency translation adjustment                                       --              --         (19)          --
   Distribution of TCI Series A and Series B TCI Ventures Group common
      stock                                                                  (2,433)             --          (7)         (19)
   Intergroup transfers                                                         (88)             --          --           --
   Sale of Liberty Group Stock to related party (note 6)                        168              --          --           --
   Repurchase of common stock                                                   (73)             --          --           --
   Costs associated with TCI Ventures Exchange                                   (7)             --          --           --
   Recognition of fees related to the Exchange (note 12)                        (11)             --          --           --
   Change in unrealized gains for available-for-sale securities                  --               4          --            4
   Reclassification of redemption amount of common stock subject to put
      obligation                                                                 (4)             --          --           --
   Accreted dividends on all classes of TCI preferred stock                     (42)             --          --           --
   Accreted dividends on all classes of TCI preferred stock not subject to
      mandatory redemption requirements                                          10              --          --           --
   Payment of TCI preferred stock dividends                                     (10)             --          --           --
   Issuance of common stock for acquisitions and investment                     611              --          --           --
   Issuance of common stock upon conversion of notes and preferred stock          7              --          --           --
   Issuance of restricted stock granted pursuant to stock incentive plan          4              --          --           --
   Issuance of common stock to TCI Employee Stock Purchase Plan                   7              --          --           --
   Issuance of common stock upon exercise of stock options                        4              --          --           --
                                                                            -------         -------     -------      -------
Balance at December 31, 1997                                                $  (276)              4          --           --
                                                                            =======         =======     =======      =======


                                                                                       LIBERTY
                                                                                        MEDIA
                                                                                        GROUP
                                                                                      UNREALIZED
                                                                                        HOLDING
                                                                           INTEREST    GAINS FOR   INTEREST
                                                                             IN       AVAILABLE-      IN     DUE TO     TOTAL
                                                                             TCI       FOR-SALE     LIBERTY  (FROM)    COMBINED
                                                                           VENTURES   SECURITIES,    MEDIA   RELATED    EQUITY
                                                                            GROUP    NET OF TAXES    GROUP   PARTIES  (DEFICIT)*
                                                                           --------  ------------    -----   -------   -------
                                                                                      amounts in millions
Balance at December 31, 1996                                                 (2,729)      --           --       135       (764)
   Net loss                                                                     345       --           --        --       (150)
   Purchases of services from related parties                                   (23)      --           --       153        130
   Cost allocations to Liberty Media Group and TCI Ventures Group                19       --           --         1         20
   Allocation of compensation relating to stock appreciation rights             (68)      --           --      (167)      (235)
   Allocation of payment of compensation relating to stock appreciation
      rights                                                                     --       --           --        34         66
   Intergroup tax allocation                                                    193       --           --       (25)       168
   Issuance of notes from related parties, net                                   --       --           --      (437)      (437)
   Payments of notes from related parties, net                                   --       --           --       (14)       (14)
   Interest income from related parties                                          --       --           --       (10)       (10)
   Excess consideration received over carryover basis of net assets
      transferred to related party                                               --       --           --        --        219
   Gain in connection with the issuance of shares by subsidiary                 (66)      --           --        --         --
   Adjustment to reflect deferred gain on sale by related party,
      net of tax (note 14)                                                       --       --           --        --        (30)
   Foreign currency translation adjustment                                       19       --           --        --         --
   Distribution of TCI Series A and Series B TCI Ventures Group common
      stock                                                                   2,459       --           --        --         --
   Intergroup transfers                                                        (145)      --           --      (200)      (433)
   Sale of Liberty Group Stock to related party (note 6)                         --       --           --        --        168
   Repurchase of common stock                                                    --       --           --        --        (73)
   Costs associated with TCI Ventures Exchange                                   --       --           --        --         (7)
   Recognition of fees related to the Exchange (note 12)                         --       --           --        --        (11)
   Change in unrealized gains for available-for-sale securities                  (4)      --           --        --          4
   Reclassification of redemption amount of common stock subject to put
      obligation                                                                 --       --           --        --         (4)
   Accreted dividends on all classes of TCI preferred stock                      --       --           --        --        (42)
   Accreted dividends on all classes of TCI preferred stock not subject to
      mandatory redemption requirements                                          --       --           --        --         10
   Payment of TCI preferred stock dividends                                      --       --           --        --        (10)
   Issuance of common stock for acquisitions and investment                      --       --           --        --        611
   Issuance of common stock upon conversion of notes and preferred stock         --       --           --        --          7
   Issuance of restricted stock granted pursuant to stock incentive plan         --       --           --        --          4
   Issuance of common stock to TCI Employee Stock Purchase Plan                  --       --           --        --          7
   Issuance of common stock upon exercise of stock options                       --       --           --        --          4
                                                                            -------   ------        -----   -------    -------
Balance at December 31, 1997                                                     --       --           --      (530)      (802)
                                                                            =======   ======        =====   =======    =======


* Restated - see notes 1 and 12.



See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                                1997         1996 *       1995 *
                                                                               -------      -------      -------
                                                                                       amounts in millions
Cash flows from operating activities:                                                      (see note 4)
    Loss before earnings or loss of Liberty Media Group and TCI Ventures
       Group**                                                                 $  (150)        (506)        (187)
    Adjustments to reconcile loss before earnings or loss of Liberty Media
       Group and TCI Ventures Group to net cash provided by operating activities:
         Depreciation and amortization                                           1,427        1,406        1,199
         Stock compensation                                                        192          (23)          40
         Payments of obligation relating to stock compensation                     (56)          (2)          (6)
         Restructuring charges                                                      --           37           --
         Payments of restructuring charges                                         (24)          (8)          --
         Share of losses of affiliates, net                                         90           79            3
         Loss (gain) on disposition of assets                                       20          (29)          (2)
         Loss on early extinguishment of debt                                       39           71            6
         Minority interests in earnings of consolidated subsidiaries, net          168           82            3
         Intergroup tax allocation                                                 168           42           72
         Deferred income tax benefit                                              (292)        (238)        (152)
         Other noncash charges (credits)                                             4          (11)         (16)
         Changes in operating assets and liabilities, net of the effect of acquisitions:
               Change in receivables                                               (56)         (62)         (54)
               Change in prepaids                                                  (96)          (6)         (25)
               Change in accruals and payables                                     184          127          108
               Change in accrued interest                                          (23)          45           40
                                                                               -------      -------      -------
                Net cash provided by operating activities                        1,595        1,004        1,029
                                                                               -------      -------      -------

Cash flows from investing activities:
    Cash paid for acquisitions                                                    (244)        (500)        (261)
    Capital expended for property and equipment                                   (538)      (1,834)      (1,591)
    Proceeds from disposition of assets                                            241          170           49
    Additional investments in and loans to affiliates                              (49)        (294)         (24)
    Repayment of loans to affiliates                                                16          624            6
    Cash received in exchanges                                                      18           66           11
    Sale of Liberty Media Group common stock to related party                      168           38           --
    Change in interest in Liberty Media Group                                       --           --           13
    Change in interest in TCI Ventures Group                                      (210)        (458)      (1,082)
    Other investing activities                                                     (39)          24           35
                                                                               -------      -------      -------
                Net cash used in investing activities                             (637)      (2,164)      (2,844)
                                                                               -------      -------      -------

Cash flows from financing activities:
    Borrowings of debt                                                           1,846        7,348        7,614
    Repayments of debt                                                          (2,727)      (7,341)      (6,201)
    Net change in due to (from) related parties                                    (82)         (27)           6
    Prepayment penalties                                                           (33)         (60)          --
    Loan from Tele-Communications International, Inc. ("TINTA")                    102          336           --
    Repayments of loan from TINTA                                                 (191)        (160)          --
    Proceeds from issuance of subsidiary preferred stock                            --          223           --
    Payment of dividends on subsidiary preferred stock and Trust Preferred
       Securities                                                                 (179)         (95)          (6)
    Payment of preferred stock dividends                                           (42)         (35)         (24)
    Proceeds from issuance of common stock                                           4           --          431
    Proceeds from issuance of Trust Preferred Securities                           490          971           --
    Repurchase of common stock                                                     (73)          --           --
    Other financing activities                                                     (17)          --           (8)
                                                                               -------      -------      -------
                Net cash provided (used) by financing activities                  (902)       1,160        1,812
                                                                               -------      -------      -------
                Net increase (decrease) in cash and cash equivalents                56           --           (3)
                  Cash and cash equivalents at beginning of year                    --           --            3
                                                                               -------      -------      -------
                  Cash and cash equivalents at end of year                     $    56           --           --
                                                                               =======      =======      =======

* Restated - see notes 1 and 12.

** Net earnings or loss of Liberty Media Group and TCI Ventures Group do not provide or use funds.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                        December 31, 1997, 1996 and 1995

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

         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share ("TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock (as adjusted for stock dividends - see below) for each four shares of TCI Group Stock owned (the "Liberty Distribution").

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share ("TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share ("TCI Ventures Group Series B Stock," and together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted for a stock dividend - see below) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered, up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively (as adjusted for a stock dividend - see below) (the "TCI Ventures Exchange").

         As of December 31, 1997, the TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. Collectively, TCI Group, Liberty Media Group and TCI Ventures Group are referred to as the "Groups" and individually, may be referred to herein as a "Group." The TCI Group Series A Stock, TCI Ventures Group Series A Stock and Liberty Group Series A Stock are sometimes collectively referred to herein as "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         As a result of the TCI Ventures Exchange, the combined financial statements of TCI Group were restated to exclude those assets and related liabilities which, prior to being attributed to TCI Ventures Group in connection with the issuance of the TCI Ventures Group Stock, had been attributed to TCI Group.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements, the change in the capital structure of TCI resulting from the redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the rights of creditors of TCI.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of the separate Groups and the market prices of shares of TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on or certain repurchases of preferred stock, would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, financial information of any one Group should be read in conjunction with the financial information of TCI and the other Groups.

         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to the TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Stock, respectively, are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group, respectively.

         Dividends on TCI Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends or the available dividend amount with respect to TCI Group, as defined. Determinations to pay dividends on TCI Group Stock are based primarily upon the financial condition, results of operations and business requirements of TCI Group and TCI as a whole.

         All debt incurred or preferred stock issued by TCI and its subsidiaries is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected in the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Although it is management's intention that each Group would normally arrange for the external financing required to satisfy its respective liquidity requirements, the cash needs of one Group may exceed the liquidity sources of such Group. In such circumstances, one of the other Groups may transfer funds to such Group. Such transfers of funds among the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from TCI Group to either Liberty Media Group or TCI Ventures Group, reflected as the creation of, or increase in, TCI Group's Inter-Group Interest in such Group or, in the case of a transfer from either Liberty Media Group or TCI Ventures Group to TCI Group, reflected as a reduction in TCI Group's Inter-Group Interest in such Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

         Loans from one Group to another Group generally will bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans of and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         The combined balance sheets of a Group reflect its net loans or advances to or borrowings from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the historical combined financial statements, net loans or advances between Groups have been, and will continue to be, included as a component of each respective Group's equity.

         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group or TCI Ventures Group resulting from an equity contribution by TCI Group to Liberty Media Group or TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group or TCI Ventures Group to TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock or the TCI Ventures Group Series A Stock, respectively, as of the date of such transfer. Such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or the Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is TCI Ventures Group or Liberty Media Group Inter-Group Interest Fraction and the denominator of which is TCI Ventures Group or Liberty Media Group Outstanding Interest Fraction (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of the TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.

         Stock Dividend

         Effective February 6, 1998, TCI issued stock dividends to holders of Liberty Group Stock (the "1998 Liberty Stock Dividend") and TCI Ventures Group Stock (the "Ventures Stock Dividend"). The 1998 Liberty Stock Dividend consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The Ventures Stock Dividend consisted of one share of TCI Ventures Group Stock for every one share of TCI Ventures Group Stock owned. The 1998 Liberty Stock Dividend and the Ventures Stock Dividend have been treated as stock splits, and accordingly, all share and per share amounts have been restated to reflect the 1998 Liberty Stock Dividend and the Ventures Stock Dividend.


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

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1997 and 1996 was not material.

         Investments

         All marketable equity securities held by TCI Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined deficit. Realized gains and losses are determined on a specific-identification basis.

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

         Changes in TCI Group's proportionate share of the underlying equity of an attributed subsidiary or equity method investee, which result from the issuance of additional equity securities by such attributed subsidiary or equity investee, generally are recognized as gains or losses in TCI Group's combined statements of operations.

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1997, 1996 and 1995, interest capitalized was not material.

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

         Impairment of Long-Lived Assets

         TCI Group periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

         Derivative Financial Instruments

         TCI Group has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from TCI Group's financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments or the remaining term of the related debt, whichever is shorter. TCI Group does not use such instruments for trading purposes.

         Derivative financial instruments that can be settled, at TCI Group's option, in shares of TCI Group's common stock are accounted for as equity instruments. Periodic settlements of amounts payable/receivable pursuant to such financial instruments are included in additional paid-in capital.

         In connection with a stock repurchase program or similar transaction, TCI Group may elect to sell put options on its own common stock. Proceeds from any such sales are reflected as an increase to additional paid-in capital and an amount equal to the maximum redemption amount under unexpired put options is reflected as redeemable common stock.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Minority Interests

         Recognition of minority interests' share of losses of attributed subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those attributed subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of attributed subsidiaries have the right to cause TCI Group to repurchase such holders' common equity.

         Included in minority interests in equity of attributed subsidiaries is $908 million in both 1997 and 1996, of preferred stocks (and accumulated dividends thereon) of certain attributed subsidiaries. The current dividend requirements on these preferred stocks aggregate $47 million per annum and such dividend requirements are reflected as minority interests in the accompanying combined statements of operations.

         Revenue Recognition

         Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

         Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, TCI Group continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). See note 11.

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

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1997 presentation.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(3)      Earnings (Loss) Per Common Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. TCI Group adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

         The basic and diluted loss attributable to TCI Group stockholders per common share for the years ended December 31, 1997, December 31, 1996 and the period from the Liberty Distribution through December 31, 1995 was computed by dividing net loss attributable to TCI Group Stock ($537 million, $799 million and $112 million, respectively) by the weighted average number of shares outstanding of TCI Group Stock during the period (632 million, 665 million and 656 million, respectively). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Earnings or loss per common share are omitted from the combined statements of operations for the period from January 1, 1995 through the Liberty Distribution as TCI Group Stock was not part of the capital structure of TCI until August 10, 1995, the date of the Liberty Distribution.

         At December 31, 1997, 1996 and 1995, there were 113 million, 126 million and 74 million potential common shares, respectively, consisting of fixed and nonvested performance awards and convertible securities that could potentially dilute future EPS calculations in periods of net income. Such potential common share amounts do not take into account the assumed number of shares that would be repurchased by TCI Group upon exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $1,128 million, $999 million and $933 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $106 million, $11 million and $61 million in 1997, 1996 and 1995, respectively. In addition, TCI Group received income tax refunds of $36 million during the year ended December 31, 1997.


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

                                                       Years ended December 31,
                                                   ---------------------------------
                                                    1997          1996        1995
                                                   -------      -------      -------
                                                         amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                  $(1,624)      (4,376)      (2,962)
    Liabilities assumed, net of current assets         690        1,645          238
    Deferred tax liability recorded in
      acquisitions                                     141        1,342          905
    Minority interests in equity of acquired
      entities                                         (27)         (12)         (45)
    Common stock and preferred stock issued in
      acquisitions                                   1,060          457        1,603
    Preferred stock of attributed subsidiaries
      issued in acquisitions                            --          640           --
    TCI common stock and preferred stock held
      by acquired company                             (484)          --           --
    Issuance of redeemable preferred
      stock in connection with acquisition by
      TCI Ventures Group                                --         (196)          --
                                                   -------      -------      -------
      Cash paid for acquisitions                   $  (244)        (500)        (261)
                                                   =======      =======      =======

Cash received in exchanges:
    Aggregate cost basis of assets acquired        $  (392)        (709)         (10)
    Historical cost of assets exchanged                399          754           13
    Gain recorded on exchange of assets                 11           21            8
                                                   -------      -------      -------

      Cash received in exchanges                   $    18           66           11
                                                   =======      =======      =======

Exchange of attributed subsidiaries for equity
    investment                                     $    --          274           --
                                                   =======      =======      =======


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(5)      Investments in Affiliates

         TCI Group's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. The most significant of such cable television limited partnerships is InterMedia Capital Partners IV, L.P. ("InterMedia IV"). In July 1996, TCI Group completed a series of transactions that resulted in the transfer of all or part of TCI Group's ownership interests in certain cable television systems to InterMedia IV in exchange for a 49% limited partnership interest in InterMedia IV and assumed debt of approximately $120 million. Simultaneously, TCI Group received a cable television system and cash from InterMedia IV in exchange for a cable television system that had been recently acquired by TCI Group. TCI Group recognized no gain or loss in connection with the above-described transactions. The $225 million excess of TCI Group's investment in InterMedia IV over TCI Group's share of the partners' capital of InterMedia IV is being amortized over an estimated useful life of 20 years. Including such amortization, TCI Group's share of Intermedia IV's losses was $46 million and $16 million during the years ended December 31, 1997 and 1996, respectively. InterMedia Capital Management IV, L.P. ("ICM IV") owns a 1.12% limited partnership interest in InterMedia IV. TCI Group acquired its limited partnership interest in ICM IV in August 1997 pursuant to the transactions described in note 12. Summarized unaudited combined financial information for affiliates accounted for by the equity method is as follows:

                                                                   December 31,
                                                              --------------------
                                                                1997         1996
                                                              -------      -------
               Combined Financial Position                     amounts in millions
               Property and equipment, net                    $ 1,074        1,643
               Franchise costs, net                             1,414        2,544
               Other assets, net                                  372          626
                                                              -------      -------

                   Total assets                               $ 2,860        4,813
                                                              =======      =======

               Debt                                           $ 2,713        3,514
               Other liabilities                                  206        1,588
               Owners' deficit                                    (59)        (289)
                                                              -------      -------

                   Total liabilities and deficit              $ 2,860        4,813
                                                              =======      =======


                                                     Years ended December 31,
                                                 ---------------------------------
                                                   1997         1996         1995
                                                 -------      -------      -------
                                                         amounts in millions
               Combined Operations

               Revenue                           $ 1,256        1,638        1,095
               Operating expenses                   (830)      (1,153)        (758)
               Depreciation and amortization        (337)        (525)        (254)
                                                 -------      -------      -------

                 Operating income (loss)              89          (40)          83

               Interest expense                     (245)        (267)        (158)
               Other, net                             37          (80)          48
                                                 -------      -------      -------

                 Net loss                        $  (119)        (387)         (27)
                                                 =======      =======      =======


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Certain of TCI Group's affiliates are general partnerships and any subsidiary of TCI attributable to TCI Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Acquisitions

         On March 4, 1998, TCI Group contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately
         12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI Group's debt. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. TCI Group will account for its approximate 33% interest in CSC under the equity method.

         Including the above-described CSC transactions and another transaction that closed in February 1998, TCI Group, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.8 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCI Group will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to TCI Group's debt, annual revenue and annual operating income before depreciation, amortization and stock compensation of approximately $4.6 billion, $1.7 billion and $783 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In January 1997, TCI Group acquired the 50% ownership interest in TKR Cable Company ("TKR Cable") that TCI Group did not previously own and certain additional assets for aggregate consideration of approximately $970 million. TCI Group issued approximately 16 million shares of TCI Group Series A Stock, assumed $584 million of TKR Cable's debt and paid cash of $88 million and shares of Time Warner, Inc. common stock valued at $41 million upon consummation of such acquisition. Prior to the acquisition date, TCI Group accounted for its 50% interest in TKR Cable under the equity method. This acquisition has been treated as a step acquisition for accounting purposes. Accordingly, the results of operations of TKR Cable have been combined with those of TCI Group since the date of acquisition and TCI Group's aggregate cost basis in TKR Cable has been allocated to TKR Cable's assets and liabilities based on their fair values. Assuming the acquisition of TKR Cable had occurred on January 1, 1996, TCI Group's pro forma results of operations would not have been materially different from TCI Group's historical results of operations for the years ended December 31, 1997 and 1996.

         Effective July 31, 1997, a wholly-owned subsidiary of TCI, and a member of the TCI Group, merged with and into Kearns-Tribune Corporation ("Kearns-Tribune"). The merger was valued at approximately $808 million. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Immediately following the merger, Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million in cash. The merger of Kearns-Tribune has been accounted for by the purchase method. Accordingly, the results of operations of Kearns-Tribune have been combined with those of TCI Group since the date of acquisition, and TCI Group recorded Kearns-Tribune's assets and liabilities at fair value. Assuming the acquisition of Kearns-Tribune had occurred on January 1, 1996, TCI Group's pro forma results of operations would not have been materially different from TCI Group's historical results of operations for the years ended December 31, 1997 and 1996.

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, a subsidiary of TCI and a member of the TCI Group, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of TCI Group Series A Stock, or in any combination of the foregoing. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc. ("TCI Pacific").

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been combined with those of TCI Group since the date of acquisition, and TCI Group recorded TCI Pacific's assets and liabilities at fair value. On a pro forma basis, TCI Group's revenue, net loss and net loss per share would have been increased by $280 million, $55 million and $.08, respectively, for the year ended December 31, 1996 if TCI Pacific had been combined with TCI Group since January 1, 1996.

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

(7)      Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, TCI Group had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"), which TCI Group accounted for under the equity method. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI Group distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included TCI Group's interest in Primestar, TCI Group's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer combined with TCI Group's. In addition, the Satellite Spin-off effected a change in the conversion rate for each of TCI Group's equity and debt securities that are convertible into TCI Group Series A Stock. See notes 8, 9 and 11.

         Summarized financial information of Satellite as of December 4, 1996 and from January 1, 1996 through December 4, 1996 is as follows (amounts in millions):


             Financial Position

                  Cash, receivables and other assets                  $   104
                  Investment in Primestar                                  32
                  Property and equipment, net                           1,111
                                                                      -------
                                                                      $ 1,247
                                                                      =======

                  Accounts payable and accrued liabilities            $    60
                  Due to Primestar                                        458
                  Due to TCI                                              324
                  Equity                                                  405
                                                                      -------
                                                                      $ 1,247
                                                                      =======
               Operations

                  Revenue                                             $   377
                  Operating expenses                                     (373)
                  Depreciation                                           (166)
                                                                      -------
                     Loss before income tax benefit                      (162)
                  Income tax benefit                                       53
                                                                      -------
                     Net loss                                         $  (109)
                                                                      =======

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(8)      Debt

         Debt is summarized as follows:

                                            Weighted average                  December 31,
                                            interest rate at               -------------------
                                           December 31, 1997                 1997       1996
                                           -----------------               -------     -------
                                                                           amounts in millions
          Notes payable (a)                        8.1%                    $ 8,672       8,799
          Bank credit facilities (b)               6.8%                      4,842       4,810
          Commercial paper                         6.3%                        533         638
          Convertible notes (c)                    9.5%                         40          43
          Other debt, at varying rates                                          19          29
                                                                           -------     -------

                                                                           $14,106      14,319
                                                                           =======     =======


         (a) During the year ended December 31, 1997, TCI Group purchased in the open market certain notes payable which had an aggregate principal balance of $409 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCI Group recognized a loss on early extinguishment of debt of $39 million. Such loss related to prepayment penalties amounting to $33 million and the retirement of deferred loan costs.

                  During the year ended December 31, 1996, TCI Group purchased in the open market certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, TCI Group recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) At December 31, 1997, TCI Group had approximately $1.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                  During the year ended December 31, 1996, certain attributed subsidiaries of TCI Group terminated, at such attributed subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCI Group recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (c) The convertible notes, which are stated net of unamortized discount of $166 million and $178 million at December 31, 1997 and 1996, respectively, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1997, certain of these notes were converted, pursuant to their existing terms, into 2,533,116 shares of TCI Group Series A Stock, 1,448,341 shares of Liberty Group Series A Stock, 63,432 shares of TCI Ventures Group Series A Stock and 256,484 shares of Series A Common Stock, $1.00 par value per share, of Satellite ("Satellite Series A Common Stock"). At December 31, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares of Liberty Group Series A Stock, 20,711,364 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At December 31, 1997, the fair value of TCI Group's debt was $14,943 million, as compared to a carrying value of $14,106 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into various Interest Rate Swaps pursuant to which it (i) paid fixed interest rates and received variable interest rates through December 1997 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at December 31, 1997 (the "Variable Rate Agreements"). During the years ended December 31, 1997, 1996 and 1995, TCI Group's net payments pursuant to the Fixed Rate Agreements were $7 million, $14 million and $13 million, respectively; and TCI Group's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $15 million, and (less than $1 million), respectively. At December 31, 1997 all of TCI Group's Fixed Rate Agreements had expired.

         During the year ended December 31, 1996, TCI Group terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. TCI Group received $16 million upon such terminations. TCI Group will amortize such termination settlement over the remainder of the original terms of such Variable Rate Agreements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Information concerning TCI Group's Variable Rate Agreements at December 31, 1997 is as follows (dollar amounts in millions):

                                                                                                     Amount to
                                                                                                      be paid
                        Expiration                       Interest rate           Notional          (received) upon
                           date                          to be received           amount           termination (a)
                        ----------                       --------------           ------           ---------------
                    September 1998                         4.8%-5.4%            $      450            $        4
                    April 1999                                7.4%                      50                    (1)
                    September 1999                            6.4%                     350                    (1)
                    February 2000                          5.8%-6.6%                   300                    (2)
                    March 2000                             5.8%-6.0%                   675                     1
                    September 2000                            5.1%                      75                     2
                    March 2027                                9.7%                     300                   (15)
                    December 2036                             9.7%                     200                    (6)
                                                                                ----------            ----------
                                                                                $    2,400            $      (18)
                                                                                ==========            ==========

         ------------------
         (a) The estimated amount that TCI Group would pay or receive to terminate the agreements at December 31, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, TCI Group entered into an Interest Rate Swap in September 1997 pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at December 31, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at December 31, 1997) on a notional amount of $400 million through September 2000. During the year ended December 31, 1997, TCI Group's net receipts pursuant to such agreement aggregated less than $1 million. At December 31, 1997, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swap.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of December 31, 1997.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                    1998                            $     912*
                    1999                                  957
                    2000                                1,218
                    2001                                1,284
                    2002                                1,241

                  *Includes $533 million of commercial paper.

(9)      Redeemable Preferred Stock

         The conversion rates identified below for the redeemable preferred stocks that are convertible into TCI Group Series A Stock were adjusted, as applicable, on December 4, 1996 as a result of the Satellite Spin-off. See note 7. The conversion rates for the redeemable preferred stocks that are convertible into Liberty Group Series A Stock and TCI Ventures Group Series A Stock have been adjusted to give effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend, respectively. See note 1.

         Convertible Preferred Stock, Series C. TCI issued 70,575 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series C," par value $.01 per share, as partial consideration for an acquisition by TCI. All of the issued and outstanding shares of Series C Preferred Stock were retired on December 31, 1997, with the effect that such retired shares have been restored to the status of authorized and unissued shares of Series Preferred Stock, and may be reissued as shares of another series of Series Preferred Stock but may not be reissued as Series C Preferred Stock.

         Series C-TCI Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as "Convertible Preferred Stock, Series C-TCI Group" (the "Series C-TCI Group Preferred Stock") as partial consideration for retired Series C Preferred Stock. See also Series C-Liberty Media Group Preferred Stock below. There were 70,575 shares of Series C-TCI Group Preferred Stock authorized and outstanding at December 31, 1997.

         Upon the liquidation, dissolution or winding up of TCI, holders of the Series C-TCI Group Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value of the Series C-TCI Group Preferred Stock. The Series C-TCI Group Preferred Stock ranks senior to TCI common stock and the Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of TCI.

         The Series C-TCI Group Preferred Stock is subject to optional redemption by TCI at any time after August 8, 2001, in whole or in part, at a redemption price, per share, equal to the liquidation value of the Series C-TCI Group Preferred Stock of $2,208.35 per share. The Series C-TCI Group Preferred Stock is required to be redeemed by TCI at any time on or after August 8, 2001 at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         As of December 31, 1997, subject to anti-dilution adjustments, each share of Series C-TCI Group Preferred Stock is currently convertible, at the option of the holder, into 132.86 shares of TCI Group Series A Stock. Subject to certain provisions, if the holders of Series C-TCI Group Preferred Stock would be entitled to receive upon conversion thereof any TCI capital stock that is redeemable or exchangeable at the election of TCI ("Series C-TCI Group Redeemable Capital Stock"), and all of the outstanding shares or other units of such Series C-TCI Group Redeemable Capital Stock are redeemed, exchanged or otherwise acquired in full, then, from and after such event (a "Series C-TCI Group Redemption Event"), the holders of Series C-TCI Group Preferred Stock then outstanding shall be entitled to receive upon conversion of such shares, in lieu of shares of such Series C-TCI Group Redeemable Capital Stock, the kind and amount of shares of stock and other securities and property receivable upon such Series C-TCI Group Redemption Event by a holder of the number of shares or units of Series C-TCI Group Redeemable Capital Stock into which such shares of Series C-TCI Group Preferred Stock could have been converted immediately prior to the effectiveness of such Series C-TCI Group Redemption Event (assuming that such holder failed to exercise any applicable right of election with respect thereto and received per share or unit of such Series C-TCI Group Redeemable Capital Stock the kind and amount of stock and other securities and property received per share or unit by the holders of a plurality of the non-electing shares or units thereof) and, thereafter, the holders of the Series C-TCI Group Preferred Stock shall have no other conversion rights with respect to such Series C-TCI Group Redeemable Capital Stock.

         If TCI distributes the stock of a subsidiary of TCI as a dividend to all holders of TCI Group Series A Stock (a "TCI Group Spin Off"), TCI shall make appropriate provision so the holders of the Series C-TCI Preferred Stock have the right to exchange their shares of Series C-TCI Group Preferred Stock on the effective date of the TCI Group Spin Off for convertible preferred stock of TCI and convertible preferred stock of such subsidiary that together have an aggregate liquidation preference equal to the liquidation preference of a share of Series C-TCI Group Preferred Stock on the effective date of the TCI Group Spin Off and that otherwise each have terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-TCI Group Preferred Stock for which such convertible preferred stock is to be exchanged.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In the event an "Exchange Offer" is made by TCI or a subsidiary of TCI (the applicable of the foregoing being the "Series C-TCI Group Offeror"), the Series C-TCI Group Offeror shall concurrently therewith make an equivalent offer to the holders of Series C-TCI Group Preferred Stock pursuant to which such holders may tender shares of Series C-TCI Group Preferred Stock, based upon the number of shares of TCI Group Series A Stock into which such tendered shares are then convertible (and in lieu of tendering outstanding shares of TCI Group Series A Stock), together with such other consideration as may be required to be tendered pursuant to such Exchange Offer, and receive in exchange therefor, in lieu of securities of the Series C-TCI Group Offeror offered in such Exchange Offer ("Exchange Securities") (and other property, if applicable), convertible preferred stock of the issuer of the Exchange Securities with an aggregate liquidation preference equal to the aggregate liquidation preference of the shares of Series C-TCI Group Preferred Stock exchanged therefor and that otherwise has terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-TCI Group Preferred Stock for which such convertible preferred stock is to be exchanged. For the purposes of the foregoing, Exchange Offer means an issuer tender offer, including, without limitation, one that is effected through the distribution of rights or warrants, made to holders of TCI Group Series A Stock (or to holders of other stock of TCI receivable by a holder of Series C-TCI Group Preferred Stock upon conversion thereof), to issue stock of TCI or of a subsidiary of TCI and/or other property to a tendering stockholder in exchange for shares of TCI Group Series A Stock (or such other stock).

         The holders of Series C-TCI Group Preferred Stock are entitled to vote on an as converted basis on all matters submitted to a vote of holders of the capital stock of TCI entitled to vote generally on the election of directors. Holders of Series C-TCI Group Preferred Stock are not entitled to vote as a separate class except as otherwise may be required by the Delaware General Corporation Law ("DGCL").

         Series C-Liberty Media Group Preferred Stock. On December 31, 1997, TCI issued 70,575 shares designated as convertible preferred stock, Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") as remaining consideration for retired Series C Preferred Stock. There were 70,575 shares of Series C-Liberty Media Group Preferred Stock authorized and outstanding at December 31, 1997.

         Upon the liquidation, dissolution or winding up of TCI, holders of the Series C-Liberty Media Group Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash, per share, equal to the liquidation value of the Series C-Liberty Media Group Preferred Stock. The Series C-Liberty Media Group Preferred Stock ranks senior to TCI common stock and the Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of TCI.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Series C-Liberty Media Group Preferred Stock is subject to optional redemption by TCI at any time after August 8, 2001, in whole or in part, at a redemption price, per share, equal to the liquidation value of the Series C-Liberty Media Group Preferred Stock of $579.31 per share. The Series C-Liberty Media Group Preferred Stock is required to be redeemed by TCI at any time on or after August 8, 2001 at the option of the holder, in whole or in part (provided that the aggregate liquidation value of the shares to be redeemed is in excess of $1 million), in each case at a redemption price, per share, equal to the liquidation value.

         As of December 31, 1997, subject to anti-dilution adjustments, each share of Series C-Liberty Media Group Preferred Stock was convertible, at the option of the holder, into 37.5 shares of Liberty Group Series A Stock plus one additional share for every two such shares received upon conversion. Subject to certain provisions, if (i) TCI redeems all the outstanding shares of Liberty Group Series A Stock in accordance with the terms thereof, or (ii) the holders of Series C-Liberty Media Group Preferred Stock would be entitled to receive upon conversion thereof any TCI capital stock that is redeemable or exchangeable at the election of TCI ("Series C-Liberty Media Group Redeemable Capital Stock"), and all of the outstanding shares or other units of such Series C-Liberty Media Group Redeemable Capital Stock are redeemed, exchanged or otherwise acquired in full, then, from and after either such event (each event referred to in clause (i) and (ii) being a "Series C-Liberty Media Group Redemption Event"), the holders of Series C-Liberty Media Group Preferred Stock then outstanding shall be entitled to receive upon conversion of such shares of Series C-Liberty Media Group Preferred Stock, in lieu of shares of Liberty Group Series A Stock or such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, the kind and amount of shares of stock and other securities and property receivable upon such Series C-Liberty Media Group Redemption Event by a holder of the number of shares of Liberty Group Series A Stock or shares or units of such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, into which such shares of Series C-Liberty Media Group Preferred Stock could have been converted immediately prior to the effectiveness of such Series C-Liberty Media Group Redemption Event (assuming that such holder failed to exercise any applicable right of election with respect thereto and received per share of Liberty Group Series A Stock or per share or unit of such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be, the kind and amount of stock and other securities and property received per share or unit by the holders of a plurality of the non-electing shares or units thereof) and, thereafter, the holders of the Series C-Liberty Media Group Preferred Stock shall have no other conversion rights with respect to the Liberty Group Series A Stock or such Series C-Liberty Media Group Redeemable Capital Stock, as the case may be.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         If TCI distributes the stock of a subsidiary of TCI as a dividend to all holders of Liberty Group Series A Stock (a "Liberty Media Group Spin Off"), TCI shall make appropriate provision so the holders of the Series C-Liberty Media Group Preferred Stock have the right to exchange their shares of Series C-Liberty Media Group Preferred Stock on the effective date of the Liberty Media Group Spin Off for convertible preferred stock of TCI and convertible preferred stock of such subsidiary that together have an aggregate liquidation preference equal to the liquidation preference of a share of Series C-Liberty Media Group Preferred Stock on the effective date of the Liberty Media Group Spin Off and that otherwise each have terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-Liberty Media Group Preferred Stock for which such convertible preferred stock is to be exchanged.

         In the event an Exchange Offer is made by TCI or a subsidiary of TCI (the applicable of the foregoing being the "Series C-Liberty Media Group Offeror"), the Series C-Liberty Media Group Offeror shall concurrently therewith make an equivalent offer to the holders of Series C-Liberty Media Group Preferred Stock pursuant to which such holders may tender shares of Series C-Liberty Media Group Preferred Stock, based upon the number of shares of Liberty Group Series A Stock into which such tendered shares are then convertible (and in lieu of tendering outstanding shares of Liberty Group Series A Stock), together with such other consideration as may be required to be tendered pursuant to such Exchange Offer, and receive in exchange therefor, in lieu of securities of the Series C-Liberty Media Group Offeror offered in such Exchange Offer ("Liberty Media Group Exchange Securities") (and other property, if applicable), convertible preferred stock of the issuer of such Liberty Media Group Exchange Securities with an aggregate liquidation preference equal to the aggregate liquidation preference of the shares of Series C-Liberty Media Group Preferred Stock exchanged therefor and that otherwise has terms, conditions, designations, voting powers, rights on liquidation and other preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions applicable to such convertible preferred stock that are identical, or as nearly so as is practicable in the judgment of the Board, to those of the Series C-Liberty Media Group Preferred Stock for which such convertible preferred stock is to be exchanged. For purposes of the foregoing, Exchange Offer means an issuer tender offer, including, without limitation, one that is effected through the distribution of rights or warrants, made to holders of Liberty Group Series A Stock (or to holders of other stock of TCI receivable by a holder of Series C-Liberty Media Group Preferred Stock upon conversion thereof), to issue stock of TCI or of a subsidiary of TCI and/or other property to a tendering stockholder in exchange for shares of Liberty Group Series A Stock (or such other stock).

         The holders of Series C-Liberty Media Group Preferred Stock are entitled to vote on an as converted basis on all matters submitted to a vote of holders of the capital stock of TCI entitled to vote generally on the election of directors. Holders of Series C-Liberty Media Group Preferred Stock are not entitled to vote as a separate class except as otherwise may be required by the DGCL.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Convertible Preferred Stock, Series D. TCI designated and issued 1,000,000 shares of a series of TCI Series Preferred Stock designated "Convertible Preferred Stock, Series D", par value $.01 per share, as partial consideration for the merger between TCIC and TeleCable (see note 6). At December 31, 1997, there were 994,797 shares of Series D Preferred Stock outstanding.

         The holders of Series D Preferred Stock are entitled to receive, when and as declared by the Board out of unrestricted funds legally available therefor, cumulative dividends, in preference to dividends on any stock that ranks junior to the Series D Preferred Stock (currently the TCI Group Stock, the Liberty Group Stock, the TCI Ventures Group Stock and the Class B Preferred Stock, that shall accrue on each share of Series D Preferred stock at the rate of 5-1/2% per annum of the liquidation value ($300 per share). Dividends are cumulative, and in the event that dividends are not paid in full on two consecutive dividend payment dates or in the event that TCI fails to effect any required redemption of Series D Preferred Stock, accrue at the rate of 10% per annum of the liquidation value. The Series D Preferred Stock ranks on parity with the Series C-TCI Group Preferred Stock, the Series C-Liberty Media Group Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock.

         Each share of Series D Preferred Stock is convertible, at the option of the holder, into 10 shares of TCI Group Series A Stock and 2.5 shares of Liberty Group Series A Stock, subject to adjustment upon certain events specified in the certificate of designation establishing Series D Preferred Stock. In addition to the aforementioned shares of TCI common stock, holders of Series D Preferred Stock are entitled to receive (i) one share of Liberty Group Series A Stock for every two such shares received upon conversion, (ii) one additional share of Liberty Media Group Series A Stock for every two such shares issued, including those issued pursuant to (i) above, and (iii) one share of Satellite Series A Common Stock for each share of Series D Preferred Stock converted. Such shares of Satellite Series A Common Stock represent the number of shares of Satellite Series A Common Stock that they would have received had they converted their Series D Preferred Stock into TCI Group Stock prior to the Satellite Spin-off. To the extent any cash dividends are not paid on any dividend payment date, the amount of such dividends will be deemed converted into shares of TCI Group Series A Stock at a conversion rate equal to 95% of the then current market price of TCI Group Series A Stock, and upon issuance TCI Group Series A Stock to holders of Series D Preferred Stock in respect of such deemed conversion, such dividend will be deemed paid for all purposes.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         If TCI fails to effect any required redemption of Series D Preferred Stock, the holders thereof will have the option to convert their shares of Series D Preferred Stock into common stock at a conversion rate of 95% of the then current market value of TCI Group Series A Stock, provided that such option may not be exercised unless the failure to redeem continues for more than a year. Except as required by the DGCL, holders of Series D Preferred Stock are not entitled to vote on any matters submitted to a vote of the stockholders of TCI.

         On February 20, 1998 TCI issued a Notice of Redemption which called for the redemption of all of its outstanding Convertible Preferred Stock, Series D on April 1, 1998, for a redemption price of $304.0233 per share. The shares of Convertible Preferred Stock, Series D that are redeemed are to be retired and restored to the status of authorized and unissued shares of Series Preferred Stock.

         Convertible Redeemable Participating Preferred Stock, Series F. TCI is authorized to issue 500,000 shares of Series F Preferred Stock, par value $.01 per share. Subsidiaries of TCI hold all the issued and outstanding shares (278,307 shares). Immediately prior to the record date for the Liberty Distribution, TCI caused each of its subsidiaries holding shares of equity securities of TCI ("Subsidiary Shares") to exchange such shares for shares of Series F Preferred Stock having an aggregate value of not less than that of the Subsidiary Shares so exchanged. Subsidiaries of TCI exchanged all of the Subsidiary Shares for 355,141 shares of Series F Preferred Stock. Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of TCI Group Series A Stock.

         Each holder of Series F Preferred Stock has the right to receive upon conversion 1,496.65 shares of TCI Group Series A Stock. The anti-dilution provisions of the Series F Preferred Stock provide that the conversion rate of the Series F Preferred Stock will be adjusted by increasing the number of shares of TCI Group Series A Stock issuable upon conversion in the event of any non-cash dividend or distribution of the TCI Group Series A Stock to give effect to the value of the securities, assets or other property so distributed; however, no such adjustment shall entitle the holder to receive the actual security, asset or other property so distributed upon the conversion of shares of Series F Preferred Stock.

         The holders of the Series F Preferred Stock are entitled to participate, on an as-converted basis, with the holders of the TCI Group Series A Stock, with respect to any cash dividends or distributions declared and paid on the TCI Group Series A Stock. Dividends or distributions on the TCI Group Series A Stock which are not paid in cash would result in the adjustment of the applicable conversion rate, as described above.

         Upon the dissolution, liquidation or winding up of TCI, holders of Series F Preferred Stock will be entitled to receive from the assets of TCI available for distribution to stockholders an amount in cash or property or a combination thereof, per share, of Series F Preferred Stock, equal to the sum of (x) $.01 and (y) the amount to be distributed per share of TCI Group Series A Stock in such liquidation, dissolution or winding up multiplied by the applicable conversion rate of a share of Series F Preferred Stock.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Series F Preferred Stock is subject to optional redemption by TCI at any time after its issuance, in whole or in part, at a redemption price, per share, equal to the issue price of a share of Series F Preferred Stock (as adjusted in respect of stock splits, reverse splits and other events affecting the shares of Series F Preferred Stock), plus any dividends which have been declared but are unpaid as of the date fixed for such redemption. TCI will pay the redemption price (or designated portion thereof) of the shares of Series F Preferred Stock called for redemption by issuing to the holder thereof, in respect of its shares to be redeemed, a number of shares of TCI Group Series A Stock equal to the aggregate redemption price (or designated portion thereof) of the shares to be redeemed divided by the average market price of the TCI Group Series A Stock for a period specified, and subject to the adjustments described, in the certificate of designations establishing the Series F Preferred Stock.

         Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock"). In January 1996, TCI designated and issued 7,259,380 shares of a series of Series Preferred Stock designated "Redeemable Convertible TCI Group Preferred Stock, Series G" and 7,259,380 shares of a series of Series Preferred Stock designated "Redeemable Convertible Liberty Media Group Preferred Stock, Series H" as consideration for an acquisition. At December 31, 1997, there were 6,567,344 shares of Series G Preferred Stock and 6,567,894 shares of Series H Preferred Stock outstanding.

         The initial liquidation value for the Series G Preferred Stock and Series H Preferred Stock is $21.60 per share and $5.40 per share, respectively, subject in both cases, to increase in an amount equal to aggregate accrued but unpaid dividends, if any. Dividends will begin to accrue on the Series G and Series H Preferred Stock on the first anniversary of issuance of the Series G and Series H Preferred Stock, and will thereafter be payable semi-annually commencing January 25, 1997, at the rate of 4% per annum of the liquidation value. Any dividends paid on the Series G and Series H Preferred Stock may be paid, at TCI's election, in cash or shares of TCI Group Series A Stock. Additional dividends will accrue on unpaid dividends initially at a rate of 4% per annum. The dividend rate on dividends that remain unpaid on the next succeeding dividend payment date will increase to 8.625% per annum.

         Each share of Series G Preferred Stock is convertible, at the option of the holder, at any time prior to the close of business on the last business day prior to redemption into 1.19 shares of TCI Group Series A Stock and each share of Series H Preferred Stock is convertible at any time prior to the close of business on the last business day prior to redemption into (i) .2625 shares of Liberty Group Series A Stock, plus
         (ii) one additional share of Liberty Group Series A Stock for every two such shares received upon such conversion, plus (iii) one additional share of Liberty Media Group Series A Stock for every two shares of such stock held after calculating the shares pursuant to (i) and (ii) above. The conversion rights of Series G and Series H Preferred Stock are subject to adjustment in certain circumstances.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Among other such adjustments, if the Liberty Group Series A Stock, or any other redeemable capital stock of TCI into which either series of preferred stock may be convertible ("Redeemable Capital Stock"), is redeemed in full by TCI (the "Redemption Event"), then, except as otherwise described below, the shares of such Series G and Series H Preferred Stock will thereafter be convertible into the kind and amount of consideration that would have been received in such Redemption Event by a holder of the number of shares of Redeemable Capital Stock that would have been issuable upon conversion of such shares of Series G and Series H Preferred Stock, if they had been converted in full immediately prior to such Redemption Event.

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

         The Series G and Series H Preferred Stock will rank prior to TCI common stock and the TCI Class B Preferred Stock and on a parity with all other currently outstanding classes and series of TCI preferred stock as to rights to receive assets upon liquidation, dissolution or winding up of the affairs of TCI.


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


(10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         TCI Group, through certain subsidiary trusts, (the "Trusts"), had preferred securities outstanding at December 31, 1997 as follows:

               Subsidiary Trust                                       Interest Rate               Face Amount
               ----------------                                       -------------               -----------
                                                                                                  in millions
         TCI Communications Financing I                                     8.72%                 $      500
         TCI Communications Financing II                                   10.00%                        500
         TCI Communications Financing III                                   9.65%                        300
         TCI Communications Financing IV                                    9.72%                        200
                                                                                                  ----------

                                                                                                  $    1,500
                                                                                                  ----------

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $132 million and $71 million for the years ended December 31, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying combined financial statements.

(11)     Combined Deficit

         General

         The rights of holders of the TCI Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the TCI Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, the Liberty Group Stock and the TCI Ventures Group Stock.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During the fourth quarter of 1997, TCI Group entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI Group has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of December 31, 1997, the Equity Swap Facility had acquired 345,000 shares of TCI Group Series A Stock and 380,000 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $3 million less than the fair value of such Equity Swap Shares at December 31, 1997.

         Effective January 13, 1997, TCI issued a stock dividend to holders of Liberty Group Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock. Such stock dividend was treated as a stock split. See note 1.

         Stock Repurchases

         Effective July 31, 1997, TCI merged Kearns-Tribune into a wholly-owned TCI subsidiary attributed to TCI Group. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune which held 17.9 million shares of TCI Group stock and 10.1 million shares of Liberty Group Stock. Immediately following the merger, Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million.

         During the year ended December 31, 1997, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock and 330,902 shares of TCI Group Series B Stock at an aggregate cost of $72.9 million. Such stock repurchases are reflected as an increase of combined deficit in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Employee Benefit Plans

         TCI has several employee stock purchase plans to provide employees an opportunity to create a retirement fund, including ownership interests in TCI. The primary employee stock purchase plan provides for employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices, including investment in TCI common stock. TCI, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Such TCI contribution is invested in TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. Certain of TCI's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $36 million, $35 million and $28 million for 1997, 1996 and 1995, respectively.

         Preferred Stock

         Class A Preferred Stock. TCI is authorized to issue 700,000 shares of Class A Preferred Stock, par value $.01 per share. Subsidiaries of TCI previously held all of the issued shares of such stock, amounting to 592,797 shares. The holders of the Class A Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Liberty Distribution. See note 1.

         Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. TCI is authorized to issue 1,675,096 shares of Class B Preferred Stock and 1,552,490 of such shares are issued and outstanding, net of shares held by a member of TCI Group.

         Dividends accrue cumulatively (but without compounding) at an annual rate of 6% of the stated liquidation value of $100 per share (the "Stated Liquidation Value"), whether or not such dividends are declared or funds are legally available for payment of dividends. Accrued dividends will be payable annually on March 1 of each year (or the next succeeding business day if March 1 does not fall on a business day), and, in the sole discretion of the Board, may be declared and paid in cash, in shares of TCI Group Series A Stock or in any combination of the foregoing. Accrued dividends not paid as provided above on any dividend payment date will accumulate and such accumulated unpaid dividends may be declared and paid in cash, shares of TCI Group Series A Stock or any combination thereof at any time (subject to the rights of any senior stock and, if applicable, to the concurrent satisfaction of any dividend arrearages on any class or series of TCI preferred stock ranking on a parity with the Class B Preferred Stock with respect to dividend rights) with reference to any regular dividend payment date, to holders of record of Class B Preferred Stock as of a special record date fixed by the Board (which date may not be more than 45 days nor less than 10 days prior to the date fixed for the payment of such accumulated unpaid dividends). The Class B Preferred Stock ranks junior to the Series F Preferred Stock with respect to the declaration and payment of dividends.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         If all or any portion of a dividend payment is to be paid through the issuance and delivery of shares of TCI Group Series A Stock, the number of such shares to be issued and delivered will be determined by dividing the amount of the dividend to be paid in shares of TCI Group Series A Stock by the Average Market Price of the TCI Group Series A Stock. For this purpose, "Average Market Price" means the average of the daily last reported sale prices (or, if no sale price is reported on any day, the average of the high and low bid prices on such day) of a share of TCI Group Series A Stock for the period of 20 consecutive trading days ending on the tenth trading day prior to the regular record date or special record date, as the case may be, for the applicable dividend payment.

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

         Series Preferred Stock. The TCI Series Preferred Stock is issuable, from time to time, in one or more series, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such series adopted by the Board. TCI is authorized to issue 50,000,000 shares of Series Preferred Stock.


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

         Redeemable Convertible Preferred Stock, Series E. TCI is authorized to issue 400,000 shares of Redeemable Convertible Preferred Stock, Series E, par value $.01 per share. Subsidiaries of TCI previously held all of the issued and outstanding shares of such stock, amounting to 246,402 shares. The holders of the Series E Preferred Stock exchanged such Subsidiary Shares for shares of Series F Preferred Stock immediately prior to the record date of the Liberty Distribution. See note 1.

         Stock Options and Stock Appreciation Rights

         Certain key employees of TCI Group hold options with tandem stock appreciation rights ("SARs") to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of compensation relating to restricted stock awards, options and/or SARs granted to such employees of TCI Group have been recorded in the accompanying combined financial statements pursuant to APB Opinion No.
         25. Such estimates are subject to future adjustment based upon the vesting of the related stock options and stock appreciation rights market value of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. Had TCI Group accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(12)     Transaction with Officers and Directors

         On June 16, 1997, TCI Group exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares in an account at the Investment Bankers. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to the LIBOR rate plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. In connection with the Exchange and Sale, Dr. Malone agreed to forgo the exercise of certain option rights, and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, TCI Group announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI Group entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI Group the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI Group has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also, on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI Group for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and
         (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI Group to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") will be allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Stock Dividend) that are subject to the Malone Call Agreement and the Magness Call Agreement. TCI Group's share of the Call Payments of $134 million was paid during the first quarter of 1998 and will be reflected as an increase of combined deficit.

         On September 25, 1997, certain subsidiaries of TCI attributed to TCI Group entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C., which is controlled by a director of TCI. On January 15, 1998, the cable television assets of the applicable cable systems of TCI Group were contributed to Peak Cablevision, LLC ("Peak Cablevision") in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications, L.L.C. were contributed in 1998 in exchange for a 33.3% interest in Peak Cablevision.

         On July 23, 1997, an executive officer who is also a director of TCI acquired from TCI an aggregate of 7,296,324 shares of TCI Group Series B Stock and 3,417,187 shares of Liberty Group Series B Stock, in exchange for a like number of shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, held by such executive officer and director.

         On July 24, 1997, TCI repurchased 219,937 shares of Liberty Group Series A Stock from the spouse of an executive officer who is also a director of TCI at an aggregate cost of approximately $4 million.

         On June 10, 1997 (the "IP Phase I Closing Date"), TCI issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of TCI is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which TCI acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions, TCI Group adopted the equity method of accounting for its investment in InterMedia Partners, a California limited partnership, and restated its financial statements. Such restatement resulted in a $125 million decrease to its investment in InterMedia Partners, a $50 million decrease to its deferred tax liability and a $75 million increase to its accumulated deficit at December 31, 1996. In addition, such restatement resulted in a $14 million decrease and a $12 million increase to its net loss in 1996 and 1995, respectively.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On August 5, 1997 (the "IP Phase II Closing Date") TCI issued 2,405,942 shares of TCI Group Series B Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of TCI is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, and a partial and final closing under the IP-I and IP-III Purchase Agreements, pursuant to which TCI acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in ICM IV and an additional .001% limited partnership interest in Intermedia Capital Management, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate of $18 million. See note 5.

         In connection with the three Partnership Interest Purchase Agreements, a director of TCI received a consulting fee in the amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock and the son of a director of TCI received an advisory fee in the amount of 36,364 shares of TCI Group Series B Stock.

         In connection with the Kearns-Tribune merger (see note 6), the former Chairman of the Board of Kearns-Tribune, who is also a director of TCI (the "Former Kearns-Tribune Chairman"), received (i) a cash payment of $1.6 million and (ii) an assignment of all of Kearns-Tribune's right, title and interest in and to all patented mining claims owned by Kearns-Tribune including but not limited to royalties, buildings, fixtures, surface rights, licenses and contracts related thereto, which patented mining claims are valued at $438,000. With respect to the assignment of the mining claims, the Former Kearns-Tribune Chairman agreed to assume all liabilities with respect thereto and agreed to indemnify Kearns-Tribune for any and all liabilities of Kearns-Tribune, if any, relating to the mining claims, including those arising from past operations. As of December 31, 1997, Kearns-Tribune had made the cash payment to the Former Kearns-Tribune Chairman and was in process of completing the transfers of the mining claims to a corporation designated by the Former Kearns-Tribune Chairman. The parties anticipate the remaining mining claim transfers will be completed in fiscal 1998.

         On March 4, 1997, an executive officer and director of TCI received an advance from a wholly-owned subsidiary of TCI and a member of TCI Group in the amount of $6 million. On March 5, 1997, such executive officer and director received a second advance from a wholly-owned subsidiary of TCI and a member of TCI Group in the amount of $6 million. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year. The loan is unsecured.

         On the date of the Satellite Spin-off, TCI Group granted options to two of its executive officers and a key employee of TCIC to acquire an aggregate of 1,660,190 shares of Satellite Series A Common Stock. The exercise price for each such option is equal to $8.86 per share. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Effective January 31, 1996, a director of TCI purchased one-third of TCI Group's interest in two limited partnerships and obtained two ten-year options to purchase TCI Group's remaining partnership interests. The purchase price for the one-third partnership interest was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of TCI and a member of TCI Group) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options were exercised during the first quarter of 1998. The aggregate exercise price of $3,000,000 was satisfied with five non-interest bearing promissory notes that are due and payable to TCI Group in 2008.

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

(13)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying combined financial statements.

         A tax sharing agreement (as amended, the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TCI Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TCI Group to the extent that the income tax attributes generated by TCI Group and its attributed entities were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and TCI Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997. In connection with the implementation of the Old Tax Sharing Agreement, TCI Group recorded an increase to its deferred income tax liability and a decrease to its combined equity of $2 million.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Effective October 1, 1997 (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the unutilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement, as amended.

         In connection with the creation of TCI Ventures Group, it was determined that the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the TCI Ventures Exchange) will be reflected as an adjustment of TCI Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 will be credited or debited to an intercompany account between TCI Group and TCI Ventures Group in accordance with the Old Tax Sharing Agreement.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                                           Current    Deferred      Total
                                                           -------    --------      -----
                                                                amounts in millions
               Year ended December 31, 1997:
                        Intergroup allocation               $(168)           --      (168)
                        Federal                                --           253       253
                        State and local                       (20)           39        19
                                                            -----         -----     -----
                                                            $(188)          292       104
                                                            =====         =====     =====
               Year ended December 31, 1996:
                        Intergroup allocation               $ (42)           --       (42)
                        Federal                                --           195       195
                        State and local                        (9)           43        34
                                                            -----         -----     -----
                                                            $ (51)          238       187
                                                            =====         =====     =====

               Year ended December 31, 1995:
                        Intergroup allocation               $ (72)           --       (72)
                        Federal                                --           135       135
                        State and local                        (8)           17         9
                                                            -----         -----     -----
                                                            $ (80)          152        72
                                                            =====         =====     =====


         Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                                       Years ended December 31,
                                                                      ---------------------------
                                                                       1997       1996      1995
                                                                      -----      -----      -----
                                                                          amounts in millions
               Computed "expected" tax benefit                        $  89        243         91
               Amortization not deductible for tax purposes             (17)       (12)       (14)
               Minority interest of attributed subsidiaries              24         (3)         5
               Gain recognized for tax purposes on exchange
                   of assets                                             --         --        (12)
               Gain recognized for tax purposes on sale of
                   investments                                           --        (61)        --
               State and local income taxes, net of federal
                   income tax benefit                                    17         11         (4)
               Other                                                     (9)         9          6
                                                                      -----      -----      -----
                                                                      $ 104        187         72
                                                                      =====      =====      =====

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                  December 31,
                                                                              ---------------------
                                                                                1997         1996
                                                                              -------      -------
                                                                              amounts in millions
          Deferred tax assets:
              Net operating loss carryforwards                                $   683          613
                Less-valuation allowance                                          (88)         (88)
              Investment tax credit carryforwards                                 117          118
                Less-valuation allowance                                          (41)         (41)
              Alternative minimum tax credit carryforwards                         95           95
              Investments in affiliates, due principally to losses of
                affiliates recognized for financial statement purposes in
                excess of losses recognized for income tax purposes               107          246
              Future deductible amount attributable to accrued
                stock appreciation rights and deferred
                compensation                                                       74           22
              Future deductible amounts principally due to
                non-deductible accruals                                           138           34
              Other                                                                 5            4
                                                                              -------      -------

                    Net deferred tax assets                                     1,090        1,003
                                                                              -------      -------

          Deferred tax liabilities:
              Property and equipment, principally due to
                differences in depreciation                                     1,278        1,107
              Franchise costs, principally due to differences in
                amortization                                                    4,348        4,487
              Investment in affiliates, due principally to
                undistributed earnings of affiliates                              328          329
              Intangible assets, principally due to differences
                in amortization                                                    24           36
              Leases capitalized for tax purposes                                  --           72
              Other                                                               259          132
                                                                              -------      -------
                    Total gross deferred tax liabilities                        6,237        6,163
                                                                              -------      -------

                    Net deferred tax liability                                $ 5,147        5,160
                                                                              =======      =======

         The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $129 million.

         The tax attributes disclosed above are those determined pursuant to the New Tax Sharing Agreement.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         At December 31, 1997, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,425 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $117 million in 2004, $344 million in 2005, $245 million in 2006, $19 million in 2009, $147 million in 2010, $231 million in 2011 and $188 million in 2012. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $232 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Old and New Tax Sharing Agreements, TCI Group has not received benefit for approximately $513 million of the net operating loss carryforward disclosed above. TCI is responsible to TCI Group to the extent such amounts are utilized by TCI in future periods.

         At December 31, 1997, TCI Group had remaining available investment tax credits of approximately $62 million which, if not utilized to offset future federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCI Group had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         Certain of the federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1993 through 1995 (the "IRS Examinations"). Certain income tax issues related to the years 1981 through 1992 have been resolved. In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations, ultimately determined to be payable, should not have a material adverse effect on the combined financial position of TCI Group.

(14)     Transactions with Liberty Media Group, TCI Ventures Group and Other
             Related Parties

         The components of due to (from) related parties are as follows:

                                                                        December 31,    December 31,
                                                                           1997            1996
                                                                           -----           -----
                                                                          amounts in millions
          Notes receivable from Liberty Media Group, including
               accrued interest (a)                                        $(378)             --
          TINTA Note Payable (b)                                              89             177
          Intercompany account (c)                                          (241)            (42)
                                                                           -----           -----
                                                                           $(530)            135
                                                                           =====           =====


         --------------------
         (a) Amounts outstanding under the notes receivable from Liberty Media Group bear interest at varying rates ranging from 6.5% to 12.5%. Principal maturities are as follows: 1998 - $375 million and 1999 - $1 million. During the year ended December 31, 1997, interest income related to the notes receivable from Liberty Media Group aggregated $15 million.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (b) Amounts outstanding under TCI Group's note payable to TINTA (the "TINTA Note Payable") bear interest at variable rates based on TCI Group's weighted average cost of bank borrowings of similar maturities (6.7% at December 31, 1997). TINTA is a member of the TCI Ventures Group. Principal and interest is due and payable as mutually agreed from time to time by TCI Group and TINTA. During the years ended December 31, 1997 and 1996, interest expense related to the TINTA Note Payable aggregated $6 million and $14 million, respectively.

         (c) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. In connection with the TCI Ventures Exchange, the September 10, 1997 balance of the intercompany account between TCI Group and TCI Ventures Group was reclassified to "Combined Deficit."

         TCI Ventures Group is expected to require additional advances from TCI Group for some period of time. To satisfy this need, TCI Group has provided a revolving loan facility (the "Revolving Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such credit facility fees were not material during the year ended December 31, 1997. The maximum amount of borrowings permitted under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Revolving Credit Facility at December 31, 1997.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the years ended December 31, 1997, 1996 and 1995, Liberty Media Group was allocated $3 million, $3 million and $3 million, respectively, and TCI Ventures Group was allocated $10 million, $8 million and $4 million, respectively, in corporate general and administrative costs by TCI Group. Such amounts are included in selling, general and administrative expenses in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the years ended December 31, 1997 and 1996, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was $1 million and less than $1 million, respectively and (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $3 million and $1 million, respectively.

         Prior to July 1, 1997, TCI Group had a 50.1% partnership interest in QE+Ltd. ("QE+"), a limited partnership interest which distributes "STARZ!," a first-run movie premium programming service launched in 1994. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("EMC") (at the time a 90%-owned subsidiary of TCI and a member of Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a fee for certain services provided to QE+ equal to 4% of the gross revenue of QE+ ("STARZ Content Fees"). Such STARZ Content Fees aggregated $4 million, $4 million and $1 million for the years ended December 31, 1997, 1996 and 1995, respectively and are included in operating costs and expenses in the accompanying combined financial statements.

         During July 1997, TCI Group, Liberty Media Group, and the 10% minority holder of EMC, entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and STARZ! were contributed to a newly formed limited liability company ("Encore Media Group"). Upon completion of the transaction, Liberty Media Group owned 80% of Encore Media Group and TCI Group owned the remaining 20%. In connection with these transactions the 10% minority interest in EMC was exchanged for approximately 2.4 million shares of Liberty Group Series A Stock.

         Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for (i) the contribution of its 49.9% interest in QE+, (ii) the contribution of EMC, (iii) the issuance of a $307 million note payable to TCI Group (the "EMG Promissory Note "), (iv) the cancellation and forgiveness of amounts due for STARZ! Content Fees and
         (v) the termination of an option to increase Liberty Media Group's ownership interest in QE+.

         TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for the contribution of TCI Group's 50.1% ownership interest in QE+ and certain capital contributions made by TCI Group to QE+. In addition, TCI Group entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Upon formation of Encore Media Group, TCI Group ceased to include QE+ in its combined financial statements, and began to account for its investment in Encore Media Group using the equity method of accounting. The EMG Promissory Note is included in amounts due from related parties.

         Effective December 31, 1997, Liberty Media Group and TCI Group agreed to amend the above transactions. Pursuant to the amendment, the above described series of transactions were rescinded, retroactive to July 1, 1997. Such rescission was given effect as of December 31, 1997 for financial reporting purposes. Simultaneously, Liberty Media Group and TCI Group entered into a new agreement whereby the EMG Affiliation Agreement was amended to permanently reduce the monthly fixed amounts for the life of the contract. TCI Group's 20% ownership interest in Encore Media Group was eliminated and the EMG Promissory Note was reduced by $32 million. The amounts to be paid to Encore Media Group pursuant to the EMG Affiliation Agreement were reduced to amounts which reflect current market prices.

         Due to the related party nature of the above-described transactions, the $133 million excess of the consideration received over the carryover basis of the assets transferred (including a deferred tax asset of $98 million) was reflected as a decrease to combined deficit.

         TCI Group's fixed annual commitments (as adjusted) pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         DigiVentures, LLC ("DigiVentures"), a member of TCI Ventures Group, leases certain digital boxes under a capital lease. During 1997, such digital boxes were subleased to TCI Group under an operating lease. TCI Group recognized lease expense of $15 million during the year ending December 31, 1997 in connection with such lease. In January 1998, TCI Ventures Group's interest in DigiVentures was assigned to TCI Group. In connection therewith, TCI Group assumed DigiVentures' capital lease obligations totaling $176 million and paid $7 million in cash to TCI Ventures Group. Such transfer will be recorded at historical cost due to the related party nature of the transaction.

         HSN, a former attributed subsidiary of Liberty Media Group, paid a commission to TCI Group for merchandise sales to customers who are customers of TCI Group's cable systems. Effective December 20, 1996, Liberty Media Group entered into a series of transactions whereby it decreased its ownership interest in HSN such that HSN is no longer included in the combined financial statements of Liberty Media Group. Aggregate commissions to TCI Group were $7 million and $6 million for the years ended December 31, 1996 and 1995, respectively. Such amounts are recorded in revenue in the accompanying combined statements of operations.

         During 1997, TCI Group received marketing support payments from certain entities attributed to Liberty Media Group. Total amounts received for such arrangements for the year ended December 31, 1997 aggregated
         $19 million. Such amount is included in selling, general and administrative expenses in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. ("DMX"). Following such merger (the "DMX Merger"), TCI owned 89.6% of the common equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, substantially all of TCI's ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities included within TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Due to the related party nature of the transaction, the $85 million excess of the consideration received over the carryover basis of the TCI Music common stock acquired by Liberty Media Group has been reflected as a decrease in combined deficit.

         Pursuant to an agreement between TCI Music and TCI Group, certain entities within TCI Group are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. In addition, TCI Group purchases certain audio programming from TCI Music pursuant to a ten-year affiliation agreement. During the year ended December 31, 1997, the aggregate amount paid by the TCI Group to TCI Music pursuant to such arrangements was $13 million. Such amount is included in operating costs and expenses in the accompanying combined statements of operations.

         In connection with TCI Ventures Group's sale of certain assets (the "SUMMITrak Assets"), TCI Group entered into a commitment to purchase billing services from the buyer of the SUMMITrak Assets. TCI Ventures Group has reflected the $47 million excess (before deducting deferred income taxes of $17 million) of the cash received over the book value of the SUMMITrak Assets as a decrease to combined deficit. TCI Group, in turn, has recorded an offsetting decrease to its combined deficit and a $47 million deferred gain to be amortized over the expected 15-year life of the related billing services commitment.
         See note 15.

         During the fourth quarter of 1997, TCI Ventures Group's remaining assets in TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C. were transferred to TCI Group in exchange for a $19 million reduction of the intercompany amount owed by TCI Ventures Group to TCI Group. Such transfer was recorded at historical cost due to the related party nature of the transaction.

         Entities included in TCI Group lease satellite transponder facilities and receive video transport services from entities included in TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the years ended December 31, 1997, 1996 and 1995, aggregated $25 million, $15 million and $6 million, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group, which are based upon customary rates charged to others, aggregated $112 million, $64 million and $75 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         In addition, certain subsidiaries attributed to TCI Ventures Group distributed certain program services and system integration services to TCI Group. Charges to TCI Group for such services aggregated $9 million and $11 million for the years ended December 31, 1997 and 1996, respectively, and are included in operating costs and expenses in the accompanying combined financial statements.

(15)     Commitments and Contingencies

         On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission (the "FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCI Group's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         TCI Group believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCI Group's rates for Regulated Services are subject to review by the FCC, if a complaint is filed by a customer, or the appropriate franchise authority, if such authority has been certified by the FCC to regulate rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $191 million at December 31, 1997. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of December 31, 1997, the amount of such obligations or guarantees was approximately $120 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 14, TCI Group has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the Encore Media Affiliation Agreement.

         TCI Group is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, TCI Group is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified numbers of customers.

         During the third quarter of 1997, TCI Group committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI Group leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $208 million, $101 million and $73 million in 1997, 1996 and 1995, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                    Years ending
                    December 31,
                    ------------
                    1998                         $           157
                    1999                                     124
                    2000                                     105
                    2001                                      84
                    2002                                      69
                    Thereafter                               351


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1998.

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

         Effective as of December 16, 1997, the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI and a member of TCI Ventures Group, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
         6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.



                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During 1997, TCI Group began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCI Group's products. Additionally, TCI Group has initiated formal communications with its significant suppliers and affiliated companies to determine the readiness of third parties and the impact on TCI Group if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, TCI Group began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, TCI Group is in the process of finalizing its assessment of the impact of year 2000. TCI Group is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, TCI Group has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. TCI Group expects that it will have to modify or replace certain portions of its cable distribution plant, although TCI Group has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of TCI Group's manual assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TCI Group's assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of TCI Group has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCI Group's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCI Group's year 2000 readiness will not have an adverse effect on TCI Group's financial position. Additionally, there can be no assurance that the systems of other companies on which TCI Group relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TCI Group's financial condition or position.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997.

We have also audited the accompanying combined balance sheets of Liberty Media Group (a combination of certain assets of Tele-Communications, Inc., as defined in note 1) as of December 31, 1997 and 1996, and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of Liberty Media Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of Liberty Media Group are intended to reflect the performance of the businesses of Tele-Communications, Inc., which produce and distribute programming services. The combined financial statements of Liberty Media Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Liberty Media Group as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP



Denver, Colorado
March 20, 1998

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets

                           December 31, 1997 and 1996


                                                          1997           1996
                                                       ----------     ----------
Assets                                                   amounts in thousands
------
Cash and cash equivalents                              $   45,398        317,359

Trade and other receivables, net                           39,963         24,796

Prepaid program rights                                    104,219         32,063

Committed program rights                                  114,658         20,092

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 5)        523,590        545,121

Investment in Time Warner, Inc. ("Time Warner")
   (note 6)                                             3,537,841      2,016,799

Other investments, at cost, and related
   receivables (note 7)                                   426,715         81,537

Property and equipment, at cost:
   Land                                                        39             39
   Support equipment and buildings                         41,478         17,756
                                                       ----------     ----------
                                                           41,517         17,795
   Less accumulated depreciation                           13,954          7,846
                                                       ----------     ----------
                                                           27,563          9,949
                                                       ----------     ----------
Excess cost over acquired net assets                      203,300          8,755
   Less accumulated amortization                            9,057          2,126
                                                       ----------     ----------
                                                          194,243          6,629
                                                       ----------     ----------

Other assets, at cost, net of amortization                 24,371          4,607
                                                       ----------     ----------
                                                       $5,038,561      3,058,952
                                                       ==========     ==========



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued

                           December 31, 1997 and 1996

                                                            1997         1996
                                                         ----------   ----------
Liabilities and Combined Equity                           amounts in thousands
-------------------------------
Accounts payable and accrued liabilities                 $   69,367       25,563

Accrued stock compensation (note 11)                         68,846       17,758

Program rights payable                                      156,351       33,700

Deferred option premium (note 6)                            305,742           --

Debt (note 8)                                               348,590        1,620

Deferred income taxes (note 9)                            1,046,854      582,089

Other liabilities                                             2,060           --
                                                         ----------   ----------

        Total liabilities                                 1,997,810      660,730
                                                         ----------   ----------

Minority interests in equity of attributed
     subsidiaries (note 10)                                 120,359        1,052

Combined equity (note 10):
   Combined equity                                        1,670,897    2,355,021
   Unrealized gains on available-for-sale securities,
     net of taxes                                           740,903           --
                                                         ----------   ----------
                                                          2,411,800    2,355,021
                                                         ----------   ----------
   Due to related parties                                   508,592       42,149
                                                         ----------   ----------
     Total combined equity                                2,920,392    2,397,170
                                                         ----------   ----------

Commitments and contingencies (note 11)

                                                         $5,038,561    3,058,952
                                                         ==========   ==========

See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                    1997           1996           1995
                                                                 ----------     ----------     ----------
                                                                           amounts in thousands,
                                                                         except per share amounts
Revenue:
   Programming services:
      Related parties (note 10)                                  $  172,563        106,734         79,738
      Others                                                        201,660        248,508        441,312
   Net sales from electronic retailing services                          --        984,117        919,796
                                                                 ----------     ----------     ----------
                                                                    374,223      1,339,359      1,440,846
                                                                 ----------     ----------     ----------

Cost of sales, operating costs and expenses:
   Cost of sales                                                         --        605,116        602,849
   Operating                                                        193,593        265,586        426,445
   Selling, general and administrative                               89,328        282,265        372,216
   Charges from related parties (note 10)                            36,476         21,915         23,899
   Stock compensation (notes 10 and 11)                             153,862         17,353         11,686
   Restructuring charges                                                 --             --         16,846
   Depreciation                                                       4,216         15,543         24,769
   Amortization                                                       8,148         45,149         73,242
                                                                 ----------     ----------     ----------
                                                                    485,623      1,252,927      1,551,952
                                                                 ----------     ----------     ----------

        Operating income (loss)                                    (111,400)        86,432       (111,106)

Other income (expense):
   Interest expense                                                  (5,716)       (16,671)       (17,395)
   Interest expense to related parties (note 10)                    (15,290)            --         (1,920)
   Dividend and interest income, primarily from
      affiliates                                                     47,828         22,040         11,552
   Share of earnings (losses) of affiliates, net (note 5)           (11,907)         7,524        (15,092)
   Minority interests in losses (earnings) of
      consolidated subsidiaries                                      10,228        (13,257)        34,518
   Gain (loss) on dispositions (notes 5, 6 and 7)                   304,233      1,537,408         (2,195)
   Litigation settlements                                                --             --         (9,003)
   Loss on early extinguishment of debt                                (320)            --             --
   Other, net                                                          (163)           575             17
                                                                 ----------     ----------     ----------
                                                                    328,893      1,537,619            482
                                                                 ----------     ----------     ----------

        Earnings (loss) before income taxes                         217,493      1,624,051       (110,624)

Income tax benefit (expense) (note 9)                               (92,904)      (567,655)        54,292
                                                                 ----------     ----------     ----------
        Net earnings (loss)                                      $  124,589      1,056,396        (56,332)
                                                                 ==========     ==========     ==========
Basic earnings (loss) attributable to common
      stockholders per common share (note 3)                     $      .34           2.82           (.07)
                                                                 ==========     ==========     ==========
Diluted earnings (loss) attributable to common
      stockholders per common and potential common
      share (note 3)                                             $      .31           2.58           (.07)
                                                                 ==========     ==========     ==========



See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                          Combined Statements of Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                          Unrealized
                                                                         holding gains
                                                                       for available-for-        Due to          Total
                                                        Combined        sale securities,         related        combined
                                                         equity           net of taxes           parties         equity
                                                       ----------      ------------------      ----------      ----------
                                                                                amounts in thousands
Balance at December 31, 1994                           $1,391,440                  98,189          28,724       1,518,353
  Net loss                                                (56,332)                     --              --         (56,332)
  Sale of programming to related parties                  (43,079)                     --         (36,659)        (79,738)
  Cost allocations from related parties                    14,480                      --           9,419          23,899
  Cable distribution fees paid to TCI Group from
    Home Shopping Network, Inc. ("HSN")                        --                      --         (26,540)        (26,540)
  Stock compensation                                        6,765                      --           2,738           9,503
  Interest expense to related party                         1,786                      --             134           1,920
  Intergroup tax allocation                                   435                      --            (407)             28
  Deferred tax assets transferred to related party        (13,717)                     --              --         (13,717)
  Deferred tax assets transferred to TCI Group
    upon implementation of tax sharing
    agreement                                              (2,410)                     --              --          (2,410)
  Net cash transferred from related parties                17,637                      --          30,087          47,724
  Contribution to combined equity for
    acquisitions                                           19,120                      --              --          19,120
  Change in unrealized holding gains for
    available-for-sale securities                              --                 171,619              --         171,619
                                                       ----------      ------------------      ----------      ----------


Balance at December 31, 1995                            1,336,125                 269,808           7,496       1,613,429
  Net earnings                                          1,056,396                      --              --       1,056,396
  Purchase of Liberty Group Stock                         (37,500)                     --              --         (37,500)
  Sale of programming to related parties                       --                      --        (106,734)       (106,734)
  Cost allocations from related parties                        --                      --          21,915          21,915
  Cable distribution fees paid to TCI Group from
    HSN                                                        --                      --           2,620           2,620
  Stock compensation                                           --                      --          (2,789)         (2,789)
  Payment of stock compensation                                --                      --            (192)           (192)
  Intergroup tax allocation                                    --                      --          32,042          32,042
  Net cash transfers from related parties                      --                      --          87,791          87,791
  Recognition of previously unrealized gains on
    available-for-sale securities                              --                (355,922)             --        (355,922)
  Change in unrealized holding gains on
    available-for-sale securities                              --                  86,114              --          86,114
                                                       ----------      ------------------      ----------      ----------
Balance at December 31, 1996                            2,355,021                      --          42,149       2,397,170
  Net earnings                                            124,589                      --              --         124,589
  Contribution to combined equity for issuance
    of Liberty Group Stock to TCI Employee
    Stock Purchase Plan                                     2,054                      --              --           2,054
  Purchase of Liberty Group Stock                        (621,403)                     --              --        (621,403)
  Excess of consideration paid over carryover
    basis of net assets acquired from related
    party                                                (219,364)                     --              --        (219,364)
  Issuance of Liberty Group Stock                          30,000                      --              --          30,000
  Sale of programming to related parties                       --                      --        (172,563)       (172,563)
  Cost allocations from related parties                        --                      --          36,476          36,476
  Stock compensation                                           --                      --          93,115          93,115
  Net cash transfers from related parties                      --                      --         153,067         153,067
  Issuance of notes payable to related parties                 --                      --         436,843         436,843
  Payments of notes payable to related parties                 --                      --         (73,517)        (73,517)
  Interest expense to related parties                          --                      --          15,290          15,290
  Payments of interest to related parties                      --                      --            (268)           (268)
  Payments of stock compensation                               --                      --         (22,000)        (22,000)
  Change in unrealized holding gains on
    available-for-sale securities                              --                 740,903              --         740,903
                                                       ----------      ------------------      ----------      ----------
Balance at December 31, 1997                           $1,670,897                 740,903         508,592       2,920,392
                                                       ==========      ==================      ==========      ==========


  See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                      1997            1996            1995
                                                                   ----------      ----------      ----------
                                                                              amounts in thousands
                                                                                  (see note 4)
Cash flows from operating activities:
  Net earnings (loss)                                              $  124,589       1,056,396         (56,332)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                    12,364          60,692          98,011
      Stock compensation                                              153,862          17,353          11,686
      Payments of stock compensation                                  (31,659)         (1,218)             --
      Share of losses (earnings) of affiliates, net                    11,907          (7,524)         15,092
      Deferred income tax expense (benefit)                            91,813         542,613         (53,900)
      Intergroup tax allocation                                            --          32,042              28
      Noncash interest expense                                         15,290           4,097           1,920
      Minority interests in earnings (losses)                         (10,228)         13,257         (34,518)
      Litigation settlements                                               --              --           9,003
      Payments of litigation settlements                                   --          (3,725)        (30,313)
      Loss (gain) on disposition of assets                           (304,233)     (1,537,408)          2,195
      Loss on early extinguishment of debt                                320              --              --
      Other noncash charges                                               261          (1,003)          4,501
      Changes in operating assets and liabilities, net of the
        effect of acquisitions:
          Change in receivables                                        10,183         (40,180)        (11,851)
          Change in committed program rights                             (401)          9,839          (7,721)
          Change in inventories                                            --          (8,659)         15,616
          Change in prepaid expenses                                    4,529          (6,182)        (16,658)
          Change in payables and accruals                               1,405          19,461          54,937
                                                                   ----------      ----------      ----------
              Net cash provided by operating activities                80,002         149,851           1,696
                                                                   ----------      ----------      ----------

Cash flows from investing activities:
  Cash paid for acquisitions                                           (2,462)        (55,000)        (36,596)
  Capital expended for property and equipment                          (3,571)        (11,734)        (48,700)
  Additional investments in and loans to affiliates and others        (78,941)        (36,044)        (69,479)
  Return of capital from affiliates                                    26,251           6,144          20,009
  Collections on loans to affiliates and others                        13,734           1,918           2,501
  Cash paid for cable distribution fees                                    --         (31,529)        (43,875)
  Cash proceeds from dispositions                                         583          27,623             373
  Other investing activities                                           (7,141)         (7,572)         14,168
                                                                   ----------      ----------      ----------
              Net cash used by investing activities                   (51,547)       (106,194)       (161,599)
                                                                   ----------      ----------      ----------

Cash flows from financing activities:
  Borrowings of debt                                                  442,553         278,899         222,549
  Repayments of debt                                                 (100,206)       (333,906)        (50,284)
  Contribution for issuance of Liberty Group Stock                      2,054              --              --
  Change in cash transfers to related parties                         (23,387)          5,592         (34,655)
  Purchase of Liberty Group Stock                                    (621,403)        (37,500)             --
  Contributions by minority shareholders of attributed
    subsidiaries                                                            8         319,457           2,084
  Distributions to minority shareholders of attributed
    subsidiaries                                                          (35)            (65)         (1,529)
                                                                   ----------      ----------      ----------
              Net cash provided (used) by financing activities       (300,416)        232,477         138,165
                                                                   ----------      ----------      ----------
                Net increase (decrease) in cash and cash
                  equivalents                                        (271,961)        276,134         (21,738)

                Cash and cash equivalents at beginning of year        317,359          41,225          62,963
                                                                   ----------      ----------      ----------
                Cash and cash equivalents at end of year           $   45,398         317,359          41,225
                                                                   ==========      ==========      ==========

See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                         December 31, 1997,1996 and 1995


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated.

         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the " TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock (as adjusted for stock dividends - see below) for each four shares of TCI Group Stock owned (the "Liberty Distribution").

         Liberty Media Group's assets include businesses which provide programming services, including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products. Liberty Media Group's assets also include businesses engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing.

         The Liberty Distribution represented one hundred percent of the equity value attributable to Liberty Media Group. The issuance of Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         On August 28, 1997, the stockholders of TCI authorized the Board to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock"). The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         As of December 31, 1997, the TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets, which are comprised primarily of TCI's domestic cable and communications businesses, are collectively referred to as "TCI Group". Collectively, Liberty Media Group, TCI Ventures Group and TCI Group are referred to as the "Groups" and individually are referred to as a "Group". The TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series A Stock are sometimes collectively referred to herein as the "Series A Stock," and the TCI Group Series B Stock, TCI Ventures Group Series B Stock and Liberty Group Series B Stock are sometimes collectively referred to herein as the "Series B Stock."

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements, the change in the capital structure of TCI resulting from the redesignation of TCI Group Stock and issuance of Liberty Group Stock and TCI Ventures Group Stock did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of Liberty Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and issuance of Liberty Group Stock did not affect the rights of creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition of TCI could affect the combined results of operations or financial condition of Liberty Media Group and the market price of shares of Liberty Group Stock. In addition, net losses of any portion of TCI, dividends and distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of preferred stock would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, financial information of any one Group should be read in conjunction with the financial information of TCI and the other Groups.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         After the Liberty Distribution, existing preferred stock and debt securities of TCI that were convertible into or exchangeable for shares of TCI Class A common stock were, as a result of the operation of antidilution provisions, adjusted so that there will be delivered upon their conversion or exchange (in addition to the same number of shares of redesignated TCI Group Series A Stock as were theretofore issuable thereunder) the number of shares of Liberty Group Series A Stock that would have been issuable in the Liberty Distribution with respect to the TCI Class A common stock issuable upon conversion or exchange had such conversion or exchange occurred prior to the record date for the Liberty Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Liberty Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Liberty Group Series A Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Liberty Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Liberty Group Series A Stock.

         The issuance of shares of Liberty Group Series A Stock upon such conversion, exchange or exercise of such convertible securities will not result in any transfer of funds or other assets from TCI Group to Liberty Media Group in consideration of such issuance. In the case of the exercise of such options to purchase Liberty Group Series A Stock, the proceeds received upon the exercise of such options will be attributed to Liberty Media Group.

         The common stockholders' equity value of Liberty Media Group that, at any relevant time, is attributed to TCI Group, and accordingly not represented by outstanding Liberty Group Stock is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution, TCI Group had a 100% Inter-Group Interest in Liberty Media Group. Following consummation of the Liberty Distribution, TCI Group no longer has an Inter-Group Interest in Liberty Media Group. Following consummation of the Liberty Distribution an Inter-Group Interest would be created with respect to Liberty Media Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock are purchased with funds attributable to TCI Group.

         Dividends on Liberty Media Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends or the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Media Group Stock are based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         All debt incurred or preferred stock issued by TCI and its subsidiaries is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected in the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.

         Although it is management's intention that each Group would normally arrange for the external financing required to satisfy its respective liquidity requirements, the cash needs of one Group may exceed the liquidity sources of such Group. In such circumstance, one of the other Groups may transfer funds to such Group. Such transfers of funds among the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from TCI Group to Liberty Media Group, reflected as the creation of, or increase in, TCI Group's Inter-Group Interest in Liberty Media Group or, in the case of a transfer from Liberty Media Group to TCI Group, reflected as a reduction in TCI Group's Inter-Group Interest in Liberty Media Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

         Loans from one Group to another Group generally will bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans of and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         The combined balance sheets of a Group reflect its net loans or advances to or borrowings from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the historical financial statements, net loans or advances between Groups have been and will continue to be included as a component of each respective Group's equity.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group resulting from an equity contribution by TCI Group to Liberty Media Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group to TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock, as of the date of such transfer, such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is the TCI Ventures Group or the Liberty Media Group "Inter-Group Interest Fraction" and the denominator of which is TCI Ventures Group or the Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.

         Stock Dividend

         Effective February 6, 1998, TCI issued stock dividends to holders of Liberty Group Stock (the "1998 Liberty Stock Dividend"). The 1998 Liberty Stock Dividend consisted of one share of Liberty Group Stock for every two shares of Liberty Group Stock owned. The 1998 Liberty Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been restated to reflect the 1998 Liberty Stock Dividend.

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

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1997 and 1996 was not material.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the specific number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

         Investments

         All marketable equity securities held by Liberty Media Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of combined equity. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which TCI's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize Liberty Media Group's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of Liberty Media Group's investment in, advances to and commitments for the investee. Liberty Media Group's share of net earnings or losses of affiliates includes the amortization of the difference between Liberty Media Group's investment and its share of the net assets of the investee. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to Liberty Media Group's ownership interest in such affiliates.

         Changes in Liberty Media Group's proportionate share of the underlying equity of an attributed subsidiary or equity method investee, which result from the issuance of additional equity securities by such attributed subsidiary or equity investee, generally are recognized as gains or losses in Liberty Media Group's combined statements of operations.

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

         Excess Cost Over Acquired Net Assets

         Excess cost over acquired net assets consists of the difference between the cost of acquiring programming entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over 10 to 30 years.

         Impairment of Long-lived Assets

         Liberty Media Group periodically reviews the carrying amounts of property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

         Minority Interests

         Recognition of minority interests' share of losses of attributed subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those attributed subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of attributed subsidiaries have the right to cause Liberty Media Group to repurchase such holders' common equity.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(3)      Earnings (Loss) Per Common and Potential Common Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

         Basic earnings attributable to Liberty Media Group stockholders per common share for the years ended December 31, 1997 and 1996 was computed by dividing net earnings attributable to Liberty Media Group stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (366 million and 374 million, respectively).

         Diluted earnings attributable to Liberty Media Group stockholders per common and potential common share for the years ended December 31, 1997 and 1996 was computed by dividing earnings attributable to Liberty Media Group stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (403 million and 409 million, respectively). Shares issuable upon conversion of the Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), the Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock"), convertible notes payable, and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible note payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The basic and diluted loss attributable to Liberty Group Stock per common share for the period from the Liberty Distribution to December 31, 1995 was computed by dividing net loss attributable to Liberty Group Stock from the distribution date through December 31, 1995 ($27 million) by the weighted average number of common shares outstanding of Liberty Group Stock during the period, as adjusted for the effect of the 1998 Liberty Stock Dividend (369 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. After giving consideration to the effect of the 1998 Liberty Stock Dividend, no material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to Liberty Group Stock is presented below:


                                                  Years ended December 31,
                                             ----------------------------------
                                               1997         1996       1995 (a)
                                             --------     --------     --------
                                                    amounts in millions,
                                                  except per share amounts
         Basic EPS:
             Earnings (loss) available to
                 common stockholders         $    125        1,056          (27)
                                             ========     ========     ========
             Weighted average common
                 shares                           366          374          369
                                             ========     ========     ========
             Basic earnings (loss) per
                 common share
                 attributable to common
                 stockholders                $   0.34         2.82        (0.07)
                                             ========     ========     ========

         Diluted EPS:
             Earnings (loss) available to
                 common stockholders         $    125        1,056          (27)
                                             ========     ========     ========
             Weighted average common
                 shares                           366          374          369
                                             --------     --------     --------
             Add dilutive potential
                 common shares:
                 Employee and director
                   options                          4            3           --
                 Convertible note payable          19           21           --
                 Series C Preferred Stock           4            4           --
                 Series D Preferred Stock           6            5           --
                 Series H Preferred Stock           4            2           --
                                             --------     --------     --------
                 Total dilutive potential
                   common shares                   37           35           --
                                             --------     --------     --------
             Diluted weighted average
                 common shares                    403          409          369
                                             ========     ========     ========
             Diluted earnings (loss) per
                 share attributable to
                 common stockholders         $   0.31         2.58        (0.07)
                                             ========     ========     ========


         ----------
         (a) Represents the period from the Liberty Distribution to December 31, 1995.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $4,974,000, $16,032,000 and $14,968,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes during the years ended December 31, 1997, 1996 and 1995 was $1,091,000, $1,553,000 and $1,707,000, respectively. In addition, Liberty Media Group received income tax refunds amounting to $14,648,000 during the year ended December 31, 1996.

         Significant noncash investing and financing activities are as follows:

                                                                                 Years  ended
                                                                                 December 31,
                                                                -------------------------------------------------
                                                                   1997                1996              1995
                                                                -----------       -------------     -------------
                                                                               amounts in thousands
Cash paid for acquisitions:
   Fair value of assets acquired                                $   376,958             55,000            35,329
   Net liabilities assumed                                         (174,026)             --                 (934)
   Debt issued to related parties                                  (403,693)             --                 --
   Contribution to combined equity from
      TCI for acquisition                                              --                --              (19,120)
   Deferred tax asset recorded in
      acquisition                                                   111,791              --                1,084
   Excess of consideration paid over
      carryover basis of net assets acquired
      from related party                                            219,364              --                 --
   Minority interests in equity of acquired
      entities                                                     (127,932)             --               20,237
                                                                -----------       ------------     -------------
        Cash paid for acquisitions                              $     2,462             55,000            36,596
                                                                ===========       ============     =============

Common stock received in exchange for
   option (note 6)                                              $   305,742              --                 --
                                                                ===========       ============     =============
Preferred stock received in exchange for
   common stock and note receivable
   (note 7)                                                     $   370,875              --                 --
                                                                ===========       ============     =============
Noncash acquisition of minority interest in
   consolidated subsidiary (note 5):
      Fair value of assets                                      $   (29,205)             --                 --
      Minority interest in equity of attributed subsidiary             (795)             --                 --
      Liberty Group Stock issued                                     30,000              --                 --
                                                                -----------       ------------     -------------
                                                                $      --                --                 --
                                                                ===========       ============     =============

Noncash accretion of contingent obligation
   to purchase shares of attributed subsidiary from the
   minority holders (note 10)                                   $     2,425              --                 --
                                                                ===========       ============     =============
Exchange of attributed subsidiaries for
   note receivable and equity investments                       $      --              574,104              --
                                                                ===========       ============     =============
Conversion of debt into additional minority
   interest                                                     $      --                --              14,215
                                                                ===========       ============     =============
Assets contributed for interest in limited
   liability company                                            $      --                --               2,633
                                                                ===========       ============     =============



                                                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(5)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                                                   December 31,
                                                                   ------------------------------------------
                                                                         1997                      1996
                                                                   -----------------         ----------------

                                                                               amounts in thousands

  Combined Financial Position

          Property and equipment, net                              $         696,747                  524,949
          Program rights                                                     471,285                  360,129
          Cable distribution rights                                          252,323                  276,342
          Other intangibles, net                                           3,833,570                2,892,021
          Other assets, net                                                2,959,787                1,619,096
                                                                   -----------------         ----------------

                  Total assets                                     $       8,213,712                5,672,537
                                                                   =================         ================

          Debt                                                     $       3,363,964                1,811,509
          Due to Liberty Media Group                                          15,938                    9,239
          Program rights payable                                             163,593                  162,212
          Other liabilities                                                2,411,340                1,939,108
          Owners' equity                                                   2,258,877                1,750,469
                                                                   -----------------         ----------------

                  Total liabilities and equity                     $       8,213,712                5,672,537
                                                                   =================         ================



                                                                           Years ended December 31,
                                                        -------------------------------------------------------
                                                            1997                  1996                1995
                                                        -------------         ------------        -------------
                                                                           amounts in thousands

Combined Operations

   Revenue                                              $   5,366,351             3,392,548          2,632,908
   Operating expenses                                      (4,779,274)           (3,167,329)        (2,338,703)
   Depreciation and amortization                             (285,827)             (153,325)          (137,663)
                                                        -------------         -------------       ------------

          Operating income                                    301,250                71,894            156,542

   Interest expense                                          (180,274)             (103,321)          (107,506)
   Other, net                                                (212,134)             (187,787)           (95,446)
                                                       --------------         -------------       ------------

   Net loss                                            $      (91,158)             (219,214)           (46,410)
                                                       ==============         =============       ============




                                                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                                                   December 31,
                                                                                      ------------------------------------
                                                                                          1997                   1996
                                                                                      -------------         --------------
                                                                                               amounts in thousands

                      Discovery Communications, Inc.
                          ("Discovery")                                               $      88,251                117,724
                      QVC, Inc. ("QVC")                                                     133,920                103,855
                      International Cable Channels
                          Partnership, Ltd. ("ICCP")(a)                                          --                  9,411
                      Bet Holdings, Inc. ("BET")                                             26,466                 20,225
                      Courtroom Television Network ("Court")                                 (3,286)                 2,160
                      Fox/Liberty Networks LLC ("Fox Sports")
                          (b)                                                               (21,608)               (21,964)
                      Liberty/TINTA LLC ("Liberty/TINTA") (b)                               (14,532)                    --
                      Superstar/Netlink Group LLC
                          ("Superstar/Netlink") (c)                                         (40,161)               (37,236)
                      HSN (d)                                                               118,653                141,921
                      BDTV INC., BDTV II INC. and BDTV III
                          INC. (collectively "BDTV")(d)                                     228,522                199,701
                      Your Choice TV, LLC ("YCTV")                                            9,316                     --
                      Other                                                                  (1,951)                 9,324
                                                                                      -------------         --------------
                                                                                      $     523,590                545,121
                      ----                                                            =============         ==============



         (a) Effective November 1, 1997, Liberty Media Group acquired the remaining 50% interest in ICCP for $1.75 million which was accounted for as an acquisition of a minority interest, resulting in an increase to Liberty Media Group's excess cost of approximately $10 million. Upon consummation of such transaction the operations of ICCP are included in the combined financial results of Liberty Media Group.

         (b) As of April 29, 1996, Liberty Media Group, The News Corporation Limited ("News Corp.") and Tele-Communications International, Inc. ("TINTA") formed two sports programming ventures. In the United States, Liberty Media Group and News Corp. formed Fox Sports into which Liberty Media Group contributed interests in its national and regional sports networks and into which News Corp. contributed its fx cable network and certain other assets. Liberty Media Group received a 50% interest in Fox Sports and a distribution of $350 million in cash. No gain or loss was recognized in connection with the formation of Fox Sports.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                  Internationally, News Corp. and Liberty/TINTA, a limited liability corporation owned 50% by Liberty Media Group and 50% by TINTA, formed a venture ("Fox Sports International") to operate previously existing sports services in Latin American and Australia and a variety of new sports services throughout the world except in Asia and in the United Kingdom, Japan and New Zealand where prior arrangements preclude an immediate collaboration. Liberty/TINTA owns 50% of Fox Sports International with News Corp. owning the other 50%. News Corp. contributed various international sports rights and certain trademark rights. Liberty/TINTA contributed Prime Deportiva, a Spanish language sports service distributed in Latin America and in Hispanic markets in the United States; an interest in Torneos y Competencias S.A., an Argentinean sports programming and production business; various international sports and satellite transponder rights and cash. Liberty/TINTA also contributed its 50% interest in Premier Sports and All-Star Sports. Both are Australian 24-hour sports services available via multi-channel, multi-point distribution systems or cable television. The formation of Liberty/TINTA was recorded at carryover basis and no gain was recognized.

         (c) Effective April 1, 1996, United Video Satellite Group, Inc. ("UVSG") and Liberty Media Group formed Superstar/Netlink, a limited liability company comprised of UVSG's Superstar Satellite Entertainment and Netlink USA's ("Netlink") retail c-band satellite business. Liberty Media Group and UVSG each own 50% of Superstar/Netlink. As of April 1, 1996, Netlink's retail c-band satellite business no longer consolidated with the combined financial results of Liberty Media Group. On February 17, 1998, TCI, Liberty Media Group and UVSG announced that UVSG agreed to acquire Liberty Media Group's interest in Superstar/Netlink and Liberty Media Group's interest in Netlink in a tax free stock transaction. In exchange for such interests, UVSG will issue 6.4 million shares of UVSG Series A common stock to Liberty Media Group. No assurance can be given that such transaction will be consummated.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (d) Pursuant to an agreement among Liberty Media Group, Barry Diller and certain of their respective affiliates entered into in August 1995 and amended in August 1996 (the "BDTV Agreement"), Liberty Media Group contributed to BDTV INC. ("BDTV-I"), in August 1996, an option (the "Silver King Option") to purchase 2 million shares of Class B common stock of Silver King Communications, Inc. ("Silver King") (which shares represented voting control of Silver King at such time) and $3,500,000 in cash, representing the exercise price of the Silver King Option. BDTV-I is a corporation formed by Liberty Media Group and Mr. Diller pursuant to the BDTV Agreement, in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Mr. Diller owns less than 1% of the equity and all of the voting power. BDTV-I exercised the Silver King Option shortly after its contribution, thereby becoming the controlling stockholder of Silver King. Such change in control of Silver King had been approved by the Federal Communications Commission ("FCC") in June 1996, subject, however, to the condition that the equity interest of Liberty Media Group in Silver King not exceed 21.37% without the prior approval of the FCC (the "FCC Order").

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                  As a result of the HSN Merger, HSN is no longer included in the combined financial results of Liberty Media Group. Although Liberty Media Group no longer possesses voting control over HSN, it continues to have an indirect equity interest in HSN through its ownership of the equity securities of BDTV as well as a direct interest in HSN which would be exchangeable into shares of Silver King. Accordingly, HSN and BDTV are accounted for using the equity method. Subsequent to the HSN Merger, the surviving corporation was renamed HSN, Inc. ("HSNI").

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                    Years ended
                                                                   December 31,
                                                 ---------------------------------------------------
                                                     1997                1996               1995
                                                 ------------        ------------       ------------
                                                                 amounts in thousands

 Discovery                                       $    (29,474)                351              4,191
 QVC                                                   30,065              22,720              2,261
 Sunshine Network                                          --                 634              2,524
 SportsChannel Chicago                                     --               3,065              6,560
 ICCP                                                  (2,533)             (2,755)            (1,973)
 Premier Sports                                            --              (3,199)            (8,478)
 BET                                                    6,241               4,872              4,158
 Court                                                 (5,447)             (2,543)           (21,064)
 Liberty/TINTA                                        (14,581)             (6,603)                --
 Superstar/Netlink                                     18,409              10,754                 --
 HSN                                                    2,816                  --                 --
 DMX Inc. ("DMX")                                        (711)            (13,617)                --
 BDTV                                                   2,736                (954)                --
 YCTV                                                  (5,684)                 --                 --
 Other (a)                                            (13,744)             (5,201)            (3,271)
                                                 ------------        ------------       ------------

                                                 $    (11,907)              7,524            (15,092)
                                                 ============        ============       ============


         (a) Prior to July 1997, Liberty Media Group's other investments included a 49.9% partnership interest in QE+ Ltd. ("QE+"), a limited partnership which distributed "STARZ!," a first-run movie premium programming service launched in 1994. Entities attributed to TCI Group held the remaining 50.1% partnership interest.

                  Encore Media Corporation ("EMC") (a subsidiary of TCI which is attributed to Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a fee for certain services provided to QE+ equal to 4% of the gross revenue of QE+ ("STARZ Content Fees"). The STARZ Content Fees aggregated $4,266,000, $3,735,000 and $972,000 for the years ended December 31, 1997 and 1996, and the six months ended December 31, 1995, respectively, and are included in revenue from related parties in the combined statements of operations.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                  During July 1997, Liberty Media Group, TCI Group, and the 10% minority holder of EMC, entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and STARZ! were contributed to a newly formed limited liability company ("Encore Media Group"). Upon completion of the transaction, Liberty Media Group owned 80% of Encore Media Group and TCI Group owned the remaining 20%. In connection with these transactions the 10% minority interest in EMC was exchanged for approximately 2.4 million shares of Liberty Group Series A Stock, which was accounted for as an acquisition of a minority interest.

                  Liberty Media Group received its 80% ownership interest in Encore Media Group in exchange for (i) the contribution of its 49.9% interest in QE+, (ii) the contribution of EMC, (iii) the issuance of a $307 million note payable to TCI Group (the "EMG Promissory Note "), (iv) the cancellation and forgiveness of amounts due for STARZ Content Fees and (v) the termination of an option to increase Liberty Media Group's ownership interest in QE+.

                  TCI Group received the remaining 20% interest in Encore Media Group and the aforementioned consideration from Liberty Media Group in exchange for the contribution of TCI Group's 50.1% ownership interest in QE+ and certain capital contributions made by TCI Group to QE+. In addition, TCI Group entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group will pay monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

                  Upon formation of Encore Media Group, the operations of STARZ! are included in the combined financial results of Liberty Media Group. The EMG Promissory Note is included in amounts due to related parties.

                  Effective December 31, 1997, Liberty Media Group and TCI Group agreed to amend the above transactions. Pursuant to the amendment, the above described series of transactions were rescinded, retroactive to July 1, 1997. Such rescission was given effect as of December 31, 1997 for financial reporting purposes. Simultaneously, Liberty Media Group and TCI Group entered into a new agreement whereby the EMG Affiliation Agreement was amended to permanently reduce the monthly fixed amounts for the life of the contract. TCI Group's 20% ownership interest in Encore Media Group was eliminated and the EMG Promissory Note was reduced by $32 million. The amounts to be paid to Encore Media Group pursuant to the EMG Affiliation Agreement were reduced to amounts which reflect current market prices.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                  Due to the related party nature of the above-described transactions, the $133 million excess of the consideration paid over the carryover basis of the assets transferred (including a deferred tax asset of $98 million) was reflected as a decrease to combined equity. Subsequent to the amendment, 100% of the operations of Encore Media Group are included in the combined financial results of Liberty Media Group.

         Certain of Liberty Media Group's affiliates are general partnerships and any subsidiary of TCI which is attributed to Liberty Media Group that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

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

         Time Warner, TBS, TCI and Liberty Media Corporation entered into an Agreement Containing Consent Order with the Federal Trade Commission ("FTC") dated August 14, 1996, as amended on September 4, 1996 (the "FTC Consent Decree"). Pursuant to the FTC Consent Decree, among other things, Liberty Media Group agreed to exchange the shares of Time Warner common stock to be received in the TBS/Time Warner Merger for shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         In connection with the TBS/Time Warner Merger, Liberty Media Group received approximately 50.6 million shares of the TW Exchange Stock in exchange for its TBS holdings. As a result of the TBS/Time Warner Merger, Liberty Media Group recognized a pre-tax gain of approximately $1.5 billion in the fourth quarter of 1996. Additionally, Liberty Media Group and Time Warner entered into, among other agreements, an agreement providing for the grant to Time Warner of an option (the "Contract Option") to enter into a contract with Southern Satellite Systems, Inc. ("Southern"), a wholly-owned subsidiary of Liberty Media Group which distributes the TBS SuperStation ("WTBS") signal in the United States and Canada, pursuant to which Southern would provide Time Warner with certain uplinking and distribution services relating to WTBS and would assist Time Warner in converting WTBS from a superstation into a copyright paid cable programming service. On June 24, 1997, under the new agreement, Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option"). Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. Such amount has been reflected as a deferred option premium in the accompanying combined balance sheet as of December 31, 1997. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213.3 million, which was paid in cash together with the assumption of certain liabilities on January 2, 1998.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock. At December 31, 1997 such pledged portion had an aggregate fair value of approximately $1.4 billion. See note 8.

(7)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                       1997                    1996
                                                                                  -------------            ------------
                                                                                           amounts in thousands

             Marketable equity securities, at fair value                          $      24,905                     790

             Investment in preferred stock, at cost,
                 including premium (a)                                                  370,791                      --

             Convertible debt, at cost, which
                 approximates fair value                                                     --                  23,000

             Other investments, at cost, and related
                 receivables                                                             31,019                  57,747
                                                                                  -------------            ------------

                                                                                  $     426,715                  81,537
                                                                                  =============            ============


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (a) On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of TCI attributed to Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million.

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $483 million and $162 million at December 31, 1997 and 1996, respectively. No independent external appraisals were conducted for those assets.

(8)      Debt

         Debt is summarized as follows:

                                             Weighted
                                              average
                                             interest
                                               rate               December 31,
                                             --------     ---------------------------
                                                             1997              1996
                                                          ----------         --------
                                                             amounts in thousands

             Bank credit facility (a)            6.3%     $  292,000               --
             Note payable to bank (b)            6.6%         53,200               --
             Note payable to bank (c)             --              --            1,620
             Other                              10.0%          3,390               --
                                                          ----------         --------
                                                          $  348,590            1,620
                                                          ==========         ========



         (a)      Payable by Communications Capital Corp. ("CCC")

                  This revolving credit agreement, as amended, provides for borrowings up to $500 million through August of 2000. Interest on borrowings under the agreement is tied to, at CCC's option, the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The revolving credit agreement provides as security for this indebtedness a portion of Liberty Media Group's TW Exchange Stock. CCC must pay an annual commitment fee of .2% of the unfunded portion of the commitment.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (b)      Payable by TCI Music, Inc. ("TCI Music")

                  On December 30, 1997 TCI Music entered into a revolving loan agreement (the "TCI Music Revolving Loan Agreement") which provides for borrowings up to $100 million. Interest on borrowings under the agreement is tied to LIBOR plus an applicable margin or at the banks base rate dependent on TCI Music's leverage ratio, as defined, for the preceding quarter. The TCI Music Revolving Loan Agreement matures on June 30, 2005 with principal reductions beginning semi-annually on June 30, 2000 based on a scheduled percentage of the total commitment. A commitment fee is charged on the unborrowed portion of the TCI Music Revolving Loan Agreement commitment ranging from .25% to .375% based upon the leverage ratio for the preceding quarter.

         (c)      Payable by EMC

                  Debt at December 31, 1996 represents borrowings by EMC pursuant to a bank credit facility which provided for borrowings up to $50 million through September 30, 1999. On July 7, 1997, Encore Media Group obtained a new $625 million senior, secured facility (the "EMG Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. Interest on the EMG Senior Facility is tied to the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore Media Group is required to pay a commitment fee which varies based on a leverage ratio. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. The EMG Senior Facility serves to replace the EMC bank credit facility which was terminated. No borrowings were outstanding at December 31, 1997.

         Annual debt maturities for the next five years are as follows: 1998 - $3,354,000; 1999 - $0; 2000 - $293,597,000; 2001 - $5,324,000; and 2002
         - $9,425,000.

         The fair market value of Liberty Media Group's debt approximated its carrying value at December 31, 1997.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(9)      Income Taxes

         TCI files a consolidated federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis. Income tax expense for Liberty Media Group is based upon those items in the consolidated tax calculations of TCI applicable to Liberty Media Group. Intergroup tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) and alternative minimum taxes to Liberty Media Group in relation to its amount of taxable earnings or losses. Such amounts are reflected as borrowings from or loans to related parties.

         A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, Liberty Media Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to Liberty Media Group to the extent that the income tax attributes generated by Liberty Media Group and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and Liberty Media Group. Such intercompany account was required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

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


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



Income tax benefit (expense) consists of:

                                                                            Current             Deferred           Total
                                                                         ------------         ------------      -----------
                                                                                           amounts in thousands
Year ended December 31, 1997:
 State and local intergroup tax expense
  allocation                                                             $     (1,091)             (18,108)         (19,199)
 Federal intergroup tax expense allocation                                         --              (73,705)         (73,705)
                                                                         ------------         ------------      -----------
                                                                         $     (1,091)             (91,813)         (92,904)
                                                                         ============         ============      ===========
Year ended December 31, 1996:
 State and local intergroup tax expense
  allocation                                                             $     (1,251)             (95,417)         (96,668)
 Federal intergroup tax expense allocation                                    (23,791)            (447,196)        (470,987)
                                                                         ------------         ------------      -----------
                                                                         $    (25,042)            (542,613)        (567,655)
                                                                         ============         ============      ===========
Year ended December 31, 1995:
 State and local intergroup tax benefit
  (expense) allocation                                                   $     (2,192)               8,920            6,728
 Federal intergroup tax benefit allocation                                      2,584               44,980           47,564
                                                                         ------------         ------------      -----------
                                                                         $        392               53,900           54,292
                                                                         ============         ============      ===========


Income tax benefit (expense) differs from the amounts computed by the federal income tax rate of 35% as a result of the following:


                                                                                          Years ended December 31,
                                                                         ---------------------------------------------------
                                                                             1997                 1996              1995
                                                                         ------------         -----------       ------------
                                                                                           amounts in thousands


Computed expected tax benefit (expense)                                  $    (76,123)           (568,418)            38,726
Dividends excluded for income tax
 purposes                                                                       7,951               2,114              1,116
Minority interest of attributed
 subsidiaries                                                                     (78)             (4,735)            13,333
Amortization not deductible for income tax
 purposes                                                                      (2,066)             (3,765)            (5,723)
Excess executive compensation                                                      --                 --                 688
State and local income taxes, net of
 federal income tax benefit                                                   (12,514)            (61,250)             2,043
Change in allocated state tax rate                                                112                 --               2,353
Recognition of difference in income tax
 basis of investments in consolidated
 subsidiaries                                                                  (9,969)             66,735                 --
Other, net                                                                       (217)              1,664              1,756
                                                                         ------------         -----------      -------------
                                                                         $    (92,904)           (567,655)            54,292
                                                                         ============         ===========      =============


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                               December 31,
                                                                   --------------------------------
                                                                        1997                1996
                                                                   -------------        -----------
                                                                           amounts in thousands
Deferred tax assets:
 Net operating and capital loss carryforwards                      $      59,865              9,264
 Charitable contribution carryforward                                        278                166
 Future deductible amount attributable
  to accrued stock appreciation rights
  and deferred compensation                                               28,146              6,927
 Property and equipment, due principally
  to differences in depreciation                                            (280)             5,475
 Intangible assets due principally to
  increase in tax basis upon
  consummation of merger of subsidiary                                    15,820                 --
 Intangible assets, due principally to
  differences in amortization                                                 --              1,428
 Other future deductible amounts due
  principally to non-deductible accruals                                     506                395
                                                                   -------------        -----------
 Deferred tax assets                                                     104,335             23,655
                                                                   -------------        -----------
  Less valuation allowance                                               (60,924)                --
                                                                   -------------        -----------
 Net deferred tax assets                                                  43,411             23,655
                                                                   -------------        -----------
Deferred tax liabilities:
 Lease obligations, capitalized for income
  tax purposes                                                             4,331             17,075
 Intangible assets, due principally to
  differences in amortization                                                573                 --
 Investments in affiliates, due principally
  to undistributed earnings of affiliates                              1,085,361            588,669
                                                                   -------------       ------------
 Deferred tax liabilities                                              1,090,265            605,744
                                                                   -------------       ------------
Net deferred tax liabilities                                       $   1,046,854            582,089
                                                                   =============       ============


At December 31, 1997, Liberty Media Group had net operating and capital loss carryforwards for income tax purposes aggregating approximately $93,023,000 which, if not utilized to reduce taxable income in future periods, expire as follows: $2,352,000 in 2003, $478,000 in 2004, $11,345,000 in 2005, $9,249,000
in 2006, $13,367,000 in 2010, $12,908,000 in 2011 and $43,324,000 in 2012.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Certain subsidiaries of Liberty Media Group had additional net operating loss carryforwards for income tax purposes aggregating $100,254,000 and these net operating losses are subject to certain rules limiting their usage.

         Pursuant to the Old and New Tax Sharing Agreement, Liberty Media Group has already received benefit for approximately $38,310,000 of the net operating loss carryforward disclosed above. Liberty Media Group is responsible to TCI to the extent this amount of net operating loss carryforward is utilized by TCI in future periods.

         Liberty Media Group has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has therefore recognized a valuation allowance.

(10)     Combined Equity

         General

         The rights of holders of Liberty Group Stock upon liquidation of TCI are based upon the ratio of the aggregate market capitalization, as defined, of the Liberty Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, TCI Ventures Group Stock and Liberty Group Stock.

         Effective January 13, 1997, TCI issued a stock dividend to holders of Liberty Group Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock. Such stock dividend was treated as a stock split.

         Stock Repurchases

         During the year ended December 31, 1997, pursuant to a stock repurchase program approved by the Board, Liberty Media Group repurchased 916,500 shares of Liberty Group Series A Stock in open market transactions and 219,937 shares of Liberty Group Series A Stock from the spouse of an officer and director of TCI at an aggregate cost of $18,239,000.

         Effective July 31, 1997, TCI merged Kearns-Tribune Corporation into a wholly-owned TCI subsidiary attributed to TCI Group. TCI exchanged 47.2 million shares of TCI Group Series A Stock for shares of Kearns-Tribune Corporation which held 17.9 million shares of TCI Group Stock and 10.1 million shares of Liberty Group Stock. Liberty Media Group purchased from TCI Group the 10.1 million shares of Liberty Group Stock that were acquired in such transaction for $168 million.

         During the third quarter of 1997, Liberty Media Group commenced a tender offer (the "Liberty Tender Offer") to purchase up to an aggregate of 22.5 million shares of Liberty Group Stock at a price of $20 per share through October 3, 1997. During the fourth quarter of 1997, Liberty Media Group repurchased 21.7 million shares of Liberty Group Series A Stock and 82,074 shares of Liberty Group Series B Stock at an aggregate cost of approximately $435 million pursuant to the Liberty Tender Offer. All of the above described purchases are reflected as a reduction of combined equity in the accompanying combined financial statements.
                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Stock Options and Stock Appreciation Rights

         Estimates of the compensation relating to options and/or stock appreciation rights granted to employees of Liberty Media Group and members of the Board have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon the vesting of the related stock options and stock appreciation rights and the market value of TCI Group Series A Stock, Liberty Group
         Series A Stock and TCI Ventures Group Series A Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due to related parties.

         Transactions with Officers and Directors

         On January 5, 1998, TCI announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock, upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and
         (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend) that are subject to the Malone Call Agreement and the Magness Call Agreement. Liberty Media Group's share of the Call Payments of $64 million was paid during the first quarter of 1998 and will be reflected as a reduction of combined equity.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the years ended December 31, 1997, 1996 and 1995 Liberty Media Group was allocated $2,891,000, $2,723,000 and $3,066,000, respectively, in corporate general and administrative costs by TCI Group.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Entities attributed to Liberty Media Group lease satellite transponder facilities from TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the years ended December 31, 1997, 1996 and 1995 aggregated $14,105,000,
         $12,005,000 and $14,709,000, respectively.

         During 1997, entities attributed to Liberty Media Group made marketing support payments to entities attributed to TCI Group. Charges by TCI Group for such arrangements for the year ended December 31, 1997 aggregated $19,480,000.

         Certain subsidiaries attributed to Liberty Media Group produce and/or distribute sports and other programming to cable television operators (including TCI Group) and others (including TCI Ventures Group). Charges to TCI Group and TCI Ventures Group are based upon customary rates charged to others.

         HSN pays a commission to TCI Group for merchandise sales to customers who are customers of TCI Group's cable systems. Aggregate commissions and charges paid to TCI Group were $7,187,000 and $6,124,000 for the years ended December 31, 1996 and 1995, respectively.



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Due to Related Parties

         Effective July 11, 1997, pursuant to an Agreement and Plan of Merger, dated as of February 6, 1997, as amended (the "Merger Agreement"), by and among TCI, TCI Music, a wholly-owned subsidiary of TCI, TCI Merger Sub, a wholly-owned subsidiary of TCI Music ("Merger Sub") and DMX, Merger Sub was merged with and into DMX, with DMX as the surviving corporation (the "DMX Merger"). As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music.

         In connection with the DMX Merger, TCI and TCI Music entered into a Contribution Agreement. Pursuant to the Contribution Agreement, effective as of the closing of the DMX Merger: (i) TCI Music issued to TCI (as designee of certain of its indirect subsidiaries), 62.5 million shares of Series B Common Stock, $01 par value per share, of TCI Music ("TCI Music series B Common Stock") and a promissory note in the amount of $40 million (the "TCI Music Note"), (ii) until December 31, 2006, certain subsidiaries of TCI transferred to TCI Music the right to receive all revenue from sales of DMX music services to their residential and commercial subscribers, net of an amount equal to 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees for DMX music services under affiliation agreements currently in effect (the "Contributed Net DMX Revenue"), (iii) TCI contributed to TCI Music certain commercial digital DMX tuners that are not in service as of the effective date of the DMX Merger (the "Contributed Tuners"), and (iv) TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "Right") with respect to each whole share of Series A Common Stock, $.01 par value per share, of TCI Music ("TCI Music Series A Common Stock") acquired by such stockholder in the DMX Merger pursuant to the terms of a Rights Agreement among TCI, TCI Music and the rights agent (the "Rights Agreement"). The foregoing transactions are collectively referred to herein as the "Contribution." Upon consummation of the DMX Merger, each outstanding share of DMX Common Stock was converted into the right to receive (i) one-quarter of a share of TCI Music Series A Common Stock, (ii) one Right with respect to each whole share of TCI Music Series A Common Stock and (iii) cash in lieu of the issuance of fractional shares of TCI Music Series A Common Stock and Rights. Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders, and, payable at the election of TCI, in cash, a number of shares of TCI Group Series A Stock, having an equivalent value or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Subsequently, TCI Music and TCI entered into an Amended and Restated Contribution Agreement to be effective as of July 11, 1997 (the "Amended Contribution Agreement") which provides, among other things, for TCI to deliver, or cause certain of its subsidiaries to deliver to TCI Music fixed monthly payments (subject to inflation and other adjustments) through 2017.

         Effective with the DMX Merger, TCI beneficially owned approximately 45.7% of the outstanding shares of the TCI Music Series A Common stock and 100% of the outstanding shares of TCI Music Series B Common Stock (together, the "TCI Music Common Stock"), which represented 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million of the TCI-owned TCI Music Series A Common Stock by assuming the obligation of the Rights Agreement and issuing an $80 million promissory note (the "Music Note") to TCI. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities attributed to TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002. Following the above-described transaction, Liberty Media Group held TCI Music Common Stock, which when combined with the TCI Music Common Stock received by Liberty Media Group in the DMX Merger, represented 86.05% of the equity and 98.31% of the voting power of TCI Music. Therefore, TCI Music was included in the combined financial results of Liberty Media Group as of the date of the DMX Merger. Due to the related party nature of the transaction, the $85 million excess of the consideration paid over the carryover basis of the TCI Music Common Stock acquired by Liberty Media Group from TCI was reflected as a decrease in combined equity. The Music Note is included in amounts due to related parties.

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

         In December 1997, TCI Music issued convertible preferred stock and common stock in connection with two acquisitions. After giving effect to such issuances and assuming the conversion of the TCI Music convertible preferred stock, Liberty Media Group, at December 31, 1997, owned TCI Music securities representing 78% of TCI Music's common stock and 97% of the voting power attributable to such TCI Music common stock,
                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The components of "Due to related parties" are as follows:

                                                  December 31,      December 31,
                                                      1997              1996
                                                  ------------      ------------
                                                         amounts in thousands

Notes payable to TCI Group, including
  accrued interest                                $    378,348                --
Intercompany account                                   130,244            42,149
                                                  ------------      ------------

                                                  $    508,592            42,149
                                                  ============      ============



         Amounts outstanding under the notes payable to TCI Group bear interest at varying rates from 6.5% to 12.5%. Principal maturities are as follows: 1998 - $375 million and 1999 - $1 million. During the year ended December 31, 1997, interest expense related to the notes payable to TCI Group aggregated approximately $15.3 million.

         The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

(11)     Commitments and Contingencies

         Encore Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on subscriber levels at December 31, 1997, these agreements require minimum payments aggregating approximately $695 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty Media Group leases business offices, has entered into transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $24,043,000, $40,039,000 and $47,569,000 for the years ended December
         31, 1997, 1996 and 1995, respectively.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):

           1998                               $    26,512
           1999                                    26,165
           2000                                    21,092
           2001                                    10,191
           2002                                     8,616
           Thereafter                              23,067


         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1998.

         Estimates of stock compensation granted to employees of a subsidiary of TCI attributed to Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt.

         Liberty Media Group has guaranteed capital contributions to a joint venture entered into by Encore International, Inc. ("EI"). The amount of the guarantee at December 31, 1997 was approximately $11 million and is automatically reduced as EI makes capital contributions or advances to the joint venture.

         In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, a New York general partnership ("USA Networks") to HSNI and Universal contributed the remaining 50% interest in USA Networks and its domestic television production and distribution operations to HSNI. In connection with the Universal Transaction, Universal, HSNI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of HSNI, (ii) the purchase and sale or other transfer of voting securities of HSNI, including securities convertible or exchangeable for voting securities of HSNI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal (i) was issued 3,190,000 shares of HSNI's Class B Common Stock, 3,560,000 shares of HSNI's Common Stock and 54,327,170 common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of HSNI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), 36,810,000 of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of HSNI's Common Stock.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         At the closing of the Universal Transaction, Liberty Media Group was issued 589,161 shares of HSNI's Class B Common Stock, representing all of the remaining shares of HSNI's Class B Common Stock issuable pursuant to Liberty Media Group's Contingent Right. Of such shares, 400,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV"), a newly-formed entity having substantially the same terms as BDTV-I and BDTV-II (with the exception of certain transfer restrictions). In addition, Liberty Media Group purchased 5 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANI LLC by June 30, 1998 in exchange for an aggregate of 7,500,000 LLC Shares and/or shares of HSNI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of HSNI's Common Stock.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of HSNI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in HSNI that they had immediately prior to such issuances. In addition, with respect to issuances of HSNI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in HSNI that it had immediately prior to such issuances. In addition, HSNI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $40 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $40 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $40 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         During 1997, TCI began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of Liberty Media Group's, as well as third parties' products. Additionally, Liberty Media Group has initiated a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of third parties and the impact on Liberty Media Group if those third parties fail to remediate their own year 2000 issues.

         Over the last year, Liberty Media Group converted its financial applications to commercial products which are anticipated to be year 2000 ready, or outsourced portions of its financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such efforts, Liberty Media Group is in the process of finalizing its assessment of the impact of year 2000. Liberty Media Group is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of Liberty Media Group's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. Liberty Media Group's manual assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of Liberty Media Group has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on Liberty Media Group's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure Liberty Media Group's year 2000 readiness will not have an adverse effect on Liberty Media Group's financial position. Additionally, there can be no assurance that the systems of other companies on which Liberty Media Group relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on Liberty Media Group's financial condition or position.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited and reported separately herein on the consolidated financial statements of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997.

We have also audited the accompanying combined balance sheets of TCI Ventures Group (a combination of certain assets of Tele-Communications, Inc., as defined in note 1) as of December 31, 1997 and 1996, and the related combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

The combined financial statements of TCI Ventures Group are presented for purposes of additional analysis of the consolidated financial statements of Tele-Communications, Inc. and subsidiaries. As more fully described in note 1, the combined financial statements of TCI Ventures Group are intended to reflect the performance of the businesses of Tele-Communications, Inc. consisting of Tele-Communications, Inc.'s principal international assets and substantially all of Tele-Communications, Inc.'s domestic non-cable and non-programming assets. The combined financial statements of TCI Ventures Group should be read in conjunction with the consolidated financial statements of Tele-Communications, Inc. and subsidiaries.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of TCI Ventures Group as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP

Denver, Colorado
March 20, 1998

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets

                           December 31, 1997 and 1996


                                                                                1997           1996
                                                                                ----           ----
                                                                               amounts in thousands
Assets

Cash and cash equivalents                                                  $   161,495       105,527

Trade and other receivables, net                                                86,856       115,491

Film inventory and other prepaid expenses                                       26,426        85,998

Investments in Sprint Spectrum Holding Company, L.P. and MinorCo, L.P.
    (and their respective predecessor) and PhillieCo, L.P.
    (collectively, the "PCS Ventures"), accounted for under the equity
    method (note 10)                                                           607,333       829,651


Investment in Telewest Communications plc ("Telewest"), accounted for
    under the equity method (note 11)                                          324,417       488,495


Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
    under the equity method, and related receivables (note 12)                 294,851       276,112


Investment in Cablevision S.A. and certain affiliated companies
    ("Cablevision"), accounted for under the equity method (note 5)            239,379            --


Investments in other affiliates, accounted for under the equity method,
    and related receivables (note 13)                                          631,918       474,599


Deferred tax asset (note 16)                                                    85,737            --

Property and equipment, at cost:
      Land                                                                       7,893         7,837
      Distribution systems                                                     851,145       761,191
      Support equipment and buildings                                          116,088       208,294
                                                                           -----------    ----------
                                                                               975,126       977,322
      Less accumulated depreciation                                            265,945       240,322
                                                                           -----------    ----------
                                                                               709,181       737,000
                                                                           -----------    ----------

Franchise costs and other intangible assets                                    333,516     1,029,842
      Less accumulated amortization                                             76,507       103,631
                                                                           -----------    ----------
                                                                               257,009       926,211
                                                                           -----------    ----------
Other assets, net of amortization                                              355,300       220,619
                                                                           -----------    ----------
                                                                           $ 3,779,902     4,259,703
                                                                           ===========    ==========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued

                           December 31, 1997 and 1996


                                                               1997           1996
                                                               ----           ----
                                                               amounts in thousands

Liabilities and Combined Equity

Accounts payable                                        $      31,825        71,776

Accrued liabilities                                           109,549       148,962

Customer prepayments                                          133,479       100,670

MultiThematiques Obligation (note 13)                              --        47,902

Capital lease obligations (note 17)                           386,766       199,961

Debt (note 14)                                                408,574       526,254

Deferred income taxes (note 16)                                    --       220,306

Other liabilities                                              18,683        21,477
                                                        -------------     ---------
        Total liabilities                                   1,088,876     1,337,308
                                                        -------------     ---------

Minority interests in equity of attributed subsidiaries       420,177       411,594

Combined equity (notes 6, 13 and 15):
   Combined equity                                          2,215,683     2,646,079
   Cumulative foreign currency translation
     adjustments, net of taxes                                  3,760        26,146
   Unrealized holding gains for available-for-
     sale securities, net of taxes                             29,901        15,077
                                                        -------------     ---------
                                                            2,249,344     2,687,302

   Due to (from) related parties (note 15)                     21,505      (176,501)
                                                        -------------     ---------
        Total combined equity                               2,270,849     2,510,801
                                                        -------------     ---------

Commitments and contingencies
  (notes 7, 9, 10, 13, 15 and 17)
                                                        $   3,779,902     4,259,703
                                                        =============     =========

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                            1997             1996            1995
                                                       -----------      -----------      -----------
                                                                    amounts in thousands,
                                                                  except per share amounts

Revenue (note 15)                                      $   969,194          925,676          325,991

Operating costs and expenses:
    Operating (note 15)                                    551,437          536,457          137,038
    Programming rights provision                              --              8,706             --
    General and administrative (note 15)                   263,119          288,735          142,183
    Cost of distribution agreement (note 9)                172,591             --               --
    Impairment of intangible assets                         14,992             --               --
    Stock compensation (note 17)                           142,484           (6,954)           4,614
    Depreciation                                           122,993           90,411           49,125
    Amortization                                            51,872           58,878           25,972
                                                       -----------      -----------      -----------
                                                         1,319,488          976,233          358,932
                                                       -----------      -----------      -----------

          Operating loss                                  (350,294)         (50,557)         (32,941)

Other income (expense):
    Share of losses of the PCS Ventures (note 10)         (493,435)        (133,497)         (33,890)
    Share of losses of Telewest (note 11)                 (145,264)        (109,357)         (70,274)
    Share of losses of TCG (note 12)                       (65,951)         (50,543)         (29,975)
    Share of losses of Cablevision (note 5)                 (3,377)            --               --
    Share of losses of other affiliates (note 13)         (110,826)         (74,941)         (60,951)
    Interest income (note 15)                               14,069           30,040           15,267
    Interest expense                                       (53,717)         (51,128)         (41,730)
    Gain on sale of stock by attributed entities
      (notes 8 and 9)                                       60,233             --            122,660
    Gain on issuance of stock by equity investees
      (notes 11 and 12)                                    111,697           12,668          164,900
    Gain on disposition of assets, net                     116,659           79,575           48,710
    Recognized holding loss for available-for-sale
      securities                                            (1,194)         (59,302)            --
    Minority interests' share of losses (earnings)          95,429           28,177          (14,924)
    Foreign currency transaction gains (losses)                224            6,994           (2,649)
    Other, net                                               2,552            3,104           (5,960)
                                                       -----------      -----------      -----------
                                                          (472,901)        (318,210)          91,184
                                                       -----------      -----------      -----------

          Earnings (loss) before income taxes             (823,195)        (368,767)          58,243

Income tax benefit (note 16)                               222,684          110,345            1,797
                                                       -----------      -----------      -----------

          Net earnings (loss)                          $  (600,511)        (258,422)          60,040
                                                       ===========      ===========      ===========

Basic and diluted loss attributable to common
  stockholders per common share  subsequent to
  TCI Ventures Exchange (notes 1 and 3)                $      (.62)
                                                       ===========



See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                          Statements of Combined Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                                      Unrealized
                                                                   Cumulative          holding
                                                                    foreign           gains for
                                                                    currency          available-        Due to
                                                                   translation         for-sale         (from)           Total
                                                  Combined         adjustment,        securities,       related         combined
                                                   equity          net of taxes      net of taxes       parties         equity
                                                   ------          ------------      ------------       -------         ------
                                                                                 amounts in thousands

Balance at January 1, 1995                      $ 1,171,860           (3,653)             575             --          1,168,782
   Net earnings                                      60,040             --               --               --             60,040
   Foreign currency translation
     adjustment                                        --             (4,902)            --               --             (4,902)
   Change in unrealized holding gains for
     available-for-sale securities                     --               --             60,596             --             60,596
   Gain in connection with the
     issuance of ordinary shares by
     Flextech p.l.c. ("Flextech") (note 13)          50,900             --               --               --             50,900
   Issuance of common stock by
     attributed entity  in 1995 initial
     public offering                                301,343             --               --               --            301,343
   Issuance of common stock by
     attributed entity as partial
     consideration for investment                    11,000             --               --               --             11,000
   Stock compensation                                 4,614             --               --               --              4,614
   Revenue from related parties                     (20,881)            --               --               --            (20,881)
   Operating costs to related parties                 3,400             --               --               --              3,400
   Corporate general and administrative
     cost allocations                                 4,120             --               --               --              4,120
   Intergroup tax allocation                        (55,941)            --               --               --            (55,941)
   Other intergroup transfers                       795,651             --               --               --            795,651
                                                -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1995                      2,326,106           (8,555)          61,171             --          2,378,722
   Net loss                                        (258,422)            --               --               --           (258,422)
   Issuance of common stock by
     attributed entity                                9,990             --               --               --              9,990
   Minority interest deficit in joint
     venture at formation (note 6)                  (49,169)            --               --               --            (49,169)
   Excess of earnings over distributions
     to minority interest in joint venture
     (note 6)                                         8,454             --               --               --              8,454
   Foreign currency translation
     adjustment                                        --             34,701             --               --             34,701
   Recognition of unrealized gain for
     available-for-sale securities, net                --               --             (8,048)            --             (8,048)
   Change in unrealized holding gain for
     available-for-sale securities                     --               --            (38,046)            --            (38,046)
   Loan to Tele-Communications, Inc.
     ("TCI")                                           --               --               --           (336,375)        (336,375)
   Repayment of amounts on loan to TCI                 --               --               --            159,874          159,874
   Stock compensation                                (6,954)            --               --               --             (6,954)
   Revenue from related parties                     (38,292)            --               --               --            (38,292)
   Operating costs to related parties                38,400             --               --               --             38,400
   Corporate general and administrative
     cost allocations                                 7,918             --               --               --              7,918
   Interest income on loan to TCI                   (14,000)            --               --               --            (14,000)
   Intergroup tax allocation                        (52,660)            --               --               --            (52,660)
   Other intergroup transfers                       674,708             --               --               --            674,708
                                                -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1996                    $ 2,646,079           26,146           15,077         (176,501)       2,510,801
                                                ===========      ===========      ===========      ===========      ===========


See accompanying notes to combined financial statements.
                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                    Statements of Combined Equity, continued

                  Years ended December 31, 1997, 1996 and 1995


                                                                                    Unrealized
                                                                   Cumulative        holding
                                                                    foreign         gains for
                                                                   currency         available-      Due to
                                                                  translation        for-sale        (from)            Total
                                                  Combined        adjustment,       securities,      related          combined
                                                   equity         net of taxes     net of taxes      parties          equity
                                                   ------         ------------     ------------      -------          ------
                                                                                 amounts in thousands

Balance at December 31, 1996                   $ 2,646,079           26,146           15,077        (176,501)       2,510,801
   Net loss                                       (600,511)            --               --              --           (600,511)
   Foreign currency translation
     adjustment                                       --            (22,386)            --              --            (22,386)
   Change in unrealized holding gains for
     available-for-sale securities                    --               --             14,824            --             14,824
   Gain in connection with the
     issuance of ordinary shares by
     Flextech (note 13)                             66,392             --               --              --             66,392
   Repurchases of common stock                      (3,663)            --               --              --             (3,663)
   Adjustment due to gain deferred by
     related party, net of tax (note 15)            30,253             --               --              --             30,253
   Repayment of amounts on loan to TCI                --               --               --            87,794           87,794
   Interest income on loan to TCI                     --               --               --            (5,782)          (5,782)
   Stock compensation                               68,410             --               --            74,074          142,484
   Payments of stock compensation                  (31,706)            --               --           (12,026)         (43,732)
   Revenue from related parties                    (24,508)            --               --           (41,863)         (66,371)
   Operating costs to related parties               22,961             --               --            19,832           42,793
   Corporate general and administrative
     cost allocations                                5,899             --               --             4,366           10,265
   Intergroup tax allocation                      (192,613)            --               --            33,547         (159,066)
   Other intergroup transfers                      228,690             --               --            38,064          266,754
                                               -----------      -----------      -----------     -----------      -----------

Balance at December 31, 1997                   $ 2,215,683            3,760           29,901          21,505        2,270,849


                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                         1997             1996             1995
                                                         ----             ----             ----
                                                                   amounts in thousands
                                                                       (see note 4)

Cash flows from operating activities:
   Net earnings (loss)                                   $(600,511)      (258,422)        60,040
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                      174,865        149,289         75,097
        Programming rights provision                          --            8,706           --
        Cost of distribution agreement                     172,591           --             --
        Impairment of intangible assets                     14,992           --             --
        Stock compensation                                 142,484         (6,954)         4,614
        Payment of obligation relating to stock
          compensation                                     (43,732)          --           (3,270)
        Share of losses of affiliates, net                 818,853        368,338        195,090
        Gain on sale of stock by attributed entities       (60,233)          --         (122,660)
        Gain on issuance of stock by equity
          investees                                       (111,697)       (12,668)      (164,900)
        Gain on disposition of assets                     (116,659)       (79,575)       (48,710)
        Recognized holding loss for available-
          for-sale securities                                1,194         59,302           --
        Minority interests' share of earnings
          (losses), net                                    (95,429)       (28,177)        14,924
        Unrealized foreign currency transaction
          losses (gains)                                    (2,151)        (6,287)         1,761
        Accretion of discount on MultiThematiques
          Obligation                                         2,911          5,751            271
        Other noncash charges (credits)                       --            6,445         (1,259)
        Deferred income tax expense (benefit)              (75,607)       (71,643)        45,063
        Intergroup tax allocation                         (159,066)       (52,660)       (55,941)
        Changes in operating assets and liabilities,
          net of the effect of acquisitions and the
          deconsolidation of Flextech and
          Cablevision:
             Change in receivables                            (953)       (13,394)        (4,147)
             Change in film inventory and other
               prepaid expenses                             (7,585)       (16,667)       (31,199)
             Change in payables, accruals, customer
               prepayments and other liabilities            36,191         34,471         42,124
                                                         ---------      ---------      ---------

                 Net cash provided by operating
                  activities                             $  90,458         85,855          6,898
                                                         ---------      ---------      ---------


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued

                  Years ended December 31, 1997, 1996 and 1995


                                                               1997            1996           1995
                                                               ----            ----           ----
                                                                     amounts in thousands
                                                                         (see note 3)

Cash flows from investing activities:
   Effect of the deconsolidation of Flextech and
      Cablevision on cash and cash equivalents             $  (39,097)           --              --
   Investments in and loans to affiliates                    (548,898)       (473,102)     (1,040,896)
   Purchase of marketable equity securities, net              (54,966)        (26,583)           --
   Cash paid for acquisitions, net                            (38,421)       (108,790)       (189,752)
   Capital expended for property and equipment               (164,767)       (209,378)       (141,569)
   Cash paid to purchase minority interests                      --            (4,636)        (24,735)
   Proceeds from dispositions of assets                       301,760         142,854          99,335
   Proceeds from repayment of loans by affiliates             118,857          21,628          12,062
   Other, net                                                  (3,697)          3,304         (47,931)
                                                           ----------      ----------      ----------
                 Net cash used in investing activities       (429,229)       (654,703)     (1,333,486)
                                                           ----------      ----------      ----------

Cash flows from financing activities:
   Borrowings of debt                                         224,701         191,219         314,815
   Repayments of debt and capital lease
     obligations                                             (248,253)       (294,265)       (315,958)
   Repurchase of common stock by attributed
     entity                                                   (42,014)           --              --
   Repurchase of common stock                                  (3,663)           --              --
   Issuance of debentures                                        --           345,000            --
   Loan to TCI ("TCI Note Receivable")                       (102,000)       (336,375)           --
   Repayments received on TCI Note Receivable                 189,794         159,874            --
   Net proceeds from issuance of common stock
     of attributed entities                                    99,868           9,990         301,343
   Proceeds from issuance of preferred stock                   48,147            --              --
   Proceeds from issuance of shares by Flextech                  --              --            74,779
   Payment of deferred financing costs                           (950)         (9,524)         (2,105)
   Increase to combined equity                                210,168         457,954       1,081,757
   Change in amounts due from related parties                  14,617            --              --
   Contributions from minority interest owners                  4,324           4,822            --
   Other, net                                                    --              --             8,707
                                                           ----------      ----------      ----------
                 Net cash provided by financing
                    activities                                394,739         528,695       1,463,338
                                                           ----------      ----------      ----------
Effect of exchange rate changes on cash                          --             3,926          (3,142)
                                                           ----------      ----------      ----------
                 Net increase (decrease) in cash and
                    cash equivalents                           55,968         (36,227)        133,608

                 Cash and cash equivalents:
                    Beginning of year                         105,527         141,754           8,146
                                                           ----------      ----------      ----------

                    End of year                            $  161,495      $  105,527         141,754
                                                           ==========      ==========      ==========

See accompanying notes to combined financial statements.


                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to TCI Ventures Group, as defined below. All significant intercompany accounts and transactions have been eliminated. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in combination. Common stock of TCI held by subsidiaries is included in combined equity.

         Targeted Stock

         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "TCI Ventures Group Series B Stock," and together with TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock") The TCI Ventures Group Stock is intended to reflect the separate performance of the TCI Ventures Group, as defined below.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         As of December 31, 1997, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 28% equity interest (representing a 41% voting interest) in TCG, a competitive local exchange carrier, and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) TCI's 39% equity interest (representing a 85% voting interest) in United Video Satellite Group, Inc. ("UVSG"), which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of TCI which is a developer and distributor of for-profit education, training and communications services and products, and National Digital Television Center, Inc. ("NDTC"), which provides digital compression and authorization services to programming suppliers and to video distribution outlets. The foregoing subsidiaries and assets are collectively referred to as "TCI Ventures Group." The stocks of TINTA, TCG, @Home and UVSG are traded on the National Market tier of The Nasdaq Stock Market.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The "TCI Group" is intended to reflect the performance of those businesses of TCI and its subsidiaries not attributed to the "Liberty Media Group" (which is intended to reflect the performance of TCI's business which produces and distributes programming services) and TCI Ventures Group. Collectively, TCI Group, Liberty Media Group and TCI Ventures Group are referred to as the "Groups" and individually may be referred to herein as a "Group". The Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock"), TCI Ventures Group Series A Stock and the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") are sometimes collectively referred to herein as the "Series A Stock," and the Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock"), TCI Ventures Group Series B Stock and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock") are sometimes collectively referred to herein as the "Series B Stock."

         The common stockholders' equity value of TCI attributable to TCI Ventures Group that, at any relevant time, is attributed to TCI Group, and accordingly, not represented by outstanding TCI Ventures Group Stock is referred to as "Inter-Group Interest". Prior to the issuance of shares of TCI Ventures Group Stock, the Inter-Group Interest of TCI Group in TCI Ventures Group was 100%. Following consummation of the TCI Ventures Exchange, TCI Group no longer has an Inter-Group Interest in TCI Ventures Group. Following consummation of the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of TCI Ventures Stock are purchased with funds attributable to TCI Group.

         While the TCI Ventures Group Stock constitutes common stock of TCI, issuance of the TCI Ventures Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt.

         Holders of "TCI Group Series A Stock and TCI Group Series B Stock (collectively, the "TCI Group Stock"), Liberty Group Series A Stock and Liberty Group Series B Stock (collectively, the "Liberty Group Stock") and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the exchange offers was two shares (as adjusted for a stock dividend - see below) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock (as adjusted for a stock dividend - see below), (the "TCI Ventures Exchange"). The aggregate number of shares of TCI Ventures Group Stock issued in the Exchange Offers represented 100% of the common stockholders' equity value of TCI attributable to the TCI Ventures Group. Accordingly, the Inter-Group Interest of the TCI Group was reduced to zero upon consummation of the Exchange Offers.

         Notwithstanding the attribution of assets and liabilities, equity and items of income and expense among TCI Group, Liberty Media Group and TCI Ventures Group for the purpose of preparing their respective combined financial statements, the change in the capital structure of TCI resulting from the redesignation of TCI Group Stock and the issuance of TCI Ventures Group Stock did not affect the ownership or the respective legal title to assets or responsibility for liabilities of TCI or any of its subsidiaries. TCI and its subsidiaries each continue to be responsible for their respective liabilities. Holders of TCI Group Stock, Liberty Media Group Stock and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities. The redesignation of TCI Group Stock and the issuance of TCI Ventures Group Stock did not affect the rights of the creditors of TCI.

         Financial effects arising from any portion of TCI that affect the consolidated results of operations or financial condition could affect the combined results of operations or financial condition of the TCI Ventures Group and the market price of shares of TCI Ventures Group Stock. In addition, net losses of any portion of TCI, dividends or distributions on, or repurchases of, any series of common stock, and dividends on, or certain repurchases of, preferred stock, would reduce funds of TCI legally available for dividends on all series of common stock. Accordingly, TCI Ventures Group financial information should be read in conjunction with the financial information of TCI and the other Groups.

         Dividends on TCI Ventures Group Stock will be payable at the sole discretion of the Board out of the lesser of the assets of TCI legally available for dividends or the available dividend amount with respect to the TCI Ventures Group, as defined. Determinations to pay dividends on TCI Ventures Group Stock are based primarily upon the financial condition, results of operations and business requirements of the TCI Ventures Group and TCI as a whole.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         All financial impacts of issuances of shares of TCI Ventures Group Stock the proceeds of which are attributed to the TCI Ventures Group will be to such extent reflected in the combined financial statements of the TCI Ventures Group, and all financial impacts of issuances of shares of TCI Ventures Group Stock the proceeds of which are attributed to the TCI Group in respect of a reduction in the TCI Group's Inter-Group Interest in the TCI Ventures Group will be to such extent reflected in the combined financial statements of the TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock or TCI Ventures Group Stock will be attributed entirely to the TCI Ventures Group, except that dividends or other distributions on the TCI Ventures Group Stock will (if at the time there is an Inter-Group Interest in the TCI Ventures Group) result in the TCI Group being credited, and the TCI Ventures Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock and a fraction the numerator of which is the "TCI Ventures Group Inter-Group Interest Fraction" and the denominator of which is the "TCI Ventures Group Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock, the consideration for which is charged to the TCI Group will be to such extent reflected in the combined financial statements of the TCI Group and will result in an increase in the TCI Group's Inter-Group Interest in the TCI Ventures Group.

         All debt incurred or preferred stock issued by TCI and its subsidiaries following the issuance of TCI Ventures Group Stock is (unless the Board otherwise provides) specifically attributed to and reflected in the combined financial statements of the Group that includes the entity which incurred the debt or issued the preferred stock or, in case the entity incurring the debt or issuing the preferred stock is Tele-Communications, Inc., the TCI Group. The Board could, however, determine from time to time that debt incurred or preferred stock issued by entities included in a Group should be specifically attributed to and reflected on the combined financial statements of one of the other Groups to the extent that the debt is incurred or the preferred stock is issued for the benefit of such other Group.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Although it is management's intention that each Group would normally arrange for the external financing required to satisfy its respective liquidity requirements, the cash needs of one Group may exceed the liquidity sources of such Group. In such circumstances, one of the other Groups may transfer funds to such Group. Such transfers of funds among the Groups will be reflected as borrowings or, if determined by the Board, in the case of a transfer from the TCI Group to either the Liberty Media Group or the TCI Ventures Group, reflected as the creation of, or increase in, the TCI Group's Inter-Group Interest in such Group or, in the case of a transfer from either the Liberty Media Group or the TCI Ventures Group to the TCI Group, reflected as a reduction in the TCI Group's Inter-Group Interest in such Group. There are no specific criteria for determining when a transfer will be reflected as a borrowing or as an increase or reduction in an Inter-Group Interest. The Board expects to make such determinations, either in specific instances or by setting generally applicable policies from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the financing needs and objectives of the Groups, the investment objectives of the Groups, the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

         Except as described in note 15 with respect to the Revolving Credit Facility, as defined therein, loans from one Group to another Group would bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable polices from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

         The combined balance sheets of a Group reflect its net loans or advances to or borrowings from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the historical financial statements, net loans or advances between Groups have been and will continue to be included as a component of each respective Group's equity.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Other

         In February 1998, TCI issued a stock dividend to holders of TCI Ventures Group Stock (the "Ventures Stock Dividend"). The Ventures Stock Dividend consisted of one share of TCI Ventures Group Stock for every one share of TCI Ventures Group Stock owned. The Ventures Stock Dividend has been treated as a stock split, and accordingly, all share and per share amounts have been retroactively restated to reflect the Ventures Stock Dividend.

         As further described in notes 5 and 13, TINTA ceased to consolidate Flextech and Cablevision and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively.

(2)      Summary of Significant Accounting Policies

         Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Trade and Other Receivables

         Trade and other receivables are reflected net of an allowance for doubtful accounts. Such allowance was not material at December 31, 1997 and 1996.

         Investments

         All marketable equity securities held by TCI Ventures Group are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholders' equity. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which TCI's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize TCI Ventures Group's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. TCI Ventures Group's share of losses are generally limited to the extent of TCI Ventures Group's investment in, advances to and commitments for the investee. TCI Ventures Group's share of net earnings or losses of affiliates includes the amortization of the difference between TCI Ventures Group's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to TCI Ventures Group's ownership interest in such affiliates.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Changes in the TCI Ventures Group's proportionate share of the underlying equity of an attributed subsidiary or equity method investee, which result from the issuance of additional equity by such attributed subsidiary or equity method investee, are generally recognized as gains or losses in the TCI Ventures Group's combined statements of operations.

         Film Inventory

         Film inventory for Flextech as of December 31, 1996 included exhibition and other exploitation rights acquired under license agreements or through production and output agreements. Such rights, along with the related obligation, were recorded at the face amount of the contract at the time the programming becomes available.

         Film inventory was carried at the lower of unamortized cost or net realizable value. Exhibition rights were amortized on a straight-line basis over the available runs in the contract period. Other exploitation rights were amortized based on the percentage that current year revenues bear to estimated future revenues on a program-by-program basis. Estimates of future revenues were periodically reviewed by management and revised when warranted by changing conditions, such as changes in the distribution marketplace or changes in the expected usage of a program.

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Equipment acquired under capital leases are stated at the present value of minimum lease payments, not to exceed the fair value of the leased asset. Construction and initial customer installation costs, including interest during construction, material, labor and applicable overhead, are capitalized. Interest capitalized during 1997, 1996 and 1995 was not material.

         Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 20 years for distribution systems (3 to 5 years for converters and in-home wiring and 10 to 20 years for the remaining components of the distribution system) and 3 to 40 years for support equipment and buildings (3 to 5 years for support equipment and 10 to 40 years for buildings and improvements). Equipment held under capital leases are depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

         Repairs and maintenance are charged to operations, and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of cable property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains and losses relating to cable property are only recognized in connection with sales of properties in their entirety. Gains and losses relating to all other assets are recognized at the time of disposal.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Franchise Costs and Other Intangible Assets

         Franchise costs and other intangible assets generally include the difference between the cost of acquiring cable, telephony and programming companies and amounts allocated to their tangible assets. Such amounts are amortized on a straight-line basis over their useful lives (10 to 40 years).

         Impairment of Long-lived Assets

         TCI Ventures Group periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

         Foreign Currency Translation

         The functional currency of the TCI Ventures Group is the United States ("U.S.") dollar. The functional currency of TINTA's foreign operations generally is the applicable local currency for each foreign subsidiary and foreign equity method investee. In this regard, the functional currency of certain of TINTA's foreign subsidiaries and foreign equity investees is the Argentine peso, the United Kingdom ("UK") pound sterling ("(pound)" or "pounds"), the French franc ("FF") and the Japanese yen ("(Y)"). All amounts presented herein with respect to operations in Argentina are stated in U.S. dollars because the Argentine government has maintained an exchange rate of one U.S. dollar to one Argentine peso since April of 1991. However, no assurance can be given that the Argentine government will maintain such an exchange rate in future periods. Assets and liabilities of foreign subsidiaries and foreign equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and the TCI Ventures Group's share of the results of operations of its foreign equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a separate component of combined equity.

         Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the combined statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Cash flows from TINTA's consolidated foreign subsidiaries are calculated in their functional currencies. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the accompanying statements of cash flows.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 1997, as published in The Wall Street Journal.

         Foreign Currency Derivatives

         From time to time, TINTA uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the combined statements of operations. At December 31, 1997 and 1996, the TCI Ventures Group had no material deferred hedging gains or losses.

         Minority Interests

         Recognition of minority interests' share of losses of attributed subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those attributed subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of attributed subsidiaries have the right to cause TCI Ventures Group to repurchase such holders' common equity.

         Revenue Recognition

         Cable and programming revenue is recognized in the period that services are rendered. Cable installation revenue is recognized in the period the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the Financial Accounting Standards Board in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the TCI Ventures Group continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). For the year ending December 31, 1996, the TCI Ventures Group estimates that compensation expense would not be materially different under Statement No. 123.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Reclassifications

         Certain amounts have been reclassified for comparability with the 1997 presentation.

(3)      Earnings (Loss) Per Common Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

         The basic and diluted loss attributable to TCI Ventures Group stockholders per common share was computed by dividing the $256 million net loss attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock for the period from the TCI Ventures Exchange to December 31, 1997, as adjusted for the effect of the Ventures Stock Dividend (410 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At December 31, 1997, there were 35 million potential common shares consisting of fixed and nonvested performance awards and convertible securities that could potentially dilute future EPS calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards. After giving consideration to the effect of the Ventures Stock Dividend, no material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Supplemental Disclosures to Statements of Cash Flows

         Cash paid for interest was $54.8 million, $36.3 million and $38.0 million for years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $33.6 million and $12.5 million during the years ended December 31, 1997 and 1996, respectively, and was not material during the year ended December 31, 1995.

         The net cash paid by the TCI Ventures Group for acquisitions is as follows:


                                                     Years ended December 31,
                                                 ---------------------------------
                                                 1997         1996            1995
                                                 ----         ----            ----
                                                      amounts in thousands
Fair value of assets acquired                 $(75,171)     (632,768)     (589,193)
Issuance of notes payable                         --          51,727        86,755
Liabilities assumed (including deferred
  income tax liabilities of $36.6 million
  and $177.7 million in 1996 and
  1995, respectively), net of current
  assets                                        35,235       151,273       310,022
Increase in minority interests in equity
  of subsidiaries due to issuance of
  shares by Flextech                              --          43,223          --
Minority interest in equity of
  acquired entity                                1,515        81,751         2,664
Increase in combined equity due to TCI
  Group's issuance of preferred stock in
  connection with acquisition by TCI
  Ventures Group                                  --         196,004          --
                                              --------      --------      --------

      Cash paid for acquisitions              $(38,421)     (108,790)     (189,752)
                                              ========      ========      ========

Property and equipment purchased
  under capital leases                        $175,833        63,656        77,076
                                              ========      ========      ========

         The effects of changing the method of accounting for the TCI Ventures Group's ownership interest in Flextech and Cablevision (see notes 4 and 12) from the consolidation method to the equity method are summarized below (amounts in thousands):


                Change to equity investments                                  $ (310,198)
                Decrease in property and equipment,
                  net                                                            164,330
                Decrease in franchise costs and other
                  intangible assets, net                                         633,649
                Decrease in other assets                                         108,310
                Decrease in debt                                                (164,245)
                Decrease in deferred income tax
                  liabilities                                                   (226,617)
                Decrease in other liabilities                                    (93,049)
                Decrease in minority interests in
                  equity of subsidiaries                                        (151,277)
                                                                              ----------
                Decrease in cash and cash equivalents                         $  (39,097)
                                                                              ==========

         For information concerning additional non-cash transactions see notes 9 and 13.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(5)      Cablevision

         On April 25, 1995, TINTA acquired a 51% ownership interest in Cablevision, an entity engaged in the multi-channel video distribution business in Buenos Aires, Argentina, for an adjusted purchase price of $282.0 million, before liabilities assumed (the "Cablevision Acquisition"). The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20 million deposit) and TINTA's issuance of $86.8 million principal amount of secured negotiable promissory notes payable to the selling shareholders. Such notes payable were repaid in their entirety during 1997.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. (together with CEI, the "Buyers") for cash proceeds of $120 million. A portion of such proceeds were loaned to TCI pursuant to an unsecured promissory note. See note
         15. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The 1997 transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $49 million on the Cablevision Sale. TINTA will continue to have the right to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Buyers also purchased the additional 39% interest in Cablevision that TINTA had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Prior to 1997, none of Cablevision's operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's net earnings caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, TINTA began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since the April 25, 1995 acquisition date, TINTA would have allocated an additional $12.9 million, $15.9 million and $11.7 million during the nine months ended September 30, 1997, the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, respectively, of Cablevision's net earnings to the minority interest.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The $154.1 million excess of TINTA's aggregate historical cost basis in Cablevision over TINTA's proportionate share of Cablevision's net assets is being amortized over an estimated useful life of 20 years.

         Summarized financial information for Cablevision at December 31, 1997 and for the period Cablevision's operations have been accounted for under the equity method is as follows:


                                                                         December 31,
                                                                             1997
                                                                      --------------------
                                                                      amounts in thousands
Consolidated Financial Position

     Cash                                                                  $     7,933
     Investments                                                               232,382
     Property and equipment, net                                               132,068
     Franchise costs and other assets, net                                     635,858
                                                                           -----------

          Total assets                                                     $ 1,008,241
                                                                           ===========

     Debt                                                                  $   809,261
     Other liabilities                                                         109,973
     Shareholder's equity                                                       89,007
                                                                           -----------

          Total liabilities and equity                                     $ 1,008,241
                                                                           ===========

                                                                        Three months ended
                                                                        December 31, 1997
                                                                       --------------------
Consolidated Operations                                                amounts in thousands

     Revenue                                                               $    62,367
     Operating, selling, general and
        administrative expenses                                                (40,208)
     Depreciation and amortization                                             (15,767)
                                                                           -----------
         Operating income                                                        6,392

     Interest expense                                                          (14,124)
     Other, net                                                                  2,296
                                                                           -----------
         Net loss                                                          $    (5,436)
                                                                           ===========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(6)      Acquisitions

         (a)      OCC Acquisition

                  On October 1, 1996, Cablevision acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC"), a cable television operation, for a purchase price of $112.2 million (the "OCC Acquisition"). Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes were repaid in their entirety during the second quarter of 1997. The OCC Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of OCC have been consolidated with those of Cablevision since the date of acquisition and Cablevision recorded OCC's assets and liabilities at fair value.

         (b)      UVSG

                  On January 25, 1996, the stockholders of UVSG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "UVSG Merger Agreement"), among UVSG, TCI and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into UVSG, with UVSG as the surviving corporation (the "UVSG Merger"). TCI Ventures Group acquired 12,373,294 shares of UVSG Class B common stock and 2,145,466 shares of UVSG Class A common stock, together representing approximately 39% of the issued and outstanding common stock of UVSG and approximately 85% of the total voting power of UVSG common stock immediately after the UVSG Merger, resulting in UVSG becoming a majority-controlled entity of TCI Ventures Group. The UVSG Merger has been accounted for by the purchase method. Accordingly, the results of operations of UVSG have been combined with those of the TCI Ventures Group since January 25, 1996 and the TCI Ventures Group recorded UVSG's assets and liabilities at fair value.

                  On January 12, 1998, TCI purchased 12.4 million shares of UVSG Series A common stock held by Lawrence Flinn, Jr., UVSG's Chairman Emeritus, in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (c)      IFE Acquisitions

                  On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in Maidstone Broadcasting, which Flextech did not already own and
                  (ii) a 100% ownership interest in TVS Television Limited. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was (pound)31.4 million ($47.8 million using the applicable exchange rate), of which (pound)3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA under certain circumstances. Due primarily to TINTA's contingent purchase obligations under the above-described put option, TINTA recognized no gain in connection with the dilution of TINTA's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares was reflected as an increase to minority interests in equity of subsidiaries as set forth in the accompanying December 31, 1996 combined balance sheet. In connection with the formation of two separate joint ventures between Flextech and BBC Worldwide Limited and certain related transactions, as described in note 13, all of the IFE Consideration Shares were converted into Flextech Ordinary Shares during 1997 thereby eliminating TINTA's put obligation with respect to such shares.

         (d)      Superstar/Netlink

                  Effective April 1, 1996, UVSG and Liberty Media Group contributed their retail C-band home satellite dish business' assets, obligations and operations to Superstar/Netlink Group LLC, a new entity owned 50% each by UVSG and Liberty Media Group ("Superstar/Netlink"). The combination was accounted for as a merger of businesses under common control, whereby the assets and obligations of both UVSG and Liberty Media Group which were contributed to the venture were reflected at their historical cost. The operations of Superstar/Netlink have been consolidated, effective April 1, 1996, with the operating results of UVSG as UVSG has voting control over Superstar/Netlink's operations.

                  Assets contributed by Liberty Media Group to Superstar/Netlink totaled $14.7 million and consisted primarily of $14.3 million of accounts receivable. These assets were subject to liabilities of $64.0 million, consisting of $50.9 million of customer prepayments and $13.1 million of accounts payable and accrued liabilities and resulted in Liberty Media Group contributing net liabilities to the venture. UVSG contributed net liabilities in the same amount to the venture. UVSG has classified the capital deficit of Liberty Media Group in the venture as a reduction to combined equity.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  On February 17, 1998, TCI, Liberty Media Group and UVSG announced that UVSG agreed to acquire Liberty Media Group's interest in Superstar/Netlink and Liberty Media Group's interest in Netlink USA ("Netlink") in a tax free stock transaction. In exchange for such assets, UVSG will issue 6.4 million shares of UVSG Series A common stock to Liberty Media Group. In the event such transaction is consummated, TCI's collective interest in UVSG will increase to 77%, 48% of which is attributable to TCI Ventures Group and 29% of which is attributable to Liberty Media Group. No assurance can be given that such transaction will be consummated.

(7)      Dispositions

         On October 17, 1995, IVS Cable Holdings Limited ("IVS"), a consolidated subsidiary of Flextech, completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of (pound)62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Flextech, which, at the time, indirectly owned 91.7% of IVS, received (pound)59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale.

         TCI Ventures Group sold its interest in Acclaim Entertainment, Inc. in February 1998 for cash proceeds of approximately $17 million.

         On February 12, 1998, the TCI Ventures Group sold its (i) 40% interest in NHT Partnership, (ii) 50% interest in Louisville Lightwave and (iii) 79% interest in New Jersey Fiber Technologies, L.P. to Hyperion Telecommunications, Inc. for aggregate cash proceeds of $44.3 million.

         TCI and the other partner of Kansas City Fiber Network, L.P. ("KC Fiber") have signed an agreement to sell the assets of KC Fiber to TCG for cash proceeds of approximately $55 million. The TCI Ventures Group holds a 50% interest in KC Fiber and the remaining 50% is held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. The sale of KC Fiber is subject to certain regulatory and other conditions, and there can be no assurance that it will be consummated. If consummated, TCI Ventures Group's share of such proceeds will be approximately $20 million.

         In December 1997, NDTC entered into a memorandum of understanding (the "GI MOU") with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately 21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a services agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On September 23, 1997, TCI announced that it and ETC entered into a letter of intent with Knowledge Universe, L.L.C. ("Knowledge Universe"). The letter of intent contemplates that TCI, through ETC, will become a partner of Knowledge Universe in a new venture into which Knowledge Universe would make a substantial investment and ETC would contribute a significant portion of its assets. As a result, Knowledge Universe would be the majority owner of the new venture, with ETC retaining a significant minority interest. There can be no assurance that the proposed transaction with Knowledge Universe will ultimately be consummated or that the terms of the proposed transaction will not be substantially modified.

(8)      Sale of Stock by TINTA

         On July 18, 1995, TINTA completed an initial public offering (the "TINTA IPO") in which it sold 20 million shares of TINTA Series A common stock to the public for consideration of $16.00 per share aggregating $320 million, before deducting related expenses (approximately $19 million). The shares sold to the public represented 17% of TINTA's total issued and outstanding common stock. Also in July 1995, TINTA issued 687,500 shares of TINTA Series A common stock as partial consideration for a 35% ownership interest in Torneos Y Competencias S.A. ("Torneos"), an Argentine sports programming company (the "TYC Acquisition"). As a result of the TINTA IPO and the TYC Acquisition, the TCI Ventures Group recognized a gain amounting to $123 million.

(9)      @Home

         In April 1997, @Home issued 240,000 shares of convertible preferred stock resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997 @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for cash proceeds of approximately $100 million. As a result of the @Home IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the TCI Ventures Group's ownership interest of @Home, the TCI Ventures Group recognized a gain of $60 million.

         Effective October 2, 1997, @Home entered into an exclusive distribution agreement with Cablevision Systems Corporation ("CSC") and issued to CSC warrants to purchase 10,946,936 shares of @Home's Series A common stock at an exercise price of $.50 per share. Of these warrants, warrants to purchase 10,231,298 shares were exercisable as of March 4, 1998, subject to the receipt of all necessary governmental consents or approvals and the balance will become exercisable as and to the extent certain Connecticut cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC's parent or their controlled affiliates. During the fourth quarter of 1997, @Home recorded a non-cash, non-recurring charge of $172.6 million to operations based on the fair value of 7,875,784 shares which were underlying the then exercisable warrants. An additional charge to operations of approximately $74 million will be recorded in March 1998 when warrants with respect 2,355,514 shares became exercisable. The 1997 charge is included in "cost of distribution agreement" in the accompanying combined statements of operations. Following the exercise of all of CSC's warrants, TCI Ventures Group's equity interest and voting power in @Home will decrease to approximately 36% and 69%, respectively.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(10)     Investments in the PCS Ventures

         TCI Telephony is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand. The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast, Cox and TCI. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI. TCI Ventures Group has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% partnership interest in PhillieCo.

         From inception through December 1997, the four partners have contributed approximately $4.0 billion to the Sprint PCS Partnerships (of which TCI Telephony contributed an aggregate of approximately $1.3 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the operation of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The TCI Ventures Group expects that the remaining approximately $200 million of such amount (of which TCI Telephony's share is approximately $60 million) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The TCI Ventures Group expects that the Sprint PCS Partnerships will require additional equity thereafter.

         Pursuant to an agreement entered into in connection with certain financings by Sprint Spectrum, under certain circumstances the partners in Sprint Spectrum may be required to make additional contributions to Sprint Spectrum to fund projected cash shortfalls to the extent that the amount of the partners' aggregate contributions to Sprint Spectrum (exclusive of certain amounts, including amounts invested in certain affiliates of Sprint Spectrum), following December 31, 1995 are less than $1.0 billion.

         Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Additionally, the proposed budget for 1998 has not yet been approved by the Sprint PCS partnership board, although the board has authorized management to operate Sprint PCS in accordance with such budget. The Sprint PCS partners may mutually agree to make additional capital contributions. However, the Sprint PCS partners have no such obligation in the absence of an approved budget, and there can be no assurance the Sprint PCS partners will reach such an agreement or approve the 1998 proposed budget. In addition, the failure by the Sprint PCS partners to approve a business plan may impair the ability of Sprint PCS to obtain required financing. Failure to obtain any such additional financing or capital contributions from the Sprint PCS partners could result in the delay or abandonment of Sprint PCS's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

         Furthermore, the fact that the proposed budget for Sprint PCS for fiscal 1998 has not yet been approved by the Sprint PCS partnership board has resulted in the occurrence of a "Deadlock Event" under the Sprint PCS partnership agreement as of January 1, 1998. Under the Sprint PCS partnership agreement, if one of the Sprint PCS partners refers the budget issue to the chief executive officers of the corporate parents of the Sprint PCS partners for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered, which may result in the purchase by one or more of the Sprint PCS partners of the interests of the other Sprint PCS partners, or, in certain circumstances, liquidation of Sprint PCS. Discussions among the Sprint PCS partners about restructuring their interests in Sprint PCS in lieu of triggering such buy/sell procedures are ongoing. However, there is no certainty the discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Sprint PCS.

         Summarized combined financial information for the PCS Ventures, accounted for under the equity method, is as follows:


                                                                        December 31,
                                                                  ---------------------
Combined Financial Position                                        1997           1996
                                                                  ------        -------
                                                                    amounts in thousands

    Cash                                                         $  124,885         71,098
    Investments and related receivables                           2,599,506      2,451,263
    Other assets, net                                             4,386,754      1,921,282
                                                                 ----------     ----------

      Total assets                                               $7,111,145      4,443,643
                                                                 ==========     ==========

    Debt                                                         $3,569,423        686,192
    Other liabilities                                             1,621,407      1,210,924
    Owners' equity                                                1,920,315      2,546,527
                                                                 ----------     ----------
      Total liabilities and equity                               $7,111,145      4,443,643
                                                                 ==========     ==========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




                                                                            Years ended December 31,
                                                                 ---------------------------------------------
Combined Operations                                                 1997             1996             1995
                                                                 -----------      -----------      -----------
                                                                                amounts in thousands
    Revenue                                                      $   258,029            4,175             --
    Operating expenses                                            (1,321,427)        (350,452)         (66,720)
    Depreciation and amortization                                   (316,276)         (11,297)            (211)
                                                                 -----------      -----------      -----------

      Operating loss                                              (1,379,674)        (357,574)         (66,931)

    Other, net                                                      (253,304)         (87,221)         (45,749)
                                                                 -----------      -----------      -----------

      Net loss                                                   $(1,632,978)        (444,795)        (112,680)
                                                                 ===========      ===========      ===========


(11)     Investment in Telewest

         Telewest is a company that is currently operating and constructing cable television and telephony systems in the UK. At December 31, 1997, TINTA indirectly owned through TW Holdings, L.L.C., an entity in which TINTA and certain affiliates of U S WEST, Inc. ( the "U S WEST Affiliates") each hold an indirect 50% ownership interest, 132,638,250 or 26.7% of Telewest's convertible preference shares, 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of Telewest's ordinary shares, and 26.6% of Telewest's aggregate convertible preference and ordinary share capital. The rights and privileges of Telewest's convertible preference shares are similar to those of the Telewest ordinary shares except that the Telewest convertible preference shares may only be voted upon resolutions involving the winding up of Telewest or resolutions involving any modification of the rights or privileges of the Telewest convertible preference shares. In accordance with the requirements of the London Stock Exchange, the Telewest convertible preference shares are convertible into Telewest ordinary shares on a one-for-one basis only to the extent that, following conversion, at least 25% of the Telewest ordinary shares remain publicly held. In connection with the formation of TW Holdings, L.L.C., TINTA and the U S WEST Affiliates entered into certain agreements which contain provisions regarding, among other matters, the voting and disposition of the Telewest ordinary and convertible preference shares, which shares represent the only assets of TW Holdings, L.L.C.


                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On October 3, 1995, the merger of Telewest's predecessor ("Old Telewest") and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest (formerly Telewest plc), acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of TINTA's 37.8% indirect ownership interest in Old Telewest into a 26.8% indirect ownership interest in Telewest. As a result of the SBCC Transaction, and the associated dilution of TINTA's ownership interest in Telewest, the TCI Ventures Group recognized a gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, Telewest received $1.2 billion of net cash proceeds from the issuance of U.S. dollar denominated senior debentures having an aggregate principal amount of $1.8 billion at maturity (the "Telewest Debentures"). As a result of Telewest's issuance of the Telewest Debentures, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the years ended December 31, 1997 and 1996 and 1995, Telewest experienced unrealized foreign currency transaction gains (losses) of $(39.1 million), $1.7 million and $(23.0 million) respectively, with respect to the Telewest Debentures.

         On December 31, 1997, the reported closing price on the London Stock Exchange of the Telewest ordinary shares was (pound)0.70 per share ($1.16 per share).

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the TCI Ventures Group's share of Telewest's operating results from UK pounds to U.S. dollars was
         1.6431 to 1, 1.5718 to 1 and 1.5799 to 1 during the years ended December 31, 1997, 1996 and 1995, respectively. The spot rate used to translate the TCI Ventures Group's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6508 to 1 and 1.7125 to 1 at December 31, 1997 and 1996, respectively.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summarized financial information for Telewest is as follows:


                                                         December 31,
                                                   --------------------------
                                                       1997            1996
                                                   -----------     ----------
                                                     amounts in thousands
Consolidated Financial Position

    Cash and receivables, net                       $  151,812        241,117
    Investments                                        140,243        162,816
    Property and equipment, net                      2,801,658      2,478,030
    Franchise costs and other assets, net              870,701        956,910
                                                    ----------     ----------

         Total assets                               $3,964,414      3,838,873
                                                    ==========     ==========

    Debt                                            $2,255,516      1,505,713
    Other liabilities                                  495,353        499,635
    Shareholders' equity                             1,213,545      1,833,525
                                                    ----------     ----------

         Total liabilities and equity               $3,964,414      3,838,873
                                                    ==========     ==========


                                                                  Years ended December 31,
                                                           ---------------------------------------
                                                             1997            1996           1995
                                                           ---------      ---------      ---------
                                                                        amounts in thousands
Consolidated Operations

    Revenue                                                $ 634,671        455,923        228,744
    Operating, selling, general and administrative
       expenses                                             (553,255)      (454,458)      (264,014)
    Depreciation and amortization                           (334,410)      (245,566)      (107,233)
                                                           ---------      ---------      ---------

         Operating loss                                     (252,994)      (244,101)      (142,503)

    Interest expense                                        (232,710)      (164,757)       (42,101)
    Interest income                                           13,063         26,163         24,718
    Share of losses of affiliates                            (35,650)       (25,076)       (20,186)
    Foreign exchange gain (loss)                             (39,114)         1,670        (23,029)
    Other, net (including realized loss on
       interest rate swap of $13,601 in 1995)                  1,368            242        (14,184)
                                                           ---------      ---------      ---------
         Net loss                                          $(546,037)      (405,859)      (217,285)
                                                           =========      =========      =========

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(12)     Investment in TCG

         TCG, a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, the TCI Ventures Group's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, the TCI Ventures Group recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

         During 1997, TCG issued approximately 6.6 million shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock for such acquisitions was approximately $123 million. In addition, effective November 5, 1997, TCG consummated a public offering of 17.2 million shares of its Class A common stock. Of the 17.2 million shares, 7.3 million shares were offered by TCG and 9.9 million shares were offered by MediaOne of Delaware, Inc. (formerly Continental Cablevision, Inc., "MediaOne"). TCG did not receive any proceeds from the sale of shares by MediaOne, which represented all of MediaOne's interest in TCG. TCG received net proceeds from its sale of shares pursuant to the above offering of $317.6 million (after deducting expenses and fees). As a result of the above transactions, the TCI Ventures Group's ownership interest in TCG decreased from 31% to 28%. In connection with the dilution of the TCI Ventures Group's ownership interest in TCG, the TCI Ventures Group recognized gains aggregating $111.7 million (before deducting deferred income tax expense of approximately $43 million).

         In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T Corporation ("AT&T"). Upon consummation of such merger, TCI would receive in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T common stock, which shares would be attributed to the TCI Ventures Group. The transaction is subject to a number of regulatory and other conditions, accordingly, there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all.

         On December 31, 1997, TCI Ventures Group owned 1,011,528 shares of TCG's Class A common stock and 48,779,000 shares of TCG's Class B common stock. TCG's Class A common stock had a closing price on the Nasdaq financial market of $54.875 per share on December 31, 1997.

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

           Summarized financial information for TCG, accounted for under the equity method, is as follows:


                                                          December 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
                                                       amounts in thousands
Financial Position

    Cash                                            $  173,331        277,540
    Property and equipment, net                      1,493,096      1,067,262
    Other assets, net                                  789,874        705,295
                                                    ----------     ----------
    Total assets                                    $2,456,301      2,050,097
                                                    ==========     ==========

    Debt and capital lease obligations              $1,117,319      1,019,365
    Other liabilities                                  307,366        233,862
    Owners' equity                                   1,031,616        796,870
                                                    ----------     ----------
    Total liabilities and equity                    $2,456,301      2,050,097
                                                    ==========     ==========



                                                   Years ended December 31,
                                         ----------------------------------------
                                            1997           1996           1995
                                         ---------      ---------      ---------
                                                   amounts in thousands
Operations

    Revenue                              $ 494,304        267,669        216,445
    Operating expenses                    (471,417)      (242,615)      (215,861)
    Depreciation and amortization         (155,402)       (78,416)       (61,482)
                                         ---------      ---------      ---------
         Operating loss                   (132,515)       (53,362)       (60,898)

    Interest expense                      (116,172)       (73,633)       (28,953)
    Other, net                              26,020         12,146        (12,819)
                                         ---------      ---------      ---------
         Net loss                        $(222,667)     $(114,849)      (102,670)
                                         =========      =========      =========


(13)     Investments in Other Affiliates

         The TCI Ventures Group's affiliates other than the PCS Ventures, Cablevision, Telewest and Teleport (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in the U.S. and in various foreign countries.

         The TCI Ventures Group and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At December 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $26 million.

         Certain of the Other Affiliates are general partnerships and any subsidiary of the TCI Ventures Group that is a general partner in a general partnership is, as such, liable, as a matter of partnership law for all debts (other than non-recourse debts) of that partnership to the extent liabilities of that partnership were to exceed its assets.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Agreements governing the TCI Ventures Group's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the TCI Ventures Group could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the TCI Ventures Group and/or other subsidiaries of TCI have guaranteed the performance of the TCI Ventures Group's subsidiary that directly holds the related investment.

         The following table reflects the TCI Ventures Group's carrying value (including receivables) of the Other Affiliates:


                                                                  December 31,
                                                           ----------------------
                                                              1997         1996
                                                           ---------     --------
                                                            amounts in thousands

Flextech (a)                                                $261,453         --

Liberty/TINTA LLC ("Liberty/TINTA")(b)                       127,574       63,227

MultiThematiques S.A. ("MultiThematiques")
    (c)                                                       68,335       84,007
Jupiter Telecommunications
    Co., Ltd. ("Jupiter") (d)                                 49,197       47,251

United International Investments (e)                          26,966       25,598

Bresnan International Partners
    (Poland), L.P. ("BIP Poland")(f)                          26,110       27,951
Bresnan International Partners (Chile), L.P.
    ("BIP Chile")(g)                                          22,863       34,408

Jupiter Programming Co., Ltd. ("JPC") (h)                     15,582        2,830
Flextech Affiliates (i)                                         --        129,563
Other                                                         33,838       59,764
                                                            --------     --------
                                                            $631,918      474,599
                                                            ========     ========

         (a)      Flextech

                  TINTA owned, at December 31, 1997, 57,889,033 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Flextech is engaged in the distribution and production of programming for multi-channel video distribution systems in the UK and other parts of Europe.

                  On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription") in exchange for (pound)48.4 million ($77.2 million using the applicable exchange rate) in cash and convertible redeemable preferred shares of Thomson Directories Limited, respectively. The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions."

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  In connection with the Flextech Transactions, the TCI Ventures Group recorded a $50.9 million increase to combined equity and a $93.2 million increase to minority interests in equity of subsidiaries. No gain was recognized due primarily to the existence of certain contingent obligations of TINTA to purchase Flextech Non-Preference Shares and/or Flextech Ordinary Shares of TINTA from subsidiaries of U S WEST and Hallmark.

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

                  In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and TINTA through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at (pound)7.20 ($11.89) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

                  Flextech's outstanding Flextech Non-Preference Shares had been issued in connection with previous acquisition transactions by Flextech due to TINTA's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares was eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares were converted into Flextech Ordinary Shares.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($16.5 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (pound)22 million ($36.3 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($145.3 million) and subject to certain restrictions, a standby credit facility of (pound)30 million ($49.5 million).

                  If BBC Worldwide requires TINTA to perform Flextech's funding obligations pursuant to the Standby Commitment, then TINTA will acquire Flextech's entire equity interest in the Principal Joint Venture for (pound)1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of TINTA. Flextech will pay commitment and standby fees to TINTA for its undertaking under the Standby Commitment. If Flextech repays to TINTA all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after TINTA first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for (pound)1.00. TINTA may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

                  So long as TINTA is contingently obligated under the Standby Commitment, it has been agreed that (i) Flextech will not sell any of its direct or indirect interests in the Principal Joint Venture, (ii) Flextech will not conduct its business in such a way as is likely to cause it to be in material breach of any material contracts or to have insufficient working capital to meet its funding obligation to the Principal Joint Venture, and (iii) Flextech will use its available resources to subscribe for any outstanding loan stock of the Principal Joint Venture, if and to the extent required by TINTA at any time after December 31, 2011.

                  As a result of the issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of UKLL and UKGL which Flextech did not already own, and the associated dilution of TINTA's ownership interest in Flextech, TINTA recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to stockholders' equity and a $53.1 million increase to its deferred income tax liability. No gain was recognized in the statement of operations due primarily to TINTA's contingent obligations under the Standby Commitment.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  On July 7, 1997, TINTA purchased from certain officers of Flextech 748,435 Flextech Ordinary Shares for a per share price of (pound)6.225 ($10.29 at the applicable exchange rate). In addition, on September 29, 1997, TINTA purchased 800,000 Flextech Ordinary Shares for a per share price of (pound)6.05 ($9.76 at the applicable exchange rate). As a result of such purchases, TINTA's ownership interest in the issued and outstanding share capital of Flextech increased from 35.9% to 36.8%.

                  The $20.3 million excess of TINTA's aggregate historical cost basis in Flextech over TINTA's proportionate share of Flextech's net assets is being amortized over an estimated useful life of 20 years.

                  Based upon the (pound)5.27 ($8.70) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by TINTA had an aggregate market value of (pound)305 million ($503 million) at December 31, 1997.

         (b)      Liberty/TINTA LLC

                  Effective April 29, 1996, TINTA, the Liberty Media Group and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership, ("Fox Sports International"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in Fox Sports International with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and the Liberty Media Group. TINTA contributed to Liberty/TINTA its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty Media Group contributed to Liberty/TINTA its interests in Latin American and Australian Sports programming services and its rights under various television sports programming agreements. Liberty/TINTA contributed the non-cash assets contributed to it by TINTA and the Liberty Media Group to Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in Fox Sports International. TINTA's share of losses of Torneos prior to its contribution to Liberty/TINTA have been included with Liberty/TINTA in the table below. The formation of Liberty/TINTA was recorded at carryover basis and no gain was recognized. During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. In addition, as of December 31, 1997, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million and purchased a 5% interest in Torneos for $12 million. It is anticipated that Liberty Media Group's portion of such cash contributions to Torneos will be repaid to TINTA in cash or other economic consideration to be determined at some future date.



                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  The $43.1 million excess of the TCI Ventures Group's aggregate historical cost basis in Liberty/TINTA over the TCI Ventures Group's 50% proportionate share of Liberty/TINTA's net assets is being amortized over an estimated useful life of 20 years.

                  (c)      MultiThematiques

                  On December 13, 1995, TINTA invested in MultiThematiques, a European programming company that is one-third-owned by each of TINTA and two French media companies, CANAL + S.A. ("Canal +") and Havas Images ("Havas") (formerly Generale d'Images S.A.). On December 13, 1995, (i) TINTA contributed to MultiThematiques FF123.1 million ($24.7 million at the applicable exchange rate), (ii) Canal + and Havas contributed to MultiThematiques a combined 70% interest in Planete (a French documentary channel), a combined 85% interest in Canal Jimmy (a lifestyle and entertainment channel) and a combined 60% interest in each of two movie services, Cine Cinema and Cine Cinefil, and (iii) Canal + contributed to MultiThematiques a 50% ownership interest in Cine Classics, a start-up classic movie service. In addition, TINTA contributed FF105.0 million ($20.4 million at the applicable exchange rate), FF100.0 million ($19.5 million at the applicable exchange rate) and FF164.0 million ($30.3 million at the applicable exchange rate) on December 13, 1996, February 13, 1997 and December 13, 1997, respectively, to MultiThematiques.

                  TINTA's obligation to make the above-described additional FF
                  369.1 million in contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value (using a discount rate of 10%) of such contributions was reflected as a liability (the "MultiThematiques Obligation") in the accompanying combined balance sheet at December 31, 1996. During the years ended December 31, 1997 and 1996 and from December 13, 1995 through December 31, 1995, TINTA experienced foreign currency transaction gains (losses) of $991,000, $3.3 million and $(968,000), respectively, with respect to the MultiThematiques Obligation. The $58.6 million excess of TINTA's investment in MultiThematiques over TINTA's proportionate share of MultiThematiques' net assets is being amortized over an estimated useful life of twenty years. The majority of such excess was created in connection with the recognition of the MultiThematiques Obligation.

                  TINTA, Canal + and Havas have each agreed not to dispose of any shares in MultiThematiques prior to November 21, 1999. Thereafter, each shareholder may sell all (but not less than all) of its shares to a third party subject to a pro rata right of first refusal by the non-selling shareholders. In the event that any two shareholders propose to sell their shares of MultiThematiques or jointly receive an offer to purchase such shares, the other shareholder has the right to participate in such sale by selling its shares to the prospective buyer on the same terms.


                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (d)      Jupiter

                  On January 18, 1995, TINTA and Sumitomo Corporation ("Sumitomo"), a company incorporated in Japan, formed Jupiter for the purpose of owning and operating cable television and telephony businesses in Japan and other parts of Asia. TINTA and Sumitomo own 40% and 60%, respectively of Jupiter. The functional currency of Jupiter is the Japanese yen. Through December 31, 1997, TINTA had made aggregate contributions to Jupiter of (Y) 11.1 billion ($101.2 million at the applicable exchange rates).

                  The TCI Ventures Group estimates that Jupiter will require additional funding for the acquisition of additional franchises and the development of its network, which additional funding may be significant. The TCI Ventures Group anticipates that the additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and to the extent available on acceptable terms, debt financing by Jupiter.

         (e)      UII

                  UII is a general partnership that was formed by TCI and United and Philips Communications B.V. ("UPC") to acquire TCI's interest in Tevel Israel International Communications Ltd. ("Tevel"), an Israeli multi-channel television company, and UPC's interests in Melita Cable TV Limited ("Melita"), a cable television system operator in the republic of Malta. In addition, UII has an ownership interest in Princes Holding Limited ("PHL") a multi-channel television concern in Ireland. The functional currency of Melita, Tevel and PHL are the applicable local currencies in Malta (lira), Israel (shekel) and Ireland (punt), respectively.

                  At December 31, 1997, UII owned approximately 50.0%, 46.6% and 45.0% of Melita, Tevel and PHL, respectively. Through UII, TINTA owned 50.0%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests.

                  The $13.1 million excess of TINTA's aggregate historical cost basis in UII over TINTA's proportionate share of UII's net assets is being amortized over an estimated useful life of 20 years.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (f)      BIP Poland

                  As of December 31, 1997, TINTA has general and limited partnership interests in BIP Poland of 0.5% and 43.45%, respectively. Prior to December 31, 1996, TINTA had general and limited partnership interests in BIP Poland of 0.5% and 79.5%, respectively. BCI Poland, Inc. ("BCI Poland"), an entity in which the TCI Ventures Group has no ownership interest, has a 20% general partnership interest in BIP Poland. BCI Poland is the managing general partner of BIP Poland. Due to the veto powers of BCI Poland, the TCI Ventures Group accounts for its interest in BIP Poland using the equity method of accounting. Through its acquired operating subsidiaries and affiliates, BIP Poland is engaged in the cable business in Poland. The functional currency of BIP Poland is the U.S. dollar.

                  TINTA loaned funds to BIP Poland pursuant to a 12% subordinated credit note (the "Poland Subordinated Credit Note") due on December 31, 2004. On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of the Poland Subordinated Credit Note ($23.8 million) to equity and made an additional equity contribution of $10 million and (ii) BCI Poland contributed $18.5 million to BIP Poland, thereby reducing TINTA's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31, 1997, TINTA's Unreturned Capital in BIP Poland was $34.8 million.

         (g)      BIP Chile

                  TINTA owns general and limited partnership interests in BIP Chile of 0.5% and 79.5%, respectively. BCI Chile, Inc. ("BCI Chile"), an entity in which the TCI Ventures Group has no ownership interest, owns a 20% general partnership interest in BIP Chile. BCI Chile is the managing partner of BIP Chile. BIP Chile has an indirect 50% ownership interest in Cordillera Comunicaciones Limitada ("Cordillera"). Due to the veto powers of BCI Chile, the TCI Ventures Group accounts for its investment in BIP Chile using the equity method of accounting. The functional currency of BIP Chile is the U.S. dollar, while the functional currency of Cordillera is the Chilean peso.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                  On February 7, 1996, Cordillera and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable customers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in 1996 and $13 million was received in
                  1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement, as described below.

                  TINTA has loaned funds to BIP Chile pursuant to a 12% subordinated credit note (the "Chile Subordinated Credit Note") due December 31, 2004. The outstanding principal pursuant to the Chile Subordinated Credit Note of $60.8 million and $61.8 million was included in TINTA's investment in BIP Chile at December 31, 1997 and 1996, respectively.

                  As there is no obligation on the part of BCI Chile to proportionately fund losses in excess of its investment, the TCI Ventures Group recognizes 100% of BIP Chile's net losses to the extent that such losses are in excess of BCI Chile's investment in BIP Chile. Interest income on the Chile Subordinated Credit Note is eliminated against the corresponding interest expense that is included in the TCI Ventures Group's share of BIP Chile's net losses.

         (h)      JPC

                  In February 1996, TINTA and Sumitomo formed a joint venture to create Japan's first multi-channel programming company. The new company, JPC, is owned equally (50/50) by TINTA and Sumitomo. As of December 31, 1997, TINTA has made contributions to JPC of (Y)3.9 billion ($33.3 million using the applicable exchange rate). Additionally, during 1996, TINTA and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. TINTA made an equalizing payment in the amount of (Y)444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

         (i)      Flextech Affiliates

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

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Other

         In February 1997, TSX Corporation ("TSX"), an equity affiliate of the TCI Ventures Group, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with this transaction, the TCI Ventures Group recognized a $28.9 million gain (before deducting deferred income tax expense of approximately $12 million) representing the difference between the fair value of the Antec shares received and the carrying value of its investment in TSX at the date of the transaction. As a result of this transaction, the TCI Ventures Group holds an approximate 16% ownership interest in Antec. The TCI Ventures Group accounts for its investment in Antec using the cost method.

         On September 26, 1997, TINTA sold its indirect 13% interest in Sky Network Television New Zealand, Ltd. ("Sky") for cash proceeds of $53.0 million. TINTA owned its interest in Sky through a 25.5% ownership interest in HKP Partners of New Zealand. TINTA's basis in its interest in Sky prior to the sale had been taken to a negative $5.4 million and, as a result, TINTA recognized a gain of $58.4 million on such sale.

         On December 31, 1997, TINTA surrendered all of its shares of Asia Business News (Singapore) PTE Ltd. ("ABN") in exchange for a $25 million unsecured note receivable from ABN (the "ABN Note"). The ABN
         Note is due on December 31, 2012. Interest accrues on the ABN Note beginning December 31, 1999 at the rate of 7% per annum. Due to uncertainty regarding collection of the ABN Note, TINTA recorded the ABN Note at an amount equal to its investment in ABN as of the date of conversion. No gain was recognized on the above transaction.

         The following table reflects the TCI Ventures Group's share of losses of the Other Affiliates:


                                           Years ended December 31,
                                  ---------------------------------------
                                     1997           1996           1995
                                  ---------      ---------      ---------
                                            amounts in thousands
Jupiter                           $ (23,371)       (14,415)        (7,137)
JPC                                 (17,995)        (5,759)          --
Liberty/TINTA                       (16,153)       (14,895)          (950)
Flextech                            (15,678)          --             --
MultiThematiques                    (12,383)        (3,176)          (282)
ABN                                 (12,314)        (9,427)        (7,054)
BIP Chile                            (4,087)        (5,395)        (5,939)
BIP Poland                           (3,383)        (4,185)        (1,270)
Flextech Affiliates                    --           (2,726)       (13,510)
Other                                (5,462)       (14,963)       (24,809)
                                  ---------      ---------      ---------

                                  $(110,826)       (74,941)       (60,951)
                                  =========      =========      =========

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summarized combined financial information of the Other Affiliates by geographic region for the periods in which the TCI Ventures Group used the equity method to account for its investments in the Other Affiliates are as follows:


                                                               December 31, 1997
                                      ---------------------------------------------------------------------
                                                                     Latin
                                                                    America
                                                     Asia and       and The         United
                                      Europe (a)     Australia     Caribbean (b)  States (c)          Total
                                      ----------     ---------     -------------  ----------     ----------
                                                                 amounts in thousands
Combined Financial Position

   Property and equipment,
      net                            $   55,580        193,880           --           49,035        298,495
   Intangible assets, net               248,722         29,340            670           --          278,732
   Other assets                         750,874        159,461         92,433         10,541      1,013,309
                                     ----------     ----------     ----------     ----------     ----------

         Total assets                $1,055,176        382,681         93,103         59,576      1,590,536
                                     ==========     ==========     ==========     ==========     ==========

   Debt                              $  183,530        173,285         60,746         20,926        438,487
   Other liabilities                    157,506         75,685          3,833         26,559        263,583
   Owners' equity (deficit)             714,140        133,711         28,524         12,091        888,466
                                     ----------     ----------     ----------     ----------     ----------
         Total liabilities and
             equity                  $1,055,176        382,681         93,103         59,576      1,590,536
                                     ==========     ==========     ==========     ==========     ==========


                                                               December 31, 1996
                                      ---------------------------------------------------------------------
                                                                     Latin
                                                                    America
                                                     Asia and       and The         United
                                      Europe (a)     Australia     Caribbean (b)  States (c)          Total
                                      ----------     ---------     -------------  ----------     ----------
                                                                 amounts in thousands
Combined Financial Position

   Property and equipment, net       $  101,612        158,924         13,019         23,317        296,872
   Intangible assets, net               293,061        118,083          6,413           --          417,557
   Other assets                         336,102        132,997        103,498         96,338        668,935
                                     ----------     ----------     ----------     ----------     ----------

         Total assets                $  730,775        410,004        122,930        119,655      1,383,364
                                     ==========     ==========     ==========     ==========     ==========

   Debt                              $  162,814        171,248         99,496         35,858        469,416
   Other liabilities                    200,069        107,653          7,807         43,435        358,964
   Owners' equity                       367,892        131,103         15,627         40,362        554,984
                                     ----------     ----------     ----------     ----------     ----------

         Total liabilities and
          equity                     $  730,775        410,004        122,930        119,655      1,383,364
                                     ==========     ==========     ==========     ==========     ==========




                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                                                          Year ended December 31, 1997
                                        -------------------------------------------------------------------
                                                                        Latin
                                                                       America
                                                       Asia and        and The         United
                                        Europe (a)     Australia      Caribbean        States (b)     Total
                                        ----------     ---------      ---------        ----------   ---------
                                                                 amounts in thousands
Combined Operations

Revenue                                 $ 279,755        269,349          4,660         12,742        566,506
Operating expenses                       (329,295)      (308,507)        (3,091)       (14,811)      (655,704)
Depreciation and amortization             (21,153)       (18,335)        (1,361)        (5,529)       (46,378)
                                        ---------      ---------      ---------      ---------      ---------

        Operating income (loss)           (70,693)       (57,493)           208         (7,598)      (135,576)

Interest income (expense), net              5,326        (13,700)        (6,481)        (2,332)       (17,187)
Other, net                                 (3,650)       (26,171)       (33,122)        (5,342)       (68,285)
                                        ---------      ---------      ---------      ---------      ---------

        Net income (loss)               $ (69,017)       (97,364)       (39,395)       (15,272)      (221,048)
                                        =========      =========      =========      =========      =========



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



                                                         Year ended December 31, 1996
                                    ---------------------------------------------------------------------
                                                                    Latin
                                                                   America
                                                    Asia and       and The       United
                                    Europe (a)      Australia     Caribbean (c)  States (b)         Total
                                    ----------      ---------     -------------  ----------     ---------
                                                               amounts in thousands
Combined Operations

Revenue                             $ 418,874        165,925         24,262         88,362        697,423
Operating expenses                   (437,048)      (190,836)       (16,882)       (86,933)      (731,699)
Depreciation and amortization         (18,330)       (32,365)        (3,411)        (6,168)       (60,274)
                                    ---------      ---------      ---------      ---------      ---------

        Operating income (loss)       (36,504)       (57,276)         3,969         (4,739)       (94,550)

Interest expense, net                  (7,623)       (11,885)       (11,199)        (2,328)       (33,035)
Other, net                             25,706            (86)       (31,866)          (504)        (6,750)
                                    ---------      ---------      ---------      ---------      ---------

        Net loss                    $ (18,421)       (69,247)       (39,096)        (7,571)      (134,335)
                                    =========      =========      =========      =========      =========


                                                         Year ended December 31, 1995
                                    ---------------------------------------------------------------------
                                                                    Latin
                                                                   America
                                                    Asia and       and The       United
                                    Europe (a)      Australia     Caribbean (c)  States (b)         Total
                                    ----------      ---------     -------------  ----------     ---------
                                                               amounts in thousands
Combined Operations

Revenue                             $ 333,487         84,445         28,911         90,117        536,960
Operating expenses                   (347,204)       (90,817)       (22,369)       (88,927)      (549,317)
Depreciation and amortization         (19,851)       (26,861)        (3,617)        (2,172)       (52,501)
                                    ---------      ---------      ---------      ---------      ---------

        Operating income (loss)       (33,568)       (33,233)         2,925           (982)       (64,858)

Interest expense, net                 (20,966)        (9,065)       (11,148)          (342)       (41,521)
Other, net                                995         (1,672)        (4,426)        (6,813)       (11,916)
                                    ---------      ---------      ---------      ---------      ---------

        Net loss                    $ (53,539)       (43,970)       (12,649)        (8,137)      (118,295)
                                    =========      =========      =========      =========      =========

      ------------------
         (a) The summarized combined financial position at December 31, 1997 includes the financial position of Flextech. The summarized combined operations for the year ended December 31, 1997 includes the results of operations of Flextech but excludes the results of operations of the Flextech Affiliates. The summarized combined financial position at December 31, 1996 includes the financial position of the Flextech Affiliates. The summarized combined operations for the years ended December 31, 1996 and 1995 include the results of the Flextech Affiliates. See related discussion above.

         (b) The summarized combined financial position at December 31, 1996 includes the financial position of TSX. The summarized operating results of TSX are included in the combined operations through its February 1997 combination with Antec. See related discussion above.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(14)     Debt

         The components of debt are as follows:


                                                             December 31,
                                                       ---------------------
                                                          1997         1996
                                                       --------     --------
                                                        amounts in thousands
Debentures (a)                                         $345,000      345,000
Puerto Rico Subsidiary debt (b)                          45,042         --
Cablevision debt (c)                                       --        152,115
Other                                                    18,532       29,139
                                                       --------     --------
                                                       $408,574      526,254
                                                       ========     ========

         (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of TINTA Series A common stock at a price of $27.30 per share of TINTA Series A common stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures may be redeemed by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note. See note 15.

         (b) TINTA's Puerto Rico subsidiary (the "Puerto Rico Subsidiary") entered into a reducing revolving bank facility which is unsecured and provides for maximum borrowing commitments of $100 million (the "Puerto Rico Bank Facility"). The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. At December 31, 1997 borrowings under the Puerto Rico Bank Facility totaled $45.0 million. Borrowings under the Puerto Rico Bank
                  Facility bear interest at variable rates (6.5% at December 31, 1997). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (c) Effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Accordingly, Cablevision's debt is no longer included in the combined financial position of the TCI Ventures Group. See note 5.

         The U.S. dollar equivalent of the annual maturities of the TCI Ventures Group's debt for each of the next five years are as follows (amounts in thousands):

                   1998                                    $ 18,542
                   1999                                           8
                   2000                                           8
                   2001                                           8
                   2002                                           8

         With the exception of the Debentures, which had a fair value of $295 million at December 31, 1997, the TCI Ventures Group believes that the fair value and the carrying value of the TCI Ventures Group's debt were approximately equal at December 31, 1997.

(15)     Combined Equity

         General

         Holders of TCI Ventures Group Series A Stock each have one vote per share and the holders of TCI Ventures Group Series B Stock each have ten votes per share. Each share of TCI Ventures Group Series B Stock is convertible, at the option of the holder, into one share of TCI Ventures Group Series A Stock.

         The rights of holders of the TCI Ventures Group Stock upon liquidation of TCI will be based upon the ratio of the aggregate market capitalization, as defined, of the TCI Ventures Group Stock to the aggregate market capitalization, as defined, of the TCI Group Stock, the TCI Ventures Group Stock and the Liberty Group Stock.

         At December 31, 1997, 36,237,000 shares of TCI Ventures Group Series A Stock were reserved for issuance upon exchange of certain outstanding convertible notes issued by a subsidiary of TCI and upon exercise of certain stock options.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On June 16, 1997, TCI exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares in an account at the Investment Bankers. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI pursuant to any quarterly settlement with the Investment Bankers. Due to TCI's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock during the last half of 1997 such that the Option Shares were comprised of 16,402,082 shares of TCI Group Series A Stock and 23,407,118 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Series A Stock at December 31, 1997. At December 31, 1997, the market value of the Option Shares exceeded the Investment Bankers' cost by $325 million. In connection with the Exchange and Sale, Dr. Malone agreed to forgo the exercise of certain options rights, and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, TCI announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares (as adjusted for the Ventures Stock Dividend) of TCI Ventures Group Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI, entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Office, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones grant to TCI the right to acquire the Malones' high-voting shares, currently consisting of an aggregate of approximately 60 million shares (as adjusted for stock dividends) of Series B Stock (the "High-Voting Shares"), upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares (as adjusted for stock dividends). The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and
         (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") will be allocated to each of the Groups based upon the number of shares of each Group (before giving effect to the 1998 Liberty Stock Dividend and the Ventures Group Stock Dividend) that are subject to the Malone Call Agreement and the Magness Call Agreement. TCI Venture's share of the Call Payments will be $76 million.

         During the fourth quarter of 1997, TCI entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of December 31, 1997, the Equity Swap Facility has acquired 345,000 shares of TCI Group Series A Stock and 380,000 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $3 million less than the fair value of such Equity Swap Shares at December 31, 1997.

         Transactions with Related Parties

         The components of due to (from) related parties are as follows:

                                December 31,     December 31,
                              --------------     ------------
                                   1997               1996
                                ---------          ---------
                                    amounts in thousands
TCI Note Receivable (a)         $ (88,707)         (176,501)
Intercompany account (b)          110,212              --
                                ---------         ---------
                                $  21,505          (176,501)
                                =========         =========


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         --------------------

         (a) Amounts outstanding under the TCI Note Receivable between the TCI Ventures Group and TCI bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.7% at December 31, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and the TCI Ventures Group. During the years ended December 31, 1997 and 1996, interest income related to the TCI Note Receivable aggregated $5.8 million and $14.0 million, respectively.

         (b) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. In connection with the Exchange Offers, the September 10, 1997 balance of the intercompany account between the TCI Group and the TCI Ventures Group was reclassified to "Combined Equity."

         The TCI Ventures Group is expected to require additional advances from the TCI Group for some period of time. To satisfy this need, the TCI Group has provided a revolving loan facility (the "Revolving Credit Facility") to the TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Revolving Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. Such credit facility fees aggregated $600,000 during the year ended December 31, 1997. The maximum amount of borrowings permitted under the Revolving Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the TCI Ventures Exchange is less than $300 million. No borrowings were outstanding pursuant to the Revolving Credit Facility at December 31, 1997. In March 1998, TCI Ventures Group, LLC entered into a bank credit facility with a term of one year which provides for aggregate borrowings of up to $400 million.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a 15 million pound ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the years ended December 31, 1997 and 1996, (i) the U.S. dollar equivalent of interest expense with respect to the TVG LLC Promissory Note was $1 million and less than $1 million, respectively and (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $3 million and $1 million, respectively.

         Certain TCI corporate general and administrative costs are charged to TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs TCI Ventures Group would incur for comparable services on a stand alone basis. During the years ended December 31, 1997, 1996 and 1995, TCI Ventures Group was allocated $10,265,000, $7,918,000 and $4,120,000, respectively, in corporate general and administrative costs by the TCI Group.

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Certain of the companies with domestic operations that are attributed to the TCI Ventures Group provide services to companies attributed to one or more of the other Groups, and certain of the companies attributed to the other Groups provide services and the use of facilities to companies attributed to the TCI Ventures Group. For example, @Home has entered into arrangements for the distribution of its @Home service with TCI Group and other stockholders that are MSO's. The TCI Group has agreements with UVSG for, among other things, the carriage of UVSG's Prevue Networks and superstation programming on certain of the cable systems attributed to the TCI Group, and UVSG purchases programming from companies attributed to the Liberty Media Group.

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

         During each of the years ended December 31, 1997 and 1996, programming revenue earned by UVSG from TCI Group was $8.1 million. Additionally, TCI Group purchased system integration services from UVSG totaling $1.2 million and $3.1 million during 1997 and 1996, respectively. UVSG purchases programming from Liberty Media Group and certain affiliates. These purchases totaled $36.8 million and $34.1 million for the years ended December 31, 1997 and 1996, respectively, and are included in operating costs.

         Amounts included in revenue for services provided to the other Groups by WTCI and NDTC are $38.6 million, $27.1 million and $20.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         DigiVentures, LLC ("DigiVentures"), a member of the TCI Ventures Group, leases certain digital boxes under a capital lease. During 1997, such digital boxes were subleased to TCI Group under an operating lease. TCI Ventures Group recognized revenue of $15.4 million from TCI Group during the year ending December 31, 1997 in connection with such lease. In January 1998, the TCI Ventures Group's interest in DigiVentures was transfered to TCI Group. In connection therewith, TCI Group assumed DigiVentures' capital lease obligations totaling $176 million and paid $7 million in cash to the TCI Ventures Group. Such transfer will be accounted for at historical cost due to the related party nature of the transaction.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The Puerto Rico Subsidiary purchases programming services from the TCI Group. The charges, which approximate the TCI Group's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $6.0 million, $4.3 million and $3.4 million during the years ended December 31, 1997, 1996 and 1995, respectively. Through December 31, 1995, the Puerto Rico Subsidiary also had management arrangements with certain subsidiaries of the TCI Group whereby such subsidiaries' management provided administrative services. As compensation for these services, the Puerto Rico Subsidiary paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $680,000 during the year ended December 31, 1995. The above-described programming and management fee charges are included in operating costs in the accompanying combined statements of operations.

         During the third quarter of 1997, TCI Ventures Group sold certain assets (the "SUMMITrak Assets") to CSG Systems, Inc. ("CSG") for cash consideration of $106 million, plus five-year warrants to purchase up to 1.5 million shares of CSG common stock at $24 per share (the "CSG Warrants") and $12 million in cash, once certain numbers of TCI affiliated customers are being processed on a CSG billing system. Under certain circumstances, TCI may also be eligible to receive certain other contingent royalties. In connection with the sale of the SUMMITrak Assets, TCI Group committed to purchase billing services from CSG through 2012. In light of such commitment, TCI Ventures Group has reflected the $47 million excess (before deducting deferred income taxes of $17 million) of the cash received over the book value of the SUMMITrak Assets as an increase to "Combined Equity." TCI Group, in turn, recorded an offsetting decrease to "Combined Equity" and a $47 million deferred gain to be amortized over the expected 15-year life of the CSG billing services commitment.

         During the fourth quarter of 1997, the TCI Ventures Group's remaining assets in TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C. were transfered to the TCI Group in exchange for a $19 million reduction of the intercompany amount owed by TCI Ventures Group to TCI Group. Such transfer was accounted for at historical cost due to the related party nature of the transaction.

         Certain subsidiaries of the TCI Group have provided guarantees and other credit enhancements on the TCI Ventures Group's behalf. In this respect, the TCI Ventures Group has entered into an indemnification agreement with the TCI Group whereby the TCI Ventures Group will indemnify the TCI Group for any loss, claim or liability that the TCI Group may incur by reason of certain guarantees and credit enhancements made by the TCI Group on the TCI Ventures Group's behalf.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(16)     Income Taxes

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

         A tax sharing agreement (the "Old Tax Sharing Agreement") among the TCI, the TCI Ventures Group and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, the TCI Ventures Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to the TCI Ventures Group to the extent that the income tax attributes generated by the TCI Ventures Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and the TCI Ventures Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from any alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Effective October 1, 1997, (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and the TCI Ventures Group. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the unutilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

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


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In connection with the creation of the TCI Ventures Group, it was determined that the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in the TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the Exchange Offers) will be reflected as an adjustment of TCI Ventures Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising the TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 will be credited or debited to an intercompany account between the TCI Group and the TCI Ventures Group in accordance with the Old Tax Sharing Agreement. The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between the TCI Ventures Group and TINTA covering periods subsequent to September 30, 1997 is currently being negotiated. The terms of such arrangement are not expected to be significantly different than the terms contained in the New Tax Sharing Agreement.

         Income tax benefit (expense) attributable to the TCI Ventures Group's pre-tax earnings (loss) for the years ended December 31, 1997, 1996 and 1995 consists of:


                                            Current        Deferred        Total
                                            -------        --------        -----
                                                  amounts in thousands
December 31, 1997:
  Intergroup tax allocation               $ 159,066           --          159,066
  Federal                                      --           84,862         84,862
  State and local                            (2,065)       (13,637)       (15,702)
  Foreign                                    (9,924)         4,382         (5,542)
                                          ---------      ---------      ---------
                                          $ 147,077         75,607        222,684
                                          =========      =========      =========
December 31, 1996:
  Intergroup tax allocation               $  52,660           --           52,660
  Federal                                      --           76,120         76,120
  State and local                            (1,721)         3,464          1,743
  Foreign                                   (12,237)        (7,941)       (20,178)
                                          ---------      ---------      ---------
                                          $  38,702         71,643        110,345
                                          =========      =========      =========
December 31, 1995:
  Intergroup tax allocation               $  55,941           --           55,941
  Federal                                      --          (27,689)       (27,689)
  State and local                              --           (2,715)        (2,715)
  Foreign                                    (9,081)       (14,659)       (23,740)
                                          ---------      ---------      ---------
                                          $  46,860        (45,063)         1,797
                                          =========      =========      =========



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Income tax benefit (expense) attributable to the TCI Ventures Group's pre-tax earnings (loss) differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:


                                                            Years ended December 31,
                                                       ---------------------------------------
                                                          1997           1996           1995
                                                       ---------      ---------      ---------
                                                                amounts in thousands
Computed "expected" tax benefit
   (expense)                                           $ 288,118        129,069        (20,385)
Effect of foreign tax rate differential on
   earnings of foreign subsidiary                            772          1,051          4,516
Minority interest in earnings
   of attributed subsidiaries                             39,695          4,657         (8,130)
Increase in valuation allowance                          (85,820)       (23,552)        (7,935)
Adjustment to deferred tax assets and
   liabilities for enacted change in foreign
   income tax rate                                          --             (952)          --
Amortization not deductible for tax
   purposes                                               (7,835)        (6,232)        (5,150)
Gain of sale of subsidiary stock                          21,000           --           42,931
Effect of deconsolidations on deferred tax
   expenses                                              (11,549)          --             --
State taxes, net of federal tax effect                   (10,206)         1,116         (1,743)
Other, net                                               (11,491)         5,188         (2,307)
                                                       ---------      ---------      ---------
                                                       $ 222,684        110,345          1,797
                                                       =========      =========      =========

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


                                                                               December 31,
                                                                        ------------------------
                                                                           1997           1996
                                                                        ---------      ---------
                                                                          amounts in thousands
Deferred tax assets:
  Net operating loss carryforwards                                      $ 173,826         98,633
  Cost of distribution agreement                                           70,200           --
  Less-valuation allowance                                               (100,931)       (62,288)
  Investments in affiliates, due principally
      to losses of affiliates recognized for
      financial statement purposes in excess of
      losses recognized for tax purposes                                     --           35,556
  Future deductible amount attributable to
      accrued stock appreciation rights and
      deferred compensation                                                29,770          1,622
  Future deductible amounts, principally
      due to accruals not currently deductible                             12,499         14,110
  Other                                                                      --             --
                                                                        ---------      ---------

                  Net deferred tax assets                                 185,364         87,633
                                                                        ---------      ---------

Deferred tax liabilities:
  Property and equipment, principally
      due to differences in depreciation                                  (16,621)       (91,626)
  Franchise costs, not deductible for income tax
      purposes                                                             (6,285)      (188,635)
  Foreign currency translation adjustments
      included in equity but not recognized for
      income tax purposes                                                  (3,036)       (13,328)
  Unrecognized gain on sale of assets                                        --          (14,128)
  Investments in affiliates, due principally to
      losses of affiliates recognized for tax in
      excess of losses recognized for financial
      statement purposes                                                  (70,440)          --
  Other                                                                    (3,245)          (222)
                                                                        ---------      ---------

            Total gross deferred tax liabilities                          (99,627)      (307,939)
                                                                        ---------      ---------

                  Net deferred tax asset (liability)                    $  85,737       (220,306)
                                                                        =========      =========

         The valuation allowance relates principally to deferred tax assets arising from @Home for the cost of a distribution agreement and net operating loss carryforwards. Management considers it more likely than not that TCI Ventures Group will realize the full amount of its other net deferred tax assets as a result of certain investments having an estimated fair value in excess of their related tax basis and the availability of potential tax planning strategies that management considers both prudent and feasible.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         At December 31, 1997, the TCI Ventures Group had federal net operating loss carryforwards for income tax purposes aggregating approximately $504 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004.

         In addition, the TCI Ventures Group has net operating loss carryforwards of approximately $13 million available in the Puerto Rico tax jurisdiction. If unused, these net operating loss carryforwards expire at various dates over the next 7 years.

(17)     Commitments and Contingencies

         As previously described in note 10, TCI Telephony is obligated to make cash capital contributions to the Sprint PCS Partnerships.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $46 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         TINTA is contingently obligated under the Standby Commitment and TINTA and the TCI Ventures Group have other commitments and contingent obligations with respect to the Other Affiliates. See note 13.

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Group Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1997, TINTA had contributed $24.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures.

         The entities attributed to the TCI Ventures Group lease business offices, have entered into pole rental and transponder lease agreements, and use certain equipment under lease arrangements. Rental costs under such arrangements amounted to $60 million, $62 million and $41 million for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         A summary of future minimum lease payments under noncancellable operating and capital leases as of December 31, 1997 follows:

         Years ending December 31:              Operating        Capital
                                                ---------        -------
                                                  amounts in thousands

            1998                                $ 40,247        $ 71,432
            1999                                  39,947          70,322
            2000                                  30,591          65,328
            2001                                  26,041          59,278
            2002                                  25,443          57,787
            Thereafter                            65,086         204,680
                                                --------        --------
                                                $227,355         528,827
                                                ========         142,061
            Less amounts representing interest                  --------
                      Capital lease obligations                 $386,766
                                                                ========

         It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

                                                               (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Ventures Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted (i) by TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) by TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to stock appreciation rights has been recorded through December 31, 1997 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. Had TCI Ventures Group accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying combined financial statements.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators, including HITS' affiliates, that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
         6.5 million set-top devices over the next three years at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         Also in December 1997, NDTC entered into a memorandum of understanding (the "GI MOU") with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately 21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a service agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, the transactions related to the GI MOU are not consummated or if GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         During 1997, TCI began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCI's, as well as third parties' products. Additionally, TCI has initiated a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of third parties and the impact on TCI Ventures Group if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, TCI began an effort to convert a substantial portion of its financial applications to commercial products, which are anticipated to be year 2000 ready or to outsource portions of financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, TCI is in the process of finalizing its assessment of the impact of year 2000. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, TCI has inventoried substantially all of its systems and is currently evaluating the results of such inventory. Confirmations have been received from certain primary suppliers indicating that they are either fully compliant or have plans in place to ensure readiness. As part of TCI's manual assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TCI's assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of TCI has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCI Ventures Group's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCI Ventures Group's year 2000 readiness will not have an adverse effect on TCI Ventures Group's financial position. Additionally, there can be no assurance that the systems of other companies on which TCI Ventures Group relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TCI Ventures Group's financial condition or position.

                                   PART III.


    The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1998 Proxy Statement") to be used in connection with the 1998 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant.

    Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors Proposal" and "Concerning Management" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.

    Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

    Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

    Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.


                                    III-1

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

                                                                     Page No.
                                                                 ---------------
Included in Part II of this Report:

Tele-Communications, Inc.:

         Independent Auditors' Report                                 II-71

         Consolidated Balance Sheets,
            December 31, 1997 and 1996                           II-72   to II-73

         Consolidated Statements of Operations,
            Years ended December 31, 1997, 1996 and 1995         II-74   to II-75

         Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1997, 1996 and 1995         II-76   to II-78

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1997, 1996 and 1995              II-79

         Notes to Consolidated Financial Statements,
            December 31, 1997, 1996 and 1995                     II-80   to II-152

"TCI Group":

         Independent Auditors' Report                                 II-153

         Combined Balance Sheets,
            December 31, 1997 and 1996                           II-154  to II-155

         Combined Statements of Operations,
            Years ended December 31, 1997, 1996 and 1995              II-156

         Combined Statements of Equity,
            Years ended December 31, 1997, 1996 and 1995         II-157 to II-159

         Combined Statements of Cash Flows,
            Years ended December 31, 1997, 1996 and 1995              II-160

         Notes to Combined Financial Statements,
            December 31, 1997, 1996 and 1995                     II-161  to II-210


                                                                     Page No.
                                                                 ---------------
"Liberty Media Group":

         Independent Auditors' Report                                  II-211

         Combined Balance Sheets,
            December 31, 1997 and 1996                           II-212   to II-213

         Combined Statements of Operations,
            Years ended December 31, 1997, 1996 and 1995               II-214

         Combined Statements of Equity,
            Years ended December 31, 1997, 1996 and 1995               II-215

         Combined Statements of Cash Flows,
            Years ended December 31, 1997, 1996 and 1995               II-216

         Notes to Combined Financial Statements,
            December 31, 1997, 1996 and 1995                     II-217   to II-250

"TCI Ventures Group":

        Independent Auditors' Report                                   II-251

         Combined Balance Sheets,
            December 31, 1997 and 1996                           II-252   to II-253

         Combined Statements of Operations,
            Years ended December 31, 1997, 1996 and 1995               II-254

         Combined Statements of Equity,
            Years ended December 31, 1997, 1996 and 1995         II-255   to II-256

         Combined Statements of Cash Flows,
            Years ended December 31, 1997, 1996 and 1995         II-257   to II-258

         Notes to Combined Financial Statements,
            December 31, 1997, 1996 and 1995                     II-259   to II-312

(a) (2)  Financial Statement Schedules

Included in Part IV of this Report:

(i)      Financial Statement Schedules required to be filed:

                                                                     Page No.
                                                                 ---------------
         Independent Auditors' Report                                  IV-16

         Schedule I - Condensed Information as to the
            Financial Position of the Registrant,
            December 31, 1997 and 1996; Condensed Information
            as to the Operations and Cash Flows of the
            Registrant, Years ended
            December 31, 1997, 1996 and 1995                     IV-17 to IV-19

         Schedule II - Valuation and Qualifying Accounts,
            Years ended December 31, 1997, 1996 and 1995               IV-20

(ii)     Separate financial statements for Sprint Spectrum
            Holding Company, L.P. and Subsidiaries

         Consolidated Financial Statements

            Independent Auditors' Report                               IV-21

            Consolidated Balance Sheets                                IV-22

            Consolidated Statements of Operations                      IV-23

            Consolidated Statements of Changes in
                Partners' Capital                                      IV-24

            Consolidated Statements of Cash Flows                      IV-25

            Notes to Consolidated Financial Statements           IV-26 to IV-44

(iii)    Separate financial statements for Telewest
            Communications plc:

         Consolidated Financial Statements

            Independent Auditors' Report                               IV-45

            Consolidated Statements of Operations                IV-46 to IV-47

            Consolidated Balance Sheets                                IV-48

            Consolidated Statements of Cash Flows                      IV-49

            Consolidated Statement of Shareholders' Equity             IV-50

            Notes to Consolidated Financial Statements           IV-51 to IV-81

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1      The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996, January 25, 1996, April 7, 1997, August 28, 1997, December 30, 1997 and December 30, 1997.

      3.2      The Bylaws as adopted June 16, 1994.
                 Incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

4 - Instruments Defining the Rights of Security Holders, including Indentures:

      4.1      Form of Rights Agreement among Tele-Communications, Inc., TCI
                 Music, Inc. and the Bank of New York, as Rights Agent.
                   Incorporated by reference to Exhibit 4.3 to the Registration
                     Statement of Form S-4 of TCI Music and TCI (Reg. File Nos. 333-28613 and 333-28613-001).

10 - Material Contracts:

     10.1      Amended and Restated Tele-Communications, Inc. 1994 Stock
                 Incentive Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File No. 333-40141).

     10.2      Amended and Restated Tele-Communications, Inc. 1995 Employee
                 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File No. 333-40141).

     10.3      Amended and Restated Tele-Communications, Inc. 1996 Incentive
                 Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File No. 333-40141).

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


                                                                    (continued)

     10.6      Call Agreement, dated February 9, 1998, between
                 Tele-Communications, Inc., John C. Malone and Leslie Malone.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission
                     File No. 0-20421).

     10.7      Call Agreement, dated February 9, 1998, between
                 Tele-Communications, Inc., Gary Magness, both individually and as representative, Kim Magness, both individually and as representative, the Estate of Bob Magness, the Estate of Betsy Magness and any individual or entity which thereafter becomes a party thereto.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission File No. 0-20421).

     10.8      Stockholders Agreement, dated February 9, 1998, by and among
                 Tele-Communications, Inc., John C. Malone, Leslie Malone, Gary Magness, both individually and as representative, Kim Magness, both individually and as representative, the Estate of Bob Magness, the Estate of Betsy Magness and any individual or entity which thereafter becomes a party thereto.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission File No. 0-20421).

     10.9      Consulting Agreement, dated as of January 1, 1996, between
                 Tele-Communications, Inc. and Donne F. Fisher.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.10     Consulting Agreement, dated as March 11, 1995, between
                 Tele-Communications, Inc. and J.C. Sparkman.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.11     Consulting Agreement, dated as of January 1, 1998, between
                 Tele-Communications International, Inc. and Fred A. Vierra.

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

                                                                    (continued)

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

     10.29     TCI 401(k) Stock Plan, restated effective January 1, 1998.*

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

     10.32     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.33     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                    (continued)

     10.34     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.35     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.36     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.37     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                     Incorporated herein by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.38     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.39     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.40     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.41     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*

     10.42     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Ventures Group Restricted Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*

     10.43     The Tele-Communications International, Inc. 1995 Stock Incentive
                 Plan.*
                     Incorporated herein by reference to Tele-Communications
                       International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

                                                                    (continued)

     10.44     Form of Restricted Stock Award Agreement for 1995 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.45     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.46     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.47     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*

     10.48     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc. 1995 Stock Incentive Plan.*

     10.49     Restricted Stock Award Agreement, made as of July 1, 1996, among
                 Tele-Communications, Inc., Brendan Clouston and WestMarc Communications, Inc. *
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.50     Option Agreement, dated as of December 4, 1996, by and between
                 TCI Satellite Entertainment, Inc. and Brendan R. Clouston.*
                   Incorporated herein by reference to the TCI Satellite
                     Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

     10.51     Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and
                 Tele-Communications, Inc.*

     10.52     Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Teleport Holdings, Inc., Grantee, TCI Telephony Services, Inc. and
                 Tele-Communications, Inc.*

     10.53     Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*

                                                                    (continued)

     10.54     Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*

     10.55     Form of Stock Appreciation Right Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*

     10.56     Letter Agreement, dated December 26, 1996, by
                 Tele-Communications, Inc. to purchase WestMarc Series C Cumulative Compounding Redeemable Preferred Stock from Larry E. Romrell.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.57     Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).

     10.58     Employee Stock Purchase Plan for Bargaining Unit Employees of
                 UACC Midwest, Inc. d/b/a TCI of Central Indiana.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).

     10.59     Employee Stock Purchase Plan for Bargaining Unit Employees of
                 TCI of Northern New Jersey, Inc.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

     10.60     Amended and Restated Agreement of Limited Partnership of
                 MajorCo, L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.

               Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.

               Parents Agreement, dated as of January 31, 1996, by  Tele-
                 Communications, Inc. and Sprint Corporation.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 9, 1996 (Commission File No. 0-20421).

                                                                    (continued)

     10.61     Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.62     Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.63     Assignment and Assumption Agreement, made as of January 31,
                 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.64     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.65     Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.66     Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.67     Assignment and Assumption Agreement, made as of January 31,
                 1996, between TCI Cablevision of Utah, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

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

     10.69     Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.70     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.71     Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.72     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.73     Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.74     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.75     InterMedia Capital Management, L.P. Agreement of Limited
                 Partnership, dated as of June 10, 1997 and effective as of May 22, 1997, by and between InterMedia Management, Inc., Leo J. Hindery, Jr. and TCI ICM I, Inc.

     10.76     InterMedia Capital Management III, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc. and TCI ICM III, Inc.

                                                                    (continued)

     10.77     InterMedia Capital Management IV, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc. and Leo J. Hindery, Jr.

     10.78     Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among TCI Communications, Inc., Cablevision Systems Corporation, CSC Parent Corporation and CSC Merger Corporation.

               Stockholders Agreement dated as of March 4, 1998, by and among
                 Cablevision Systems Corporation, Tele-Communications, Inc. and the Class B Entities (as defined therein)
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated March 6, 1998 (Commission File No. 0-20421).

     10.79     Amended and Restated Asset Contribution Agreement, dated
                 September 25, 1997, by and among Fisher Communications Associates, L.L.C. and Tempo Cable, Inc., Communications Services, Inc., TCI Cablevision of Oklahoma, Inc., TCI of Kansas, Inc., Wentronics, Inc., TCI Cablevision of Utah, Inc., TCI Cablevision of Arizona, Inc., Tulsa Cable Television, Inc. and TCI American Cable Holdings III, L.P. and Peak Cablevision, LLC.

     10.80     Amended and Restated Operating Agreement of Peak Cablevision,
                 LLC, made as of September 25, 1997, by TCI American Cable Holdings III, L.P. and Fisher Communications Associates, L.L.C.

     10.81     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.

     10.82     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and American Televentures of Minersville, Inc.

     10.83     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.

     10.84     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and Tempo Cable, Inc.

     10.85     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.

21 - Subsidiaries of Tele-Communications, Inc.

23 - Consent of Experts and Counsel

     23.1 Consent of KPMG Peat Marwick LLP.

     23.2 Consent of KPMG Peat Marwick LLP.

     23.3 Consent of KPMG Peat Marwick LLP.

     23.4 Consent of KPMG Peat Marwick LLP.

     23.5 Consent of KPMG Audit Plc.

     23.6 Consent of Deloitte & Touche LLP.

27 - Financial data schedule

* Constitutes management contract or compensatory arrangement.

(1) Certain exhibits to agreement have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.

(b)      Report on Form 8-K filed during the quarter ended December 31, 1997:

              None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 20, 1998, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the December 31, 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  KPMG Peat Marwick LLP


Denver, Colorado
March 20, 1998

                                                                     Schedule I
                                                                     -----------
                                                                     Page 1 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1997 and 1996

Assets                                                             1997       1996*
------                                                            -------    -------
                                                                 amounts in millions
Investments in and advances to consolidated subsidiaries -
  eliminated upon consolidation                                   $ 6,785      6,230

Other assets, at cost, net of amortization                             18         16
                                                                  -------    -------
                                                                  $ 6,803      6,246
                                                                  =======    =======
Liabilities and Stockholders' Equity
------------------------------------
Accrued liabilities                                               $   455        149

Redeemable securities:
    Preferred stock                                                   655        658
    Common stock                                                        5         --

Stockholders' equity:
    Series Preferred Stock, $.01 par value                             --         --
    Convertible Redeemable Participating Preferred Stock,
      Series F, $.01 par value                                         --         --
    Class B 6% Cumulative Redeemable Exchangeable Junior
     Preferred Stock, $.01 par value                                   --         --
    Common stock, $1 par value:
      Series A TCI Group. Authorized 1,750,000,000 shares;
         issued 605,616,143 shares in 1997 and 696,325,478
         shares in 1996                                               606        696
      Series B TCI Group. Authorized 150,000,000 shares;
         issued 78,203,044 shares in 1997 and 84,647,065
         shares in 1996                                                78         85
      Series A Liberty Media Group. Authorized 750,000,000
         shares; issued 344,962,521 shares in 1997 and
         341,766,655 shares in 1996                                   345        342
      Series B Liberty Media Group. Authorized 75,000,000
         shares; issued 35,180,385 shares in 1997 and
         31,784,053 shares in 1996                                     35         32
      Series A TCI Ventures Group. Authorized 750,000,000
         shares; issued 377,386,032 shares in 1997                    377         --
      Series B TCI Ventures Group. Authorized 75,000,000
         shares; issued 32,532,800 shares in 1997                      33         --
    Additional paid-in capital                                      6,304      4,808
    Cumulative foreign currency translation adjustment,
      net of taxes                                                      4         26
    Unrealized holding gains for available-for-sale securities,
      net of taxes                                                    774         15
    Accumulated deficit                                              (877)      (251)
                                                                  -------    -------
                                                                    7,679      5,753
    Treasury stock and common stock held by subsidiaries,
      at cost                                                      (1,991)      (314)
                                                                  -------    -------
         Total stockholders' equity                                 5,688      5,439
                                                                  -------    -------
                                                                  $ 6,803      6,246
                                                                  =======    =======

*  Restated - see note 13 to the consolidated financial statements.

                                                                      Schedule I
                                                                      ----------
                                                                     Page 2 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1997, 1996 and 1995


                                                             1997     1996*    1995*
                                                            -----    -----    -----
                                                              amounts in millions
Income (expenses):
    Selling, general and administrative                     $ (19)     (82)     (21)
    Stock compensation                                        (73)      13      (21)
    Gain on sale of stock by subsidiary                        --       --      123
                                                            -----    -----    -----
       Earnings (loss) before share of earnings (loss) of
         consolidated subsidiaries                            (92)     (69)      81

Share of earnings (loss) of consolidated subsidiaries        (534)     361     (264)
                                                            -----    -----    -----

       Net earnings (loss)                                   (626)     292     (183)

Dividend requirements on preferred stocks                     (42)     (35)     (34)
                                                            -----    -----    -----

       Net earnings (loss) attributable to common
         stockholders                                       $(668)     257     (217)
                                                            =====    =====    =====

*  Restated - see note 13 to the consolidated financial statements.

                                                                     Schedule I
                                                                    Page 3 of 3


                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1997, 1996 and 1995


                                                           1997      1996*     1995*
                                                          -----      -----     -----
                                                              amounts in millions
Cash flows from operating activities:
  Earnings (loss) before share of earnings (loss) of
     consolidated subsidiaries                            $ (92)       (69)        81
  Adjustments to reconcile earnings (loss) to net
     cash provided (used) by operating activities:
        Stock compensation                                   73        (13)        21
        Payments of obligation relating to stock
          compensation                                      (43)        (3)        --
        Gain on sale of subsidiary stock                     --         --       (123)
        Change in accrued liabilities                       276         56         53
                                                          -----      -----      -----

     Net cash provided (used) by operating activities       214        (29)        32
                                                          -----      -----      -----
Cash flows from investing activities:
  Reduction in (additional investments in and
    advances to) consolidated subsidiaries, net             370         75       (430)
  Other investing activities                                 (2)       (11)        (9)
                                                          -----      -----      -----
     Net cash provided (used) by investing activities       368         64       (439)
                                                          -----      -----      -----
Cash flows from financing activities:
  Payment of preferred stock dividends                      (42)       (35)       (24)
  Proceeds from issuances of common stock                     5         --        431
  Repurchase of common stock                               (529)        --         --
  Other financing activities                                (16)        --         --
                                                          -----      -----      -----

     Net cash provided (used) by financing activities      (582)       (35)       407
                                                          -----      -----      -----

           Change in cash                                    --         --         --

           Cash at beginning of year                         --         --         --
                                                          -----      -----      -----

           Cash at end of year                            $  --         --         --
                                                          =====      =====      =====

*  Restated - see note 13 to the consolidated financial statements.

See also note 4 to the consolidated financial statements.

                                                                    Schedule II
                                                                    -----------

                            TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                                       ADDITIONS          DEDUCTIONS
                                                       ---------          ----------
                                      BALANCE AT       CHARGED TO         WRITE-OFFS         BALANCE
                                      BEGINNING          PROFIT             NET OF           AT END
DESCRIPTION                            OF YEAR          AND LOSS          RECOVERIES         OF YEAR
-----------                           ----------        ---------         ----------         --------
                                                           AMOUNTS IN MILLIONS

Year ended
  December 31, 1997:
    Allowance for doubtful
       receivables - trade              $ 36                96                (98)              34
                                        ====               ===                ===               ==

Year ended
  December 31, 1996:
    Allowance for doubtful
       receivables - trade              $ 34               121               (119)              36
                                        ====               ===                ===               ==

Year ended
  December 31, 1995:
    Allowance for doubtful
       receivables - trade              $ 23                86                (75)              34
                                        ====               ===                ===               ==

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum Holding Company, L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries ("the Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.

The Partnership was in the development stage at December 31, 1996; during the year ended December 31, 1997, the Partnership completed its development activities and commenced its planned principal operations.



Deloitte & Touche

February 3, 1998

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 DECEMBER 31,     DECEMBER 31,
                                                                    1997              1996
                                                                 -----------      -----------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............................     $   117,164      $    69,988
   Accounts receivable, net ................................         113,507            3,310
   Receivable from affiliates ..............................          96,291           12,901
   Inventory ...............................................         101,366           72,414
   Prepaid expenses and other assets, net ..................          28,495           14,260
   Note receivable--unconsolidated partnership .............              --          226,670
                                                                 -----------      -----------
     Total current assets ..................................         456,823          399,543

INVESTMENT IN PCS LICENSES, net ............................       2,303,398        2,122,908

INVESTMENTS IN UNCONSOLIDATED PARTNERSHIP(S) ...............         273,541          179,085

PROPERTY, PLANT AND EQUIPMENT, net .........................       3,429,238        1,408,680

MICROWAVE RELOCATION COSTS, net ............................         264,215          135,802

MINORITY INTEREST ..........................................          56,667               --

OTHER ASSETS, net ..........................................         113,127           77,383

                                                                 ===========      ===========
TOTAL ASSETS ...............................................     $ 6,897,009      $ 4,323,401
                                                                 ===========      ===========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Advances from partners ..................................     $        --      $   167,818
   Accounts payable ........................................         415,944          196,146
   Payable to affiliate ....................................          11,933            5,626
   Accrued interest ........................................          56,678           34,057
   Accrued expenses ........................................         231,429           47,173
   Current maturities of long-term debt ....................          34,562               49
                                                                 -----------      -----------
     Total current liabilities .............................         750,546          450,869

CONSTRUCTION OBLIGATIONS ...................................         705,280          714,934

LONG-TERM DEBT .............................................       3,533,954          686,192

OTHER NONCURRENT LIABILITIES ...............................          48,975           11,356

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY ..............................................          13,722           13,397

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital .......................................       3,964,750        3,003,484
   Accumulated deficit .....................................      (2,120,218)        (556,831)
                                                                 -----------      -----------
     Total partners' capital ...............................       1,844,532        2,446,653

                                                                 ===========      ===========
TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................     $ 6,897,009      $ 4,323,401
                                                                 ===========      ===========


See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                     1997              1996            1995
                                                  -----------      -----------      -----------
OPERATING REVENUES ..........................     $   248,607      $     4,175      $        --

OPERATING EXPENSES:
   Cost of revenues .........................         555,030           36,076               --
   Selling, general and administrative ......         696,911          312,697           66,340
   Depreciation and amortization ............         307,400           11,275              211
                                                  -----------      -----------      -----------
     Total operating expenses ...............       1,559,341          360,048           66,551
                                                  -----------      -----------      -----------

LOSS FROM OPERATIONS ........................      (1,310,734)        (355,873)         (66,551)

OTHER INCOME (EXPENSE):
   Interest income ..........................          26,456            8,593              460
   Interest expense .........................        (121,844)            (323)              --
   Other income .............................           5,474            1,586               38
   Equity in loss of unconsolidated
     partnerships ...........................        (168,935)         (96,850)         (46,206)
                                                  -----------      -----------      -----------
     Total other income (expense) ...........        (258,849)         (86,994)         (45,708)
                                                  -----------      -----------      -----------

NET LOSS BEFORE MINORITY INTEREST ...........      (1,569,583)        (442,867)        (112,259)

MINORITY INTEREST ...........................           6,196             (227)           1,830
                                                  -----------      -----------      -----------

NET LOSS ....................................     $(1,563,387)     $  (443,094)     $  (110,429)
                                                  ===========      ===========      ===========






See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                         PARTNERS'       ACCUMULATED
                                          CAPITAL          DEFICIT           TOTAL
                                        -----------      -----------      -----------
BALANCE, January 1, 1995 ..........     $   123,438      $    (3,308)     $   120,130

Contributions of capital ..........       2,168,368               --        2,168,368

Net loss ..........................              --         (110,429)        (110,429)
                                        -----------      -----------      -----------

BALANCE, December 31, 1995 ........       2,291,806         (113,737)       2,178,069

Contributions of capital ..........         711,678               --          711,678

Net loss ..........................              --         (443,094)        (443,094)
                                        -----------      -----------      -----------

BALANCE, December 31, 1996 ........       3,003,484         (556,831)       2,446,653

Contributions of capital ..........         973,001               --          973,001

Net loss ..........................              --       (1,563,387)      (1,563,387)

Return of capital .................         (11,735)              --          (11,735)
                                        -----------      -----------      -----------

BALANCE, December 31, 1997 ........     $ 3,964,750      $(2,120,218)     $ 1,844,532
                                        ===========      ===========      ===========



See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1997             1996             1995
                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................................     $(1,563,387)     $  (443,094)     $  (110,429)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Equity in loss of unconsolidated partnership ..................         168,935           96,850           46,206
  Minority interest .............................................          (6,196)             227           (1,830)
  Depreciation and amortization .................................         307,930           11,275              242
  Amortization of  debt discount and issuance costs .............          49,061           14,008               --
  Changes in assets and liabilities, net of effects
    of acquisition of APC:
    Receivables .................................................        (182,882)         (15,871)            (340)
    Inventory ...................................................         (24,870)         (72,414)              --
    Prepaid expenses and other assets ...........................         (12,497)         (21,608)            (178)
    Accounts payable and accrued expenses .......................         371,168          231,754           47,503
    Other noncurrent liabilities ................................          37,619            9,500            1,856
                                                                      -----------      -----------      -----------
          Net cash used in operating activities .................        (855,119)        (189,373)         (16,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................      (2,041,313)      (1,386,346)         (31,763)
  Proceeds on sale of equipment .................................              --               --               37
  Microwave relocation costs, net ...............................        (116,278)        (135,828)              --
  Purchase of PCS licenses ......................................              --               --       (2,006,156)
  Purchase of APC, net of cash acquired .........................          (6,764)              --               --
  Investment in unconsolidated partnerships .....................        (191,171)        (190,390)        (131,752)
  Loan to unconsolidated partnership ............................        (111,468)        (231,964)            (655)
  Payment received on loan to unconsolidated partnership ........         246,670            5,950               --
                                                                      -----------      -----------      -----------
          Net cash used in investing activities .................      (2,220,324)      (1,938,578)      (2,170,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from partners ........................................              --          167,818               --
  Net borrowing under revolving credit agreement ................         605,000               --               --
  Proceeds from issuance of long-term debt ......................       1,763,045          674,201               --
  Change in construction obligations ............................          (9,654)         714,934
  Payments on long-term debt ....................................        (170,809)             (24)              --
  Debt issuance costs ...........................................         (20,000)         (71,791)              --
  Partner capital contributions .................................         966,772          711,678        2,183,368
  Return of capital .............................................         (11,735)              --               --
                                                                      -----------      -----------      -----------
          Net cash provided by financing activities .............       3,122,619        2,196,816        2,183,368

                                                                      -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...................................................          47,176           68,865           (3,891)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          69,988            1,123            5,014

                                                                      ===========      ===========      ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $   117,164      $    69,988      $     1,123
                                                                      ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   o  Interest paid, net of amount capitalized ..................     $    35,629      $       323      $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   o Accrued interest of $51,673 related to vendor financing was converted to long-term debt during the year ended December 31, 1997.
   o A PCS license covering the Omaha MTA and valued at $6,229 was contributed to the Company by Cox
     Communications during the year ended
     December 31, 1997.




See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

Sprint Spectrum Holding Company, L.P. ("Holdings" or the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). Holdings was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox"), and Comcast Corporation ("Comcast", and together with Sprint, TCI and Cox, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1997, and 1996:


          Sprint Enterprises, L.P.                       40%
          TCI Spectrum Holdings, Inc.                    30%
          Cox Telephony Partnership                      15%
          Comcast Telephony Services                     15%


Each Partner's ownership interest consists of a 99% general partner interest and a 1% limited partnership interest.

The Company is consolidated with its subsidiaries, including NewTelco, L.P. ("NewTelco") and Sprint Spectrum L.P., which, in turn, has several subsidiaries. Sprint Spectrum L.P.'s subsidiaries are Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo"), Sprint Spectrum Finance Corporation ("FinCo"), and WirelessCo. RealtyCo and EquipmentCo were organized on May 15, 1996 for the purpose of holding personal communications service ("PCS") network-related real estate interests and assets. FinCo was formed on May 20, 1996 to be a co-obligor of the debt obligations discussed in Note 5. Additionally, the results of American PCS, L.P. ("APC") are consolidated from November 1997, the date the Federal Communications Commission ("FCC") approved Holdings as the new managing partner (Note 4). APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications) in the Washington D.C./Baltimore Major Trading Area ("MTA"), and is in the process of building a code division multiple access ("CDMA") overlay for its existing GSM PCS system. APC includes American PCS Communications, LLC, APC PCS, LLC, APC Realty and Equipment Company, LLC and American Personal Communications Holdings, Inc. MinorCo, L.P. ("MinorCo") holds the minority ownership interests in NewTelco, Sprint Spectrum L.P., EquipmentCo, RealtyCo and WirelessCo at December 31, 1997 and 1996, and APC at December 31, 1997.

VENTURE FORMATION AND AFFILIATED PARTNERSHIPS - A Joint Venture Formation Agreement (the "Formation Agreement"), dated as of October 24, 1994, and subsequently amended as of March 28, 1995, and January 31, 1996, was entered into by the Parents, pursuant to which the Parents agreed to form certain entities to (i) provide national wireless telecommunications services, including acquisition and development of PCS licenses, (ii) develop a PCS wireless system in the Los Angeles-San Diego MTA, and (iii) take certain other actions.

On October 24, 1994, WirelessCo was formed and on March 28, 1995, additional partnerships were formed consisting of Holdings, MinorCo, NewTelco, and Sprint Spectrum L.P. The Partners' ownership interests in WirelessCo were initially held directly by the Partners as of October 24, 1994, the formation date of WirelessCo, but were subsequently contributed to Holdings and then to Sprint Spectrum L.P. on March 28, 1995.

SPRINT SPECTRUM HOLDING COMPANY, L.P. PARTNERSHIP AGREEMENT - The Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (the "Holdings Agreement"), dated as of January 31, 1996, among Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership provides that the purpose of the Company is to engage in wireless communications services.

The Holdings Agreement generally provides for the allocation of profits and losses according to each Partner's proportionate percentage interest, after giving effect to special allocations. After special allocations, profits are allocated to partners to the extent of and in proportion to cumulative net losses previously allocated. Losses are allocated, after considering special allocations, according to each Partner's allocation of net profits previously allocated.

The Holdings Agreement provides for planned capital contributions by the Partners ("Total Mandatory Contributions") of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for fiscal 1998 has not yet been approved by the partnership board, which has resulted in the occurrence of a Deadlock Event (as defined) under the Holdings Agreement as of January 1, 1998. If the 1998 proposed budget is not approved through resolution procedures set forth in the Holdings Agreement, certain specified buy/sell procedures may be triggered which may result in a restructuring of the partners' interest in the Company or, in limited circumstances, liquidation of the Company. As of December 31, 1997, approximately $4.0 billion of the Total Mandatory Contributions had been contributed by the Partners to Holdings and its affiliated partnerships, of which approximately $3.3 billion had been contributed to Sprint Spectrum L.P.

EMERGENCE FROM DEVELOPMENT STAGE COMPANY - Prior to the third quarter of 1997, the Company reported its operations as a development stage enterprise. The Company has commenced service in all of the MTAs in which it owns a license. As a result, the Company is no longer considered a development stage enterprise, and the balance sheets and statements of operations and of cash flows are no longer presented in development stage format.

Management believes that the Company will incur additional losses in 1998 and require additional financial resources to support the current level of operations and the remaining network buildout for the year ended December 31, 1998. Management believes the Company has the ability to obtain the required levels of financing through additional financing arrangements or additional equity funding from the Partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

MINORITY INTERESTS - MinorCo, the limited partner in NewTelco, has been allocated approximately $0.3 million and $0.2 million in income for the years ended December 31, 1997, and 1996, respectively. Losses of $1.8 million for the year ended December 31, 1995 incurred by NewTelco as losses in excess of the general partner's capital accounts (which consisted of $1,000) are to be allocated to the limited partner to the extent of its capital account.

In November 1997, concurrent with the acquisition discussed in Note 4, American Personal Communications II, L.P. ("APC II") became the minority owner in APC. APC II has been allocated approximately $6.5 million in losses in APC since the date of acquisition. Prior to November 1997, APC II, as majority owner, had been allocated approximately $50 million in losses in excess of its investment. At December 31, 1997, after consolidation of APC, the total of such losses, approximately $56.7 million, was recorded as minority interest in the Company's consolidated balance sheet. This treatment reflects that APC II continued to be responsible for funding its share of losses until January 1, 1998 when the Company acquired the remaining interest in APC.

TRADEMARK AGREEMENT - Sprint(R) is a registered trademark of Sprint Communications Company L.P. and Sprint(R) and Sprint PCS(R) are licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint Communications Company L.P.

REVENUE RECOGNITION - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is delivered to a customer or an unaffiliated agent.

COST OF EQUIPMENT - The Company uses multiple distribution channels for its inventory, including third-party retailers, Company-owned retail stores, its direct sales force and telemarketing. Cost of equipment varies by distribution channel and includes the cost of multiple models of handsets, related accessory equipment, and warehousing and shipping expenses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in financial institutions with the highest credit ratings.

ACCOUNTS RECEIVABLE - Accounts receivable are net of an allowance for doubtful accounts of approximately $9.0 million and $0.2 million at December 31, 1997 and 1996, respectively.

INVENTORY - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at lower of cost (on a first-in, first-out basis) or replacement value. Any losses on the sales of handsets are recognized at the time of sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost or fair value at the date of acquisition. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation.

When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are relieved and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

EQUIPMENT UNDER CAPITAL LEASES - APC leases certain of its office and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are depreciated over their estimated useful lives of 5 to 7 years. Depreciation related to capital leases is included within depreciation expense.

INVESTMENT IN PCS LICENSES - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses held by its subsidiaries. PCS licenses are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $45.2 million and $1.7 million as of December 31, 1997, and 1996, respectively. There was no amortization in 1995.

MICROWAVE RELOCATION COSTS - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for microwave relocation costs totaled approximately $5.2 million as of December 31, 1997. There was no amortization in 1996 or 1995.

INTANGIBLE ASSETS - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

CAPITALIZED INTEREST - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest costs capitalized in 1997 and 1996 were approximately $98.6 million and $30.5 million, respectively. There were no amounts capitalized in 1995.

DEBT ISSUANCE COSTS - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization for the years ended December 31, 1997 and 1996 were approximately $13.4 million and $1.9 million, respectively. There was no amortization in 1995.

OPERATING LEASES - Rent expense is recognized on the straight-line basis over the life of the lease agreement, including renewal periods. Lease expense recognized in excess of cash expended is included in non-current liabilities in the consolidated balance sheet.

MAJOR CUSTOMER - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. The Company's subscribers are disbursed throughout the United States. Sales to one third-party retail customer represented approximately 21% and 88% of operating revenue in the consolidated statements of operations for the years ended December

31, 1997 and 1996, respectively. The Company reviews the credit history of retailers prior to extending credit and maintains allowances for potential credit losses. The Company believes that its risk from concentration of credit is limited.

INCOME TAXES - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

FINANCIAL INSTRUMENTS - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1997 and 1996 is included in Note 5.

The fair value of the interest rate contracts is the estimated net amount that APC would pay to terminate the contracts at the balance sheet date. The fair value of the fixed rate loans is estimated using discounted cash flow analysis based on APC's current incremental borrowing rate at which similar borrowing agreements would be made under current conditions.

DERIVATIVE FINANCIAL INSTRUMENTS - Derivative financial instruments (interest rate contracts) are utilized by APC to reduce interest rate risk. APC has established a control environment which includes risk assessment and management approval, reporting and monitoring of derivative financial instrument activities. APC does not hold or issue derivative financial instruments for trading purposes.

The differentials to be received or paid under interest rate contracts that are matched against underlying debt instruments and qualify for settlement accounting are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts are recognized as other income or expense when terminated in conjunction with the retirement of associated debt. Gains and losses on terminations of interest rate contracts not associated with the retirement of debt are deferred and amortized to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

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

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                     1997            1996
                                                                     ----            ----
Land                                                             $     1,444      $       905
Buildings and leasehold improvements                                 618,281           86,467
Fixtures and office furniture                                        165,998           68,210
Network equipment                                                  2,265,213          255,691
Telecommunications plant - construction work in progress             632,922        1,006,990
                                                                 -----------      -----------
                                                                   3,683,858        1,418,263
Less accumulated depreciation                                       (254,620)          (9,583)
                                                                 -----------      -----------

                                                                 $ 3,429,238      $ 1,408,680
                                                                 ===========      ===========

Depreciation expense on property, plant and equipment was approximately $244.9 million, $ 9.6 million, and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.


4.   INVESTMENTS IN PARTNERSHIPS

APC - On January 9, 1995, WirelessCo acquired a 49% limited partnership interest in APC. In September 1997, Holdings increased its ownership in APC to a 58.3% through additional capital contributions of $30 million, and became the managing partner upon FCC approval in November, 1997. As of January 1, 1998, Holdings and MinorCo increased their ownership percentages to 99.75% and 0.25%, respectively, of the partnership interests for approximately $30 million.

The acquisition increasing ownership to 58.3% was accounted for as a purchase and, accordingly, the operating results of APC has been included in the Company's consolidated financial statements since the date of the FCC's approval of the acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair value. The following table reflects the total of APC's assets and liabilities at the date of acquisition:


          Assets acquired                              $ 503
          Cash paid                                      (30)
          Minority interest                               50
                                                       -----
          Liabilities assumed                          $ 523
                                                       =====

The ultimate allocation of the purchase price may differ from the initial estimate.

The following unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year and that the Company had owned 100% of APC and consolidated its results in the financial statements:


                Proforma - Sprint Spectrum Holding Company, L.P.

                                                               1997             1996
                                                            -----------      -----------
          Net sales ...................................     $   355,038      $    76,013
          Net loss (before minority interest)  ........      (1,646,551)        (553,274)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Prior to acquisition of controlling interest, the Company's investment in APC was accounted for under the equity method. The partnership agreement between the Company and APC II specified that losses were allocated based on percentage ownership interests and certain other factors. In January 1997, the Company and APC II amended the APC partnership agreement with respect to the allocation of profits and losses. For financial reporting purposes, profits and losses were allocated in proportion to Holdings' and APC II's respective partnership interests, except for costs related to stock appreciation rights and interest expense attributable to the FCC interest payments which were allocated entirely to APC II. Losses of approximately $60 million, $97 million and $46 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in equity in losses of unconsolidated subsidiaries during the period prior to the acquisition of controlling interest.

COX COMMUNICATIONS PCS, L.P. - On December 31, 1996, the Company acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Cox Pioneer Partnership ("CPP") holds a 50.5% general and a 0.5% limited partner interest and is the general and managing partner. The investment in Cox PCS is accounted for under the equity method. Under the terms of the partnership agreement, CPP and the Company are obligated to, among other things: (a) upon FCC consent to the assumption and recognition of the license payment obligations by Cox PCS, CPP is obligated to make capital contributions in an amount equal to such liability and related interest (the PCS license covering the Los Angeles-San Diego MTA was contributed to Cox PCS in March 1997) (b) the Company is obligated to make capital contributions of approximately $368.9 million to Cox PCS; (c) the Company is not obligated to make any cash capital contributions upon the assumption by Cox PCS of the FCC payment obligations until CPP has contributed cash in an amount equal to the aggregate principal and interest of such obligations; and, (d) CPP and the Company are obligated to make additional capital contributions in an amount equal to such partner's percentage interest times the amount of additional capital contributions being requested.

As of December 31, 1997, approximately $348.2 million in equity, including $2.45 million to PCS Leasing Co, L.P. ("LeasingCo"), a subsidiary of Cox PCS, had been contributed to Cox PCS by the Company. Through December 31, 1996, $168 million had been contributed to Cox PCS. Losses are allocated to the partners based on their ownership percentages. Subsequent to December 31, 1997, the Company completed its funding obligation to Cox PCS under the partnership agreement. Concurrent with this funding, the Company paid approximately $33.2 million in interest that had accrued on the unfunded capital obligation.

Additionally, the Company acquired a 49% limited partner interest in LeasingCo. LeasingCo was formed to acquire, construct or otherwise develop equipment and other personal property to be leased to Cox PCS. The Company is not obligated to make additional capital contributions to LeasingCo beyond the initial funding of approximately $2.45 million .

Under the partnership agreement, CPP has the right to require that Holdings acquire all or part of CPP's interest in Cox PCS based on fair market value at the time of the transaction. Subsequent to December 31, 1997, CPP elected to exercise this right. As a result, the Company intends to acquire 10.2% of Cox PCS, subject to FCC approval, which will give the Company controlling interest. The purchase price, currently estimated at $80 million, will be based on the fair market value of Cox PCS as determined by independent appraisals. Through December 2008, CPP may put any remaining interest in Cox PCS to the Company.


5.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS

Long-term debt consists of the following as of December 31, 1997 and 1996 (in thousands):

                                                                    1997           1996
                                                                 ----------     ----------
     11% Senior Notes due in 2006                                $  250,000     $  250,000
     12-1/2% Senior Discount Notes due in 2006, net of
         unamortized discount of $177,720 and $214,501 at
         December 31, 1997 and 1996, respectively                   322,280        285,499
     Credit Facility - term loans                                   300,000        150,000
     Credit Facility - revolving credit                             605,000             --
     Vendor Financing                                             1,612,914             --
     APC Senior Secured Term Loan Facility                          220,000             --
     APC Senior Secured Reducing Revolving Credit                                       --
       Facility                                                     141,429
     Due To FCC, net of unamortized discount of                                         --
       $11,989                                                      90,355
     Other                                                           26,538            742
                                                                 ----------     ----------
     Total debt                                                   3,568,516        686,241
     Less current maturities                                         34,562             49
                                                                 ----------     ----------

     Long-term debt                                              $3,533,954     $  686,192
                                                                 ==========     ==========

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

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:


                                                                  SENIOR DISCOUNT
                                                SENIOR NOTES           NOTES
             YEAR                             REDEMPTION PRICE   REDEMPTION PRICE
             ----                             ----------------   ----------------
             2001                                 105.500%           110.000%
             2002                                 103.667%           106.500%
             2003                                 101.833%           103.250%
             2004  and thereafter                 100.000%           100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Notes and Senior Discount Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries.

BANK CREDIT FACILITY -Sprint Spectrum L.P. (the "Borrower") entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Borrower purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment.. In November 1997, certain terms relating to the financial and operating conditions were amended. As of December 31, 1997, $605 million had been drawn at a weighted average interest rate of 8.42%, with $1.1 billion remaining available. There were no borrowings under the revolving credit commitment as of December 31, 1996. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. As of February 15, 1998, the Company had borrowed an additional $225 million under the revolving credit facility.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 2002. Further reductions may be required after January 1, 2002 to the extent that the Borrower meets certain financial conditions.

The term loans are due in sixteen consecutive quarterly installments beginning January 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Borrower's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1997 and 1996, the weighted average interest rate on the term loans was 8.39% and 8.19%, respectively.

Borrowings under the Bank Credit Facility are secured by the Borrower's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing agreements (discussed below) and certain other indebtedness of the Borrower. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and Vendor Financing agreements contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint(R) trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or certain changes in controlling interest in the Borrower, as defined, among other provisions, constitute events of default.

VENDOR FINANCING - As of October 2, 1996, the Company entered into financing agreements with Northern Telecom, Inc. ("Nortel") and Lucent Technologies, Inc. ("Lucent" and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors. Additionally, the commitments allow for the conversion of accrued interest into additional principal. Such conversions do not reduce the availability under the commitments. Interest accruing on the debt outstanding at December 31, 1997, can be converted into additional principal through February 8, 1999 and March 30, 1999, for Lucent and Nortel, respectively.

On April 30, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders"), and the modification of certain operating and financial covenants. The commitment provides financing in two phases. During the first phase, the Nortel Lenders will finance up to $800 million. Under the second phase, the Nortel Lenders will finance up to an additional $500 million upon the achievement of certain operating and financial conditions, as amended. As of December 31, 1997, $630 million, including converted accrued interest of

$18.6 million, had been borrowed at a weighted average interest rate of 8.98% with $189 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial drawdown under the first phase and will be obligated to pay additional origination fees on the date of the initial drawdown loan under the second phase. As of February 15, 1998, the Company had borrowed an additional $47.0 million under the Nortel facility. There were no borrowings under the Nortel facility at December 31, 1996.

On May 29, 1997 and November 20, 1997, the Company amended the terms of its financing agreement with Lucent. The amendments provide for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders"), and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of certain loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of December 31, 1997, the Company had borrowed approximately $983 million, including converted accrued interest of $33.1 million, under the Lucent facility at a weighted average interest rate of 8.94%, with $850 million remaining available. As of February 15, 1998, the Company had borrowed an additional $104.1 million under the Lucent facility. There were no borrowings under the Lucent facility at December 31, 1996.

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

Borrowings under the Vendor Financing are secured by the Shared Lien. The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo, and EquipmentCo and is non-recourse to the Parents and the Partners.

Certain amounts included under construction obligations on the consolidated balance sheets may be financed under the Vendor Financing agreements.

DUE TO FCC - APC became obligated to the FCC for $102 million upon receipt of the commercial PCS license covering the Washington D.C./Baltimore MTA. In March 1996, the FCC determined that interest on the amount due would begin to accrue on March 8, 1996, at an interest rate of 7.75%. Beginning with the first payment due in April 1996, the FCC granted two years of interest-only payments followed by three years of principal and interest payments. Based on the interest and payment provisions determined by the FCC and APC's incremental borrowing rate for similar debt at the time the debt was issued, APC has accrued interest beginning upon receipt of the license at an effective rate of 13%.

In connection with the acquisition discussed in Note 4, Holdings became responsible for making principal and interest payments under the APC's obligation to the FCC.

APC SENIOR SECURED CREDIT FACILITIES - As of February 7, 1997, American PCS Communications, LLC entered into credit facilities of $420 million, consisting of a term loan facility of $220 million and a reducing revolving credit facility of $200 million (together, the "Credit Agreement"). The Credit Agreement is secured by first priority liens on all the equity interests held by American PCS Communications LLC in its direct subsidiaries, including the equity interests of the subsidiaries which will hold APC's PCS license and certain real property interest and equipment and a first priority security interest in, and mortgages on, substantially all other intangible and tangible assets of APC and subsidiaries. The Credit Agreement matures February 7, 2005, with an interest rate of LIBOR plus 2.25%. The interest rate may be stepped down over the term of the credit agreement based on the ratio of outstanding debt to earnings before interest, tax, depreciation and amortization. Proceeds from the Credit Agreement were used to repay the outstanding financing from Holdings as of the closing date of the credit agreement, capital expenditures for the communications systems, general working capital requirements, and net operating losses.

The Credit Agreement contains covenants which require APC to maintain certain levels of wireless subscribers, as well as other financial and non-financial requirements.

In January 1998 APC completed negotiations with its lenders to amend the Credit Agreement. As amended, the Credit Agreement contains certain covenants which, among other things, contain certain restrictive financial and operating covenants including, maximum debt ratios (including debt to total capitalization) and limitations on capital expenditures. The covenants require American PCS Communications, LLC to enter into interest rate contracts on a quarterly basis to protect and limit the interest rate on 40% of its aggregate debt outstanding.

OTHER DEBT - At December 31, 1997, other debt included a note payable to Lucent for the financing of debt issuance costs, a note payable for certain leasehold improvements, and capital leases acquired in the purchase of APC. Maturities on the debt range from 3 to 10 years, at interest rates from 8.32% to 21%.

INTEREST RATE CONTRACTS - As of December 31, 1997, APC had entered into nine interest rate contracts (swaps and a collar), with an aggregate notional amount of $122 million. Under the agreements APC pays a fixed rate and receives a variable rate such that it will protect APC against interest rate fluctuations on a portion of its variable rate debt. The fixed rates paid by APC on the interest rate swap contracts range from approximately 5.97% to 6.8%. Option features contained in certain of the swaps operate in a manner such that the interest rate protection in some cases is effective only when rates are outside a certain range. Under the collar arrangement, APC will receive 6.19% when LIBOR falls below 6.19% and pay 8% when LIBOR exceeds 8%. The contracts expire in 2001. The fair value of the interest rate contracts at December 31, 1997 was an unrealized loss of approximately $1.3 million. The notional amounts represent reference balances upon which payments and receipts are based and consequently are not indicative of the level of risk or cash requirements under the contracts. APC has exposure to credit risk to the counterparty to the extent it would have to replace the interest rate swap contract in the market when and if a counterparty were to fail to meet its obligations. The counterparties to all contracts are primary dealers that meet APC's criteria for managing credit exposures.

FAIR VALUE - The estimated fair value of the Company's long-term debt at December 31, 1997 and 1996 is as follows (in thousands):

                                                    1997                       1996
                                             ----------------------    ----------------------
                                             Carrying    Estimated     Carrying    Estimated
                                              Amount     Fair Value     Amount     Fair Value
                                             --------    ----------    --------    ----------
11% Senior Notes                             $250,000     $280,650     $250,000     $270,625
12 1/2% Senior Discount Notes                 322,280      389,300      285,499      337,950
Credit facility - term loans                  300,000      300,000      150,000      151,343
Credit facility - revolver                    605,000      605,000           --           --
Vendor facility - Lucent                      983,299      983,299           --           --
Vendor facility - Nortel                      629,615      629,615           --           --
APC Senior Secured Term Loan
  Facility                                    220,000      220,000           --           --
APC Senior Secured Reducing Revolving
  Credit Facility                             141,429      141,429           --           --
FCC debt                                       90,355       98,470           --           --

At December 31, 1997, scheduled maturities of long-term debt and capital leases during each of the next five years are as follows (in thousands):

                                        Long-term   Capital
                                          Debt      Leases
                                        ---------   -------
         1998                           $  29,800   $ 5,411
         1999                              40,425     3,667
         2000                              53,624       591
         2001                             395,291        42
         2002                             583,113         -
                                                    -------
                                                      9,711

         Less interest                                 (898)
                                                    -------

         Present value of minimum
           lease payments                             8,813
                                                    =======


6.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - Minimum rental commitments as of December 31, 1997, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, for the next five years, are as follows (in thousands):

            1998                          $  135,124
            1999                             131,279
            2000                             104,658
            2001                              63,379
            2002                              21,254

Gross rental expense for cell and switch sites aggregated approximately $92.1 million and $13.1 million for the years ended December 31, 1997 and 1996, respectively. Gross rental expense for office space approximated $33.2 million, $11.4 million, and $0.7 million for the years ended December 31, 1997, 1996, and 1995, respectively. Certain cell and switch site leases contain renewal options (generally for terms of 5 years) that may be exercised from time to time and are excluded from the above amounts.

PROCUREMENT CONTRACTS - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent ) and Nortel for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

HANDSET PURCHASE AGREEMENTS - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1997 and 1996, the Company purchased $332.7 million and $85 million under the agreement, respectively. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into another three-year purchase and supply agreement with a second vendor for the purchase of handsets and other equipment totaling more than $600 million, with purchases that commenced in April, 1997. During 1997, the Company purchased $147.6 million under the agreement. The total purchase commitment must be satisfied by April 2000.

SERVICE AGREEMENTS - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001. The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

The Company has also entered into an agreement with a vendor to provide prepaid calling services. Monthly rates per minute of use are based on overall call volume. If the average minutes of use are less than monthly specified minimums, the Company is obligated to pay the difference between the average minutes used at the applicable rates and the monthly minimum. Monthly minimums range from $40,000 to $50,000 during the initial term. Certain installation and setup fees for processing and database centers are also included in the agreement and are dependent upon a need for such centers. The agreement extends through July 1999, with successive one-year term renewals, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

In January 1997, the Company entered into a four and one-half year contract for consulting services. Under the terms of the agreement, consulting services will be provided at specified hourly rates for a minimum number of hours. The total commitment is approximately $125 million over the term of the agreement.

LITIGATION - The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


7.   EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint through December 31, 1995. Amounts paid to Sprint relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $0.3 million in 1995.

The Company maintains short-term and long-term incentive plans. All salaried employees of Sprint Spectrum L.P. are eligible for the short-term incentive plan commencing at date of hire. Employees of APC are covered by the APC plans. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $20.0 million, $12.3 million, and $3.5 million for the years ended December 31, 1997, 1996, and 1995, respectively.

LONG-TERM COMPENSATION OBLIGATION - The Company has two long-term incentive plans, the 1996 Plan and the 1997 Plan. Employees meeting certain eligibility requirements are considered to be participants in each plan. Participants in the 1996 Plan will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants in the 1996 Plan elected either a payout of the amount due or converted 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term of the 1996 Plan will be made in the third quarter of 1998. Under the 1996 plan, appreciation units vest 25% per year commencing on the second anniversary of the date of grant and expire after a term of ten years. The 1997 Plan appreciation units vest 25% per year commencing on the first anniversary of the date of the grant and also expire after ten years. For the years ended December 31, 1997, 1996, and 1995, $18.1 million, $9.5 million, and $1.9 million, respectively, has been expensed under both plans. At December 31, 1997 a total of approximately 103 million units have been authorized for grant for both plans. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1997 and 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

SAVINGS PLAN - Effective January, 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which qualifies under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participant's discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $4.9 million and $1.1 million in 1997 and 1996, respectively.

APC also has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue code. All APC employees completing one year of service are eligible and may contribute up to 15% of their pretax earnings. APC matches 100% of the first 3% of the employee's contribution. Employees are immediately fully vested in APC's contributions. In addition, APC makes discretionary contributions on behalf of eligible participants in the amount of 2% of employee's compensation. Expenses relating to the employee savings plan have not been significant since the date of acquisition.

PROFIT SHARING (RETIREMENT) PLAN - Effective January, 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's retirement plan. Vesting occurs once a participant completes five years of service. For the years ended December 31, 1997 and 1996, expense under the profit sharing plan approximated $2.5 million and $0.7 million, respectively.

DEFERRED COMPENSATION PLAN FOR EXECUTIVES - Effective January, 1997, the Company established a non-qualified deferred compensation plan which permits certain eligible executives to defer a portion of their compensation. The plan allows the participants to defer up to 80% of their base salary and up to 100% of their annual short-term incentive compensation. The deferred amounts earn interest at the prime rate. Payments will be made to participants upon retirement, disability, death or the expiration of the deferral election under the payment method selected by the participant.


8.   RELATED PARTY TRANSACTIONS

BUSINESS SERVICES - The Company reimburses Sprint for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage.
Allocated expenses of approximately $10.5 million, $11.9 million, and $2.6 million are included in selling, general and administrative expense in the consolidated statements of operations for 1997, 1996, and 1995, respectively. In addition to the miscellaneous services agreement described above, the Company has entered into agreements with Sprint for invoicing services, operator services, and switching equipment. The Company is also using Sprint as its interexchange carrier, with the agreement for such services covered under the Holdings partnership agreement. Charges are based on the volume of services provided, and are similar to those that would be incurred with an unrelated third-party vendor.

APC - The Company entered into an affiliation agreement with APC in January 1995 which provides for the reimbursement of certain allocable costs and payment of affiliation fees. For the year ended December 31, 1997, the reimbursement of allocable costs of approximately $14.0 million is included in selling, general and administrative expenses. There were no reimbursements recognized in 1996 or 1995. Additionally, affiliation fees are recognized based on a percentage of APC's net revenues. During the year ended December 31, 1997, affiliation fees of $4.2 million are included in other income.

COX PCS - Concurrent with the execution of the partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the years ended December 31, 1997 and 1996, allocable costs of approximately $20.0 million and $7.3 million, respectively, are netted against selling, general and administrative expenses in the accompanying consolidated statements of operations. Of these total allocated costs, approximately $1.6 million and $7.3 million were included in receivables from affiliates in the consolidated balance sheets. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $31.2 million and $6 million at December 31, 1997 and 1996, respectively.

PHILLIECO, L.P. - The Company provides various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox. PhillieCo owns a PCS license for the Philadelphia MTA. During the year ended December 31, 1997, costs for services incurred during 1996 and 1997 of $36.3 million were allocated to PhillieCo. and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, affiliation fees are recognized based on a percentage of PhillieCo's net revenues. During the year ended December 31, 1997, affiliation fees of $0.3 million are included in other income in the accompanying consolidated statements of operations. The allocated costs and affiliate fees of $36.6 million are included in receivable from affiliates at December 31, 1997 and were paid during January 1998.
There were no such costs at December 31, 1996.

SPRINTCOM, INC. - The Company provides services to SprintCom, Inc. ("SprintCom"), an affiliate of Sprint. The Company is currently building out the network infrastructure in certain BTA markets where SprintCom was awarded licenses. Such services include engineering, management, purchasing, accounting and other related services. For the year ended December 31, 1997, costs for services provided of $29.1 million were allocated to SprintCom, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Of the total allocated costs, approximately $14.0 million are included in receivables from affiliates at December 31, 1997. No such costs were incurred in 1996.

PAGING SERVICES - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company and Sprint Communications Company L.P. ("Sprint Communications"). For the years ended December 31, 1997 and 1996, Sprint Communications received agency fees of approximately $10.6 million and $4.9 million, respectively.

ADVANCES FROM PARTNERS - In December 1996, the Partners advanced approximately $168 million to the Company, which was contributed to Cox PCS (Note 4). The advances were repaid in February 1997.

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands):

            1997                         First        Second       Third        Fourth
            ----                         -----        ------       -----        ------
     Operating revenues ...........     $  9,467     $ 25,386     $ 72,534     $141,220
     Operating expenses ...........      200,281      303,098      455,236      600,726
     Net loss .....................      188,884      287,664      420,914      665,925


            1996
            ----
     Operating revenues ...........     $     --     $     --     $     --     $  4,175
     Operating expenses ...........       30,978       46,897       87,135      195,038
     Net loss .....................       67,425       90,770      101,497      183,402


10.   SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Company reorganized operations under which certain field offices will be consolidated. Costs associated with this reorganization are expected to be recorded in the first quarter of 1998 and will consist primarily of severance pay, write-off of certain leasehold improvements and termination payments under lease agreements.

                          Independent Auditors' Report





To the Board of Directors and Shareholders of Telewest Communications plc


We have audited the accompanying consolidated balance sheet of Telewest Communications plc and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles in the United States of America.





KPMG Audit Plc
Chartered Accountants
Registered Auditors



March 19, 1998
London, England

Telewest Communications - US GAAP

Consolidated statements of operations

                                                                                         YEAR ENDED DECEMBER 31
                                                                              1997         1997          1996           1995
                                                                             $'000      L. '000       L. '000        L. '000
                                                                          (NOTE 2)
REVENUE
   Cable television                                                        262,698       159,918       121,224        64,740
   Telephony - residential                                                 273,748       166,645       125,013        57,597
   Telephony - business                                                     72,085        43,882        34,562        17,449
   Other (L. 3,573, L. 1,600 and L. 1,451 in 1997, 1996 and 1995,
      respectively, from related parties)                                   26,370        16,053         9,467         4,998
                                                                          --------      --------      --------      --------
                                                                           634,901       386,498       290,266       144,784
                                                                          --------      --------      --------      --------

OPERATING COSTS AND EXPENSES:
   Programming                                                            (153,496)      (93,441)      (69,906)      (32,194)
   Telephony                                                               (82,373)      (50,145)      (52,572)      (29,526)
   Selling, general, and administrative (including L. 1,170, L. 2,560 and L. 3,257 in 1997, 1996 and 1995, respectively, to related
      parties)                                                            (317,591)     (193,335)     (167,323)     (105,388)
  Depreciation                                                            (291,318)     (177,341)     (129,716)      (60,019)
  Amortization of goodwill                                                 (43,359)      (26,395)      (26,149)       (7,854)
                                                                          --------      --------      --------      --------
                                                                          (888,137)     (540,657)     (445,666)     (234,981)
                                                                          --------      --------      --------      --------
OPERATING LOSS                                                            (253,236)     (154,159)     (155,400)      (90,197)


OTHER INCOME/(EXPENSE):
  Interest income (including L. 3,178, L. 1,723 and L. 1,583 in 1997,
      1996 and 1995, respectively, from related parties)                    13,074         7,959        16,651        15,645
  Interest expense                                                        (232,805)     (141,721)     (105,172)      (26,649)
  Loss on disposal of interest rate swaps                                       --            --            --        (8,609)
  Foreign exchange losses, net                                             (38,676)      (23,544)       (2,838)      (14,575)
  Share of net losses of affiliates                                        (35,640)      (21,696)      (15,973)      (12,777)
  Gain/(loss) on disposal of assets                                          1,871         1,139           571          (419)
  Minority interests in profits of consolidated subsidiaries, net             (482)         (293)         (180)          (16)
  Other, net                                                                    --            --            --            82
                                                                          --------      --------      --------      --------
LOSS BEFORE INCOME TAXES                                                  (545,894)     (332,315)     (262,341)     (137,515)
Income tax expense (note 14)                                                  (225)         (137)          (50)          (16)
                                                                          --------      --------      --------      --------
NET LOSS                                                                  (546,119)     (332,452)     (262,391)     (137,531)
                                                                          --------      --------      --------      --------

Telewest Communications - US GAAP

                                                                              YEAR ENDED DECEMBER 31

                                                     1997                  1997                1996               1995
                                                      $*                   L. *                L. *               L. *
                                                (EXCEPT NUMBER                                               (except number
                                                  OF SHARES)                                                  of shares)
BASIC AND DILUTED LOSS PER ORDINARY SHARE
Weighted average number of ordinary shares
outstanding                                       927,567,600         927,567,600         925,425,473         861,424,848

BASIC AND DILUTED LOSS PER ORDINARY SHARE               (0.59)              (0.36)              (0.28)              (0.16)


See accompanying notes to the consolidated financial statements

* EXCEPT NUMBER OF SHARES

Telewest Communications - US GAAP

Consolidated balance sheets

                                                                                            DECEMBER 31
                                                                                 1997            1997            1996
                                                                                $'000          L. '000         L. '000
ASSETS                                                                       (note 2)
Cash and cash equivalents                                                      48,595          29,582          79,116
Trade receivables (net of allowance for doubtful accounts of
   L. 6,507 and L. 5,405)                                                      60,167          36,627          29,305
Other receivables (note 7)                                                     43,050          26,207          32,394
Prepaid expenses                                                               12,526           7,625           5,168
Investment in affiliates, accounted for under the equity method,
   and related receivables (note 8)                                            98,081          59,707          69,420
Other investments, at cost                                                     42,162          25,666          25,666
Property and equipment (less accumulated depreciation of
   L. 481,451  and L. 308,240)  (note 9)                                    2,801,658       1,705,520       1,447,194
Goodwill (less accumulated amortization of L. 64,301 and L. 37,907 )          765,342         465,905         491,290
Other assets (less accumulated amortization of L. 10,140 and L. 4,162)
  (note 11)                                                                    92,833          56,513          62,387
                                                                           ----------      ----------      ----------
TOTAL ASSETS                                                                3,964,414       2,413,352       2,241,940
                                                                           ----------      ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                               43,877          26,710          46,855
Other liabilities (note 12)                                                   326,345         198,664         190,200
Debt (note 13)                                                              2,255,516       1,373,054         879,351
Capital lease obligations (note 17)                                           124,080          75,534          54,390
                                                                           ----------      ----------      ----------
TOTAL LIABILITIES                                                           2,749,818       1,673,962       1,170,796
                                                                           ----------      ----------      ----------
MINORITY INTERESTS                                                              1,051             640             347
                                                                           ----------      ----------      ----------
SHAREHOLDERS' EQUITY (note 15)
Convertible preference shares, 10p par value;  661,000,000 shares
   authorized and 496,066,708 shares issued and outstanding                    81,489          49,607          49,607
Ordinary shares, 10p par value;  2,010,000,000 shares authorized;
   927,567,600 issued and outstanding in 1997 and 1996                        152,372          92,757          92,757
Additional paid-in capital                                                  2,189,533       1,332,887       1,332,887
Accumulated deficit                                                        (1,206,661)       (734,560)       (402,108)
                                                                           ----------      ----------      ----------
                                                                            1,216,733         740,691       1,073,143
Ordinary shares held in trust for the Telewest Restricted Share
    Scheme (note 16)                                                           (3,188)         (1,941)         (2,346)
                                                                           ----------      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                  1,213,545         738,750       1,070,797
                                                                           ----------      ----------      ----------
Commitments and contingencies (note 17)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  3,964,414       2,413,352       2,241,940
                                                                           ----------      ----------      ----------


See accompanying notes to the consolidated financial statements

Telewest Communications - US GAAP

Consolidated statements of cash flows

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997        1997        1996         1995
                                                                  $'000      L. '000     L. '000     L. '000
                                                                (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        (546,119)   (332,452)   (262,391)   (137,531)
Adjustments to reconcile Net loss to net
    cash provided by / (used in) operating
    activities:
Depreciation                                                     291,318     177,341     129,716      60,019
Amortization of goodwill                                          43,359      26,395      26,149       7,854
Amortization of deferred financing costs and issue discount
    on senior discount debentures                                127,280      77,482      74,104      16,605
Accrued interest on senior debentures                                 --          --          --       5,451
Unrealized loss on foreign currency translation                   38,676      23,544       2,838      14,575
Loss on disposal of interest rate swaps                               --          --          --       8,609
Share of net losses of affiliates                                 35,640      21,696      15,973      12,777
(Gain)/loss on disposals of assets                                (1,871)     (1,139)       (571)        419
Minority interests in profits of consolidated subsidiaries           482         293         180          16
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
      Change in receivables                                       (7,011)     (4,268)    (15,908)     (5,282)
      Change in prepaid expenses                                  (4,036)     (2,457)        953      (3,367)
      Change in accounts payable                                 (11,648)     (7,091)     (4,575)     (5,603)
      Change in other liabilities                                 38,825      23,635      51,668      19,206
Other                                                                 --          --          --        (356)
                                                                --------    --------    --------    --------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                4,895       2,979      18,136      (6,608)
                                                                --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                            (714,635)   (435,037)   (464,367)   (254,453)
Cash paid for acquisition of subsidiaries                           (999)       (608)    (14,167)     (3,232)
Additional investments in and loans to affiliates                (14,825)     (9,025)     (2,728)     (9,143)
Additions to other investments                                        --          --      (5,000)         --
Proceeds from disposals of assets                                  9,962       6,066       3,059         688
Other investing activities                                            --          --          --         335
                                                                --------    --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                           (720,497)   (438,604)   (483,203)   (265,805)
                                                                --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for credit facility arrangement costs                       --          --     (18,400)         --
Proceeds from debenture issue                                         --          --          --     754,812
Cash paid for foreign currency option                                 --          --          --     (88,070)
Repayment of borrowings                                           (3,901)     (2,375)       (937)   (157,930)
Cash paid for debenture issue costs                                   --          --        (829)    (20,574)
Cash paid for  share issue costs                                      --          --          --      (6,141)
Proceeds from borrowings                                         644,760     392,500     100,400          --
Capital element of finance lease repayments                       (6,523)     (3,971)     (1,231)     (1,291)
                                                                --------    --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        634,336     386,154      79,003     480,806
                                                                --------    --------    --------    --------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (81,266)    (49,471)   (386,064)    208,393
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        (103)        (63)        362       8,423
                                                                --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   129,964      79,116     464,818     248,002
                                                                --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          48,595      29,582      79,116     464,818
                                                                --------    --------    --------    --------


See accompanying notes to the consolidated financial statements

Telewest Communications - US GAAP

Consolidated statement of shareholders' equity

                                                   Convertible                      Shares  Additional   Accumulated
                                                    preference      Ordinary          held     Paid-in       deficit
                                                        shares        shares      in trust     Capital                       Total
                                                       L. '000       L. '000       L. '000     L. '000       L. '000       L. 'OOO
BALANCE AT DECEMBER 31, 1994                            15,300       84,824        (7,280)      686,276       (2,186)      776,934

Conversion of ordinary shares into
  convertible preference shares (see note 15)           11,227      (11,227)           --            --           --            --

Shares issued in connection with the
  acquisition of TCMN (see notes 5 and 15)              23,080       18,399            --       636,695           --       678,174

Accrued employee compensation
  relating to the Telewest Restricted Share Scheme          --           --         5,171            --           --         5,171

Net Loss                                                    --           --            --            --     (137,531)     (137,531)

BALANCE AT DECEMBER 31, 1995                            49,607       91,996        (2,109)    1,322,971     (139,717)    1,322,748

Ordinary shares issued                                      --          761            --         9,916           --        10,677

Accrued employee compensation
  relating to the Telewest Restricted  Share Scheme         --           --          (237)           --           --          (237)

Net loss                                                    --           --            --            --     (262,391)     (262,391)

BALANCE AT DECEMBER 31, 1996                            49,607       92,757        (2,346)    1,332,887     (402,108)    1,070,797

Accrued employee compensation
  relating to the Telewest Restricted Share Scheme          --           --           405            --           --           405

Net loss                                                    --           --            --            --     (332,452)     (332,452)
                                                    ----------   ----------    ----------    ----------   ----------    ----------
BALANCE AT DECEMBER 31, 1997                            49,607       92,757        (1,941)    1,332,887     (734,560)      738,750
                                                    ----------   ----------    ----------    ----------   ----------    ----------

Telewest Communications - US GAAP

Notes to the consolidated financial statements

Years ended December 31, 1997 and 1996

1)      ORGANIZATION AND HISTORY

        Telewest Communications plc ("the Company") is a cable television and telephony operator which offers these services to business and residential customers in the United Kingdom ("UK"). The Company derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Company derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The cable television and telephony services account for approximately 41% and 54%, respectively, of the Company's revenue. This revenue is predominantly derived from residential, rather than business, customers.

        The Company was incorporated on October 20, 1994 under the laws of England and Wales in preparation for the October 2,1995 internal reorganization of Telewest Communications Cable Limited ("TCCL"), then called Telewest Communications plc, and its subsidiaries whereby the entire issued share capital of TCCL was transferred to the Company in exchange for fully paid up shares of the Company. TCCL had traded since November 22, 1994 when affiliates of Tele-Communications, Inc. (the "TCI Affiliates") and affiliates of US WEST (the "US WEST Affiliates") contributed their UK cable interests to TCCL (the "Contribution"). These interests were previously held by the TCI Affiliates and US WEST Affiliates through TCI/US Cable Communications Group, a general partnership. TCI/US WEST Cable Communications Group and its subsidiaries collectively are referred to herein as the "Joint Venture" and the TCI Affiliates and US WEST Affiliates collectively are referred to herein as the "Joint Venturers".

2)      BASIS OF PREPARATION

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

        The economic environment and currency in which the Company operates is the UK and hence its reporting currency is Pounds Sterling (L.).
        Certain financial information for the year ended December 31, 1997 has also been translated into US Dollars, with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.6427 = L. 1.00, the Noon Buying Rate of the Federal
        Reserve Bank of New York on December 31, 1997. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Impairment of Long-Lived Assets. Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon adoption of this standard, the company evaluated its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary and determined that no material impairment of these assets existed at January 1, 1996, and, accordingly, no loss was recognized. The company believes that no material impairment existed at December 31, 1997.

        Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortized over the acquisition's useful life or over a maximum period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if projected future operating cashflows are not achieved. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cashflows using a discount rate reflecting the Company's cost of funds.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include highly-liquid investments with original maturities of three months or less that are readily convertible into cash.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        FINANCIAL INSTRUMENTS

        The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps"). Such contracts are used to hedge against adverse changes in foreign currency exchange rates associated with obligations denominated in foreign currency. The foreign currency option and Foreign Currency Swaps are recorded on the balance sheet in other assets or other liabilities at their fair value at the reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the consolidated statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

        Interest swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method, Net income or expense resulting from the differential between floating and fixed rate interest payments is recorded on an accruals basis. To the extent that the interest rate swap agreements are delaying starting, net income or expense is not recognized until the effective date of the agreement.

        Other interest rate swaps which are held as trading assets are recorded on the consolidated balance sheet at their fair value at the end of each reporting period with changes in their fair value being recorded as gains and losses in the consolidated statement of operations.

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

        ADVERTISING COSTS

        Advertising costs are expensed as incurred. The amount of advertising costs expensed was L. 25,920,000, L. 24,846,000, and L. 10,246,000 for
        the years ended 31 December 1997, 1996, and 1995, respectively.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost, including the historical carryover basis cost from the Contribution. Except during the pre-maturity period as described below, depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal installments over their estimated useful economic lives as follows:

        Freehold and long leasehold buildings                                  50 years
        Cable and ducting                                                      20 years
        Electronic equipment
        -      Systems electronics                                              8 years
        -      Switching equipment                                              8 years
        -      Subscriber electronics                                           5 years
        -      Headend, studio, and playback facilities                         5 years
        Other equipment
        -      Office furniture and fittings                                    5 years
        -      Motor vehicles                                                   4 years

        During the pre-maturity period, depreciation of cable and ducting and system electronics is charged monthly to write off the estimated cost at the end of the pre-maturity phase over a useful life of 20 and 8 years, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No 51, "Financial Reporting by Cable Television Companies", the monthly charge is scaled down by a ratio of average customers in the current period to the estimated customer base at the end of the pre-maturity period. The pre-maturity period covers the period between connecting the first customer and substantial completion of the network.

        Pre-construction costs which are included within cable and ducting are amortized over the life of the franchise from the date of the first customer.

        The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under SFAS No 51.

        The estimated useful lives of cable and ducting and systems electronics were reassessed with effect from January 1, 1996, and were changed from 25-30 years and 10 years to 20 years and 8 years,

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        respectively. The net book value of these assets are being written off over their revised estimated remaining lives.

        In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from cable and ducting to electronics to be consistent with the classification of activation materials. The assets are now depreciated over 8 years rather than 20 years.

        FRANCHISE COSTS

        Expenditure incurred on successful applications for franchise licences is included in property and equipment and is amortized over the remaining life of the original franchise term. Costs relating to unsuccessful applications are charged to the consolidated statement of operations.

        DEFERRED FINANCING COSTS

        Costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation.

        MINORITY INTERESTS

        Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

        FOREIGN CURRENCIES

        Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

        REVENUE RECOGNITION

        Revenue is recognized as services are delivered. Other revenues include connection fees which are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that customers are expected to remain connected to the system.

        PENSION COSTS

        The Company operates a defined contribution scheme or contributes up to specified limits to third-party schemes on behalf of the employees. The amount included in losses in 1997, 1996 and 1995 of L. 2,801,000, L. 2,580,000, and L. 1,538,000, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        INCOME TAXES

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

        SHARE-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for share-based employee compensation plans at fair value. The Company has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's share at the date of the grant over an employee must pay to acquire the shares.

        Share purchased by the trustees in connection with the Telewest Restricted Share Scheme, are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the consolidated balance sheet. This equity account is reduced when the shares are awarded to employees based on the original cost of the shares to the trustees. The value of awards of ordinary shares to be made to employees in future years is charged to the consolidated statement of operations to the extent that the awards have been awarded to and earned by employees in the current accounting period. The value of shares which have been awarded to, but have not been earned by employees is included as deferred compensation expense within other assets.

        NEW ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY

        EARNINGS PER SHARE AND CAPITAL STRUCTURE

        The Company adopted the provisions of SFAS No. 128, "Earnings per Share." This Statement required that all prior-period earnings per share calculations be restated to conform with the provisions of this statement. Basic earnings per share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all dilutive potential ordinary shares outstanding during the period and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential ordinary shares. There is no difference in net income and number of shares used for basic and diluted net income per ordinary share, as potential ordinary share equivalents are not included in the computation as their effect would be to decrease the loss per share.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        COMPREHENSIVE INCOME

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company is currently reviewing the likely impact on the classification of items included in the shareholders' equity.

        SEGMENT INFORMATION

        In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements.

        PENSIONS AND OTHER POST-RETIREMENT BENEFITS

        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and other Post-retirement Benefits" (SFAS No. 132" ). SFAS No. 132 revises disclosure requirements about employers' pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The company has not determined the impact that SFAS No. 132 will have on its pension and other post-retirement benefit disclosures.

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS

        FOREIGN CURRENCY OPTION CONTRACT

        At December 31, 1997, the Company held a Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount at maturity of its US Dollar-denominated Senior Discount Debentures due 2007 ("Senior Discount Debentures"). The expiration date of this option contract is September 28, 2000. The put option has a strike price at expiration of L. 1.00 = US$1.4520. The foreign currency option has been included in other assets at its fair value on December 31, 1997.

        FOREIGN CURRENCY SWAP

        The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount of its US Dollar-denominated Senior Debentures due 2006 ("Senior Debentures"). The terms of the contract provided for the Company to make an initial exchange of principal of US$300,000,000 in exchange for
        L. 196,078,000. On expiration on October 1, 2000, the initial principal amounts will be re-exchanged. The interest element of the Foreign Currency Swap requires the Company to make Pounds Sterling fixed-rate interest payments and to receive US Dollar fixed-rate interest payments on the initial exchange amounts on a semi annual basis. The foreign currency swap contract has been included in other liabilities at its fair value on December 31, 1997.

        INTEREST RATE SWAPS

        The Company has also entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on its senior secured credit facility ("Senior Secured Facility"). The effective dates of the swap agreements are January 2, 1997 and March 3, 1997, and the agreements mature on December 31, 2001 and March 28, 2002. The aggregate notional principal amount of the swaps adjusts upwards on a semi-annual basis to a maximum of L. 750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR rate and pays a fixed interest rate in the range of 7.835-7.975%.

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS (CONTINUED)

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of an estimate of the fair values of certain financial instruments. SFAS No. 119 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

        At 31 December 1997, the Company's significant financial instruments include cash and cash equivalents, trade receivables, a foreign currency option contract, a Foreign Currency Swap, interest rate swap agreements, trade payables and long-term borrowings. The following table summarizes the fair value of the foreign currency option contract, the Foreign Currency Swap, the interest rate swap agreement, the Senior Discount Debentures and the Senior Debentures. The fair value of the other financial instruments held by the Company approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table.

                                           AT DECEMBER 31, 1997      At December 31, 1996

                                          CARRYING   FAIR VALUE     Carrying  Fair value
                                           AMOUNT                    amount
                                           L. '000    L. '000       L. '000    L. '000
          Assets:

          Foreign currency option
            contract                       26,145      26,145       25,828      25,828


          Liabilities:

          Interest rate swap agreements        --      25,543           --        4,776
          Foreign Currency Swap            18,039      18,039       26,481       26,481
          Senior Discount Debentures      696,954     729,532      600,799      621,367
          Senior Debentures               182,626     189,931      175,203      179,582

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS (CONTINUED)

        FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

        The estimated fair value of the foreign currency option contract, the interest rate swap agreements and the Foreign Currency Swap are based on quotations received from independent, third party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates and counter-party credit risk. The estimated fair values of the Senior Discount Debentures and the Senior Debentures are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

        MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

        Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Company is not exposed to such market risk because gains and losses on the financial instruments are offset by gains and losses on the underlying assets and liabilities.

        The Company may be exposed to potential losses due to the credit risk of non-performance by the counter-parties to its foreign currency option, interest rate swap agreements and Foreign Currency Swap contract, however such losses are not anticipated as these counter-parties are major international financial institutions.

        Temporary cash investments also potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risks." The Company places its temporary cash investments with major international financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

        At December 31, 1997, the Company had no significant concentration of credit risk.

Telewest Communications - US GAAP

 (5)    BUSINESS COMBINATIONS

        On January 10, 1996, the Company acquired the entire issued share capital of Telewest Communications (Worcester) Limited, then called Bell Cablemedia (Worcester) Limited and owner of the Worcester cable franchise for cash consideration of L. 9,849,000. Telewest Communications (Worcester) Limited was otherwise a dormant company with net assets of L. 2 representing its called up share capital. This acquisition had been accounted for under the purchase method of accounting. The goodwill arising on acquisition was L. 9,849,000 and is being amortised on a straight-line basis over 20 years.

        During 1996, the Company made various other minor acquisitions, largely for share consideration. The goodwill arising on these acquisitions was
        L. 11,708,000 and is being amortised on a straight-line basis over 20 years.

        On October 3, 1995, the Company acquired the entire share capital of Telewest Communications Midlands & North West) Limited ("TCMN"), then called SBC CableComms (UK), a company which holds cable television and telephony interests in the UK, from an affiliate of Cox Communications, Inc. and affiliates of SBC Communications, Inc. in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. The value attributable to the shares issued was L. 1.635 per share, being the market price of the shares on June 8, 1995, the day the terms of the acquisition were agreed to and announced. The fair value of the share consideration using this share price was L. 678,174,000. The aggregate cost of acquisition was L. 689,878,000 including the costs of acquisition. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition is
        L. 464,872,000 and is being amortized on a straight-line basis over 20 years.

Telewest Communications - US GAAP

(6)     SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

        Cash paid for interest was L. 63,479,000, L. 25,795,000 and L. 6,041,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Significant non-cash investing activities of the Company are described below. The amounts stated for 1996 represent the purchase of former minority shareholders' interests in certain UK cable interests held by the Company. The amounts stated for 1995 represent the purchase of TCMN for largely share consideration as described in Note 5 to the consolidated financial statements.

                                                        1997         1996        1995
                                                      L. '000      L. '000     L. '000
        Purchase/contribution of cable interests:
           Assets                                          --           --      428,080
           Liabilities assumed                             --           --      (45,144)
           Debt assumed                                    --           --     (157,930)
                                                     --------     --------     --------
        Net assets acquired/contributed                    --           --      225,006
        Goodwill on acquisition                            --        9,874      464,872
                                                     --------     --------     --------
                                                           --        9,874      689,878
                                                     --------     --------     --------
        Share consideration/capital contribution           --        9,869      678,174
        Costs of acquisition                               --            5       11,704
                                                     --------     --------     --------
                                                           --        9,874      689,878
                                                     --------     --------     --------

Telewest Communications - US GAAP

(7)     OTHER RECEIVABLES

                                                        At December 31

                                                        1997       1996
                                                       L. '000    L. '000
        Value Added Tax refund                          4,567     10,633
        Interconnection receivables                     1,505      3,865
        Interest receivable                               807         63
        Accrued income                                  8,290      4,356
        Prepaid expenses                                3,161      5,714
        Other                                           7,877      7,763
                                                       ------     ------
                                                       26,207     32,394
                                                       ------     ------

(8)     INVESTMENTS

        The Company has investments in affiliates accounted for under the equity method at December 31, 1997 and 1996 as follows:

                                                       Percentage ownership
                                                         At December 31,
                                                        1997         1996
         Cable London plc                              50.00%       50.00%

         Birmingham Cable Corporation Limited          27.47%       27.47%

         London Interconnect Limited                   16.67%       16.67%

         Central Cable Sales Limited                   50.00%       50.00%

         Front Row Television Limited                  40.00%       --

        The Company has accounted for its investment in London Interconnect Limited under the equity method because it is in a position to exercise a significant influence over London Interconnect Limited.

Telewest Communications - US GAAP

        Summarized combined financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

        COMBINED FINANCIAL POSITION

                                                         AT DECEMBER 31
                                                        1997         1996
                                                       L. '000     L. '000
       Property and equipment, net                     429,161     391,183
       Intangible assets, net                            4,859       3,845
       Other assets, net                                30,249     105,475
                                                       -------     -------
       TOTAL ASSETS                                    464,269     500,503
                                                       -------     -------

       Debt                                            293,492     281,500
       Other liabilities                                98,758      91,947
       Owners' equity                                   72,019     127,056
                                                       -------     -------
       TOTAL LIABILITIES AND EQUITY                    464,269     500,503
                                                       -------     -------

COMBINED OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                         1997           1996
                                                        L. '000       L. '000
       Revenue                                          120,468        98,329
       Operating expenses                              (150,768)     (124,358)
                                                       --------      --------
       Operating loss                                   (30,300)      (26,029)
       Interest  expense                                (26,311)      (15,945)
                                                       --------      --------
       NET LOSS                                         (56,611)      (41,974)
                                                       --------      --------

        The Company's investments in affiliates are comprised as follows:

                                                          DECEMBER 31,
                                                        1997       1996
                                                       L. '000    L. '000
       Loans                                           39,863     29,089
       Share of net assets                             19,844     40,331
                                                       ------     ------
                                                       59,707     69,420
                                                       ------     ------

Telewest Communications - US GAAP

        Any excess of the purchase cost over the value of the net assets acquired is treated as goodwill and amortized over 20 years on a straight-line basis.

(9)     PROPERTY AND EQUIPMENT

                                                                 CABLE AND       ELECTRONIC          OTHER
                                         LAND     BUILDINGS        DUCTING        EQUIPMENT       EQUIPMENT           TOTAL
                                      L. '000       L. '000        L. '000          L. '000         L. '000         L. '000
ACQUISITION COSTS
Balance at January 1, 1997              4,223         45,956       1,101,961         489,835         113,459       1,755,434
Reclassification                           --            (62)       (118,331)        117,954             439              --
Additions                                  11          8,683         280,814         101,204          49,882         440,594
Disposals                                  --             --            (182)           (556)         (8,319)         (9,057)
                                   ----------     ----------      ----------      ----------      ----------      ----------
  Balance at December 31, 1997          4,234         54,577       1,264,262         708,437         155,461       2,186,971
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACCUMULATED DEPRECIATION
Balance at January 1, 1997                 --          7,378         121,181         130,483          49,198         308,240
Reclassification                           --             --         (12,792)         12,792              --              --
Charge for year                            --          3,824          59,324          88,502          25,691         177,341
Disposals                                  --             --            (182)           (229)         (3,719)         (4,130)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1997               --         11,202         167,531         231,548          71,170         481,451
                                   ----------     ----------      ----------      ----------      ----------      ----------
1997 NET BOOK VALUE                     4,234         43,375       1,096,731         476,889          84,291       1,705,520
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACQUISITION COSTS
Balance at January 1, 1996              4,223         36,005         766,866         359,617          79,239       1,245,950
Additions                                  --          9,951         335,844         130,783          39,012         515,590
Disposals                                  --             --            (749)           (565)         (4,792)         (6,106)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1996            4,223         45,956       1,101,961         489,835         113,459       1,755,434
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACCUMULATED DEPRECIATION
Balance at January 1, 1996                 --          4,920          74,532          70,810          31,880         182,142
Charge for year                            --          2,458          47,374          60,220          19,664         129,716
Disposals                                  --             --            (725)           (547)         (2,346)         (3,618)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1996               --          7,378         121,181         130,483          49,198         308,240
                                   ----------     ----------      ----------      ----------      ----------      ----------
1996 NET BOOK VALUE                     4,223         38,578         980,780         359,352          64,261       1,447,194
                                   ----------     ----------      ----------      ----------      ----------      ----------

Telewest Communications - US GAAP

Cable and ducting consists principally of civil engineering and fibre optic costs. In addition, cable and ducting includes net book value of pre-construction and franchise costs of L. 9,807,000 and L. 13,220,000 as of December 31, 1997 and 1996, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures, leasehold improvements.

(10)    VALUATION AND QUALIFYING ACCOUNTS

                                               ADDITIONS CHARGED
                                                      TO
                         BALANCE AT    ACQUISITION OF   COSTS AND                   BALANCE AT
                          JANUARY 1              TCMN    EXPENSES       DEDUCTIONS DECEMBER 31
                            L. '000           L. '000     L. '000          L. '000     L. '000
       1997
       Allowance for
       doubtful accounts      5,405               --        8,815          (7,713)      6,507
                             ------           ------       ------          ------      ------

       1996
       Allowance for
       doubtful accounts      4,695               --        9,020          (8,310)      5,405
                             ------           ------       ------          ------      ------

       1995
       Allowance for
       doubtful accounts      1,736            1,063        5,920          (4,024)      4,695
                             ------           ------       ------          ------      ------

(11)    OTHER ASSETS

        The components of other assets, net of amortization, are as follows:

                                                                             At December 31
                                                                            1997       1996
                                                                          L. '000    L. '000
       Deferred financing costs of debentures                              13,770     17,510
       Deferred financing costs of Senior Secured Facility                 15,963     18,186
       Foreign currency option contract                                    26,145     25,828
       Other                                                                  635        863
                                                                           ------     ------
                                                                           56,513     62,387
                                                                           ------     ------

(12)    OTHER LIABILITIES

        Other liabilities are summarised as follows:

                                                                              AT DECEMBER 31
                                                                             1997        1996
                                                                           L. '000     L. '000
       Amounts due to affiliated or other related parties                       61       1,901
       Accrued interest                                                     13,641       8,921
       Accrued construction costs                                           30,235      36,397
       Accrued expenses and deferred income                                112,198      82,938
       Foreign Currency Swap                                                18,039      26,481
       Other liabilities                                                    24,490      33,562
                                                                           -------     -------
                                                                           198,664     190,200

Telewest Communications - US GAAP

(13)    DEBT

        Debt is summarized as follows at December 31, 1997 and 1996:

                                                          Weighted average                   1997             1996
                                                           interest rate                  L. '000          L. '000
                                                          1997       1996
        Senior Debentures                                 9.625%     9.625%               182,626          175,203
        Senior Discount Debentures                       11.000%    11.000%               696,954          600,799
        Senior Secured Facility                           9.071%     8.281%               492,500          100,000
        Other debt                                        8.719%     7.790%                   974            3,349
                                                                                         --------         --------
                                                                                        1,373,054          879,351
                                                                                         --------         --------

        SENIOR DEBENTURES

        In October 1995, the Company issued US$300,000,000 principal amount of Senior Debentures with a yield to maturity of 9.625%. The cash consideration received at the date of issue was L. 188,703,000. The Senior Debentures mature on October 1, 2006. Interest on the Senior Debentures accrues semi annually and is payable in arrears. The Senior Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 104.813% of the principal amount during the year commencing October 1, 2000, 102.406% of the principal amount during the year commencing October 1, 2001, and thereafter at 100% of the principal amount plus accrued and unpaid interest.

        The Senior Debentures and the Senior Discount Debentures, which are described below, were issued to finance working capital, capital expenditure, foreign currency swap and options to hedge against adverse fluctuations in exchange rates, and additional investments in affiliated companies. A portion of the net proceeds of the issue also was used to repay the L. 157,930,000 indebtedness outstanding under the loan facility held by TCMN at the date that it was acquired by the Company.

        The indenture under which the Senior Debentures were issued contains various covenants which among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Company was in compliance with the covenants at December 31, 1997.

Telewest Communications - US GAAP

(13)    DEBT (CONTINUED)

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

        SENIOR DISCOUNT DEBENTURES

        In October 1995, the Company issued US$1,536,413,000 principal amount at maturity of Senior Discount Debentures with a yield to maturity of 11%. The cash consideration received at the date of issue was L. 566,109,000 (US$900,000,000). At December 31, 1997, the unamortized portion of the discount on issue was L. 238,344,000 (US$391,528,000). The Senior Discount Debentures mature on October 1, 2007. Interest on the Senior Discount Debentures accrues semi annually. Cash interest will not accrue on the Senior Discount Debentures prior to October 1, 2000 and is thereafter payable in arrears on April 1 and October 1 of each year at a rate of 11% per annum. The Senior Discount Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 100% of the principal amount plus accrued and unpaid interest.

        The indenture under which the Senior Discount Debentures were issued contains various covenants as set out for the Senior Debentures above and the Company was in compliance with such covenants at December 31, 1997.

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

        SENIOR SECURED FACILITY

        During 1996 a subsidiary of the Company entered into a senior secured facility (the "Senior Secured Facility") with a syndicate of banks. The facility is available to finance the capital expenditure, working capital requirements and other permitted related activities involving the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South and South West Regional Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licenses or franchises which may become available and to refinance advances and the payment of interest, fees, and expenses in respect of the Senior Secured Facility.

Telewest Communications - US GAAP

        The facility is divided into two tranches: the first portion (Tranche A) is available on a revolving basis for up to L. 300 million, reducing to
        L. 100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualised consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortising over 5 years. The aggregate drawing at any time under both tranches cannot exceed L. 1.2 billion. At December 31, 1997 L. 125 million (1996:$100 million) was outstanding under Tranche A, and L. 367.5 million under Tranche B (1996:$nil)

        Borrowings under the facility are secured by the assets of the Company, including the partnership interests and shares of subsidiaries, and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B.

(13)    DEBT (CONTINUED)

        Since 31 December 1997, this facility has been restructured with revised financial covenants, a reduction in the amount available under the facility from $1,200 million to $1,000 million, and a supplementary
        L. 100 million revolving credit facility secured with a second fixed and floating charge, and interest costs on the latter ranging from 3.5% - 5.5% above LIBOR

        The Company's ability to borrow under the facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein.

        The Company was in compliance with the covenants at December 31,1997.

        OTHER DEBT

        Other debt is represented by property loans which are secured on freehold land and buildings held by the Company which matures from 1998 onwards. The property loans bear interest at a rate of between 1.00% and 1.50% above LIBOR.

Telewest Communications - US GAAP

(14)    INCOME TAXES

        Loss before income taxes is solely attributable to the UK:

        The provisions for income taxes follow:

                                            YEAR ENDED DECEMBER 31,
                                            1997      1996     1995
                                           L. '000  L. '000  L. '000
       Currently payable                     137      50      16
                                             ---     ---     ---

        A reconciliation of income taxes determined using the statutory UK rate of 31.5% (1996:33%) to the effective rate of income tax is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       1997          1996         1995
                                                                                        %             %             %
        Corporate tax at UK statutory rates                                           (31.5)         (33)         (33)
        Permanent differences                                                            0.5            1            3
        Valuation allowance and other temporary differences                               29           30           26
        Share of losses of affiliates                                                      2            2            4
                                                                                    --------      -------      -------
                                                                                          --           --           --
                                                                                    ========      =======      =======

Telewest Communications - US GAAP

(14)    INCOME TAXES (continued)

        Deferred income tax assets and liabilities at December 31, 1997 and 1996 are summarised as follows:

                                                                     1997          1996
                                                                  L. '000       L. '000
       Deferred tax assets relating to:
       Fixed assets                                                79,100            --
       Net operating loss carried forward                         181,800       310,300
       Other                                                        2,400         3,400
                                                                 --------      --------
       Deferred tax asset                                         263,300       313,700

       Valuation allowance                                       (247,400)     (175,200)
                                                                 --------      --------

       Deferred tax liabilities relating to:                       15,900       138,500
                                                                 --------      --------
       Fixed assets                                                    --      (110,600)
       Other                                                      (15,900)      (27,900)
                                                                 --------      --------
       Deferred tax liabilities                                   (15,900)     (138,500)
                                                                 --------      --------
       DEFERRED TAX ASSET PER BALANCE SHEET                            --            --
                                                                 --------      --------

        At December 31 1997 the company estimates that it has subject to Inland Revenue agreement, net operating losses ("NOLS") of L. 587,000,000 available to relieve against future profits. This excludes capital allowances on assets which were available to the company, but had not been claimed.

        Due to a history of operating losses the company has established a valuation allowance with respect to deferred tax assets, except to the extent of deferred tax liabilities.

        The NOLs have an unlimited carry-forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

Telewest Communications - US GAAP

(15)    SHAREHOLDERS' EQUITY

        MOVEMENTS IN SHARE CAPITAL

        In 1996 the Company issued 7,604,200 ordinary shares at 10 pence each for the following consideration: an additional 0.25% of the ordinary shares of Cable London plc, the surrender by Trans-Global (UK) Limited of is option to acquire 9.9% of equity in the South East Regional Franchise Area, and the remaining 20% of the ordinary shares of Telewest Communications (Cotswolds) Limited held by a minority interest.

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

Telewest Communications - US GAAP

(16)    SHARE-BASED COMPENSATION PLANS

        At December 31, 1997, the Company operates five types of share-based compensation plans: the Telewest Executive Share Option Schemes, the Telewest Sharesave Schemes, and the Telewest Restricted Share Scheme, as replaced in 1997 by the Telewest Long Term Incentive Plan ("LTIP") and an Equity Participation Plan ("EPP").

        The Company applies APB Opinion Bulletin No. 25 and related interpretations in accounting for its share-based compensation plans. Accordingly, no compensation cost has been charged to the consolidated statement of operations in respect of performance-based option grants since the options do not have exercise prices less than the market value of the Company's ordinary shares. Compensation cost has been recognized for fixed option grants since the options have exercise prices less than the market value of the Company's ordinary shares at the date of grant. Compensation cost has also been recognized for awards over ordinary shares made in under the Telewest Restricted Share Scheme since the awards have no exercise price. Compensation cost recognized for fixed option grants and awards under the Telewest Restricted Share Scheme was (L.496,000), L.1,380,000, and L.1,334,000 for 1997, 1996, and 1995,
        respectively. If compensation costs for share option grants and awards under the Telewest Restricted Share Scheme and LTIP Scheme had been determined based on their fair value at the date of grant for 1997 and 1996 consistent with the method prescribed by SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and basic and diluted loss per share would have been adjusted to the pro forma amounts set out below:

                                                                                1997          1996           1995
                                                                             L. '000       L. '000        L. '000
        Net loss             - As reported                                  (332,452)     (262,391)     (137,531)
                             - Proforma                                     (336,737)     (264,579)     (138,468)

                                                                                1997          1996          1995
                                                                                  L.            L.            L.
        Loss per share       - As reported                                     (0.36)        (0.28)        (0.16)
                             - Proforma                                        (0.36)        (0.29)        (0.16)

        PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS

        The Company has two performance-based share option plans: the Telewest 1995 (No. 1) Executive Share Option Scheme and the Telewest 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and key employees are granted options to purchase ordinary shares of the Company. The exercise price of each option generally equals the market price of the Company's ordinary shares on the date of grant. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the Company's shares outperforming by price the FT-SE100 Index over any three year period preceding exercise. The Company may grant options for up to 92,000,000 ordinary shares.

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a weighted-average risk-free interest rate of 6.8, 8.1 and 8.3 percent used for grants in 1997, 1996 and 1995, respectively, and an expected volatility of between 30 and 45 percent used for grants in these years. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

        A summary of the status of the Company's performance-based share option plan as of December 31, 1997, 1996, and 1995, the first year in which the options were granted, and changes during the years ended on those dates is presented below:

        PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS (continued)

                                                            1997                      1996                       1995
                                                                WEIGHTED                   Weighted                    Weighted
                                                    NUMBER       AVERAGE        Number      average       Number        average
                                                        OF      EXERCISE            of     exercise           of       exercise
                                                    SHARES         PRICE        shares        price       shares          price
        Outstanding at beginning of year           11,238,852      153.0p      8,645,229     160.4p              --          --
        Granted                                     8,994,654       83.7p      4,121,474     140.9p       8,871,398       160.3p
        Forfeited                                  (1,205,075)     147.1p     (1,527,851)    162.6p        (226,169)      158.0p
                                                  -----------                -----------                -----------
        Outstanding at end of year                 19,028,431      120.6p     11,238,852     153.0p       8,645,229       160.4p
                                                  -----------                -----------                -----------
        Options exercisable at year-end             3,375,739      152.3p      1,023,042     154.3p              --          --
        Weighted-average fair value of
           options granted during the year               50.4p                      75.6p                      86.0p

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 1997.

                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                   Number         Weighted-                             Number
              Range of     outstanding at           average        Weighted-     exercisable at       Weighted-
       exercise prices        31 December         remaining          average        31 December         average
                                     1997  contractual life   exercise price           1997      exercise price
           71.0-73.0p           2,666,913         7.4 years            72.6p

          82.5p-83.0p           5,297,509         7.6 years            82.9p

          117.5-118.0p            765,847         9.2 years           117.5p

          135.0-141.0p          3,674,467         6.2 years           140.6p           1,293,086          140.8p

          154.5-155.5p          4,842,914         4.8 years           154.5p           1,502,527          154.6p

          171.5-173.5p          1,780,781         5.9 years           172.4p             580,126          171.9p

           71.0-173.5P         19,028,431         6.5 years           120.6P           3,375,739          152.3P

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

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        FIXED SHARE OPTION COMPENSATION PLANS (continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a weighted-average risk-free interest rate of 6.95 percent, 7.4 percent, and 7.2 percent, used for grants in 1997, 1996 and 1995, respectively and an expected volatility of between 30 and 45 percent. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

        A summary of the status of the Company's fixed share option plan as of December 31, 1997, 1996, and 1995 and the changes during the years ended on those dates is presented below:

                                                    1997                        1996                       1995
                                              NUMBER      WEIGHTED       Number      Weighted       Number      Weighted
                                                  OF       AVERAGE           of       average           of       average
                                              SHARES      EXERCISE       shares      exercise       shares      exercise
                                                             PRICE                      price                      price
         Outstanding at beginning of
         year                                 4,076,635     119.8p       3,345,941      139.6p      1,666,534      150.0p
         Granted                              5,341,783      58.0p       2,165,009      102.5p      2,168,157      134.0p
         Forfeited                           (2,450,243)    120.7p      (1,434,315)     139.8p       (488,750)     150.0p
                                             ----------                -----------                 ----------
         Outstanding at end of year           6,968,175      72.1p       4,076,635      119.8p      3,345,941      139.6p
                                             ----------                -----------                 ----------
         Options exercisable at year-end             --                         --                         --
         Weighted-average fair value of
           options granted during the
            year                                   42.7p                      49.7p                      79.3p

        The following table summarizes information about the Company's fixed share options outstanding at December 31, 1997.

                  Options outstanding
                                        Number       Weighted-average
                                outstanding at              Remaining
           Exercise price     31 December 1997       Contractual life
                    58.0p          5,341,783              3.6 years

                   102.5p            941,444              2.6 years

                   134.0p            404,256              3.6 years

                   150.0p            280,692              2.6 years
         ---------------       -------------          -------------

          58.0P - 150.0 p          6,968,175              3.4 YEARS

Telewest Communications - US GAAP

        TELEWEST RESTRICTED SHARE SCHEME

        The Company operates the Telewest Restricted Share Scheme in conjunction with an employment trust, the Telewest Employees Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company based on the performance of the Company. Under the Telewest Restricted Share Scheme, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards made for no consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest. Awards granted under the Telewest Restricted Share Scheme may be made over a maximum of 4,000,000 ordinary shares of the Company.

        The fair value of each award is the share price of the ordinary shares on the date the award was made.

        A summary of the status of the Company's Restricted Share Scheme at December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                          1997            1996            1995
                                                     NUMBER OF       Number of       Number of
                                                        SHARES          shares          shares
          Outstanding at beginning of year           2,648,433       2,616,857              --
          Granted                                      377,975         328,297       2,857,191
          Exercised                                 (1,123,324)        (62,920)             --
          Forfeited                                   (155,922)       (233,801)       (240,334)
                                                    ----------      ----------      ----------
          Outstanding at end of year                 1,747,162       2,648,433       2,616,857

                                                    ----------      ----------      ----------
                                                       924,008         646,341          49,867
          Awards exercisable at year end                    --              --              --

          WEIGHTED-AVERAGE FAIR VALUE OF AWARDS
          GRANTED DURING THE YEAR                         1.25            1.47            1.72

        At December 31, 1997, the 1,747,162 awards outstanding and the 924,008 awards exercisable have weighted average remaining contractual lives of
        6.7 years and 6.6 years respectively.

        The Telewest Restricted Share Scheme has been replaced with a Long-Term Incentive Plan ("LTIP") for share awards to executive Directors and senior executives. Under the LTIP, an executive will be awarded the provisional right to receive, for no payment, a number of Telewest shares with a value equating to a percentage of base salary. The shares will not vest unless certain performance criteria, based on total shareholder return assessed over a three year period are met. The percentage of salary will be determined by the Remuneration Committee and will be up to 100% of base salary for executive Directors.

Telewest Communications - US GAAP

        TELEWEST LONG TERM INCENTIVE PLAN ("LTIP")

        A summary of the status of the Company's Long Term Incentive Plan at December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                                              1997
                                                                         NUMBER OF
                                                                            SHARES
          Outstanding at beginning of year                                      --
          Granted                                                          574,309
                                                                           -------
          Outstanding at end of year                                       574,309

                                                                           -------
          Awards exercisable at year end                                        --
                                                                           -------

          Weighted-average fair value of awards
          granted during the year                                             0.81

        At December 31, 1997, the 574,309 awards outstanding have weighted average remaining contractual lives of 9.8 years.

Telewest Communications - US GAAP

(17)    COMMITMENTS AND CONTINGENCIES

        CAPITAL AND OPERATING LEASES

        The Company leases a number of assets under arrangements accounted for as capital leases, as follows:

                                                           Acquisition          Accumulated            Net book
                                                                 costs         Depreciation               Value
                                                               L. '000              L. '000             L. '000
          At December 31, 1997
          Electronic equipment                                  58,465              (16,061)             42,404
          Other equipment                                       40,207               (8,050)             32,157

          At December 31, 1996
          Electronic equipment                                  46,634               (8,376)             38,258
          Other equipment                                        8,780               (1,900)              6,880

        Depreciation charged on these assets was L. 10,889,000 and L. 7,106,000 for the years ended 31 December, 1997 and 1996 respectively

        The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L. 3,198,000, L. 3,065,000 and L. 2,276,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 1997:

                                                 Capital leases         Operating leases
                                                        L. '000                 L. '000
       1998                                              15,712                  3,059
       1999                                              14,488                  2,989
       2000                                              12,740                  2,939
       2001                                              11,883                  2,885
       2002                                               8,741                  2,884
       2003 and thereafter                               38,413                 14,323
                                                       --------
                                                        101,977
       Imputed interest                                 (26,443)
                                                       --------
       Total                                             75,534
                                                       --------

        It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

        Contingent liabilities

        The Company is a party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

Telewest Communications - US GAAP

(18)    RELATED PARTY TRANSACTIONS

        The Company, in the normal course of providing cable television services, purchases certain of its programming from certain UK affiliates of TCI. Such programming is purchased on commercially-available terms. Total purchases in the year amounted to L. 9,681,000.

        The Company has management agreements with TCI and US WEST under which amounts are paid by the Company relating to TCI and US WEST employees who have been seconded to the Company. For the years ended December 31, 1997, 1996, and 1995, fees paid by the Company under the agreements were
        L. 968,000, L. 2,185,000 and L. 3,042,000 respectively. The Company has similar management agreements with Cox Communications, Inc and SBC Communications, Inc. For the years ended December 31,1997, and 1996, fees paid by the Company under these agreements were L. 202,000 and L. 374,000.

        The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services related to telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended December 31,1997, 1996 and 1995 were L. 786,000, L. 642,000 and L. 566,000, respectively. The Company also receives a fee for providing switching support services, comprising of a fixed element based on a number of switches, and a variable element based on a number of lines. Fees received for the years ended December 31, 1997, 1996 and 1995, were L. 740,000, L. 741,000 and L. 827,000, respectively.

(19)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     1997
                                                       FOURTH        THIRD        SECOND          First
                                         TOTAL        QUARTER      QUARTER       QUARTER        quarter
                                       L. '000        L. '000      L. '000       L. '000        L. '000
       Revenue                         386,498       104,972       100,087        91,052        90,390
       Operating loss                 (154,159)      (39,578)      (41,394)      (36,421)      (36,766)
       Finance expenses, net          (156,167)      (29,604)      (43,613)      (30,992)      (51,958)

       Net loss                       (332,452)      (74,887)      (90,780)      (72,902)      (93,883)
       Basic and diluted loss per
       ordinary share                 (36 pence)    (8 pence)     (10 pence)    (8 pence)     (10 pence)

                                                               1996
                                              FOURTH           THIRD        SECOND         First
                                 TOTAL       QUARTER         QUARTER       QUARTER       quarter
                               L. '000       L. '000         L. '000       L. '000       L. '000
Revenue                         290,266        83,663        73,123        68,320        65,160
Operating loss                 (155,400)      (46,095)      (34,512)      (38,536)      (36,257)
Finance expenses, net           (90,788)       28,222       (30,710)      (54,503)      (33,797)

Net loss                       (262,391)      (22,361)      (69,303)      (97,080)      (73,647)
Basic and diluted loss per
ordinary share                 (28 pence)    (2 pence)     (7 pence)     (10 pence)    (8 pence)

Telewest Communications - US GAAP

        The Company regularly reviews estimated useful lives of its property and equipment and the estimates in calculating the capitalised overheads which relate to the construction of the cable network. With effect from January 1, 1996, the company has revised the estimated lives of certain assets as set out in Note 3 to the consolidated financial statements and certain estimates used in calculating capitalizable overheads. The impact of these revisions was to increase the depreciation charge for 1996 from L. 110,223,000 to L. 129,716,000 and to increase the basic and diluted loss per ordinary share for the year by 2 pence, and to increase the capitalization of overheads in 1996 from L. 38,812,000 to L. 54,019,000 and to reduce the basic and diluted loss per share for the year by 2 pence. The impact was principally accounted for in the fourth quarter of 1996. In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from Cable and Ducting to Electronics to be consistent with the classification of activation materials. The impact of this change, was an additional depreciation charge of L. 10,359,000, with activation labour now depreciated over 8 years rather than 20 years.

        Finance expenses include foreign exchange gains and losses on the retranslation or valuation of non sterling denominated financial instruments using period end exchange rates and market valuations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TELE-COMMUNICATIONS, INC.

Dated:  March 23, 1998                          By  /s/ John C. Malone
                                                  -----------------------------
                                                        John C. Malone
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                                  Title                          Date
         ---------                                  -----                          ----
 /s/   John C. Malone                      Chairman of the Board,               March 23, 1998
-------------------------------              Chief Executive
       John C. Malone                        Officer and Director



 /s/   Leo J. Hindery, Jr.                 Director, President and Chief        March 23, 1998
-------------------------------              Operating Officer
       Leo J. Hindery, Jr.



/s/    Donne F. Fisher                     Director                             March 23, 1998
-------------------------------
       Donne F. Fisher



/s/    Jerome H. Kern                      Director                             March 23, 1998
-------------------------------
       Jerome H. Kern



/s/    Paul A. Gould                       Director                             March 23, 1998
-------------------------------
       Paul A. Gould



/s/    Stephen M. Brett                    Executive Vice President,            March 23, 1998
-------------------------------              General Counsel and
       Stephen M. Brett                      Secretary


/s/    Bernard W. Schotters                Senior Vice President and            March 23, 1998
-------------------------------              Treasurer (Principal
      Bernard W. Schotters                   Financial Officer)

/s/    Gary K. Bracken                     Executive Vice President and         March 23, 1998
-------------------------------               Controller of TCI
       Gary K. Bracken                        Communications, Inc.
                                              (Principal Accounting Officer)

                                   APPENDIX A

                            GLOSSARY OF DEFINED TERMS

         Set forth below are certain defined terms used in Items 1 through 7 of this Annual Report on Form 10-K. The definitions provided herein are for informational purposes only. Reference should be made to the discussion of such terms in the sections indicated within this Report. As used in this glossary, section references are abbreviated as follows:

  GDB     -       Item 1.     General Development of Business
  TCIG    -       Item 1.     General Development of Business - TCI Group
  LMG     -       Item 1.     General Development of Business - Liberty Media
                              Group
  TCIVG   -       Item 1.     General Development of Business - TCI Ventures
                              Group
  Item 5  -       Item 5.     Market for Registrants Common Equity and Related
                              Stock Matters
  Item 6  -       Item 6.     Selected Financial Data
  MDA     -       Item 7.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations

 TERM                                                                                                           SECTION
 ----                                                                                                           -------
 @HOME:  At Home Corporation.                                                                                   GDB

 @HOME CABLE PARTNERS:  TCI, Comcast, Cox and CSC.                                                              TCIVG

 @HOME IPO:  The July 1997 initial public offering of @Home's Series A common stock.                            GDB

 1984 CABLE ACT:  The Cable Communications Policy Act of 1984.                                                  TCIG

 1992 CABLE ACT:  The Cable Television Consumer Protection and Competition Act of 1992.                         TCIG

 1996 TELECOM ACT:  The Telecommunications Act of 1996.                                                         TCIG

 1998 LIBERTY STOCK DIVIDEND:  A one for two stock dividend to holders of Liberty Group Stock                   GDB
 effective February 6, 1998.

 ABN:  Asia Business News (Singapore) Private.                                                                  TCIVG

 ACC:  ACC Corp.                                                                                                TCIVG

 ADSL:  Asymmetric Digital Subscriber Line.                                                                     TCIVG

 ANTEC:  Antec Corporation.                                                                                     MDA

 APC:  American PCS, L.P.                                                                                       TCIVG

 ARC:  Affiliated Regional Communications Ltd.                                                                  LMG

 AT&T:  AT&T Corporation.                                                                                       TCIVG

 BASIC-TV:  TCI Group's limited basic cable service primarily comprised of local broadcast signals              TCIG
 and public, educational and governmental access channels.

 BBC:  British Broadcasting Corporation.                                                                        LMG

 BBC JOINT VENTURES:  Two separate joint ventures between Flextech and BBC Worldwide formed in April 1997.      TCIVG


 TERM                                                                                                           SECTION
 ----                                                                                                           -------
 BBC WORLDWIDE:  BBC Worldwide Limited.                                                                         MDA

 BDTV-I:  BDTV INC.                                                                                             LMG

 BDTV-II:  BDTV II INC.                                                                                         LMG

 BDTV-III:  BDTV III INC.                                                                                       LMG

 BDTV-IV:  BDTV IV INC.                                                                                         LMG

 BET:  BET Holdings, Inc.                                                                                       LMG

 BIZTEL:  BizTel Communications, Inc.                                                                           TCIVG

 BOARD:  Board of Directors of TCI.                                                                             GDB

 BOX MERGER:  A merger whereby a subsidiary of TCI Music was merged with and into The Box Worldwide, with       LMG
 The Box Worldwide becoming the surviving corporation.

 BSKYB:  British Sky Broadcast Group plc.                                                                       TCIVG

 BST:  The "basic service tier" or lowest level of cable service offerings.                                     TCIG

 BTA:  Basic trading area.                                                                                      TCIVG

 CABLE ACTS:  The 1996 Telecom Act and the 1992 Cable Act, collectively.                                        TCIG

 CABLEVISION:  Cablevision S.A.                                                                                 TCIVG

 CABLEVISION SALE:  TINTA's sale to CEI and Telefonica of a portion of its interest in Cablevision and an       MDA
 issuance by Cablevision to CEI and Telefonica of an aggregate  of approximately 3.5 million shares of
 Cablevision stock.

 CALEA:  The Communications Assistance for Law Enforcement Act of 1994.                                         TCIVG

 CARP:  Copyright Arbitration Rate Panel.                                                                       MDA

 C-BAND: A range of frequencies between 3.7-4.2 GHz and 5.925 - 6.425 GHz used primarily for microwave and      LMG
 satellite communications.

 CDMA (Code Division Multiple Access): A digital spread-spectrum technology which allows a large number of      TCIVG
 users to access a single frequency band that assigns a code to all information bits, sends a scrambled transmission of the encoded information and reassembles the information to its original format.

 CEI:  CEI Citicorp Holdings Sociedad Anonima.                                                                  MDA

 CERFNET:  CERFnet Services Inc.                                                                                TCIVG

 CLEC (Competitive Local Exchange Carrier):  A company that provides local exchange services in competition     TCIVG
 with the incumbent local exchange carrier.

 COMCAST:  Comcast Corporation.                                                                                 LMG

 COMMUNICATIONS ACT:  The Communications Act of 1934, as amended.                                               LMG

 TERM                                                                                                           SECTION
 ----                                                                                                           -------
 COMPANY:  Tele-Communications, Inc. or TCI.                                                                    GDB

 CONGRESS:  The United States Congress.                                                                         TCIG

 COURTTV:  Courtroom Television Network.                                                                        LMG

 COX:  Cox Communications, Inc.                                                                                 TCIVG

 COX PCS:  Cox Communications PCS, L.P.                                                                         TCIVG

 CPST:  Cable programming service tier.                                                                         TCIG

 CSC:  Cablevision Systems Corporation.                                                                         GDB

 CSC AGREEMENT:  Letter Agreement and Term Sheet, dated as of October 2, 1997, as amended as of October         MDA
 10, 1997, among @Home, CSC, CSC Parent, Comcast, Cox, KCPB and TCI.

 CSC CONTINGENT WARRANT:  CSC's contingent warrant to purchase under certain conditions up to 3,071,152         MDA
 shares of @Home's Series A common stock at an exercise price of $.50 per share in connection with the
 CSC Agreement.

 CSC PARENT:  CSC Parent Corporation.                                                                           MDA

 CSG:  CSG Systems, Inc.                                                                                        TCIVG

 CSG WARRANTS:  TCI's five year warrants to purchase under certain conditions up to 1.5 million shares          MDA
 of CSG common stock issued in connection with the sale of the SUMMITrak Assets.

 DBS (Direct Broadcast Satellite):   Systems using Ku-band frequencies that can be received by                  TCIG
 significantly smaller and less expensive receive terminals than those home satellite dishes that receive
 C-Band frequencies.

 DIGITAL TERMINAL PURCHASE AGREEMENT:  Agreement between NDTC and GI to purchase advanced digital set-top       TCIVG
 devices.

 DIGIVENTURES:  DigiVentures, LLC.                                                                              MDA

 DISCOVERY:  Discovery Communications, Inc.                                                                     LMG

 DMAS:  Designated market areas.                                                                                LMG

 DMX:  DMX, Inc.                                                                                                GDB

 DMX MERGER:  The merger of a wholly-owned subsidiary of TCI Music with and into DMX, where DMX was the         GDB
 surviving corporation.

 DMX SERVICE:  Digital Music Express, a premium digital music service.                                          LMG

 DTH (Direct-to-home):  A service by which television programming is transmitted to individual dwellings,       TCIVG
 each served by a single satellite receiving dish.

 DTH VENTURES:  Strategic partnerships formed by TINTA, News Corp., Organizacoes Globo and Grupo Televisa       MDA
 S.A. to develop and operate a DTH satellite service for Brazil, Mexico, and various Central and South
 American countries.


 TERM                                                                                                           SECTION
 ----                                                                                                           -------
 EASTERN: Eastern TeleLogic Corporation.                                                                        TCIVG

 ECHOSTAR:  EchoStar Communications Corp.                                                                       TCIG

 EMC:  Encore Media Corporation.                                                                                MDA

 EMG:  Encore Media Group.                                                                                      LMG

 EMG PROMISSORY NOTE:  A $307 million promissory note issued by Liberty Media Group to TCI Group.               MDA

 ENCORE:  A premium movie service of EMG.                                                                       LMG

 EPS:  Earnings per share.                                                                                      MDA

 ETC:  ETC w/tci, Inc., a wholly-owned subsidiary of TCI.                                                       TCIVG

 EXCHANGE OFFERS:  Offers commenced by TCI in August 1997 to exchange shares of TCI Ventures Group Stock        GDB
 for shares of TCI Group Stock.

 EXCHANGEABLE PREFERRED STOCK:  5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub          MDA
 with a stated value of $100 per share.

 FAA:  Federal Aviation Administration.                                                                         TCIVG

 FASB:  Financial Accounting Standards Board.                                                                   MDA

 FCC:  The Federal Communications Commission.                                                                   TCIG

 FKW:  Fox Kids Worldwide, Inc.                                                                                 GDB

 FKW PREFERRED STOCK:  30 year non-convertible 9% preferred stock of FKW.                                       MDA

 FLEXTECH:  Flextech p.l.c.                                                                                     TCIVG

 FLEXTECH NON-PREFERENCE SHARES:  Flextech convertible non-preference shares.                                   MDA

 FLEXTECH ORDINARY SHARES:  Flextech ordinary shares.                                                           MDA

 FOX SPORTS:  Fox/Liberty Networks LLC, a domestic sports programming venture between Liberty Media             GDB
 Group and News Corp.

 FOX SPORTS INTERNATIONAL:  An international sports programming venture between News Corp. and                  LMG
 Liberty/TINTA.

 FSN:  Fox Sports Net, a sports programming service.                                                            LMG

 GI:  General Instrument Corporation (formerly NextLevel Systems, Inc.)                                         TCIVG

 GI MOU:  Memorandum of Understanding between GI and NDTC entered into in December 1997.                        TCIVG

 GROUP:  Individually, such term may be used to refer to any of the TCI Group, Liberty Media Group or           MDA
 TCI Ventures Group


 TERM                                                                                                           SECTION
 ----                                                                                                           -------
 GROUPS:  Collectively, such term may be used to refer to the TCI Group, Liberty Media Group and TCI            MDA
 Ventures Group.

 HFC (Hybrid Fiber Coaxial):  A technology consisting of fiber optic distribution facilities and coaxial        TCIVG
 cable deployed to the home or business.  This technology enables the operator to offer a wide variety of two-way broadband services, including telecommunications and entertainment.

 HITS:  NDTC's Headend-in-the-Sky service.                                                                      TCIVG

 HOT:  Home Order Television.                                                                                   LMG

 HSC:  Home Shopping Club, Inc.                                                                                 MDA

 HSN:  Home Shopping Network, Inc.                                                                              LMG

 HSN MERGER:  The merger of HSN with a subsidiary of Silver King.                                               LMG

 HSNI:  HSN, Inc. (formerly HSN and subsequently USA Networks, Inc.)                                            LMG

 HYPERION:  Hyperion Telecommunications, Inc.                                                                   TCIVG

 IFE:  International Family Entertainment, Inc.                                                                 GDB

 IFE CLASS C STOCK:  Non-voting class C common stock of IFE.                                                    GDB

 IFE CONVERTIBLE NOTES:  6% convertible secured notes due 2004, convertible into Class C Stock of IFE.          GDB

 ILECS (Incumbent Local Exchange Carriers):  The established local phone companies, including those             TCIVG
 affiliated with an RBOC or an independent company (such as GTE), which provide local exchange services.

 INTERCONNECTION ORDERS:  Several orders, released by the FCC in August 1996, establishing new policies         TCIVG
 and rules implementing the local interconnection and access provisions of the 1996 Telecom Act.

 INTER-GROUP INTEREST:  The common stockholders' equity value of TCI Ventures Group or Liberty Media            MDA
 Group that, at any relevant time, is attributed to TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively.

 INTERZINE:  Interzine Productions, Inc.                                                                        TCIVG

 INVESTMENT AGREEMENT:  Investment Agreement among Universal Studios, Inc., HSNI, HSN and Liberty Media         LMG
 Group, dated as of October 19, 1997 and amended and restated as of December 18, 1997.

 IPG:  Interactive Preview Guide Inc.                                                                           TCIVG

 ISDN (Integrated Services Digital Network):  ISDN is an internationally agreed-upon standard which,            TCIVG
 through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line.  ISDN permits video conferencing over a single line, for example, and also supports a multitude of value-added switched service applications such as Incoming Calling Line
 Identification.

 ISN:  Internet Shopping Network, Inc.                                                                          MDA

 ISPS:  Internet service providers.                                                                             TCIVG



TERM                                                                                                            SECTION
----                                                                                                            -------
IXC (Interexchange Carrier):  A telephone company that provides long distance telephone service between         TCIVG
local area  transport areas ("LATAs") or within a LATA.

JJS:  JJS Communications, Inc.                                                                                  LMG

JPC:  Jupiter Programming Co., Ltd.                                                                             TCIVG

JUPITER:  Jupiter Telecommunications Co., Ltd.                                                                  TCIVG

KCFIBER:  Kansas City Fiber Network, L.P.                                                                       TCIVG

KEARNS-TRIBUNE:  Kearns-Tribune Corporation.                                                                    GDB

KNOWLEDGE UNIVERSE:  Knowledge Universe, L.L.C.                                                                 TCIVG

KPCB:  Kleiner, Perkins, Caufield & Byers, a venture capital firm.                                              TCIVG

LEC:  Local exchange carrier.                                                                                   TCIG

LFAS:  Local franchising authorities.                                                                           TCIG

LIBERTY DISTRIBUTION:  The August 10, 1995 distribution of Liberty Group Stock to holders of                    Item 6
TCI Group Stock.

LIBERTY GROUP SERIES A STOCK:  Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par         GDB
value $1.00 per share.

LIBERTY GROUP SERIES B STOCK:  Tele-Communications, Inc. Series B Liberty Media Group Common Stock,             GDB
par value $1.00 per share.

LIBERTY GROUP STOCK:  Liberty Group Series A Stock and Liberty Group Series B Stock, collectively.              GDB

LIBERTY MEDIA GROUP:  The assets attributed to Liberty Media Group include TCI's assets which produce           GDB
and distribute domestic programming services.  The Liberty Group Stock is intended to reflect the separate performance of such assets.

LIBERTY TENDER OFFER:  A tender offer commenced by Liberty Media Group during the third quarter of 1997 to      MDA
purchase an aggregate of 22.5 million shares of Liberty Group Stock at a price of $20 per share through
October 3, 1997.

LIBERTY/TINTA:  Liberty/TINTA LLC, a limited liability company formed by TINTA and a subsidiary of Liberty      LMG
Media Group.

LIBOR:  London Interbank Offered Rate.                                                                          LMG

LLC SHARES:  Common equity shares of USANi LLC, a limited liability company.                                    LMG

LMC SATCOM:  LMC Satcom, Inc., a wholly-owned subsidiary of Southern.                                           GDB

LMDS (Local Multipoint Distribution Service):  A two-way analog or digital transmission system operating at     TCIG
28GHz from a fixed station transmitting to multiple receiving facilities located at fixed points, capable of providing video, data and voice services.  Digital LMDS has not yet been offered on a commercial basis.



TERM                                                                                                            SECTION
----                                                                                                            -------
LPTV STATIONS:  26 low-power television stations owned by HSNI.                                                 LMG

MAIL ORDER:  HSN Mail Order, Inc.                                                                               MDA

MDUS:   Multiple dwelling units.                                                                                TCIG

MEDIAONE:  MediaOne of Delaware, Inc. (formerly Continental Cablevision, Inc.)                                  MDA

MERGER SUB:  TCI Merger Sub, a wholly-owned subsidiary of TCI Music which was merged with and into DMX in       LMG
connection with the DMX Merger.

MLB:  Major League Baseball.                                                                                    LMG

MLP:  MacNeil/Lehrer Productions.                                                                               LMG

MMDS (Multi-channel multi-point distribution system):  A one-way radio transmission of television channels      TCIG
over microwave frequencies from a fixed station transmitting to multiple receiving facilities located at fixed points.

MOVIEPLEX:  A cable service launched by EMG in 1995 which offers theme-by-day movies.                           LMG

MSO (Multiple system operator):  A cable company which owns multiple cable systems in varying locations,        TCIVG
under the control and direction of a single, common management organization.  Such an organizational structure is used to improve operating efficiencies, such as lower programming and equipment costs.

MULTITHEMATIQUES:  MultiThematiques, S.A.                                                                       TCIVG

MUSIC NOTE:  An $80 million promissory note issued in connection with the DMX Merger from Liberty Media Group   LMG
to TCI.

NATIONAL ADVERTISING PARTNERSHIP:  National Advertising Partners, a national advertising representative firm    LMG
established as a partnership by Fox Sports and Rainbow to sell certain advertising time.

NATIONAL SPORTS PARTNERSHIP:  National Sports Partners, a 50%-50% partnership of Fox Sports and Rainbow         LMG
established as part of the Rainbow Transaction, to operate Fox Sports Net.

NBA:  National Basketball Association.                                                                          LMG

NDTC:  National Digital Television Center, Inc., a wholly-owned subsidiary of TCI.                              TCIG

NETLINK:  Netlink USA, a subsidiary of TCI.                                                                     MDA

NEW VIACOM SUB:  A subsidiary of Viacom formed in connection with the Viacom Acquisition.                       MDA

NEWS CORP.:  The News Corporation Limited.                                                                      LMG

NHL:  National Hockey League.                                                                                   LMG

OCC:  Oeste Cable Color S.A.                                                                                    MDA

OSP:  Online service providers.                                                                                 TCIVG

OVS:  Open video system.                                                                                        TCIG


TERM                                                                                                            SECTION
----                                                                                                            -------
PARADIGM:  Paradigm Music Entertainment Company.                                                                LMG

PARADIGM MERGER:  A merger pursuant to which Paradigm became a wholly-owned subsidiary of TCI Music.            LMG

PAY-PER-VIEW OR PAY-TV:  Premium services consisting principally of feature films, as well as live and          TCIG
taped sports events, concerts and other programming offered for a charge on a per-channel or a per program basis.

PCS:  Broadband personal communications services.                                                               TCIVG

PCS VENTURES:  The Company's investment in a series of partnerships formed to engage in the business of         TCIVG
providing wireless communications services under the Sprint(R)and Sprint PCS(R)brands.

PEG:  Public, educational and governmental access channels.                                                     TCIG

PHILLIECO:  PhillieCo Partners I, L.P., a partnership among subsidiaries of Sprint, Cox and TCI.                TCIVG

POPS:  The population of a geographic area covered by a license or group of licenses and, as used in this       TCIVG
Report, is based on the Donnelley Marketing Service estimate of the December 31, 1995 population of a geographic area.

PRIMESTAR:  Primestar Partners, L.P.                                                                            TCIG

PRINCIPAL JOINT VENTURE:  One of the BBC Joint Ventures; a joint venture between Flextech and BBC Worldwide     MDA
Limited.

PROGRAMMING COMPANIES:  The various sports, entertainment and information programming companies in which        LMG
Liberty Media Group has interests.

PUERTO RICO SUBSIDIARY:  TCI Cablevision of Puerto Rico, Inc., a wholly-owned subsidiary of TINTA.              MDA

QE+:  QE+ Ltd.                                                                                                  LMG

QVC:  QVC, Inc.                                                                                                 LMG

RAINBOW:  Rainbow Media Sports Holdings, Inc.                                                                   GDB

RAINBOW RSNS:  Eight RSNs in which RPP holds an interest.                                                       GDB

RAINBOW TRANSACTION:  A transaction consummated in December 1997 in which Fox Sports acquired an interest       GDB
in RPP.

RBOCS:  Regional bell operating companies.                                                                      TCIG

REGULATED SERVICES:  TCI Group's basic and tier service rates and its equipment and installation charges        MDA
which are regulated by the Cable Acts.

RIGHT:  Right granted by TCI to each stockholder with respect to each whole share of TCI Music Series A         LMG
Common Stock acquired by such shareholder in the DMX Merger.

RIGHTS AGREEMENT:  Agreement among TCI, TCI Music and the rights agent, regarding a Right granted in the        LMG
DMX Merger.

TERM                                                                                                            SECTION
----                                                                                                            -------
ROGERS:  Rogers Cablesystems Limited, a Canadian cable operator.                                                TCIVG

ROYAL:  Royal Communications, Inc., a wholly-owned subsidiary of Southern.                                      GDB

RPP:  Regional Programming Partners.                                                                            GDB

RSNS:  Regional sports networks.                                                                                GDB

SATELLITE:  TCI Satellite Entertainment, Inc.                                                                   MDA

SATELLITE SPIN-OFF:  The December 4, 1996 distribution of all issued and outstanding common stock of Satellite  MDA to the holders of TCI Group Stock.

SAVOY:  Savoy Pictures Entertainment, Inc.                                                                      LMG

SAVOY MERGER:  Merger of Silver King Communications, Inc. and Savoy in December 1996.                           LMG

SERIES A STOCK:  TCI Group Series A Stock, TCI Ventures Group Series A Stock and the Liberty Group Series       GDB
A Stock, collectively.

SERIES B STOCK:  TCI Group Series B Stock, TCI Ventures Group Series B Stock and the Liberty Group Series       GDB
B Stock, collectively.

SF STATIONS:  Six full-power stations owned and operated by SF Broadcasting.                                    LMG

SHAW:  Shaw Cablesystems Ltd., a Canadian cable operator.                                                       TCIVG

SHV ACT:  Satellite Home Viewer Act of 1994.                                                                    LMG

SILVER KING:  Silver King Communications, Inc. (which was renamed HSN, Inc. in connection with the HSN Merger.) LMG

SILVER KING OPTION:  An option to purchase Class B common stock of Silver King which was contributed to BDTV    LMG
INC. in August 1996 pursuant to the BDTV Agreement.

SKY:  Sky Network Television New Zealand, Ltd.                                                                  MDA

SMATV (Satellite Master Antenna Television):  A television delivery system to multiple dwelling units that      TCIG
utilizes one or more satellite dishes and a small distribution network.

SOUTHERN:  Southern Satellite Systems, Inc.                                                                     GDB

SPECIAL VOTING SHARE:  TINTA's special voting share in Flextech.                                                MDA

SPRINT:  Sprint Corporation.                                                                                    TCIVG

SPRINT PCS OR SPRINT PCS PARTNERSHIPS:  Sprint Spectrum Holding Company, L.P. and MinorCo, L.P., collectively.  TCIVG

SPRINT PCS PARTNERS:  Subsidiaries of Sprint, Comcast, Cox and TCI, collectively.                               TCIVG

SPRINT SPECTRUM:  Sprint Spectrum Holding Company, L.P.                                                         TCIVG

SPRINTCOM:  SprintCom, Inc.                                                                                     TCIVG

TERM                                                                                                           SECTION
----                                                                                                           -------
SSI:  Satellite Services, Inc.                                                                                  LMG

SSI SUBSCRIBERS:  Customers served by cable television systems eligible to purchase programming services        LMG
through SSI.

STANDBY COMMITMENT:  Commitment of TINTA to assume Flextech's funding obligations to the Principal Joint        MDA
Venture in the event of Flextech's default.

STARZ!:  A first-run premium movie programming service of EMG.                                                  LMG

STATED VALUE:  Stated value of $100 per share of 5% Class A Senior Cumulative Exchangeable Preferred Stock      MDA
of Cable Sub.

STOCK EXCHANGE AGREEMENT:  Stock Exchange Agreement, entered into in May 1997, by and between Paul G. Allen     LMG
and HSNI, pursuant to which HSNI acquired shares of common stock of Ticketmaster.

SUMITOMO:  Sumitomo Corporation.                                                                                TCIVG

SUMMITRAK ASSETS:  Certain assets of TCI Ventures Group which were sold to CSG during the third quarter of      MDA
1997.

SUPERSTAR/NETLINK:  Superstar/Netlink Group LLC.                                                                LMG

TBS:  Turner Broadcasting System, Inc.                                                                          GDB

TBS/TIME WARNER MERGER:  The October 10, 1996 merger of Time Warner and TBS, whereby TBS shareholders,          GDB
including TCI, received a specified number of shares of Time Warner stock for certain TBS common and preferred stock.

TCG:  Teleport Communications Group Inc.                                                                        TCIVG

TCI:  Tele-Communications, Inc. or the Company.                                                                 GDB

TCI GROUP:   The assets attributed to TCI Group include TCI's subsidiaries and assets not attributed to         GDB
Liberty Media Group or TCI Ventures Group, comprised primarily of TCI's domestic cable and communications business.  The TCI Group Stock is intended to reflect the TCI Group.

TCI GROUP SERIES A STOCK:   Tele-Communications, Inc.  Series A TCI Group Common Stock, par value $1.00         GDB
per share.

TCI GROUP SERIES B STOCK:  Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00           GDB
per share.

TCI GROUP STOCK:  TCI Group Series A Stock and TCI Group Series B Stock, collectively.                          GDB

TCI MUSIC:  TCI Music, Inc.                                                                                     GDB

TCI MUSIC COMMON STOCK:  TCI Music Series A Common Stock and TCI Music Series B Common Stock, collectively.     LMG

TCI MUSIC PREFERRED:  TCI Music Preferred Stock.                                                                LMG

TCI MUSIC SERIES A COMMON STOCK:  Series A Common Stock of TCI Music.                                           LMG

TERM                                                                                                            SECTION
----                                                                                                            -------
TCI MUSIC SERIES B COMMON STOCK:  Series B Common Stock of TCI Music.                                           LMG

TCI PACIFIC:  TCI Pacific Communications, Inc.                                                                  MDA

TCI VENTURES EXCHANGE:  The exchange of 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares    GDB
of TCI Group Series B Stock for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively, pursuant to the Exchange Offers.

TCI VENTURES GROUP:  The assets attributed to TCI Ventures Group include TCI's principal international          GDB
assets and businesses and substantially all of TCI's non-cable and non-programming assets.  TCI Ventures
Group Stock is intended to reflect the separate performance of the TCI Ventures Group.

TCI VENTURES GROUP SERIES A STOCK:  Tele-Communications, Inc. Series A TCI Ventures Group Common Stock,         GDB
par value $1.00 per share.

TCI VENTURES GROUP SERIES B STOCK:  Tele-Communications, Inc. Series B TCI Ventures Group Common Stock,         GDB
par value $1.00 per share.

TCI VENTURES GROUP STOCK:  TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock,             GDB
collectively.

TCIC:  TCI Communications, Inc.                                                                                 GDB

TELEFONICA:  T.I. Telefonica Internacional de Espana S.A.                                                       MDA

TELEWEST:  Telewest Communications plc.                                                                         TCIVG

TELEWEST DEBENTURES:  Certain U.S. dollar denominated senior debentures issued by Telewest in connection        MDA
with a merger transaction.

THE BOX:  An interactive music video television programming service distributed by The Box Worldwide.           LMG

THE BOX WORLDWIDE:  The Box Worldwide, Inc.                                                                     LMG

TICKETMASTER:  Ticketmaster Group, Inc.                                                                         LMG

TICKETMASTER COMMON STOCK:  The common stock of Ticketmaster Group, Inc.                                        LMG

TIME WARNER:  Time Warner, Inc.                                                                                 GDB

TINTA:  Tele-Communications International, Inc.                                                                 LMG

TINTA IPO:  The July 1995 initial public offering of TINTA Series A common stock.                               MDA

TINTA PROGRAMMING COMPANIES:  TINTA's programming subsidiaries and affiliates.                                  TCIVG

TKR CABLE:  TKR Cable Company.                                                                                  GDB

TSX:  TSX Corporation.                                                                                          MDA

TERM                                                                                                            SECTION
----                                                                                                            -------
TW EXCHANGE STOCK:  A separate series of Time Warner Common Stock with limited voting rights designated         GDB
as Series

LMCN-V common stock which Liberty Media Group received in connection with the TBS/Time Warner Merger.

U.K.:  United Kingdom.                                                                                          TCIVG

U.S.:  United States.                                                                                           TCIVG

UKGL:  UK Gold Television Limited.                                                                              MDA

UKLL:  UK Living Limited.                                                                                       MDA

UNIVERSAL:  Universal Studios, Inc. and certain of its affiliates.                                              LMG

USA BROADCASTING:  USA Broadcasting, Inc., a subsidiary of HSNI.                                                LMG

USA STATIONS:  12 independent full-power UHF television stations owned by USA Broadcasting, including           LMG
one television satellite station.

USAI:  USA Networks, Inc. (formerly HSN, Inc.)                                                                  LMG

UVSG:  United Video Satellite Group, Inc.                                                                       TCIVG

VELA:  Vela Research, Inc.                                                                                      MDA

VENTURES STOCK DIVIDEND:  A one for one stock dividend issued to holders of TCI Ventures Group Stock,           GDB
effective February 6, 1998.

VIACOM:  Viacom, Inc.                                                                                           MDA

VIACOM ACQUISITION:  TCI Group's July 1996 acquisition from Viacom of an entity that owned Viacom's             MDA
cable television systems and related assets.

VIACOM COMMON STOCK:  Viacom Class A Common Stock and Viacom Class B Common Stock, collectively.                MDA

VIDEO SERVICES:  NDTC's analog and digital television services.                                                 TCIVG

WIPO:  World Intellectual Property Organization.                                                                TCIVG

WTBS:  TBS SuperStation.                                                                                        GDB

WTCI:  Western Tele-Communications, Inc., a wholly-owned subsidiary of TCI.                                     TCIVG

YCTV:  Your Choice TV, LLC.                                                                                     LMG

                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3 - Articles of Incorporation and Bylaws:

      3.1      The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995, August 3, 1995,
                 August 3, 1995, January 25, 1996, January 25, 1996, April 7, 1997, August 28, 1997, December 30, 1997 and December 30, 1997.

      3.2      The Bylaws as adopted June 16, 1994.
                 Incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-20421).

4 - Instruments Defining the Rights of Security Holders, including Indentures:

      4.1      Form of Rights Agreement among Tele-Communications, Inc., TCI
                 Music, Inc. and the Bank of New York, as Rights Agent.
                   Incorporated by reference to Exhibit 4.3 to the Registration
                     Statement of Form S-4 of TCI Music and TCI (Reg. File Nos. 333-28613 and 333-28613-001).

10 - Material Contracts:

     10.1      Amended and Restated Tele-Communications, Inc. 1994 Stock
                 Incentive Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File No. 333-40141).

     10.2      Amended and Restated Tele-Communications, Inc. 1995 Employee
                 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File No. 333-40141).

     10.3      Amended and Restated Tele-Communications, Inc. 1996 Incentive
                 Plan.*
                   Incorporated herein by reference to the Company's
                     Registration Statement on Form S-8 (Commission File
                     No. 333-40141).

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



                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

     10.6      Call Agreement, dated February 9, 1998, between
                 Tele-Communications, Inc., John C. Malone and Leslie Malone.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission
                     File No. 0-20421).

     10.7      Call Agreement, dated February 9, 1998, between
                 Tele-Communications, Inc., Gary Magness, both individually and as representative, Kim Magness, both individually and as representative, the Estate of Bob Magness, the Estate of Betsy Magness and any individual or entity which thereafter becomes a party thereto.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission File No. 0-20421).

     10.8      Stockholders Agreement, dated February 9, 1998, by and among
                 Tele-Communications, Inc., John C. Malone, Leslie Malone, Gary Magness, both individually and as representative, Kim Magness, both individually and as representative, the Estate of Bob Magness, the Estate of Betsy Magness and any individual or entity which thereafter becomes a party thereto.
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated February 25, 1998 (Commission File No. 0-20421).

     10.9      Consulting Agreement, dated as of January 1, 1996, between
                 Tele-Communications, Inc. and Donne F. Fisher.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.10     Consulting Agreement, dated as March 11, 1995, between
                 Tele-Communications, Inc. and J.C. Sparkman.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.11     Consulting Agreement, dated as of January 1, 1998, between
                 Tele-Communications International, Inc. and Fred A. Vierra.

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

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

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

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

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

                                                                     (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

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

     10.29     TCI 401(k) Stock Plan, restated effective January 1, 1998.*

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

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

     10.34     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.35     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.36     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.37     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.38     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.39     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.40     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.

     10.41     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Group Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*

     10.42     Form of Restricted Stock Award Agreement for 1997 Award of Series
                 A TCI Ventures Group Restricted Stock pursuant to the Tele-Communications, Inc. 1996 Incentive Plan.*

     10.43     The Tele-Communications International, Inc. 1995 Stock Incentive
                 Plan.*
                   Incorporated herein by reference to Tele-Communications
                     International, Inc. Registration Statement on Form S-1 (Commission File No. 33-91876).

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:

     10.44     Form of Restricted Stock Award Agreement for 1995 Award of
                 Series A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.45     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.46     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.47     Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock pursuant to the Tele-Communications International, Inc. 1995 Stock Incentive Plan.*

     10.48     Form of Restricted Stock Award Agreement for 1997 Award of
                 Series A Tele-Communications International, Inc. Restricted Stock pursuant to the Tele-Communications International. Inc. 1995 Stock Incentive Plan.*

     10.49     Restricted Stock Award Agreement, made as of July 1, 1996, among
                 Tele-Communications, Inc., Brendan Clouston and WestMarc Communications, Inc. *
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.50     Option Agreement, dated as of December 4, 1996, by and between
                 TCI Satellite Entertainment, Inc. and Brendan R. Clouston.*
                   Incorporated herein by reference to the TCI Satellite
                     Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

     10.51     Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications, Inc.*

     10.52     Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Teleport Holdings, Inc., Grantee, TCI Telephony Services, Inc. and Tele-Communications, Inc.*

     10.53     Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10 - Material contracts, continued:


     10.54     Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*

     10.55     Form of Stock Appreciation Right Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*

     10.56     Letter Agreement, dated December 26, 1996, by
                 Tele-Communications, Inc. to purchase WestMarc Series C Cumulative Compounding Redeemable Preferred Stock from Larry
                 E. Romrell.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-20421).

     10.57     Employee Stock Purchase Plan for Bargaining Unit Employees of
                 United Cable Television of Baltimore Limited Partnership.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-60839).

     10.58     Employee Stock Purchase Plan for Bargaining Unit Employees of
                 UACC Midwest, Inc. d/b/a TCI of Central Indiana.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-64827).

     10.59     Employee Stock Purchase Plan for Bargaining Unit Employees of TCI
                 of Northern New Jersey, Inc.*
                   Incorporated herein by reference to the Tele-Communications,
                     Inc. Registration Statement on Form S-8 (Commission File No. 33-64831).

     10.60     Amended and Restated Agreement of Limited Partnership of MajorCo,
                 L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.

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

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10- Material contracts, continued:

     10.61     Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.62     Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.63     Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.64     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.65     Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable,
                 Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.66     Consent and First Amendment of Amended and Restated Agreement of
                 Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.67     Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher
                 Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10- Material contracts, continued:

     10.68     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.69     Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.70     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.71     Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.72     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.73     Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.74     Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TEMPO Cable, Inc.
                   Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

     10.75     InterMedia Capital Management, L.P. Agreement of Limited
                 Partnership, dated as of June 10, 1997 and effective as of May 22, 1997, by and between InterMedia Management, Inc., Leo J. Hindery, Jr. and TCI ICM I, Inc.

     10.76     InterMedia Capital Management III, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc. and TCI ICM III, Inc.

                                                                    (continued)

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

10- Material contracts, continued:

     10.77     InterMedia Capital Management IV, L.P. Amended and Restated
                 Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc. and Leo J. Hindery, Jr.

     10.78     Amended and Restated Contribution and Merger Agreement, dated as of June 6, 1997, among TCI Communications, Inc., Cablevision Systems Corporation, CSC Parent Corporation and CSC Merger Corporation.

               Stockholders Agreement dated as of March 4, 1998, by and among
                 Cablevision Systems Corporation, Tele-Communications, Inc. and the Class B Entities (as defined therein)
                   Incorporated herein by reference to the Company's Current
                     Report on Form 8-K, dated March 6, 1998 (Commission File No. 0-20421).

     10.79     Amended and Restated Asset Contribution Agreement, dated
                 September 25, 1997, by and among Fisher Communications Associates, L.L.C. and Tempo Cable, Inc., Communications Services, Inc., TCI Cablevision of Oklahoma, Inc., TCI of Kansas, Inc., Wentronics, Inc., TCI Cablevision of Utah, Inc., TCI Cablevision of Arizona, Inc., Tulsa Cable Television, Inc. and TCI American Cable Holdings III, L.P. and Peak Cablevision, LLC.

     10.80     Amended and Restated Operating Agreement of Peak Cablevision,
                 LLC, made as of September 25, 1997, by TCI American Cable Holdings III, L.P. and Fisher Communications Associates, L.L.C.

     10.81     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.

     10.82     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and American Televentures of Minersville, Inc.

     10.83     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.

     10.84     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and Tempo Cable, Inc.

     10.85     Promissory Note, dated January 15, 1998, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.

21 - Subsidiaries of Tele-Communications, Inc.

23 - Consent of Experts and Counsel

     23.1 Consent of KPMG Peat Marwick LLP.

     23.2 Consent of KPMG Peat Marwick LLP.

     23.3 Consent of KPMG Peat Marwick LLP.

     23.4 Consent of KPMG Peat Marwick LLP.

     23.5 Consent of KPMG Audit Plc.

     23.6 Consent of Deloitte & Touche LLP.

27 - Financial data schedule

* Constitutes management contract or compensatory arrangement.

(1) Certain exhibits to agreement have been omitted. A copy of any omitted exhibit or schedule will be furnished supplementally to the Commission upon request.