Form 10-Q
period 1998-03-31
TELE COMMUNICATIONS INC /CO/
filed 1998-05-13
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                                                   OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-20421


                            TELE-COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                             84-1260157
-----------------------------------------   -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


          5619 DTC Parkway
          Englewood, Colorado                                 80111
---------------------------------------------           ----------------
  (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]     No [ ]


The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries) as of April 30, 1998, was:

      Tele-Communications, Inc. Series A TCI Group common stock - 472,207,363 shares,
       Tele-Communications, Inc. Series B TCI Group common stock - 50,126,345 shares,
 Tele-Communications, Inc. Series A Liberty Media Group common stock - 326,076,668 shares,
  Tele-Communications, Inc. Series B Liberty Media Group common stock - 31,745,757 shares,
  Tele-Communications, Inc. Series A TCI Ventures Group common stock - 377,114,654 shares, and Tele-Communications, Inc. Series B TCI Ventures Group common stock - 45,367,134 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                        March 31,     December 31,
                                                                          1998           1997
                                                                       ----------     ----------
         Assets                                                           amounts in millions
         Cash and cash equivalents                                     $      172            284

         Trade and other receivables, net                                     539            529

         Prepaid program rights                                               112            104

         Committed program rights                                             128            115

         Investments in affiliates, accounted for under the equity
            method, and related receivables (note 4)                        3,917          3,048

         Investment in Time Warner, Inc. ("Time Warner") (note 5)           4,129          3,555

         Property and equipment, at cost:
            Land                                                               82             96
            Distribution systems                                           10,143         10,784
            Support equipment and buildings                                 1,699          1,558
                                                                       ----------     ----------
                                                                           11,924         12,438
            Less accumulated depreciation                                   4,751          4,759
                                                                       ----------     ----------
                                                                            7,173          7,679
                                                                       ----------     ----------

         Franchise costs                                                   17,011         17,910
            Less accumulated amortization                                   2,705          2,763
                                                                       ----------     ----------
                                                                           14,306         15,147
                                                                       ----------     ----------

         Other assets, net of amortization                                  2,173          1,862
                                                                       ----------     ----------

                                                                       $   32,649         32,323
                                                                       ==========     ==========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                                      March 31,       December 31,
                                                                                        1998            1997
                                                                                      ----------      ----------
         Liabilities and Stockholders' Equity                                            amounts in millions
         Accounts payable                                                             $      120             169

         Accrued interest                                                                    173             258

         Accrued programming expense                                                         432             399

         Other accrued expenses                                                              947             997

         Deferred option premium (note 5)                                                   --               306

         Debt (note 7)                                                                    14,643          15,250

         Deferred income taxes                                                             6,686           6,108

         Other liabilities                                                                   748             664
                                                                                      ----------      ----------

           Total liabilities                                                              23,749          24,151
                                                                                      ----------      ----------

         Minority interests in equity of consolidated subsidiaries                         1,401           1,565

         Redeemable securities:
            Preferred stock (note 8)                                                         312             655
            Common stock                                                                      21               5

         Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc.
            ("TCIC")(note 9)                                                               1,500           1,500

          Stockholders' equity (note 10):
            Series Preferred Stock, $.01 par value                                          --              --
            Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
               Stock, $.01 par value                                                        --              --
            Common stock, $1 par value:
               Series A TCI Group. Authorized 1,750,000,000 shares; issued
                   620,600,434 shares in 1998 and 605,616,143 shares in 1997                 621             606
               Series B TCI Group. Authorized 150,000,000 shares; issued
                   90,125,881 shares in 1998 and 78,203,044 shares in 1997                    90              78
               Series A Liberty Media Group.  Authorized 750,000,000 shares;
                   issued 357,948,125 shares in 1998 and 344,962,521 shares
                   in 1997                                                                   358             345
               Series B Liberty Media Group.  Authorized 75,000,000 shares;
                   issued 35,091,835 shares in 1998 and 35,180,385 shares in 1997             35              35
               Series A TCI Ventures Group. Authorized 750,000,000 shares;
                   issued 390,281,044 shares in 1998 and 377,386,032 shares
                   in 1997                                                                   390             377
               Series B TCI Ventures Group. Authorized 75,000,000 shares;
                   issued 45,892,732 shares in 1998 and 32,532,800 shares in 1997             46              33
            Additional paid-in capital                                                     6,086           5,063
            Accumulated other comprehensive earnings, net of taxes (note 1)                1,128             778
            Accumulated deficit                                                             (559)           (877)
                                                                                      ----------      ----------
                                                                                           8,195           6,438
            Treasury stock and common stock held by subsidiaries, at cost
               (note 10)                                                                  (2,529)         (1,991)
                                                                                      ----------      ----------

                   Total stockholders' equity                                              5,666           4,447
                                                                                      ----------      ----------
         Commitments and contingencies (note 13)
                                                                                      $   32,649          32,323
                                                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                         Three months ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                       1998            1997
                                                                                    ----------      ----------
                                                                                        amounts in millions,
                                                                                      except per share amounts
         Revenue                                                                    $    1,872           1,827

         Operating costs and expenses:
           Operating                                                                       738             696
           Selling, general and administrative                                             428             393
           Stock compensation                                                              229              15
           Cost of distribution agreements (note 12)                                        83            --
           Depreciation and amortization                                                   423             374
                                                                                    ----------      ----------
                                                                                         1,901           1,478
                                                                                    ----------      ----------

                  Operating income (loss)                                                  (29)            349

         Other income (expense):
           Interest expense                                                               (285)           (289)
           Interest and dividend income                                                     21              21
           Share of losses of affiliates, net (note 4)                                    (238)           (156)
           Loss on early extinguishment of debt (note 7)                                   (16)           --
           Minority interests in losses (earnings) of consolidated
              subsidiaries, net (note 9)                                                    14             (38)
           Gain on issuance of equity interest by subsidiary (note 6)                       38            --
           Gain on disposition of assets (notes 5 and 6)                                 1,063              19
           Other, net                                                                      (10)             (2)
                                                                                    ----------      ----------
                                                                                           587            (445)
                                                                                    ----------      ----------

              Earnings (loss) before income taxes                                          558             (96)

         Income tax benefit (expense)                                                     (240)             38
                                                                                    ----------      ----------

              Net earnings (loss)                                                          318             (58)

         Dividend requirements on preferred stocks                                         (11)            (10)
                                                                                    ----------      ----------

              Net earnings (loss) attributable to common stockholders               $      307             (68)
                                                                                    ==========      ==========

         Net earnings (loss) attributable to common stockholders:
           TCI Group Series A and Series B common stock                             $      227             (84)
           Liberty Media Group Series A and Series B common stock                          303              16
           TCI Ventures Group Series A and Series B common stock                          (223)           --
                                                                                    ----------      ----------

                                                                                    $      307             (68)
                                                                                    ==========      ==========
         Basic earnings (loss) attributable to common stockholders per common share (note 2):
                  TCI Group Series A and Series B common stock                      $      .44            (.12)
                                                                                    ==========      ==========
                  Liberty Media Group Series A and Series B common stock            $      .85             .04
                                                                                    ==========      ==========
                  TCI Ventures Group Series A and Series B common stock             $     (.53)           --
                                                                                    ==========      ==========

         Diluted earnings (loss) attributable to common stockholders per common and potential common share (note 2):
             TCI Group Series A and Series B common stock                           $      .38            (.12)
                                                                                    ==========      ==========
             Liberty Media Group Series A and Series B common stock                 $      .78             .04
                                                                                    ==========      ==========
             TCI Ventures Group Series A and Series B common stock                  $     (.53)           --
                                                                                    ==========      ==========

         Comprehensive earnings (loss) (note 1)                                     $      668             (83)
                                                                                    ==========      ==========



See accompanying notes to consolidated financial statements.

                        TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statement of Stockholders' Equity

                            Three months ended March 31, 1998
                                       (unaudited)



                                                                                       Common Stock
                                                            --------------------------------------------------------------------
                                                Class B           TCI Group         Liberty Media Group      TCI Ventures Group
                                               Preferred    --------------------    --------------------    --------------------
                                                 Stock      Series A    Series B    Series A    Series B    Series A    Series B
                                               ---------    --------    --------    --------    --------    --------    --------
                                                                               amounts in millions
Balance at January 1, 1998                     $    --           606          78         345          35         377          33

   Net earnings                                     --          --          --          --          --          --          --
   Exchange of common stock in connection
     with the Magness Settlement (note 11)          --          --            11        --          --          --            13
   Issuance of common stock in connection
     with settlement of litigation                  --             1           1        --          --          --          --
   Reclassification to redeemable
     securities of redemption amount of
     common stock subject to put obligation         --          --          --          --          --          --          --
   Premium received in connection with put
     obligation                                     --          --          --          --          --          --          --
   Issuance of common stock for
     acquisitions (note 6)                          --             1        --             7        --             13       --
   Repurchase of common stock                       --          --          --          --          --          --          --
   Gain from issuance of equity by
     subsidiary and equity investee, net of
     taxes (note 4)                                 --          --          --          --          --          --          --
   Gain from contribution of cable
     television systems to joint ventures,
     net of taxes (note 6)                          --          --          --          --          --          --          --
   Issuance of common stock upon conversion
     of notes and preferred stock (notes 7
     and 8)                                         --            13        --             6       --           --          --
   Payment of call premiums (note 11)               --          --          --          --         --           --          --
   Reimbursement of fees related to
     Exchange (note 11)                             --          --          --          --         --           --          --
   Accreted dividends on all classes of
     preferred stock                                --          --          --          --         --           --          --
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements              --          --          --          --         --           --          --
   Payment of preferred stock dividends             --          --          --          --         --           --          --
   Foreign currency translation adjustment          --          --          --          --         --           --          --
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                          --          --          --          --         --           --          --
                                               ---------    --------    --------    --------    --------    --------    --------
Balance at March 31, 1998                      $    --           621          90         358          35         390          46
                                               =========    ========    ========    ========     =======    ========    ========
                                                                                                  Treasury
                                                                                                  stock and
                                                                                                   common
                                                                Accumulated                         stock
                                                Additional         other                           held by            Total
                                                 paid-in       comprehensive     Accumulated     subsidiaries,     stockholders'
                                                 capital         earnings          deficit          at cost           equity
                                                ----------     -------------     -----------     -------------     -------------
                                                                                amounts in millions
Balance at January 1, 1998                           5,063             778             (877)          (1,991)            4,447

   Net earnings                                       --              --                318             --                 318
   Exchange of common stock in connection
     with the Magness Settlement (note 11)             509            --               --               (533)             --
   Issuance of common stock in connection
     with settlement of litigation                      48            --               --               --                  50
   Reclassification to redeemable
     securities of redemption amount of
     common stock subject to put obligation            (16)           --               --               --                 (16)
   Premium received in connection with put
     obligation                                          2            --               --               --                   2
   Issuance of common stock for
     acquisitions (note 6)                             349            --               --               --                 370
   Repurchase of common stock                         --              --               --                 (5)               (5)
   Gain from issuance of equity by
     subsidiary and equity investee, net of
     taxes (note 4)                                     35            --               --               --                  35
   Gain from contribution of cable
     television systems to joint ventures,
     net of taxes (note 6)                              58            --               --               --                  58
   Issuance of common stock upon conversion
     of notes and preferred stock (notes 7
     and 8)                                            320            --               --               --                 339
   Payment of call premiums (note 11)                 (274)           --               --               --                (274)
   Reimbursement of fees related to
     Exchange (note 11)                                 11            --               --               --                  11
   Accreted dividends on all classes of
     preferred stock                                   (11)           --               --               --                 (11)
   Accreted dividends on all classes of
     preferred stock not subject to
     mandatory redemption requirements                   2            --               --               --                   2
   Payment of preferred stock dividends                (10)           --               --               --                 (10)
   Foreign currency translation adjustment            --                 1             --               --                   1
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                            --               349             --               --                 349

                                                 ---------       ---------        ---------         --------         ---------
Balance at March 31, 1998                            6,086           1,128             (559)          (2,529)            5,666
                                                 =========       =========        =========         ========         =========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                             1998             1997
                                                                                          -----------      -----------
                                                                                              amounts in millions
                                                                                                  (see note 3)
         Cash flows from operating activities:
           Net earnings (loss)                                                            $       318              (58)
           Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                     423              374
                Cost of distribution agreements                                                    83             --
                Stock compensation                                                                229               15
                Payments of obligation relating to stock compensation                             (91)              (1)
                Share of losses of affiliates, net                                                238              156
                Loss on early extinguishment of debt                                               16             --
                Minority interests in earnings (losses) of consolidated subsidiaries,
                   net                                                                            (14)              38
                Gain on issuance of equity interest by subsidiary                                 (38)            --
                Gain on disposition of assets                                                  (1,063)             (19)
                Deferred income tax expense (benefit)                                             204              (66)
                Payments of restructuring charges                                                  (4)             (16)
                Other noncash charges                                                              11                3
                Changes in operating assets and liabilities, net of the
                   effect of acquisitions:
                     Change in receivables                                                        (19)             (16)
                     Change in prepaids                                                           (21)             (32)
                     Change in accrued interest                                                   (85)            (112)
                     Change in other accruals and payables                                        (94)             (27)
                                                                                          -----------      -----------

                        Net cash provided by operating activities                                  93              239
                                                                                          -----------      -----------

         Cash flows from investing activities:
           Cash paid for acquisitions                                                             (72)            (156)
           Capital expended for property and equipment                                           (246)             (90)
           Additional investments in and loans to affiliates                                     (252)             (35)
           Collections of loans to affiliates                                                     448               68
           Proceeds from disposition of assets                                                    334              140
           Cash received in exchanges                                                            --                 22
           Other investing activities                                                             (21)             (52)
                                                                                          -----------      -----------

                       Net cash provided (used) by investing activities                           191             (103)
                                                                                          -----------      -----------

         Cash flows from financing activities:
           Borrowings of debt                                                                   1,043              363
           Repayments of debt                                                                  (1,082)            (820)
           Prepayment penalties                                                                   (15)            --
           Repurchase of common stock to be held in treasury                                       (5)            --
           Repurchase of subsidiary common stock                                                   (7)              (7)
           Payment of preferred stock dividends                                                   (22)             (21)
           Payment of dividends on subsidiary preferred stock and Trust Preferred
              Securities                                                                          (47)             (34)
           Payment of call premiums                                                              (274)            --
           Proceeds from issuance of common stock                                                --                  4
           Proceeds from issuance of Trust Preferred Securities                                  --                490
           Other financing activities                                                              13             --
                                                                                          -----------      -----------

                       Net cash used by financing activities                                     (396)             (25)
                                                                                          -----------      -----------

                       Net increase (decrease) in cash and cash equivalents
                                                                                                 (112)             111

                       Cash and cash equivalents at beginning of period                           284              394
                                                                                          -----------      -----------

                       Cash and cash equivalents at end of period                         $       172              505
                                                                                          ===========      ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                 March 31, 1998
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCI's Annual Report on Form 10-K for the year ended December 31, 1997.

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments and unrealized holding gains and losses for available-for-sale securities in other comprehensive earnings that are recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive earnings in the Company's consolidated statements of operations, and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statements of stockholders' equity.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain amounts have been reclassified for comparability with the 1998 presentation.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock for each four shares of TCI Group Stock owned (the "Liberty Distribution").

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

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock (the "TCI Ventures Exchange").

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

(2)      Earnings (Loss) Per Common and Potential Common Share

         Basic earnings per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(a)     TCI Group Stock

        The basic earnings attributable to TCI Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (517 million).

        The diluted earnings attributable to TCI Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the three months ended March 31, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), preferred stock of subsidiaries, convertible notes payable, stock options and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group Stock issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock") and associated dividend payments for the three months ended March 31, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common shareholders per common share as Series D Preferred Stock is antidilutive for the three months ended March 31, 1998.

        The basic and diluted loss attributable to TCI Group common stockholders per common share for the three months ended March 31, 1997 was computed by dividing net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

        No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



        Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                                    Three months ended March 31,
                                                                    --------------------------
                                                                       1998            1997
                                                                    ----------      ----------
                                                                    amounts in millions, except
                                                                         per share amounts
        Basic EPS:
              Earnings (loss) attributable to common
                  stockholders                                      $      227             (84)
                                                                    ==========      ==========
              Weighted average common shares                               517             678
                                                                    ==========      ==========
              Basic earnings (loss) per share attributable to
                  common stockholders                               $      .44            (.12)
                                                                    ==========      ==========

           Diluted EPS:
              Earnings (loss) attributable to common
                  stockholders                                      $      227             (84)
              Add preferred dividend requirements                            4            --
              Add interest expense                                           1            --
                                                                    ----------      ----------
              Adjusted earnings (loss) attributable to common
                  stockholders assuming conversion of preferred
                  shares                                            $      232             (84)
                                                                    ==========      ==========

              Weighted average common shares                               517             678
                                                                    ----------      ----------
              Add dilutive potential common shares:
                  Employee and director options                              8            --
                  Convertible notes payable                                 24            --
                  Series C-TCI Group Preferred Stock                         7
                  Series D Preferred Stock                                --              --
                  Series G Preferred Stock                                   8            --
                  Preferred stock of subsidiaries                           45            --
                                                                    ----------      ----------
                      Dilutive potential common shares                      92            --
                                                                    ----------      ----------
              Diluted weighted average common shares                       609             678
                                                                    ==========      ==========
              Diluted earnings (loss) per share attributable to
                  common stockholders                               $      .38            (.12)
                                                                    ==========      ==========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(b)     Liberty Group Stock

        The basic earnings attributable to Liberty Media Group common stockholders per common share for the three months ended March 31, 1998 and 1997 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period (355 million and 375 million, respectively).

        The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the three months ended March 31, 1998 and 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-Liberty Media Group ("Series C-Liberty Media Group Preferred Stock"), the Series D Preferred Stock, the Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock"), convertible notes payable, stock options and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

        No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



        Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                                        Three months ended March 31,
                                                        ---------------------------
                                                            1998            1997
                                                        -----------     -----------
                                                         amounts in millions, except
                                                             per share amounts
 Basic EPS:
    Earnings attributable to common stockholders        $       303              16
                                                        ===========     ===========
    Weighted average common shares                              355             375
                                                        ===========     ===========
    Basic earnings per share attributable to common     $       .85             .04
                                                        ===========     ===========
        stockholders

 Diluted EPS:
    Earnings attributable to common stockholders        $       303              16
                                                        ===========     ===========
    Weighted average common shares                              355             375
                                                        -----------     -----------
    Add dilutive potential common shares:
        Employee and director options                             8               4
        Convertible notes payable                                19              20
        Series C-Liberty Media Group Preferred
           Stock                                                  4               3
        Series D Preferred Stock                               --                 6
        Series H Preferred Stock                                  4               3
                                                        -----------     -----------
           Dilutive potential common shares                      35              36
                                                        -----------     -----------
    Diluted weighted average common shares                      390             411
                                                        ===========     ===========
    Diluted earnings per share attributable to
        common stockholders                             $       .78             .04
                                                        ===========     ===========

(c)     TCI Ventures Group Stock

        The basic and diluted loss attributable to TCI Ventures Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (421 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

        At March 31, 1998, there were 34 million potential common shares consisting of fixed and nonvested performance awards, stock options and convertible securities that could potentially dilute future EPS calculations in periods of net earnings. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

Cash paid for interest was $370 million and $401 million for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was not material for the three months ended March 31, 1998 and 1997.

Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                      Three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                  1998             1997
                                                               -----------      -----------
                                                                   amounts in millions
 Cash paid for acquisitions:
   Aggregate cost basis of assets acquired                     $      (708)          (1,065)
   Liabilities assumed, net of current assets                            3              616
   Deferred tax liability recorded in acquisitions                      89               34
   Minority interests in equity of acquired entities                  (179)               1
   Elimination of notes receivable from affiliates                     351              --
   Common stock and preferred stock issued in acquisitions             372              258
                                                               -----------      -----------

        Cash paid for acquisitions                             $       (72)            (156)
                                                               ===========      ===========

 Cash received in exchanges:
   Aggregate cost basis of assets acquired                     $      --               (294)
   Historical cost of assets exchanged                                --                305
   Gain recorded on exchange of assets                                --                 11
                                                               -----------      -----------

        Cash received in exchanges                             $      --                 22
                                                               ===========      ===========


For a description of certain non-cash transactions, see note 6.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)      Investments in Affiliates

The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value of the more significant investments at March 31, 1998 (amounts in millions).

 Cablevision Systems Corporation ("CSC")                        $ 1,130
 Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
     and PhillieCo, L.P.                                            478
 Telewest Communications plc ("Telewest")                           298
 BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV
     INC. (collectively "BDTV")                                     260
 Teleport Communications Group, Inc. ("TCG")                        277
 Various foreign equity investments (other than
     Telewest, Flextech p.l.c. and Cablevision S.A.)                266
 InterMedia Capital Partners IV, L.P. and InterMedia
     Capital Management IV, L.P.                                    262
 Flextech p.l.c. ("Flextech")                                       259
 Cablevision S.A. ("Cablevision")                                   236
 Home Shopping Network, Inc. ("HSN")                                147
 QVC, Inc.                                                          144

Summarized unaudited combined results of operations for the Company's affiliates for the periods in which the Company used the equity method to account for such affiliates are as follows:

                                               Three months ended
Combined Operations                                 March 31,
                                          ----------------------------
                                              1998             1997
                                          -----------      -----------
                                              amounts in millions
 Revenue                                  $     2,850            1,762
 Operating expenses                            (2,637)          (1,673)
 Depreciation and amortization                   (527)            (296)
                                          -----------      -----------

   Operating loss                                (314)            (207)

 Interest expense                                (383)            (176)
 Other, net                                       (76)            (124)
                                          -----------      -----------

   Net loss                               $      (773)            (507)
                                          ===========      ===========


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         At March 31, 1998, the Company owned 24,471,086 shares of CSC Class A common stock, which had a closing market price of $65.75 per share on March 31, 1998. As described in note 6, the Company acquired such shares of CSC Class A common stock in March 1998.

         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the three months ended March 31, 1998 and 1997, the PCS Ventures accounted for $155 million and $64 million, respectively, of the Company's share of affiliate losses.

         From inception through March 1998, the four partners have contributed approximately $4.2 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of approximately $1.3 billion). The remaining capital that the Sprint PCS Partnerships will require to fund the construction and operation of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming the Sprint PCS Partnerships to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The Company expects that the remaining approximately $150 million of such amount (of which the Company's share is approximately $45 million) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The Company expects that the Sprint PCS Partnerships will require additional equity thereafter.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

         On March 31, 1998, TCI owned 1,011,528 shares of TCG's Class A common stock and 48,779,000 shares of TCG's Class B common stock. TCG's Class A common stock had a closing price on the Nasdaq financial market of $58.75 per share on March 31, 1998.

         On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of such merger transaction, TCI's interest in TCG was reduced to approximately 26%.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In February 1998, pursuant to an investment agreement among Universal Studios, Inc. ("Universal"), HSN, Inc. ("HSNI"), HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997, HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, Inc., a New York general partnership ("USAI") to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities. As a result of the foregoing transactions, Liberty Media Group's ownership interest in USAI, which is held through BDTV, was reduced to 18.6%.

         At the closing of the Universal Transaction, Universal (i) was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and (ii) received a cash payment of $1.3 billion. Pursuant to an exchange agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events. Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV INC., a newly-formed entity having substantially the same terms as BDTV INC., BDTV II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANi LLC by June 30, 1998 in exchange for an aggregate of 15 million LLC Shares and/or shares of USAI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities. Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI, the Company recorded a $33 million increase to additional paid in capital (net of a deferred tax liability of $21 million) and an increase to investments in affiliates of $54 million. No gain was recognized due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had immediately prior to such issuances. In addition, with respect to issuances of USAI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in USAI that it had immediately prior to such issuances. During the first quarter of 1998, Liberty Media Group exercised its right to purchase approximately 4.7 million additional LLC shares or USAI shares of common stock pursuant to a preemptive right of $20 per share in cash, subject to receipt of regulatory approvals. This transaction is expected to close during the second quarter of 1998.

         USAI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $20 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $20 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $20 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest accounted for $30 million and $42 million of the Company's share of its affiliates' losses during the three months ended March 31, 1998 and 1997, respectively.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and L.0.65 ($1.09) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and L.3.25 ($5.43) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of L.0.89 ($1.49) on April 14, 1998, the Merger Offer is valued at approximately L.649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of L.0.925 ($1.55) per share. U S WEST, Inc. ("U S WEST"), Tele-Communications International, Inc. ("TINTA"), a majority-owned subsidiary of the Company, and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, U S WEST, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at March 31, 1998. In addition, it is anticipated that U S WEST, TINTA, Cox and SBC Communications, Inc. will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to (i) approval by the boards of directors of Telewest and General Cable, (ii) regulatory approval and
         (iii) other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision, a company engaged in the multi- channel video distribution business in Buenos Aires, Argentina, to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at London Interbank Offered Rate ("LIBOR"), due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $49 million on the Cablevision Sale. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Cablevision accounted for $3 million of the Company's share of its affiliates' losses during the three months ended March 31, 1998.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In addition to Telewest and Cablevision, the Company has an equity method investment in Flextech, an entity engaged in the distribution and production of programming for multichannel video distribution systems in the UK, and other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other foreign equity method investments accounted for $20 million and $19 million of the Company's share of its affiliates' losses during the three months ended March 31, 1998 and 1997, respectively.

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Investment in Time Warner

         Liberty Media Group holds approximately 57 million shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one- hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. See note 7.

         On June 24, 1997, Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern Satellite Systems, Inc. ("Southern") and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option") and received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. Such amount had been reflected as a deferred option premium in the accompanying consolidated financial statements. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998 for $213 million in cash. The Company recognized a $515 million pre-tax gain in connection with such transactions in the first quarter of 1998.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)      Acquisitions and Dispositions

         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). Such shares represent an approximate 32.7% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case the Company has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of this transaction, the Company recognized a $511 million gain in the accompanying consolidated statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC
         Class A common shares received over the historical cost of the net assets transferred by the Company to CSC. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 3% of CSC's
         Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         During the first quarter of 1998, the Company also completed two transactions whereby the Company contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures (collectively, the "Q1 Joint Ventures") in exchange for non-controlling ownership interests in each of the Q1 Joint Ventures, and the assumption and repayment by the Q1 Joint Ventures of intercompany debt owed to the Company aggregating $343 million. In connection with such transactions, the Company has agreed to take certain steps to support compliance by the Q1 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $294 million. In light of such agreement, the $97 million aggregate excess of the Company debt assumed by the Q1 Joint Ventures over the historical cost of the remaining net assets contributed to the Q1 Joint Ventures has been reflected as a direct increase to combined equity (net of related deferred income taxes of $39 million). The Company uses the equity method of accounting to account for its investments in the Q1 Joint Ventures. The March 4, 1998 CSC transaction and the formation of the Q1 Joint Ventures are collectively referred to herein as the "Q1 1998 Contribution Transactions."

         On April 30, 1998, the Company contributed certain cable television systems serving in the aggregate approximately 435,000 customers in Kentucky to a joint venture in exchange for a 49% limited partnership interest in such joint venture, and the assumption and repayment by such joint venture of intercompany debt owed to the Company and debt owed by the Company to external parties aggregating $812 million. In connection with such transaction, the Company has agreed to take certain steps to support compliance by the joint venture with its payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $490 million. The Company will use the equity method of accounting to account for its investment in this joint venture.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Including the Q1 1998 Contribution Transactions and the above-described April 30, 1998 transaction, the Company, as of April 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the Q1 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to the Company's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to the Company's annual revenue and annual operating income before depreciation, amortization and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         On January 12, 1998, the Company acquired from a minority shareholder of United Video Satellite Group, Inc. ("UVSG") 12.4 million shares of Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate $346 million value assigned to the shares issued by the Company was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction, the Company increased its ownership in the equity of UVSG to approximately 73%, of which 17% is attributed to Liberty Media Group and 56% is attributed to TCI Ventures Group. In addition, TCI's collective voting power increased to 93%.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC ("Superstar/Netlink") in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, the Company's ownership interest in Superstar/Netlink decreased from 100% to approximately 80% and the Company recognized a gain of $38 million (before deducting deferred income tax expense of $15 million). Turner Vision's contribution to Superstar/Netlink was accounted for as a purchase, and the $61 million excess of the purchase price over the fair value of the assets acquired was recorded as goodwill and is being amortized over five years. (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In April 1998, UVSG, Liberty Media Group and Turner Vision (the "Superstar/Netlink Owners") announced an agreement in principal with PRIMESTAR, Inc. ("PRIMESTAR") for the sale of Superstar/Netlink (the "PRIMESTAR Transaction"). The Superstar/Netlink Owners have agreed to an aggregate sales price of approximately $480 million based on the delivery of 1.2 million C-band subscribers at the close of the transaction. The consideration paid will be in the form of approximately $430 million in new convertible preferred stock of PRIMESTAR and approximately $50 million in assumed programming liabilities. The preferred stock will be convertible into approximately
         44.8 million shares of PRIMESTAR Class A common stock. Such preferred stock will also bear a 6% cumulative dividend, payable in cash, shares of PRIMESTAR Class A common stock or, under certain circumstances, shares of TCI Satellite Entertainment, Inc. Series A common stock, as PRIMESTAR shall elect. Consummation of the agreement is subject to certain conditions including receipt of applicable regulatory approvals. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted under the name Netlink International in exchange for 6.4 million shares of UVSG's common stock. Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the PRIMESATR Transaction and Liberty Media Group's Netlink International businesses for 6.4 million shares of UVSG Class B common stock. The Netlink International businesses are being operated by Liberty Media Group for the benefit of UVSG from April 1, 1998 to the closing of the sale thereof. Consummation of the transaction between Liberty Media Group and UVSG is subject to the signing of a definitive agreement following receipt by UVSG of a satisfactory fairness opinion, UVSG stockholder approval and certain regulatory approvals. No assurance can be given that such transaction will be consummated.

(7)      Debt

         Debt is summarized as follows:

                                                                                March 31,           December 31,
                                                                                  1998                 1997
                                                                               -----------          -----------
                                                                                      amounts in millions
                  Notes payable (a)                                            $     9,284                9,017
                  Bank credit facilities (b)                                         4,383                5,233
                  Commercial paper                                                     528                  533
                  Convertible notes (c)                                                 40                   40
                  Capital lease obligations and other debt                             408                  427
                                                                               -----------          -----------

                                                                               $    14,643               15,250
                                                                               ===========          ===========

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(a) During the three months ended March 31, 1998, the Company purchased in the open market certain notes payable which had an aggregate principal balance of $95 million and fixed interest rates ranging from 8.75% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, the Company recognized a loss on early extinguishment of debt of $16 million. Such loss related to prepayment penalties amounting to $15 million and the retirement of deferred loan costs.

(b) At March 31, 1998, subsidiaries of the Company had approximately $2.8 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

        As security for borrowings under one of the Company's credit facilities, the Company has pledged a portion of its Time Warner common stock with an estimated market value of $1.6 billion, based upon the market value of the marketable common stock into which it is convertible.

        Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI's subsidiaries pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(c) The convertible notes, which are stated net of unamortized discount of $166 million at March 31, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At March 31, 1998, the fair value of the Company's debt was $15,395 million, as compared to a carrying value of $14,643 million on such date.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") of 6.2% and receives variable interest rates on a notional amount of $10 million at March 31, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at March 31, 1998. During the three months ended March 31, 1998 and 1997, the Company's net receipts (payments) pursuant to the Fixed Rate Agreements were (less than $1 million) and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $3 million and $1 million, respectively.

Information concerning the Company's Variable Rate Agreements at March 31, 1998 is as follows (dollar amounts in millions):


                                                                     Amount to be paid
        Expiration             Interest rate           Notional       (received) upon
           date                to be received           amount        termination (a)
      --------------           --------------           ------        --------------
September 1998                   4.8%-5.4%             $  450              $   1
April 1999                          7.4%                   50                 (1)
September 1999                      6.4%                  350                 (2)
February 2000                    5.8%-6.6%                300                 (2)
March 2000                       5.8%-6.0%                675                 --
September 2000                      5.1%                   75                  2
March 2027                          9.7%                  300                (18)
December 2036                       9.7%                  200                 (7)
                                                       ------              -----

                                                       $2,400              $ (27)
                                                       ======              =====

------------------

(a) The estimated amount that the Company would pay or receive to terminate the agreements at March 31, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

The Fixed Rate Agreement expires in August 1998. At March 31, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

In addition to the Fixed Rate and Variable Rate Agreements, the Company entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the LIBOR (6.1% at March 31, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (6.0% at March 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at March 31, 1998) and receives a variable rate based on CMT (6.1% at March 31, 1998) on notional amounts of $95 million through February 2000. During the three months ended March 31, 1998, the Company's net payments pursuant to such agreements were less than $1 million. At March 31, 1998, the Company would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of March 31, 1998.

(8)      Redeemable Preferred Stock

         On February 20, 1998, the Company issued a Notice of Redemption which called for the redemption, on April 1, 1998 of all of its outstanding Series D Preferred Stock for a redemption price of $304.0233 per share. During the first quarter of 1998, 988,776 shares of Series D Preferred Stock were converted into 9,887,760 shares of TCI Group Series A Stock and 5,561,741 shares of Liberty Group Series A Stock.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $35 million and $25 million during the three months ended March 31, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(10)     Stockholders' Equity

         Stock Repurchases

         During the three months ended March 31, 1998, pursuant to the stock repurchase program, 66,041 shares of TCI Group Series A Stock, 61,450 shares of TCI Ventures Group Series A Stock, 94,000 shares of TCI Ventures Group Series B Stock and 44,283 shares of Liberty Group Series A Stock were repurchased at an aggregate cost of $5 million. Such shares are reflected as treasury stock in the accompanying consolidated financial statements.

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost

                                                     March 31, 1998                  December 31, 1997
                                             ------------------------------   ------------------------------
                                               Number of                        Number of
                                                 shares        Cost basis         shares        Cost basis
                                             --------------  --------------   --------------  --------------
                                                               (dollar amounts in millions)
       Treasury stock is summarized as
          follows:
            TCI Group Series A Stock             22,902,820  $          505       11,296,324  $          180
            TCI Group Series B Stock             30,876,766             518       30,876,766             518
            Liberty Group Series A Stock         25,126,455             490       25,082,172             489
            Liberty Group Series B Stock             82,074               2           82,074               2
            TCI Ventures Group Series A
            Stock                                13,259,792             211               --              --
            TCI Ventures Group Series B
            Stock                                   432,196               5          338,196               4

       Common stock held by subsidiaries
          is summarized as follows:
            TCI Group Series A Stock            125,645,656             464      125,645,656             464
            TCI Group Series B Stock              9,112,500             160        9,112,500             160
            Liberty Group Series A Stock          6,654,367             113        6,654,367             113
            Liberty Group Series B Stock          3,417,187              61        3,417,187              61
                                                             --------------                   --------------
                                                             $        2,529                   $        1,991
                                                             ==============                   ==============

         Stock Based Compensation

         Certain key employees of the Company and members of the Board hold options with tandem stock appreciation rights ("SARs") to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of compensation relating to SARs granted to such employees of the Company have been recorded in the accompanying consolidated financial statements pursuant to Accounting Principles Board Opinion No. 25. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market value of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Other

         During the fourth quarter of 1997, the Company entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, the Company has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. The Company has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, the Company is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of March 31, 1998, the Equity Swap Facility had acquired 2,089,480 shares of TCI Group Series A Stock and 513,500 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $10 million less than the fair value of such Equity Swap Shares at March 31, 1998.

         The excess of consideration received on the conversion of debentures or preferred stock or the exercise of options over the par value of the stock issued is credited to additional paid-in capital.

         At March 31, 1998, there were 99,247,030 shares of TCI Group Series A Stock, 39,286,137 shares of Liberty Group Series A Stock and 34,412,229 shares of TCI Ventures Group Series A Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of TCI Group Series A Stock is reserved for each share of TCI Group Series B Stock, one share of Liberty Group Series A Stock is reserved for each share of Liberty Group Series B Stock and one share of TCI Ventures Group Series A Stock is reserved for each share of TCI Ventures Group Series B Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of TCI Group Series A Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11)     Transactions with Officers and Directors

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million.

         In connection with the Exchange and Sale, Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, agreed to forgo the exercise of certain option rights and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares of Series B Stock upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High- Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement is reflected as a $274 million reduction of additional paid-in capital in the accompanying consolidated financial statements.

(12)     At Home Corporation

         In April 1997, At Home Corporation, a subsidiary of the Company, ("@Home") issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, the Company's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of March 31, 1998. During the first quarter of 1998, @Home recorded a non-cash, non-recurring charge of $83 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in cost of distribution agreements in the accompanying consolidated statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home.

(13)     Commitments and Contingencies

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

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1998, these agreements require minimum payments aggregating approximately $678 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company anticipates that its aggregate payments under the Film Licensing Obligations will be significant.

         As described in notes 4 and 6, the Company has significant commitments and contingent obligations with respect to certain of its affiliates.

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

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $490 million at March 31, 1998. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $42 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Assuming the conversion of TCI Music convertible preferred stock, TCI, at March 31, 1998, owned TCI Music securities representing 80.7% of TCI Music's common stock and 97.4% of the voting power attributable to such TCI Music common stock. In connection with the DMX Merger, the Company assumed a contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. Such obligation may be settled, at the Company's option, with shares of TCI Group Series A Stock or with cash. The Company has recorded its contingent obligation to purchase such shares as a component of minority interest in equity of consolidated subsidiaries in the accompanying consolidated financial statements.

         Effective as of December 16, 1997, National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI which is attributed to of the TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
         6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Also in December 1997, NDTC entered into a memorandum of understanding with GI which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately 21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a services agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         Estimates of compensation relating to phantom stock appreciation rights granted to employees of a subsidiary of TCI have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt.

         During the three months ended March 31, 1998, the Company continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, the Company had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include the Company's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Company's products and other equipment and systems potentially impacted by the year 2000. Additionally, the Company began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by the Company and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

         The Company completed a preliminary assessment of its systems and related software that support the Company's financial applications. For those financial systems and software which will continue to be utilized by the Company beyond the year 1999, the Company has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of the Company's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as the Company completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. The Company has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of the Company's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of the Company anticipates that such systems will be remediated or replaced prior to the year 2000.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Significant third party vendors whose systems are critical to the Company's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

         The Company's assessment of the impact of the year 2000 date change should be complete by the end of 1998. The Company continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations but has identified certain cost elements that, in the aggregate, are not expected to be less than $20 million. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have an adverse effect on its financial position.

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

(14)     Information about the Company's Segments

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (defined as operating income before depreciation, amortization, stock compensation and cost of distribution agreement). The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         The Company utilizes the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                 Domestic cable           Domestic
                                                & communications         programming          All
                                                     services              services           other           Total
                                                ----------------         -----------        --------         -------
                                                                              amounts in millions
   Three months ended March 31, 1998:

   Revenue from external
      customers including
      intersegment revenue                         $      1,577               157              211            1,945
   Intersegment revenue                                      (5)               72                6               73
   Segment operating cash flow                              656                28               22              706

   Three months ended March 31, 1997:

   Revenue from external
      customers including
      intersegment revenue                         $      1,555                59              247            1,861
   Intersegment revenue                                       6                23                5               34
   Segment operating cash flow                              664                25               49              738


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:



                                                                  Three months ended March 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ----------      ----------
                                                                      amounts in millions
 Total operating cash flow for reportable segments                $      684             689
 Other operating cash flow                                                22              49
 Other items excluded from operating cash flow:
         Depreciation and amortization                                  (423)           (374)
         Stock compensation                                             (229)            (15)
         Cost of distribution agreements                                 (83)           --
         Interest expense                                               (285)           (289)
         Interest and dividend income                                     21              21
         Share of losses of affiliates, net                             (238)           (156)
         Loss on early extinguishment of debt                            (16)           --
         Minority interest in losses (earnings) of
            consolidated subsidiaries, net                                14             (38)
         Gain on issuance of equity interest by subsidiary                38            --
         Gain on disposition of assets                                 1,063              19
         Other, net                                                      (10)             (2)
                                                                  ----------      ----------
            Earnings (loss) before income taxes                   $      558             (96)
                                                                  ==========      ==========


                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                             Combined Balance Sheets
                                   (unaudited)


                                                                                     March 31,     December 31,
                                                                                       1998           1997
                                                                                    ----------     ----------
Assets                                                                                 amounts in millions

 Cash and cash equivalents                                                          $     --               56

 Trade and other receivables, net                                                          408            394

 Investment in Cablevision Systems Corporation ("CSC"), accounted for under the
    equity method (note 4)                                                               1,130           --

 Investments in other affiliates, accounted for under the equity method, and
    related receivables (note 5)                                                           246            414

 Property and equipment, at cost:
    Land                                                                                    74             77
    Distribution systems                                                                 9,643          9,933
    Support equipment and buildings                                                      1,353          1,411
                                                                                    ----------     ----------
                                                                                        11,070         11,421
    Less accumulated depreciation                                                        4,469          4,479
                                                                                    ----------     ----------
                                                                                         6,601          6,942
                                                                                    ----------     ----------

 Franchise costs                                                                        16,903         17,802
    Less accumulated amortization                                                        2,666          2,725
                                                                                    ----------     ----------
                                                                                        14,237         15,077
                                                                                    ----------     ----------

 Other assets, net of amortization                                                         665            695
                                                                                    ----------     ----------

                                                                                    $   23,287         23,578
                                                                                    ==========     ==========


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                                 March 31,       December 31,
                                                                                    1998            1997
                                                                                 ----------      ----------
 Liabilities and Combined Deficit                                                   amounts in millions
 Accounts payable                                                                $      163             137

 Accrued interest                                                                       169             250

 Accrued programming expenses                                                           261             243

 Other accrued expenses                                                                 660             726

 Debt (note 7)                                                                       13,426          14,106

 Deferred income taxes                                                                5,462           5,147

 Other liabilities                                                                      638             563
                                                                                 ----------      ----------

       Total liabilities                                                             20,779          21,172
                                                                                 ----------      ----------

 Minority interests in equity of attributed subsidiaries                                910           1,048

 Redeemable securities:
    Preferred stock (note 8)                                                            312             655
    Common stock                                                                         21               5

 Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt
    securities of TCI Communications, Inc. ("TCIC") (note 9)                          1,500           1,500

 Combined deficit (note 10):
    Combined equity (deficit), including preferred stocks of
       Tele-Communications, Inc. ("TCI")                                                225            (276)
    Accumulated other comprehensive earnings, net of taxes (note 1)                       5               4
                                                                                 ----------      ----------
                                                                                        230            (272)

    Due from related parties (note 11)                                                 (465)           (530)
                                                                                 ----------      ----------

       Total combined deficit                                                          (235)           (802)
                                                                                 ----------      ----------

 Commitments and contingencies (note 14)

                                                                                 $   23,287          23,578
                                                                                 ==========      ==========

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                               Three months ended
                                                                                   March 31,
                                                                          -----------------------------
                                                                             1998              1997*
                                                                          -----------       -----------
                                                                           amounts in millions, except
                                                                                per share amounts

 Revenue (note 11)                                                        $     1,577             1,555

 Operating costs and expenses:
     Operating:
       Related party (note 11)                                                     60                29
       Other                                                                      527               546
     Selling, general and administrative (note 11)                                334               316
     Stock compensation (note 10)                                                  70                 2
     Depreciation and amortization                                                376               332
                                                                          -----------       -----------
                                                                                1,367             1,225
                                                                          -----------       -----------

         Operating income                                                         210               330

 Other income (expense):
     Interest expense                                                            (273)             (273)
     Interest income                                                                5                 7
     Intercompany interest, net                                                     5                (2)
     Share of losses of CSC (note 4)                                              (32)             --
     Share of earnings (losses) of other affiliates, net (note 5)                  52               (17)
     Loss on early extinguishment of debt (note 7)                                (16)             --
     Minority interests in earnings of attributed subsidiaries, net
       (note 9)                                                                   (46)              (34)
     Gain (loss) on disposition of assets (note 6)                                511               (10)
     Other, net                                                                   (14)               (4)
                                                                          -----------       -----------
                                                                                  192              (333)
                                                                          -----------       -----------

         Earnings (loss) before income taxes                                      402                (3)

 Income tax (expense) benefit                                                    (164)                6
                                                                          -----------       -----------

         Earnings before loss of TCI Ventures Group (note 1)                      238                 3

 Loss of TCI Ventures Group through the date of the TCI Ventures
     Exchange (note 1)                                                           --                 (77)
                                                                          -----------       -----------

         Net earnings (loss)                                                      238               (74)

 Dividend requirements on preferred stocks                                        (11)              (10)
                                                                          -----------       -----------

         Net earnings (loss) attributable to common stockholders          $       227               (84)
                                                                          ===========       ===========

 Basic earnings (loss) attributable to common stockholders per common
     share (note 2)                                                       $       .44              (.12)
                                                                          ===========       ===========

 Diluted earnings (loss) attributable to common stockholders per
     common share (note 2)                                                $       .38              (.12)
                                                                          ===========       ===========

 Comprehensive earnings (loss) (note 1)                                   $       239               (70)
                                                                          ===========       ===========

*Restated - see note 1.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                          Statement of Combined Deficit

                        Three months ended March 31, 1998
                                   (unaudited)



                                                                     Combined
                                                                      equity
                                                                    (deficit),       Accumulated
                                                                     including          other            Due
                                                                     preferred       comprehensive      from             Total
                                                                     stocks of        earnings,        related         combined
                                                                        TCI         net of taxes       parties          deficit
                                                                    -----------      -----------     -----------      -----------
                                                                                        amounts in millions
 Balance at January 1, 1998                                         $      (276)               4            (530)            (802)
    Net earnings                                                            238             --              --                238
    Change in due from related parties                                     --               --                65               65
    Reclassification to redeemable securities of redemption
       amount of TCI Group Stock subject to put obligations                 (16)            --              --                (16)
    Premium received in connection with put obligation                        2             --              --                  2
    Transfer of net liabilities from related party                          (50)            --              --                (50)
    Change in unrealized gains for available-for-sale
       securities, net of taxes                                            --                  1            --                  1
    Accreted dividends on all classes of TCI preferred stock                (11)            --              --                (11)
    Accreted dividends on all classes of TCI preferred stock
       not subject to mandatory redemption requirements                       2             --              --                  2
    Payment of TCI preferred stock dividends                                (10)            --              --                (10)
    Payment of call premiums (note 12)                                     (134)            --              --               (134)
    Reimbursement of fees related to Exchange (note 12)                      11             --              --                 11
    Repurchase of TCI Group Stock                                            (2)            --              --                 (2)
    Gain from contribution of cable television systems to joint
       ventures, net of taxes (note 6)                                       58             --              --                 58
    Issuance of TCI Group Stock in connection with settlement
       of litigation                                                         50             --              --                 50
    Issuance of TCI Group Stock for acquisitions (note 3)                    24             --              --                 24
    Issuance of TCI Group Stock and Liberty Group Stock upon
       conversion of notes and preferred stock                              339             --              --                339
                                                                    -----------      -----------     -----------      -----------

 Balance at March 31, 1998                                          $       225                5            (465)            (235)
                                                                    ===========      ===========     ===========      ===========


See accompanying notes to combined financial statements.

                                  "TCI GROUP"
            (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                         Three months ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                      1998              1997*
                                                                                   -----------       -----------
                                                                                        amounts in millions
 Cash flows from operating activities:                                                       (see note 3)
    Earnings before loss of TCI Ventures Group**                                   $       238                 3
    Adjustments to reconcile earnings before loss of TCI Ventures Group to net cash provided by operating activities:
         Depreciation and amortization                                                     376               332
         Stock compensation                                                                 70                 2
         Payments of obligation relating to stock compensation                             (28)               (1)
         Share of losses of CSC                                                             32              --
         Share of losses (earnings) of other affiliates, net                               (52)               17
         Loss on early extinguishment of debt                                               16              --
         Minority interests in earnings of attributed subsidiaries, net                     46                34
         Loss (gain) on disposition of assets                                             (511)               10
         Intergroup tax allocation                                                         (60)               32
         Deferred income tax expense (benefit)                                             189               (64)
         Payments of restructuring charges                                                  (3)              (16)
         Other noncash charges (credits)                                                    10               (21)
         Changes in operating assets and liabilities, net of the effect of acquisitions:
              Change in receivables                                                        (25)               (9)
              Change in accruals and payables                                             (141)             (188)
                                                                                   -----------       -----------

                 Net cash provided by operating activities                                 157               131
                                                                                   -----------       -----------

 Cash flows from investing activities:
    Cash paid for acquisitions                                                             (65)             (156)
    Capital expended for property and equipment                                           (210)              (48)
    Additional investments in and loans to affiliates and others                          (136)               (3)
    Collections of loans to affiliates                                                     444                57
    Proceeds from dispositions of assets                                                    49               140
    Cash received in exchanges                                                            --                  22
    Change in interest in TCI Ventures Group                                              --                  23
    Other investing activities                                                             128               (63)
                                                                                   -----------       -----------

                 Net cash provided (used) by investing activities                          210               (28)
                                                                                   -----------       -----------

 Cash flows from financing activities:
    Borrowings of debt                                                                     533               324
    Repayments of debt                                                                    (825)             (745)
    Payment of preferred stock dividends                                                   (22)              (21)
    Payment of dividends on subsidiary preferred stock and Trust Preferred
       Securities                                                                          (47)              (34)
    Payment of call premiums                                                              (134)             --
    Change in amounts due from related parties                                              83               (42)
    Proceeds from issuance of TCI Group Stock                                             --                   3
    Proceeds from issuance of Trust Preferred Securities                                  --                 490
    Other financing activities                                                             (11)                3
                                                                                   -----------       -----------

                 Net cash used by financing activities                                    (423)              (22)
                                                                                   -----------       -----------

                 Net increase (decrease) in cash and cash equivalents                      (56)               81

                 Cash and cash equivalents at beginning of period                           56              --
                                                                                   -----------       -----------

                 Cash and cash equivalents at end of period                        $      --                  81
                                                                                   ===========       ===========

*    Restated - see note 1.

**   Loss of TCI Ventures Group does not use funds.


See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 March 31, 1998
                                   (unaudited)
(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of TCI that are attributed to TCI Group, as defined below. The combined financial statements of TCI Group are presented for purposes of additional analysis of the consolidated financial statements of TCI and subsidiaries, and should be read in conjunction with such consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in combination. Common stock of TCI held by subsidiaries is included in combined deficit.

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of TCI Group for the year ended December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Effective January 1, 1998, TCI Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). TCI Group has reclassified its prior period combined balance sheet and combined statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. TCI Group has included unrealized holding gains and losses for available-for-sale securities in other comprehensive earnings that are recorded directly in combined deficit. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of comprehensive earnings in TCI Group's combined statements of operations, and is included in accumulated other comprehensive earnings in TCI Group's combined balance sheets and statement of combined deficit.

         Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share ("TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock for each four shares of TCI Group Stock owned (the "Liberty Distribution").

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

         In August 1997, TCI commenced offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered, up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively (the "TCI Ventures Exchange").

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

(2)      Earnings (Loss) Per Common and Potential Common Share

         Basic earnings per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS.

         The basic earnings attributable to TCI Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period (517 million).

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The diluted earnings attributable to TCI Group common stockholders per common share for the three months ended March 31, 1998 was computed by dividing net loss attributable to TCI Group common stockholders, which is adjusted by the addition of preferred dividends and interest expense accrued during the three months ended March 31, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), preferred stock of subsidiaries, convertible notes payable, stock options and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group stock issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock"), and associated dividend payments for the three months ended March 31, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common stockholders per common share as Series D Preferred Stock is antidilutive for the three months ended March 31, 1998.

         The basic and diluted loss attributable to TCI Group common stockholders per common share for the three months ended March 31, 1997 was computed by dividing net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                1998             1997
                                                            -----------      -----------
                                                             amounts in millions, except
                                                                   per share amounts
 Basic EPS:
    Earnings (loss) attributable to common stockholders     $       227              (84)
                                                            ===========      ===========
    Weighted average common shares                                  517              678
                                                            ===========      ===========
    Basic earnings (loss) per share attributable to
         common stockholders                                $       .44             (.12)
                                                            ===========      ===========

 Diluted EPS:
    Earnings (loss) attributable to common stockholders     $       227              (84)
    Add preferred dividend requirements                               4             --
    Add interest expense                                              1             --
                                                            -----------      -----------
    Adjusted earnings (loss) attributable to common
         stockholders assuming conversion of preferred
         shares                                             $       232              (84)
                                                            ===========      ===========

    Weighted average common shares                                  517              678
                                                            -----------      -----------
    Add dilutive potential common shares:
         Employee and director options                                8             --
         Convertible notes payable                                   24             --
         Series C-TCI Group Preferred Stock                           7             --
         Series D Preferred Stock                                  --               --
         Series G Preferred Stock                                     8             --
         Preferred stock of subsidiaries                             45             --
                                                            -----------      -----------
            Dilutive potential common shares                         92             --
                                                            -----------      -----------

    Diluted weighted average common shares                          609              678
                                                            ===========      ===========
    Diluted earnings (loss) per share attributable to
         common stockholders                                $       .38             (.12)
                                                            ===========      ===========

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $354 million and $386 million for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was not material for the three months ended March 31, 1998 and 1997.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                                         Three months ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                      1998             1997
                                                                                   -----------      -----------
                                                                                        amounts in millions
                    Cash paid for acquisitions:
                       Aggregate cost basis of assets acquired                     $      (401)          (1,065)
                       Liabilities assumed, net of current assets                            2              616
                       Deferred tax liability recorded in acquisitions                      89               34
                       Minority interests in equity of acquired entities                  (130)               1
                       Elimination of notes receivable from affiliates                     351             --
                       Common stock and preferred stock issued in acquisitions              24              258
                                                                                   -----------      -----------

                            Cash paid for acquisitions                             $       (65)            (156)
                                                                                   ===========      ===========

                    Cash received in exchanges:
                       Aggregate cost basis of assets acquired                     $      --               (294)
                       Historical cost of assets disposed of                              --                305
                       Gain recorded on exchange of assets                                --                 11
                                                                                   -----------      -----------

                            Cash received in exchanges                             $      --                 22
                                                                                   ===========      ===========

         For a description of certain non-cash transactions, see notes 5, 6 and 11.

(4)      Investment in Cablevision Systems Corporation

         As further described in note 6, TCI Group acquired an approximate 32.7% interest in CSC on March 4, 1998. At March 31, 1998, TCI Group owned 24,471,086 shares of CSC Class A common stock, which had a closing market price of $65.75 per share on March 31, 1998.

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through March 31, 1998 (amounts in millions):

           Revenue                                                                  $           236
           Operating, selling, general and administrative expense                              (202)
           Depreciation and amortization                                                        (56)
                                                                                    ---------------
                    Operating loss                                                              (22)
           Interest expense                                                                     (35)
           Other, net                                                                           (18)
                                                                                    ---------------
                    Net loss                                                        $           (75)
                                                                                    ===============

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(5)      Investments in Other Affiliates

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for the periods in which TCI Group used the equity method to account for such other affiliates are as follows:

                                                              Three months ended
                    Combined Operations                           March 31,
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------
                                                             amounts in millions
                       Revenue                           $      250             280
                       Operating, selling, general
                        and administrative expenses             (138)           (161)
                       Depreciation and amortization            (80)            (80)
                                                         ----------      ----------

                           Operating income                      32              39

                       Interest expense                         (55)            (61)
                       Other, net                                 7             (12)
                                                         ----------      ----------

                           Net loss                      $      (16)            (34)
                                                         ==========      ==========

         During 1997, TCI Group adopted the equity method of accounting for its investment in InterMedia Partners, a California limited partnership ("InterMedia Partners"). In January 1998, InterMedia Partners repurchased substantially all of the equity interests held by partners other than TCI Group. As a result of such repurchases, TCI Group began consolidating InterMedia Partners.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)      Acquisitions and Dispositions

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). Such shares represent an approximate 32.7% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI Group has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. As a result of this transaction, TCI Group recognized a $511 million gain in the accompanying combined statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCI Group to CSC. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         During the first quarter of 1998, TCI also completed two transactions whereby TCI Group contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures (collectively, the "Q1 Joint Ventures") in exchange for non-controlling ownership interests in each of the Q1 Joint Ventures, and the assumption and repayment by the Q1 Joint Ventures of intercompany debt owed to TCI Group aggregating $343 million. In connection with such transactions, TCI Group has agreed to take certain steps to support compliance by the Q1 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $294 million. In light of such agreement, the $97 million aggregate excess of the TCI Group debt assumed by the Q1 Joint Ventures over the historical cost of the remaining net assets contributed to the Q1 Joint Ventures has been reflected as a direct decrease to combined deficit (net of related deferred income taxes of $39 million). TCI Group uses the equity method of accounting to account for its investments in the Q1 Joint Ventures. The March 4, 1998 CSC transaction and the formation of the Q1 Joint Ventures are collectively referred to herein as the "Q1 1998 Contribution Transactions."

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On April 30, 1998, TCI Group contributed certain cable television systems serving in the aggregate approximately 435,000 customers in Kentucky to a joint venture in exchange for a 49% limited partnership interest in such joint venture, and the assumption and repayment by such joint venture of intercompany debt owed to TCI Group and debt owed by TCI Group to external parties aggregating $812 million. In connection with such transaction, TCI Group has agreed to take certain steps to support compliance by the joint venture with its payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $490 million. TCI Group will use the equity method of accounting to account for its investments in this joint venture.

         Including the Q1 1998 Contribution Transactions and the above described April 30, 1998 transaction, TCI Group, as of April 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCI Group will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the Q1 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

(7)      Debt

         Debt is summarized as follows:


                                            March 31,       December 31,
                                              1998             1997
                                           -----------     -----------
                                               amounts in millions
            Notes payable (a)              $     8,939           8,672
            Bank credit facilities (b)           3,718           4,842
            Commercial paper                       528             533
            Convertible notes (c)                   40              40
            Other debt                             201              19
                                           -----------     -----------

                                           $    13,426          14,106
                                           ===========     ===========


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (a) During the three months ended March 31, 1998, TCI Group purchased in the open market certain notes payable which had an aggregate principal balance of $95 million and fixed interest rates ranging from 8.75% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, TCI Group recognized a loss on early extinguishment of debt of $16 million. Such loss related to prepayment penalties amounting to $15 million and the retirement of deferred loan costs.

         (b) At March 31, 1998, subsidiaries of TCI Group had approximately $1.8 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                  Certain subsidiaries attributed to TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain subsidiaries attributed to TCI Group pay fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         (c) The convertible notes, which are stated net of unamortized discount of $166 million at March 31, 1998 and December 31, 1997, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At March 31, 1998, the fair value of TCI Group's debt was $14,212 million, as compared to a carrying value of $13,426 million on such date.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays fixed interest rates (the "Fixed Rate Agreements") of 6.2% and receives variable interest rates on a notional amount of $10 million at March 31, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at March 31, 1998. During the three months ended March 31, 1998 and 1997, TCI Group's net receipts (payments) pursuant to the Fixed Rate Agreements were (less than $1 million) and $3 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $3 million and $1 million, respectively.

         Information concerning TCI Group's Variable Rate Agreements at March 31, 1998 is as follows (dollar amounts in millions):

                                                                                                       Amount to
                                                                                                        be paid
                               Expiration                 Interest rate           Notional          (received) upon
                                   date                   to be received           amount           termination (a)
                                   ----                   --------------           ------           ---------------
                    September 1998                         4.8%-5.4%            $      450            $        1
                    April 1999                                7.4%                      50                    (1)
                    September 1999                            6.4%                     350                    (2)
                    February 2000                          5.8%-6.6%                   300                    (2)
                    March 2000                             5.8%-6.0%                   675                    --
                    September 2000                            5.1%                      75                     2
                    March 2027                                9.7%                     300                   (18)
                    December 2036                             9.7%                     200                    (7)
                                                                                ----------            ----------

                                                                                $    2,400            $      (27)
                                                                                ==========            ==========

         ------------------

         (a) The estimated amount that TCI Group would pay or receive to terminate the agreements at March 31, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         The Fixed Rate Agreement expires in August 1998. At March 31, 1998, TCI Group would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In addition to the Fixed Rate and Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at March 31, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (6.0% at March 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at March 31, 1998) and receives a variable rate based on CMT (6.1% at March 31, 1998) on notional amounts of $95 million through February 2000. During the three months ended March 31, 1998, TCI Group's net payments pursuant to such agreements were less than $1 million. At March 31, 1998, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of March 31, 1998.

(8)      Redeemable Preferred Stock

         On February 20, 1998, TCI issued a Notice of Redemption which called for the redemption, on April 1, 1998 of all of its outstanding Series D Preferred Stock for a redemption price of $304.0233 per share. During the first quarter of 1998, 988,776 shares of Series D Preferred Stock were converted into 9,887,760 shares of TCI Group Series A Stock and 5,561,741 shares of Liberty Group Series A Stock.

(9)      Company-Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $35 million and $25 million for the three months ended March 31, 1998 and 1997, respectively, and are included in minority interests in earnings of attributed subsidiaries in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(10)     Combined Deficit

         General

         During the fourth quarter of 1997, TCI Group entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI Group has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of March 31, 1998, the Equity Swap Facility had acquired 2,089,480 shares of TCI Group Series A Stock and 513,500 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $10 million less than the fair value of such Equity Swap Shares at March 31, 1998.

         Stock Repurchases

         During the three months ended March 31, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million. Such stock repurchases are reflected as a increase of combined deficit in the accompanying combined financial statements.

         Stock Options and Stock Appreciation Rights

         TCI Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted by TCI to certain TCI employees and/or directors who are involved with the TCI Group. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and is allocated to TCI Group based on the Awards held by TCI employees and/or directors who are involved with TCI Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through March 31, 1998, and is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The payable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due from related parties.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(11) Transactions with Liberty Media Group, TCI Ventures Group and Other Related Parties

         The components of due to (from) related parties are as follows:

                                                                             March 31,          December 31,
                                                                               1998                  1997
                                                                         ----------------      ---------------
                                                                                  amounts in millions
         Notes receivable from Liberty Media Group, including
              accrued interest (a)                                       $            (87)                (378)
         TINTA Note Payable (b)                                                        63                   89
         Intercompany account (c)                                                    (441)                (241)
                                                                         ----------------      ---------------

                                                                         $           (465)                (530)
                                                                         ================      ===============

         --------------------

         (a) Amounts outstanding under the notes receivable from the Liberty Media Group bear interest at 6.5%. Collections of principal and interest on notes receivable from Liberty Media Group during the first quarter of 1998 aggregated approximately $296 million.

         (b) Amounts outstanding under TCI's note payable to TINA (the "TINTA Note Payable") bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at March 31, 1998). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the three months ended March 31, 1998 and 1997, interest expense related to the TINTA Note Payable aggregated $1 million and $2 million, respectively.

         (c) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. In connection with the TCI Ventures Exchange, the September 10, 1997 balance of the intercompany account between the TCI Group and TCI Ventures Group was reclassified to "Combined Deficit."

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities included within TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

         TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was not significant during the three months ended March 31, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at March 31, 1998.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures GROUP would incur for comparable services on a stand-alone basis. During the three months ended March 31, 1998 and 1997, Liberty Media Group was allocated $1 million and less than $1 million, respectively, and TCI Ventures Group was allocated $2 million in each of the three month periods ended March 31, 1998 and 1997, in corporate general and administrative costs by TCI Group. Such amounts are included in selling, general and administrative expenses in the accompanying combined financial statements.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the three months ended March 31, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was less than $1 million and
         (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $1 million.

         Through June 30, 1997, TCI Group had a 50.1% partnership interest in QE+Ltd. ("QE+"), a limited partnership interest which distributes "STARZ!," a first-run movie premium programming service. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("EMC") (at the time a 90%-owned subsidiary of TCI and a member of Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a fee for certain services provided to QE+ equal to 4% of the gross revenue of QE+ ("STARZ Content Fees"). Such management fees and STARZ Content Fees aggregated $6 million for the three months ended March 31, 1997 and are included in operating costs and expenses in the accompanying combined financial statements. In addition, during the three months ended March 31, 1997, QE+ provided $6 million of programming services to an entity attributed to TCI Ventures Group. Such amount is included in revenue in the accompanying combined financial statement.

         Subsequent to June 30, 1997, TCI Group and Liberty Media Group entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and "STARZ!" were contributed to Encore Media Group, a subsidiary of TCI that is attributed to the Liberty Media Group. Upon the July 1997 formation of Encore Media Group, the operations of QE+ were no longer included in the combined financial results of TCI Group. In connection with the foregoing transactions, Liberty Media Group issued a note payable to TCI Group (which note was paid in full during the first quarter of 1998) and TCI Group entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

         TCI Group's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         A subsidiary of TCI that is attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $176 million) has been reflected as an increase to TCI Group's combined deficit.

         Pursuant to an agreement between TCI Music and TCI Group, certain entities within TCI Group are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the three months ended March 31, 1998, the aggregate amount paid by the TCI Group to TCI Music pursuant to such arrangement was $5 million. Such amount is included as a reduction of revenue in the accompanying combined statements of operations.

         Encore Media Group, TCI Music and certain other subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group, which are based upon customary rates charged to others, aggregated $56 million and $11 million for the three months ended March 31, 1998 and 1997, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         Entities included in TCI Group lease satellite transponder facilities and receive video transport services from entities included in TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the three months ended March 31, 1998 and 1997, aggregated $3 million and $10 million, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         In addition, a subsidiary attributed to TCI Ventures Group distributed certain program services to TCI Group. Charges to TCI Group for such services aggregated $2 million for each of the three months ended March 31, 1998 and 1997, and are included in operating costs and expenses in the accompanying combined financial statements.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(12)     Transactions with Officers and Directors

         On June 16, 1997, TCI Group exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In connection with the Exchange and Sale, Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, agreed to forgo the exercise of certain option rights and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, TCI Group announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI Group entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI Group the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares of Series B Stock upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI Group has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

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

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") was allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that are subject to the Malone Call Agreement and the Magness Call Agreement. TCI Group's share of the Call Payments of $134 million was paid during the first quarter of 1998 and is reflected as an increase of combined deficit in the accompanying combined financial statements.

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

         In connection with the creation of TCI Ventures Group, it was determined that the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the TCI Ventures Exchange) will be reflected as an adjustment of TCI Group's combined deficit. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 will be credited or debited to an intercompany account between TCI Group and TCI Ventures Group in accordance with the Old Tax Sharing Agreement.

         At December 31, 1997, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,425 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $117 million in 2004, $344 million in 2005, $245 million in 2006, $19 million in 2009, $147 million in 2010, $231 million in 2011 and $188 million in 2012. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $232 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Old and New Tax Sharing Agreements, TCI Group has not received benefit for approximately $75 million of the net operating loss carryforward disclosed above. TCI is responsible to TCI Group to the extent such amounts are utilized by TCI in future periods.

(14)     Commitments and Contingencies

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

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $178 million at March 31, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. TCI Group also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of March 31, 1998, the amount of such obligations or guarantees was approximately $295 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 11, TCI Group has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the EMG Affiliation Agreement.

         As described in note 6, TCI Group has significant contingent obligations with respect to certain of its affiliates.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         During the third quarter of 1997, TCI Group committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at March 31, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at March 31, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $425 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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

         Effective as of December 16, 1997, the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI which is attributed to TCI Ventures Group, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         During the three months ended March 31, 1998, TCI Group continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCI Group's products. TCI Group is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, TCI Group had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCI Group's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of TCI Group's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCI Group began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by TCI Group and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

         TCI Group completed a preliminary assessment of its systems and related software that support TCI Group's financial applications. For those financial systems and software which will continue to be utilized by TCI Group beyond the year 1999, TCI Group has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCI Group's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCI Group completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCI Group has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of TCI Group's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCI Group anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to TCI Group's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCI Group intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TCI Group if such vendors fail to remediate their year 2000 issues.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Group's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI Group continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of TCI Group has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCI Group's results of operations but has identified certain cost elements that, in the aggregate, are not expected to be less than $20 million. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCI Group's year 2000 readiness will not have an adverse effect on TCI Group's financial position. Additionally, there can be no assurance that TCI Group's systems or the systems of other companies on which TCI Group relies will be converted in time or that any such failure to convert by TCI Group or other companies will not have an adverse effect on the its financial position.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)

                                                                        March 31,     December 31,
                                                                          1998            1997
                                                                       -----------     -----------
Assets                                                                     amounts in thousands
 Cash and cash equivalents                                             $    70,234          45,398

 Trade and other receivables, net                                           39,532          39,963

 Prepaid program rights                                                    111,485         104,219

 Committed film inventory                                                  128,364         114,658

 Investments in affiliates, accounted for under the equity method,
     and related receivables (note 4)                                      812,235         523,590

 Investment in Time Warner, Inc. ("Time Warner") (note 5)                4,108,460       3,537,841

 Other investments, at cost, and related receivables (note 6)              401,866         426,715

 Property and equipment, at cost:
     Land                                                                     --                39
     Support equipment and buildings                                        40,633          41,478
                                                                       -----------     -----------
                                                                            40,633          41,517
     Less accumulated depreciation                                          12,829          13,954
                                                                       -----------     -----------
                                                                            27,804          27,563
                                                                       -----------     -----------

 Excess cost over acquired net assets                                      212,119         203,300
     Less accumulated amortization                                          12,985           9,057
                                                                       -----------     -----------
                                                                           199,134         194,243
                                                                       -----------     -----------

 Other assets, at cost, net of amortization                                 27,132          24,371
                                                                       -----------     -----------

                                                                       $ 5,926,246       5,038,561
                                                                       ===========     ===========



                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                 March 31,      December 31,
                                                                   1998            1997
                                                                -----------     -----------
Liabilities and Combined Equity                                     amounts in thousands

 Accounts payable and accrued liabilities                       $    75,417          69,367

 Accrued stock compensation (note 9)                                 76,636          68,846

 Program rights payable                                             170,117         156,351

 Deferred option premium (note 5)                                      --           305,742

 Debt (note 7)                                                      551,709         348,590

 Deferred income taxes                                            1,281,156       1,046,854

 Other liabilities                                                    2,064           2,060
                                                                -----------     -----------

     Total liabilities                                            2,157,099       1,997,810
                                                                -----------     -----------

 Minority interests in equity of attributed subsidiaries            101,030         101,000

 Combined equity (note 8):
     Combined equity                                              2,132,150       1,690,256
     Accumulated other comprehensive earnings, net of
      taxes (note 1)                                              1,079,588         740,903
                                                                -----------     -----------
                                                                  3,211,738       2,431,159

     Due to related parties                                         456,379         508,592
                                                                -----------     -----------

         Total combined equity                                    3,668,117       2,939,751
                                                                -----------     -----------

 Commitments and contingencies (note 9)

                                                                $ 5,926,246       5,038,561
                                                                ===========     ===========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                                 Three months ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                              1998              1997
                                                                           -----------      -----------
                                                                               amounts in thousands,
                                                                               except per share amounts
 Revenue:
    Related parties (note 8)                                               $    71,708           22,511
    Others                                                                      84,962           36,848
                                                                           -----------      -----------
                                                                               156,670           59,359
                                                                           -----------      -----------

 Operating costs and expenses:
    Operating                                                                   79,739           19,526
    Selling, general and administrative                                         42,074           12,464
    Charges from related parties (note 8)                                        7,350            2,079
    Stock compensation (notes 8 and 9)                                          76,130            5,574
    Depreciation and amortization                                                7,788              779
                                                                           -----------      -----------
                                                                               213,081           40,422
                                                                           -----------      -----------

         Operating income (loss)                                               (56,411)          18,937

 Other income (expense):
    Interest expense to related party (note 8)                                  (5,731)            --
    Other interest expense                                                      (3,542)            (305)
    Dividend and interest income, primarily from affiliates                     13,362           11,035
    Share of earnings (losses) of affiliates, net (note 4)                     (21,999)           7,236
    Minority interests in losses (earnings) of attributed subsidiaries             839           (9,614)
    Gain on disposition of assets (note 5)                                     514,518             --
    Gain on issuance of equity interests by affiliate
       (note 4)                                                                 23,460             --
    Other, net                                                                    (107)             109
                                                                           -----------      -----------
                                                                               520,800            8,461
                                                                           -----------      -----------

         Earnings before income taxes                                          464,389           27,398

 Income tax expense                                                           (161,248)         (11,786)
                                                                           -----------      -----------

         Net earnings                                                      $   303,141           15,612
                                                                           ===========      ===========

 Basic earnings attributable to common stockholders per common
    share (note 2)                                                         $       .85              .04
                                                                           ===========      ===========

 Diluted earnings attributable to common stockholders per common share
    (note 2)                                                               $       .78              .04
                                                                           ===========      ===========

 Comprehensive earnings (note 1)                                           $   641,826           15,612
                                                                           ===========      ===========


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)

                         Combined Statement of Equity
                       Three months ended March 31, 1998
                                  (unaudited)


                                                                         Accumulated other
                                                                           comprehensive           Due to           Total
                                                         Combined           earnings,              related        combined
                                                          equity           net of taxes            parties         equity
                                                     ----------------   -------------------      -----------   --------------
                                                                                  amounts in thousands
Balance at January 1, 1998                           $      1,690,256               740,903          508,592        2,939,751

   Net earnings                                               303,141                    --               --          303,141
   Payments for call agreements (note 8)                      (63,521)                   --               --          (63,521)
   Purchase of Liberty Group Stock                             (1,121)                   --               --           (1,121)
   Issuance of Liberty Group Stock for investment
     in affiliate (note 4)                                    168,090                    --               --          168,090
   Gain, net of taxes, in connection with the
     issuance of common shares by USA Networks,
     Inc. ("USAI"), formerly HSN, Inc. ("HSNI")
     (note 4)                                                  32,797                    --               --           32,797
   Gain in connection with the issuance of common
     shares by TCI Music, Inc. ("TCI Music")                    2,508                    --               --            2,508
   Change in due to related parties                                --                    --          (52,213)         (52,213)
   Change in unrealized holding gains on
     available-for-sale securities                                 --               338,685               --          338,685
                                                     ----------------   -------------------      -----------   --------------

Balance at March 31, 1998                            $      2,132,150             1,079,588          456,379        3,668,117
                                                     ================   ===================      ===========    ==============


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                    Three months ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                -----------      -----------
                                                                                   amounts in thousands
                                                                                       (see note 3)
 Cash flows from operating activities:
    Net earnings                                                                $   303,141           15,612
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                7,788              779
         Stock compensation                                                          76,130            5,574
         Payments of stock compensation                                              (1,106)            --
         Share of losses (earnings) of affiliates, net                               21,999           (7,236)
         Deferred income tax expense                                                 (8,544)          (2,744)
         Intergroup tax allocation                                                  169,780           14,128
         Minority interests in earnings (losses)                                       (839)           9,614
         Gain on disposition of assets                                             (514,518)            --
         Gain on issuance of equity interests by affiliates                         (23,460)            --
         Noncash interest expense                                                     1,337             --
         Changes in operating assets and liabilities, net of acquisitions:
              Change in receivables                                                    (392)            (907)
              Change in inventories                                                    (630)            --
              Change in prepaid expenses                                            (22,212)          (5,749)
              Change in payables and accruals                                        22,507            3,148
                                                                                -----------      -----------

                   Net cash provided by operating activities                         30,981           32,219
                                                                                -----------      -----------

 Cash flows from investing activities:
    Cash proceeds from dispositions                                                 213,334             --
    Cash paid for acquisitions                                                      (10,112)            --
    Capital expended for property and equipment                                      (3,314)            (434)
    Additional investments in and loans to affiliates and others                    (62,626)          (6,994)
    Return of capital from affiliates                                                 4,622            7,443
    Collections on loans to affiliates and others                                     7,668              350
    Other investing activities                                                         (624)             (79)
                                                                                -----------      -----------

                   Net cash provided by investing activities                        148,948              286
                                                                                -----------      -----------

 Cash flows from financing activities:
    Borrowings of debt                                                              439,857            2,020
    Repayments of debt                                                             (238,977)          (3,640)
    Contribution for issuance of Liberty Group Stock                                   --              2,054
    Purchase of Liberty Group Stock                                                  (1,121)            --
    Change in cash transfers to related parties                                    (291,298)           2,016
    Payments for call agreements                                                    (63,521)            --
    Distributions to minority shareholders of subsidiaries                              (33)            --
                                                                                -----------      -----------

                   Net cash provided (used) by financing activities                (155,093)           2,450
                                                                                -----------      -----------

                   Net increase in cash and cash equivalents                         24,836           34,955

                   Cash and cash equivalents at beginning of period                  45,398          317,359
                                                                                -----------      -----------
                   Cash and cash equivalents at end of period                   $    70,234          352,314
                                                                                ===========      ===========


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                                 March 31, 1998
                                   (unaudited)


(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to Liberty Media Group, as defined below. All significant intercompany accounts and transactions have been eliminated. The combined financial statements of Liberty Media Group are presented for purposes of additional analysis of the consolidated financial statements of TCI and subsidiaries, and should be read in conjunction with such consolidated financial statements.

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements of Liberty Media Group for the year ended December 31, 1997. Certain amounts have been reclassified for comparability with the 1998 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Effective January 1, 1998, Liberty Media Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Liberty Media Group has reclassified its prior period combined balance sheet and combined statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. Liberty Media Group has included unrealized holding gains and losses for available-for-sale securities in other comprehensive earnings that are recorded directly in combined equity. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of other comprehensive earnings in Liberty Media Group's combined statements of operations, and is included in accumulated other comprehensive earnings in Liberty Media Group's combined balance sheets and combined statement of equity.

         Certain prior period amounts have been reclassified for comparability with the 1998 presentation.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Targeted Stock

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue two new series of stock, Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock," and together with the Liberty Group Series A Stock, the "Liberty Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of TCI's assets which produce and distribute programming services ("Liberty Media Group"). Additionally, the stockholders, of TCI approved the redesignation of the previously authorized Class A and Class B common stock into Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the " TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock", and together with the TCI Group Series A Stock, the "TCI Group Stock"), respectively. On August 10, 1995, TCI distributed, in the form of a dividend, 2.25 shares of Liberty Group Stock for each four shares of TCI Group Stock owned (the "Liberty Distribution").

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

(2)      Earnings Per Common and Potential Common Share

         Basic earnings per share ("EPS") is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS.

         The basic earnings attributable to Liberty Media Group common stockholders per common share for the three months ended March 31, 1998 and 1997 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period (355 million and 375 million, respectively).


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the three months ended March 31, 1998 and 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock"), the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), the Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock"), convertible notes payable, stock options and other fixed and nonvested performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group. No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to Liberty Group Stock is presented below:

                                                                       Three months ended March 31,
                                                                       ---------------------------
                                                                           1998           1997
                                                                       -----------     -----------
                                                                       amounts in thousands, except
                                                                            per share amounts
           Basic EPS:
                 Earnings attributable to common shareholders          $   303,141          15,612
                                                                       ===========     ===========

                 Weighted average common shares                            355,207         374,484
                                                                       ===========     ===========
                 Basic earnings per share attributable to common
                    stockholders                                       $       .85             .04
                                                                       ===========     ===========

            Diluted EPS:
                 Earnings attributable to common stockholders          $   303,141          15,612
                                                                       ===========     ===========

                 Weighted average common shares                            355,207         374,484
                                                                       -----------     -----------
                 Add dilutive potential common shares:
                    Employee and director options                            7,856           3,704
                    Convertible notes payable                               19,417          19,650
                    Series C-Liberty Media Group Preferred Stock             3,969           3,969
                    Series D Preferred Stock                                  --             5,609
                    Series H Preferred Stock                                 3,879           3,953
                                                                       -----------     -----------
                    Dilutive potential common shares                        35,121          36,885
                                                                       -----------     -----------
                 Diluted weighted average common shares                    390,328         411,369
                                                                       ===========     ===========
                 Diluted earnings per share attributable to common
                    stockholders                                       $       .78             .04
                                                                       ===========     ===========


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(3)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $8,303,000 and $306,000 for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes during the three months ended March 31, 1998 and 1997 was not material.

                                                                                 Three months ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
                                                                                   amounts in thousands
          Cash paid for acquisitions is as follows:

                     Fair value of assets acquired                         $     15,138              --
                     Net liabilities assumed                                     (2,454)             --
                     Minority interests in equity of acquired entities              (64)             --
                     Gain in connection with the issuance of common
                         shares by TCI Music                                     (2,508)             --
                                                                           ------------      ------------

                     Cash paid for acquisitions                            $     10,112              --
                                                                           ============      ============


         Significant noncash investing and financing activities are as follows:

                                                                                     Three months ended
                                                                                          March 31,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands
          Issuance of Liberty Group Stock in exchange for common stock
               of affiliate (note 4)                                        $        168,090                 --
                                                                            ================   ================

          Noncash accretion of contingent obligation to purchase shares
               of attributed subsidiary from minority holders               $          1,213                 --
                                                                            ================   ================

(4)      Investments in Affiliates

         Summarized unaudited results of operations for the periods in which Liberty Media Group used the equity method to account for such affiliates are as follows:

                                                     Three months ended
                                                         March 31,
                                                ----------------------------
                                                   1998              1997
                                                -----------      -----------
                                                    amounts in thousands
          Combined Operations

              Revenue                           $ 1,771,898        1,246,152
              Operating, selling, general
                and administrative expenses      (1,490,410)      (1,119,487)
              Depreciation and amortization        (115,420)         (62,668)
                                                -----------      -----------

                 Operating income                   166,068           63,997

              Interest expense                      (81,461)         (32,770)
              Other, net                            (18,209)         (45,856)
                                                -----------      -----------

                 Net earnings (loss)            $    66,398          (14,629)
                                                ===========      ===========

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                               March 31,              December 31,
                                                                                 1998                    1997
                                                                             -------------            ---------
                                                                                    amounts in thousands
                Discovery Communications, Inc. ("Discovery")                 $      79,100               88,251
                QVC, Inc. ("QVC")                                                  144,446              133,920
                Bet Holdings, Inc. ("BET")                                          28,237               26,466
                Courtroom Television Network ("Court")                              (3,088)              (3,286)
                Fox/Liberty Networks LLC ("Fox Sports")                             (8,781)             (21,608)
                Liberty/TINTA LLC ("Liberty/TINTA")                                (16,547)             (14,532)
                Superstar/Netlink Group LLC ("Superstar/Netlink")                  (16,567)             (40,161)
                Home Shopping Network, Inc. ("HSN")                                147,120              118,653
                BDTV INC., BDTV II INC., BDTV III INC. and BDTV IV
                    INC.(collectively "BDTV")                                      260,217              228,522
                Your Choice TV, LLC ("YCTV")                                         7,736                9,316
                United Video Satellite Group, Inc. ("UVSG")                        168,305                   --
                Other                                                               22,057               (1,951)
                                                                             -------------            ---------
                                                                             $     812,235              523,590
                                                                             =============            =========

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                                     Three months ended
                                                                                         March 31,
                                                                               -------------------------------
                                                                                    1998              1997
                                                                               -------------     -------------
                                                                                     amounts in thousands
                   Discovery                                                   $     (9,151)                 4
                   QVC                                                                10,526             6,594
                   BET                                                                 1,771             1,499
                   Court                                                                 198            (1,740)
                   Fox Sports (a)                                                    (36,024)               --
                   Liberty/TINTA                                                      (2,015)               --
                   Superstar/Netlink (b)                                               3,442             3,464
                   HSN                                                                 2,382             1,457
                   BDTV (c)                                                            8,758               801
                   YCTV                                                               (1,580)               --
                   UVSG (d)                                                              215                --
                   Other                                                                (521)           (4,843)
                                                                               -------------     -------------
                                                                                $    (21,999)            7,236
                                                                                ============     =============


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (a) Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During the first quarter of 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on a specific transaction consummated by Fox Sports. Consequently, Liberty Media Group's share of losses of Fox Sports for the quarter ended March 31, 1998 includes previously unrecognized losses of Fox Sports of approximately $36 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports had been reduced to zero.

         (b) Effective February 1, 1998, Turner-Vision, Inc. contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. In connection with the dilution of Liberty Media Group's ownership interest in Superstar/Netlink, Liberty Media Group recognized a gain of $23 million (before deducting deferred income tax expense of $9 million).

         (c) In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USAI, a New York general partnership to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities. As a result of the foregoing transactions, Liberty Media Group's ownership interest in USAI, which is held through BDTV, was reduced to 18.6%.

                  At the closing of the Universal Transaction, Universal (i) was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and (ii) received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                  At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events (the "Contingent Right"). Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV"), a newly-formed entity having substantially the same terms as BDTV INC., BDTV-II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANi LLC by June 30, 1998 in exchange for an aggregate of 15 million LLC Shares and/or shares of USAI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock.

                  In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI, Liberty Media Group recorded a $33 million increase to combined equity (net of a deferred tax liability of $21 million) and an increase to investments in affiliates of $54 million. No gain was recognized due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                  In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had immediately prior to such issuances. In addition, with respect to issuances of USAI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in USAI that it had immediately prior to such issuances. During the first quarter of 1998, Liberty Media Group exercised its right to purchase approximately 4.7 million additional LLC shares or USAI shares of common stock pursuant to a preemptive right of $20 per share in cash, subject to receipt of regulatory approvals. This transaction is expected to close during the second quarter of 1998.

                  USAI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $20 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $20 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $20 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution.

         (d) On January 12, 1998, TCI acquired from a minority stockholder of UVSG 12.4 million shares of UVSG Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transactions, TCI increased its ownership in the equity of UVSG to approximately 73%, of which 17% is attributed to Liberty Media Group.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(5)      Investment in Time Warner

         Liberty Media Group holds shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner.

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock. At March 31, 1998, such pledged portion had an aggregate fair value of approximately $1.6 billion based upon the market value of the marketable common stock into which it is convertible. See note 7.

         On June 24, 1997 Liberty Media Group granted Time Warner an option, expiring October 10, 2002, to acquire the business of Southern Satellite Systems, Inc. ("Southern") and certain of its subsidiaries (together with Southern, the "Southern Business") through a purchase of assets (the "Southern Option"). Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213 million in cash. Liberty Media Group recognized a $515 million pre-tax gain in connection with such transactions in the first quarter of 1998.

(6)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                               March 31,           December 31,
                                                                                 1998                 1997
                                                                           ----------------       --------------
                                                                                    amounts in thousands
           Investment in preferred stock, at cost, including premium       $        370,740              370,791

           Marketable equity securities, at fair value                                   --               24,905

           Other investments, at cost, and related receivables                       31,126               31,019
                                                                           ----------------       --------------

                                                                           $        401,866              426,715
                                                                           ================       ==============


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $450 million and $483 million at March 31, 1998 and December 31, 1997, respectively. No independent external appraisals were conducted for those assets.

(7)      Debt

         Debt is summarized as follows:

                                                                   March 31,          December 31,
                                                                     1998                 1997
                                                                 -------------        -------------
                                                                        amounts in thousands
           Bank credit facility (a)                              $     185,000              292,000
           Note payable to bank (b)                                     71,986               53,200
           Note payable to bank (c)                                    292,400                   --
           Other                                                         2,323                3,390
                                                                 -------------        -------------

                                                                 $     551,709              348,590
                                                                 =============        =============

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

         (b)      Payable by TCI Music

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c)      Payable by Encore Media Group LLC ("Encore Media Group")

                  On July 7, 1997, Encore Media Group obtained a $625 million senior, secured facility (the "EMG Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. Interest on the EMG Senior Facility is tied to the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore Media Group is required to pay a commitment fee which varies based on a leverage ratio. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios.

         The fair market value of Liberty Media Group's debt approximated its carrying value at March 31, 1998.

(8)      Combined Equity

         Stock Options and Stock Appreciation Rights

         Liberty Media Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted by TCI to certain TCI employees and/or directors who are involved with the Liberty Media Group. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and is allocated to Liberty Media Group based on the Awards held by TCI employees and/or directors who are involved with Liberty Media Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through March 31, 1998, and is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI SARs resulted in increases to Liberty Media Group's share of TCI's stock compensation liability of $68 million and $1 million for the three months ended March 31, 1998 and 1997, respectively. In addition, for the three months ended March 31, 1998, Liberty Media Group made cash payments relating to its share of TCI's stock compensation obligations of $1 million. The payable or receivable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due to related parties.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the three months ended March 31, 1998 and 1997, Liberty Media Group was allocated $1,109,000 and $263,000, respectively, in corporate general and administrative costs by TCI.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the three months ended March 31, 1998 and 1997, aggregated $6,196,000 and $1,816,000, respectively.

         In connection with the formation of Encore Media Group during 1997, TCI Group entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. Such amounts are included in revenue from related parties. Additionally, certain other subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others (including TCI Ventures Group). Charges to TCI Group and TCI Ventures Group are based upon customary rates charged to others.

         On July 11, 1997, TCI Music merged with DMX, Inc. (the "DMX Merger"). In connection with the DMX Merger, TCI assumed a contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share (the "Rights Agreement"). Such obligation may be settled, at TCI's option, with shares of TCI Group Series A Stock or with cash. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million of the TCI-owned TCI Music Series A Common Stock by assuming the obligation of the Rights Agreement and issuing an $80 million promissory note to TCI. Liberty Media Group has recorded its contingent obligation to purchase such shares as a component of minority interest in equity of attributed subsidiaries in the accompanying combined financial statements.

         During the first quarter of 1998, TCI Music issued approximately 382,050 shares of its Series A Common Stock in connection with certain acquisitions. In connection with the issuance of such shares, Liberty Media Group's ownership interest was diluted to 77.6% (TCI's ownership interest was diluted to 80.7%) and Liberty Media Group recorded a $2.5 million increase to combined equity. No gain was recognized due primarily to Liberty Media Group's contingent obligation under the Rights Agreement.

         Due to Related Parties

                                                                             March 31,           December 31,
                                                                               1998                  1997
                                                                         ----------------       --------------
                                                                                 amounts in thousands
         Notes payable to TCI Group, including accrued interest          $         87,327              378,348
         Intercompany account                                                     369,052              130,244
                                                                         ----------------       --------------

                                                                         $        456,379              508,592
                                                                         ================       ==============

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Amounts outstanding under the notes payable to TCI Group bear interest at 6.5%. Payments of principal and interest on notes payable to TCI Group during the first quarter of 1998 aggregated approximately $296 million.

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

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares of Series B Stock, upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") was allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that are subject to the Malone Call Agreement and the Magness Call Agreement. Liberty Media Group's share of the Call Payments of $64 million was paid during the first quarter of 1998 and is reflected as a reduction of combined equity in the accompanying combined financial statements.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(9)      Commitments and Contingencies

         Encore Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 1998, these agreements require minimum payments aggregating approximately $678 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, it is anticipated that the required aggregate payments under the Film Licensing Obligations will be significant.

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

         During the three months ended March 31, 1998, TCI continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of Liberty Media Group's products. Liberty Media Group is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, Liberty Media Group had inventoried substantially all of its systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include Liberty Media Group's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of Liberty Media Group's products and other equipment and systems potentially impacted by the year 2000. Additionally, Liberty Media Group began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by Liberty Media Group and continued to have formal communications with its principal vendors to determine their year 2000 readiness.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Liberty Media Group completed a preliminary assessment of its systems and related software that support Liberty Media Group's financial applications. For those financial systems and software which will continue to be utilized by Liberty Media Group beyond the year 1999, Liberty Media Group has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. No assurances can be given that as Liberty Media Group completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. Liberty Media Group has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of Liberty Media Group's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of Liberty Media Group anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to Liberty Media Group's operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of Liberty Media Group intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on Liberty Media Group if such vendors fail to remediate their year 2000 issues.

         Liberty Media Group's assessment of the impact of the year 2000 date change should be complete by the end of 1998. Liberty Media Group continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of Liberty Media Group has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on Liberty Media Group's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure Liberty Media Group's year 2000 readiness will not have an adverse effect on Liberty Media Group's financial position. Additionally, there can be no assurance that Liberty Media Group's systems or the systems of other companies on which Liberty Media Group relies will be converted in time or that any such failure to convert by Liberty Media Group or other companies will not have an adverse effect on its financial position.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                           Combined Balance Sheets
                                   (unaudited)


                                                                                      March 31,      December 31,
                                                                                        1998             1997
                                                                                     -----------     -----------
                                                                                         amounts in thousands
 Assets
 Cash and cash equivalents                                                           $   154,839         161,495

 Trade and other receivables, net                                                         91,074          86,856

 Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P. and
     PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted for
     under the equity method (note 8)                                                    477,611         607,333


 Investment in Telewest Communications plc ("Telewest"), accounted for under the
     equity method (note 9)                                                              297,839         324,417

 Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
     under the equity method (note 10)                                                   277,146         294,851

 Investment in Cablevision S.A. ("Cablevision"), accounted for under the
     equity method (note 4)                                                              235,984         239,379

 Investments in other affiliates, accounted for under the equity method,
     and related receivables (note 11)                                                   617,378         631,918

 Deferred tax asset (note 14)                                                             56,569          85,737

 Property and equipment, at cost:
       Land                                                                                7,893           7,893
       Distribution systems                                                              690,872         851,145
       Support equipment and buildings                                                   114,707         116,088
                                                                                     -----------     -----------
                                                                                         813,472         975,126
       Less accumulated depreciation                                                     269,700         265,945
                                                                                     -----------     -----------
                                                                                         543,772         709,181
                                                                                     -----------     -----------

 Franchise costs and other intangible assets                                             549,268         333,516
       Less accumulated amortization                                                      88,356          76,507
                                                                                     -----------     -----------
                                                                                         460,912         257,009
                                                                                     -----------     -----------

 Other assets, net of amortization                                                       374,956         381,726
                                                                                     -----------     -----------

                                                                                     $ 3,588,080       3,779,902
                                                                                     ===========     ===========

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                          March 31,        December 31,
                                                                            1998             1997
                                                                        ------------     ------------
                                                                             amounts in thousands

Liabilities and Combined Equity

 Accounts payable                                                       $     31,923           31,825

 Accrued liabilities                                                          89,624          109,549

 Customer prepayments                                                        140,701          133,479

 Capital lease obligations                                                   205,076          386,808

 Debt (note 12)                                                              460,000          408,532

 Other liabilities                                                            22,479           18,683
                                                                        ------------     ------------

         Total liabilities                                                   949,803        1,088,876
                                                                        ------------     ------------

 Minority interests in equity of attributed subsidiaries                     418,558          420,177

 Combined equity (notes 5 and 13):
    Combined equity                                                        2,165,965        2,215,683
    Accumulated other comprehensive earnings, net of taxes (note 1)           43,577           33,661
                                                                        ------------     ------------
                                                                           2,209,542        2,249,344

    Due to related parties (note 13)                                          10,177           21,505
                                                                        ------------     ------------

         Total combined equity                                             2,219,719        2,270,849
                                                                        ------------     ------------

 Commitments and contingencies  (notes 6, 7, 8, 11, 13 and 15)
                                                                        $  3,588,080        3,779,902
                                                                        ============     ============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Operations
                                   (unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                 ------------------------------
                                                                                    1998               1997
                                                                                 ------------      ------------
                                                                                      amounts in thousands,
                                                                                    except per share amounts
 Revenue:
     Related parties (note 13)                                                   $     10,783            14,400
     Other                                                                            200,215           232,620
                                                                                 ------------      ------------
                                                                                      210,998           247,020
                                                                                 ------------      ------------
 Operating costs and expenses:
     Operating:
        Related parties (note 13)                                                      12,244            15,850
        Other                                                                         125,721           117,234
     General and administrative:
        Related parties (note 13)                                                       2,194             2,212
        Other                                                                          49,067            62,433
     Cost of distribution agreements (note 7)                                          83,320              --
     Stock compensation (note 13)                                                      82,090             8,262
     Depreciation and amortization                                                     35,545            41,144
                                                                                 ------------      ------------
                                                                                      390,181           247,135
                                                                                 ------------      ------------

           Operating loss                                                            (179,183)             (115)

 Other income (expense):
     Share of losses of the PCS Ventures (note 8)                                    (155,202)          (63,536)
     Share of losses of Telewest (note 9)                                             (30,219)          (41,708)
     Share of losses of TCG (note 10)                                                 (17,706)          (13,768)
     Share of losses of Cablevision (note 4)                                           (3,205)             --
     Share of losses of other affiliates (note 11)                                    (24,640)          (23,108)
     Interest expense                                                                  (9,104)          (14,196)
     Interest income:
        Related parties (note 13)                                                       1,042             2,008
        Other                                                                           2,268             1,026
     Gain on disposition of assets, net                                                37,788            28,893
     Gain on issuance of equity interest by attributed entity                          14,700              --
     Minority interests in losses of attributed subsidiaries, net                      52,805               616
     Other, net                                                                         2,079             2,266
                                                                                 ------------      ------------
                                                                                     (129,394)         (121,507)
                                                                                 ------------      ------------

           Loss before income taxes                                                  (308,577)         (121,622)

 Income tax benefit                                                                    85,194            44,370
                                                                                 ------------      ------------

           Net loss                                                              $   (223,383)          (77,252)
                                                                                 ============      ============

 Basic and diluted loss attributable to common stockholders per common share
     subsequent to TCI Ventures Exchange (note 2)                                $      (0.53)
                                                                                 ============
     Comprehensive loss (note 1)                                                 $   (213,467)         (106,630)
                                                                                 ============      ============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                         Statement of Combined Equity

                        Three months ended March 31, 1998
                                   (unaudited)


                                                                        Accumulated
                                                                          other
                                                                       comprehensive              Due to          Total
                                                     Combined           earnings,                 related        combined
                                                      equity            net of taxes              parties         equity
                                                   ----------------    ---------------         ------------   -------------
                                                                              amounts in thousands
Balance at January 1, 1997                         $      2,215,683             33,661               21,505       2,270,849
   Net loss                                                (223,383)                --                   --        (223,383)
   Foreign currency translation adjustment                       --              1,155                   --           1,155
   Change in unrealized holding gains for
     available-for-sale securities                               --              8,761                   --           8,761
   Repurchases of TCI Ventures Group Stock                   (2,358)                --                   --          (2,358)
   Issuance of TCI Ventures Group Stock for
     acquisition of minority interest (note 5)              177,661                 --                   --         177,661
   Payment of call premiums (note 13)                       (75,836)                --                   --         (75,836)
   Transfer of net liabilities to related party
     (note 13)                                               49,528                 --                   --          49,528
   Adjustment to minority interest deficit in
     joint venture (note 6)                                  24,524                 --                   --          24,524
   Excess of earnings over distributions to
     minority interest in joint venture                         146                 --                   --             146
   Change in due to related parties                              --                 --              (11,328)        (11,328)
                                                   ----------------    ---------------         ------------   -------------

Balance at March 31, 1998                          $      2,165,965             43,577               10,177       2,219,719
                                                   ================    ===============         ============   =============

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows
                                   (unaudited)


                                                                                    Three months ended
                                                                                        March 31,
                                                                                 1998               1997
                                                                               -----------      -----------
                                                                                       amounts in thousands
                                                                                           (see note 3)
 Cash flows from operating activities:
    Net loss                                                                   $  (223,383)         (77,252)
    Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
         Depreciation and amortization                                              35,545           41,144
         Cost of distribution agreements                                            83,320             --
         Stock compensation                                                         82,090            8,262
         Payment of obligation relating to stock compensation                      (43,251)             (57)
         Share of losses of affiliates, net                                        230,972          142,120
         Gain on disposition of assets, net                                        (37,788)         (28,893)
         Gain on issuance of equity interest by attributed entity                  (14,700)            --
         Minority interests' share of losses, net                                  (52,805)            (616)
         Unrealized foreign currency transaction gains                                (284)          (2,653)
         Other noncash charges                                                        --              1,734
         Deferred income tax expense                                                23,435            1,417
         Intergroup tax allocation                                                (112,156)         (46,074)
         Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of Flextech p.l.c.:
              Change in receivables                                                 (3,303)          (6,260)
              Change in payables, accruals, customer prepayments and
                 other liabilities                                                  (2,312)          (3,542)
                                                                               -----------      -----------

                  Net cash provided by (used in) operating activities          $   (34,620)          29,330
                                                                               -----------      -----------


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)


                  Combined Statements of Cash Flows, continued
                                   (unaudited)

                                                                                Three months ended
                                                                                    March 31,
                                                                             1998             1997
                                                                          -----------      -----------
                                                                              amounts in thousands
                                                                                  (see note 3)
 Cash flows from investing activities:
    Investments in and loans to affiliates                                $   (55,229)         (44,359)
    Capital expended for property and equipment                               (32,646)         (42,249)
    Effect of the deconsolidation of Flextech p.l.c. on cash and cash
       equivalents                                                               --            (38,142)
    Proceeds from dispositions of assets                                       78,132             --
    Proceeds from repayment of loans by affiliates                              8,686           63,495
    Other, net                                                                    621           10,834
                                                                          -----------      -----------

                  Net cash used in investing activities                          (436)         (50,421)
                                                                          -----------      -----------

 Cash flows from financing activities:
    Borrowings of debt                                                         70,000           36,857
    Repayments of debt and capital lease obligations                          (18,196)         (75,199)
    Payment of call premiums                                                  (75,836)            --
    Repurchase of common stock by attributed entities                          (6,947)          (6,798)
    Repurchase of TCI Ventures Group Stock                                     (2,358)            --
    Repayments received on loan to TCI                                         25,456           42,010
    Change in amounts due to related parties                                   39,985             --
    Change in combined equity                                                    --            (23,215)
    Distribution to minority interest owners                                   (3,704)          (7,000)
                                                                          -----------      -----------

                  Net cash provided by (used in) financing activities          28,400          (33,345)
                                                                          -----------      -----------

                  Net decrease in cash and cash equivalents                    (6,656)         (54,436)

                  Cash and cash equivalents:
                     Beginning of period                                      161,495          105,527
                                                                          -----------      -----------

                      End of period                                       $   154,839           51,091
                                                                          ===========      ===========

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                 March 31, 1998
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying combined financial statements include the accounts of the subsidiaries and assets of Tele-Communications, Inc. ("TCI") that are attributed to TCI Ventures Group, as defined below. The combined financial statements of TCI Ventures Group are presented for purposes of additional analysis of the consolidated financial statements of TCI and subsidiaries, and should be read in conjunction with such consolidated financial statements.

         All significant intercompany accounts and transactions have been eliminated. Preferred stock of TCI, which is owned by subsidiaries of TCI, eliminates in combination. Common stock of TCI held by subsidiaries is included in combined equity.

         Effective January 1, 1998, TCI Ventures Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). TCI Ventures Group has reclassified its prior period combined balance sheet and combined statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. TCI Ventures Group has included cumulative foreign currency translation adjustments and unrealized holding gains and losses for available-for-sale securities in other comprehensive earnings that are recorded directly in combined equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive losses in TCI Ventures Group's combined statements of operations, and are included in accumulated other comprehensive earnings in TCI Ventures Group's combined balance sheets and statements of combined equity.

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim combined financial statements should be read in conjunction with the TCI Ventures Group's December 31, 1997 audited financial statements and notes thereto.

         As further described in notes 4 and 11, TINTA ceased to consolidate Flextech p.l.c. ("Flextech") and Cablevision and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at March 31, 1998, as published in The Wall Street Journal.


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

         Certain amounts have been reclassified for comparability with the 1998 presentation.

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

         As of March 31, 1998, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 28% equity interest (representing a 41% voting interest) in TCG, a competitive local exchange carrier, and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) a 56% equity interest (representing a 89% voting interest) in United Video Satellite Group, Inc. ("UVSG"), which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of TCI which is a developer and distributor of for-profit education, training and communications services and products, and National Digital Television Center, Inc. ("NDTC"), which provides digital compression and authorization services to programming suppliers and to video distribution outlets. The foregoing subsidiaries and assets are collectively referred to as "TCI Ventures Group." The stocks of TINTA, TCG, @Home and UVSG are traded on the National Market tier of The Nasdaq Stock Market.


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

         Except as described in note 13 with respect to the Revolving Credit Facility, as defined therein, loans from one Group to another Group would bear interest at such rates and have such repayment schedules and other terms as are established from time to time by, or pursuant to procedures established by, the Board. The Board expects to make such determinations, either in specific instances or by setting generally applicable polices from time to time, after consideration of such factors as it deems relevant, including, without limitation, the needs of TCI, the use of proceeds by and creditworthiness of the recipient Group, the capital expenditure plans and investment opportunities available to each Group and the availability, cost and time associated with alternative financing sources.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(2)      Loss Per Common Share

         Basic earnings or loss per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

         The basic and diluted loss attributable to TCI Ventures Group stockholders per common share for the three months ended March 31, 1998 was computed by dividing the net loss attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock for the period (421 million). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At March 31, 1998, there were 34 million potential common shares consisting of fixed and nonvested performance awards, stock options and convertible securities that could potentially dilute future earnings per share calculations in periods of net earnings. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards and the conversion of the convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

(3)      Supplemental Disclosures to Statements of Cash Flows

         Cash paid for interest was $13.0 million and $15.4 million for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was $225,000 and $3.3 million during the three months ended March 31, 1998 and 1997, respectively.

         The effects of changing the method of accounting for the TCI Ventures Group's ownership interest in Flextech from the consolidation method to the equity method (see note 11) are summarized below (amounts in thousands):

                 Assets reclassified to equity investments          $   177,003
                 Liabilities reclassified to equity investments         (72,512)
                 Minority interests in equity of subsidiaries
                     reclassified to equity investments                (142,633)
                                                                    -----------

                 Decrease in cash and cash equivalents              $   (38,142)
                                                                    ===========

         For information concerning additional non-cash transactions see notes 5, 6 and 13.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(4)      Cablevision

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The 1997 transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $49 million on the Cablevision Sale. TINTA continues to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Prior to 1997, none of Cablevision's operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's net earnings caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, TINTA began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1997, TINTA would have allocated an additional $3.5 million during the three months ended March 31, 1997 of Cablevision's net earnings to the minority interest.

         Summarized unaudited results of operations for Cablevision are as follows:

                                                                            Three months ended
                                                                              March 31, 1998
                                                                           --------------------
         Consolidated Operations                                           amounts in thousands

                  Revenue                                                   $          62,341
                  Operating, selling, general and
                     administrative expenses                                          (38,772)
                  Depreciation and amortization                                       (13,077)
                                                                            -----------------

                     Operating income                                                  10,492

                  Interest expense, net                                               (17,893)
                  Other, net                                                            2,752
                                                                            -----------------

                     Net loss                                               $          (4,649)
                                                                            =================


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(5)      Acquisitions

         On January 12, 1998, TCI acquired from a minority shareholder of UVSG
         12.4 million shares of UVSG Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%. In connection with such transaction, during the first quarter of 1998, TCI Ventures Group recorded a $154.2 million increase to intangible assets, a $23.5 million decrease to minority interests in equity of attributed subsidiaries and a $177.7 million increase to combined equity.

(6)      Dispositions

         On January 16, 1998, TINTA sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. TINTA recognized a gain on such sale of $9.2 million.

         On February 12, 1998, TCI Ventures Group sold its (i) 79% interest in New Jersey Fiber Technologies, L.P., (ii) 40% interest in NHT Partnership and (iii) 50% interest in Louisville Lightwave for aggregate cash proceeds of $44.1 million.
         TCI Ventures Group recognized a gain of $28.6 million on such transactions.

         TCI Ventures Group sold its interest in Acclaim Entertainment, Inc. ("Acclaim") in February 1998 for cash proceeds of $17.0 million. The loss on such sale was not significant as the sales price approximated TCI Ventures Group's carrying value in Acclaim.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC ("Superstar/Netlink") in exchange for an approximate 20% interest in Superstar/Netlink. As a result of such transaction, each of UVSG's and Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. Turner Vision's contribution to Superstar/Netlink was accounted for as a purchase and the $61.2 million excess of the purchase price over the fair value of the assets acquired was recorded as goodwill and is being amortized over five years.

         In connection with the dilution of UVSG's ownership interest in Superstar/Netlink, UVSG recognized a gain of $14.7 million (before deducting deferred income tax expense of $5.9 million). The minority interest deficit in Superstar/Netlink attributable to Liberty Media Group has been included in combined equity in the accompanying combined financial statements. Accordingly, the effect of the change in Liberty Media Group's ownership in the underlying equity of Superstar/Netlink of $24.5 million has been credited to combined equity in the accompanying combined financial statements.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In April 1998, UVSG, Liberty Media Group and Turner Vision (the "Superstar/Netlink Owners") announced an agreement in principal with PRIMESTAR, Inc. ("PRIMESTAR") for the sale of Superstar/Netlink (the "PRIMESTAR Transaction"). The Superstar/Netlink Owners have agreed to an aggregate sales price of approximately $480 million based on the delivery of 1.2 million C-band subscribers at the close of the transaction. The consideration paid will be in the form of approximately $430 million in new convertible preferred stock of PRIMESTAR and approximately $50 million in assumed programming liabilities. The preferred stock will be convertible into approximately
         44.8 million shares of PRIMESTAR Class A common stock. Such preferred stock will also bear a 6% cumulative dividend, payable in cash, shares of PRIMESTAR Class A common stock or, under certain circumstances, shares of TCI Satellite Entertainment, Inc. Series A common stock, as PRIMESTAR shall elect. Consummation of the agreement is subject to certain conditions including receipt of applicable regulatory approvals. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted under the name Netlink International in exchange for 6.4 million shares of UVSG's common stock. Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the PRIMESTAR Transaction and Liberty Media Group's Netlink International businesses for 6.4 million shares of UVSG Class B common stock. The Netlink International businesses are being operated by Liberty Media Group for the benefit of UVSG from April 1, 1998 to the closing of the sale thereof. Consummation of the transaction between Liberty Media Group and UVSG is subject to the signing of a definitive agreement following receipt by UVSG of a satisfactory fairness opinion, UVSG stockholder approval and certain regulatory approvals. No assurance can be given that such transaction will be consummated.

         TCI and the other partner of Kansas City Fiber Network, L.P. ("KC Fiber") have signed an agreement to sell the assets of KC Fiber to TCG for cash proceeds of approximately $55 million. The TCI Ventures Group holds a 50% interest in KC Fiber and the remaining 50% is held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. The sale of KC Fiber is subject to certain regulatory and other conditions, and there can be no assurance that it will be consummated. If consummated, TCI Ventures Group's share of such proceeds would be approximately $20 million.

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


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      @Home

         In April 1997, @Home issued 240,000 shares of convertible preferred stock resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997 @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of March 31, 1998. During the first quarter of 1998, @Home recorded a non-cash, non-recurring charge of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in "cost of distribution agreements" in the accompanying combined statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.

(8)      Investments in the PCS Ventures

         TCI Telephony is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand. The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo, L.P. ("PhillieCo"). The partners of Sprint PCS are subsidiaries of Sprint Corporation ("Sprint"), Comcast, Cox and TCI. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI. TCI Ventures Group has a 30% partnership interest in Sprint PCS and a 35% partnership interest in PhillieCo.

         From inception through March 1998, the four partners have contributed approximately $4.2 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of approximately $1.3 billion). The remaining capital that Sprint PCS will require to fund the operation of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming Sprint PCS to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The TCI Ventures Group expects that the remaining approximately $150 million of such amount (of which TCI Telephony's share is approximately $45 million) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The TCI Ventures Group expects that Sprint PCS will require additional equity thereafter.


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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Summarized unaudited results of operations for the PCS Ventures, accounted for under the equity method, are as follows:

                                                               Three months ended
                                                                   March 31,
                                                          ----------------------------
                 Combined Operations                         1998              1997
                                                          -----------      -----------
                                                             amounts in thousands
                      Revenue                             $   149,842            9,487
                      Operating, selling, general and
                          administrative  expenses           (409,093)        (167,582)
                      Depreciation and amortization          (119,592)         (34,429)
                                                          -----------      -----------

                        Operating loss                       (378,843)        (192,524)

                      Interest expense                        (80,408)          (1,590)
                      Other, net                              (55,174)         (22,955)
                                                          -----------      -----------

                        Net loss                          $  (514,425)        (217,069)
                                                          ===========      ===========

(9)      Investment in Telewest

         At March 31, 1998, TINTA indirectly owned through its 50% ownership interest in TW Holdings, L.L.C., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)0.91 ($1.52) per share at March 31, 1998.

         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.09) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.43) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.49) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.55) per share. U S WEST, Inc. ("U S WEST"), TINTA and Cox Communications, Inc. ("Cox") have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, U S WEST, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at March 31, 1998. In addition, it is anticipated that U S WEST, TINTA, Cox and SBC Communications, Inc. ("SBC") will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Consummation of the merger is subject to (i) approval by the boards of directors of Telewest and General Cable, (ii) regulatory approval and
         (iii) other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the three months ended March 31, 1998 and 1997, Telewest experienced unrealized foreign currency transaction gains (losses) of $10.9 million and $(40.5 million) respectively, with respect to the Telewest Debentures.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the TCI Ventures Group's share of Telewest's operating results from UK pounds to U.S. dollars was
         1.6500 to 1 and 1.6459 to 1 during the three months ended March 31, 1998 and 1997, respectively. The spot rate used to translate the TCI Ventures Group's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6713 to 1 and 1.6508 to 1 at March 31, 1998 and December 31, 1997, respectively.

         Summarized unaudited results of operations for Telewest are as follows:

                                                                                Three months ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                              1998              1997
                                                                           -----------      -----------
          Consolidated Operations                                              amounts in thousands
               Revenue                                                     $   182,200          147,876
               Operating, selling, general and administrative expenses        (139,697)        (135,983)
               Depreciation and amortization                                   (87,983)         (72,014)
                                                                           -----------      -----------

                    Operating loss                                             (45,480)         (60,121)

               Interest expense, net                                           (68,690)         (45,656)
               Share of losses of affiliates                                   (11,062)          (8,144)
               Foreign exchange gain (loss)                                     10,940          (40,525)
               Other, net                                                          891             (126)
                                                                           -----------      -----------

                    Net loss                                               $  (113,401)        (154,572)
                                                                           ===========      ===========

(10)     Investment in TCG

         On March 31, 1998, TCI Ventures Group owned 1,011,528 shares of TCG's Class A common stock and 48,779,000 shares of TCG's Class B common stock. TCG's Class A common stock had a closing price on the Nasdaq financial market of $58.75 per share on March 31, 1998.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of such merger transaction, TCI Ventures Group's interest in TCG was reduced to approximately 26%.

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

         Summarized unaudited results of operations for TCG are as follows:

                                                                 Three months ended
                                                                    March 31,
                                                          ----------------------------
                 Operations                                  1998              1997
                                                          -----------      -----------
                                                               amounts in thousands
                      Revenue                             $   160,077           96,844
                      Operating, selling, general and
                          administrative expenses            (147,234)         (90,708)
                      Depreciation and amortization           (49,102)         (29,756)
                                                          -----------      -----------

                          Operating loss                      (36,259)         (23,620)

                      Interest expense                        (31,524)         (29,508)
                      Other, net                                5,589            8,100
                                                          -----------      -----------

                          Net loss                        $   (62,194)         (45,028)
                                                          ===========      ===========

(11)     Investments in Other Affiliates

         The TCI Ventures Group's affiliates other than the PCS Ventures, Telewest, TCG and Cablevision (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in the U.S. and in various foreign countries.

         The TCI Ventures Group has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At March 31, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $98 million.

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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Agreements governing the TCI Ventures Group's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the TCI Ventures Group could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the TCI Ventures Group has guaranteed the performance of the TCI Ventures Group's subsidiary that directly holds the related investment.

         The following table reflects the TCI Ventures Group's carrying value (including receivables) of the Other Affiliates:

                                                                      March 31,        December 31,
                                                                        1998            1997
                                                                     -----------     -----------
                                                                        amounts in thousands
                    Flextech (a)                                     $   259,091         261,453
                    Liberty/TINTA LLC ("Liberty/TINTA") (b)              133,541         127,574
                    MultiThematiques S.A. ("MultiThematiques")            69,419          68,335
                    Jupiter Telecommunications
                        Co., Ltd. ("Jupiter")                             48,337          49,197
                    Bresnan International Partners
                        (Poland), L.P.                                    25,196          26,110
                    United International Investments                      23,744          26,966
                    Bresnan International Partners (Chile), L.P.          18,626          22,863
                    Jupiter Programming Co., Ltd. ("JPC")                 16,162          15,582
                    Other                                                 23,262          33,838
                                                                     -----------     -----------
                                                                     $   617,378         631,918
                                                                     ===========     ===========

         (a)      Flextech

                  TINTA owned, at March 31, 1998, 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (pound)5.40 ($9.03) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by TINTA had an aggregate market value of (pound)313 million ($523 million) at March 31, 1998.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                  In January 1997, TINTA reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 Flextech Ordinary Shares at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "Principal Joint Venture" and the "Second Joint Venture", collectively the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech, allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group. In light of TINTA's decreased voting interest in Flextech, TINTA, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.

                  Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($147 million) and subject to certain restrictions, a standby credit facility of (pound)30 million ($50 million). Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($17 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

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

         (b)      Liberty/TINTA LLC

                  Subsidiaries of TINTA and Liberty Media Group own equal parts of Liberty/TINTA. During 1996, Liberty/TINTA and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership, ("Fox Sports International"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas.

                  During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. On October 2, 1997, TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. As of March 31, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million. It is anticipated that Liberty Media Group's portion of such cash contributions to Torneos will be repaid to TINTA in cash or other economic consideration to be determined at some future date.

         Asia Business News (Singapore) PTE Ltd.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The following table reflects the TCI Ventures Group's share of losses of the Other Affiliates:

                                                                           Three months ended
                                                                             March 31,
                                                                  ---------------------------------
                                                                       1998               1997
                                                                  -------------     ---------------
                                                                         amounts in thousands
                            Jupiter                               $       5,626               4,098
                            MultiThematiques                              5,112               2,225
                            JPC                                           3,262               3,081
                            Liberty/TINTA                                 2,943               3,218
                            ABN                                              --               3,457
                            Other                                         7,697               7,029
                                                                  -------------     ---------------

                                                                  $      24,640              23,108
                                                                  =============     ===============

         Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the TCI Ventures Group used the equity method to account for its investments in the Other Affiliates are as follows:

                                                                     Three months ended March 31, 1998
                                                 ----------------------------------------------------------------------------
                                                                                  Latin
                                                                                  America
                                                                  Asia and        and The           United
                                                  Europe        Australia(a)     Caribbean(b)        States          Total
                                                 -----------    -----------      -----------       ----------     -----------
      Combined Operations                                                    amounts in thousands
      Revenue                                    $    84,934         45,911               --            2,891         133,736
      Operating expenses                             (95,197)       (59,957)            (196)          (2,292)       (157,642)
      Depreciation and amortization                   (5,945)          (763)             (85)          (1,679)         (8,472)
                                                 -----------    -----------      -----------       ----------     -----------

              Operating loss                         (16,208)       (14,809)            (281)          (1,080)        (32,378)

      Interest income (expense), net                   1,474           (635)          (1,361)            (879)         (1,401)
      Other, net                                     (12,318)         1,245           (4,749)             (84)        (15,906)
                                                 -----------    -----------      -----------       ----------     -----------

              Net loss                           $   (27,052)       (14,199)          (6,391)          (2,043)        (49,685)
                                                 ===========    ===========      ===========       ==========     ===========

                                                                     Three months ended March 31, 1997
                                               -----------------------------------------------------------------------------
                                                                                      Latin
                                                                                     America
                                                                   Asia and          and The          United
                                                  Europe         Australia (a)    Caribbean (b)       States         Total
                                               -----------    -------------    -------------      ------------  ------------
      Combined Operations                                                   amounts in thousands
      Revenue                                  $    60,499           50,837            3,484             2,345       117,165
      Operating expenses                           (77,551)         (56,652)          (2,086)           (2,035)     (138,324)
      Depreciation and amortization                 (6,457)         (10,186)            (856)           (1,285)      (18,784)
                                               -----------    -------------    -------------      ------------  ------------

              Operating income (loss)              (23,509)         (16,001)             542              (975)      (39,943)

      Interest expense, net                           (558)          (2,883)          (1,918)             (497)       (5,856)
      Other, net                                       276             (966)          (6,797)              (44)       (7,531)
                                               -----------    -------------    -------------      ------------  ------------

              Net loss                         $   (23,791)         (19,850)          (8,173)           (1,516)      (53,330)
                                               ===========    =============    =============      ============  ============

      ------------------

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (a) The summarized operating results of ABN are included in the combined operations through December 31, 1997, the date TINTA surrendered all of its shares of ABN in exchange for the ABN Note. See related discussion above. The summarized operating results of Sky Network Television New Zealand, Ltd. ("Sky") are included in the combined operations through September 26, 1997, the date that TINTA sold its interest in Sky.

         (b) The summarized operating results of Caguas/Humacao Cable Systems ("Caguas") are included in the combined operations through May 1, 1997, the date TINTA acquired the 50% ownership in Caguas which TINTA did not already own.

(12)     Debt

         The components of debt are as follows:

                                                          March 31,           December 31,
                                                            1998                 1997
                                                        -------------         -------------
                                                                amounts in thousands
           Debentures (a)                               $     345,000               345,000
           Puerto Rico Bank Facility (b)                       45,000                45,000
           Ventures Group Bank Facility (c)                    70,000                    --
           Other                                                   --                18,532
                                                        -------------         -------------

                                                        $     460,000               408,532
                                                        =============         =============

         (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of TINTA Series A common stock at a price of $27.30 per share of TINTA Series A common stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures may be redeemed by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were initially loaned to TCI pursuant to an unsecured promissory note. See note 13.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (b) TINTA's Puerto Rico subsidiary (the "Puerto Rico Subsidiary") has a reducing revolving bank facility which is unsecured and provides for maximum borrowing commitments of $100 million (the "Puerto Rico Bank Facility"). The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.75% at March 31, 1998). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

         (c) On March 10, 1998, TCI Ventures Group entered into a bank credit facility with a term of one year which provides for aggregate borrowings of up to $400 million (the "Ventures Group Bank Facility"). At March 31, 1998 borrowings under the Ventures Group Bank Facility totaled $70.0 million. Borrowings under the Ventures Group Bank Facility bear interest at variable rates (6.05% at March 31, 1998). TCI Ventures Group is required to pay a commitment fee equal to 0.15% on the average daily unused portion of the maximum borrowing commitments. The Ventures Group Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and includes limitations on indebtedness, liens and encumbrances, acquisitions, dispositions and dividends.

         With the exception of the Debentures, which had a fair value of $310.5 million at March 31, 1998, the TCI Ventures Group believes that the fair value and the carrying value of the TCI Ventures Group's debt were approximately equal at March 31, 1998.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(13)     Combined Equity

         General

         During the fourth quarter of 1997, TCI entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of March 31, 1998, the Equity Swap Facility had acquired 2,089,480 shares of TCI Group Series A Stock and 513,500 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $10 million less than the fair value of such Equity Swap Shares at March 31, 1998.

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On June 16, 1997, TCI exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI pursuant to any quarterly settlement with the Investment Bankers. Due to TCI's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million.

         In connection with the Exchange and Sale, Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, agreed to forgo the exercise of certain options rights, and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

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


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange Fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI, entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones grant to TCI the right to acquire the Malones' high-voting shares, currently consisting of an aggregate of approximately 60 million shares of Series B Stock (the "High-Voting Shares"), upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock has been reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") was allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that are subject to the Malone Call Agreement and the Magness Call Agreement. TCI Ventures Group's share of the Call Payments of $76 million was paid during the first quarter of 1998 and is reflected as a decrease to combined equity.

         Stock Repurchases

         During the three months ended March 31, 1998, pursuant to the stock repurchase program, 61,450 shares of TCI Ventures Group Series A Stock and 94,000 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $2.4 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         Stock Based Compensation

         TCI Ventures Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted (i) by TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) by TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to the Awards has been recorded in the accompanying combined financial statements through March 31, 1998. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI Awards resulted in increases to TCI Ventures Group's share of TCI's stock compensation liability of $78.5 million and $8.3 million for the three months ended March 31, 1998 and 1997, respectively. In addition, for the three months ended March 31, 1998, TCI Ventures Group made cash payments relating to its share of TCI's stock compensation obligations of $43.1 million. The payable arising from the compensation related to the Awards is included in the amount due to related parties.

         Transactions with Related Parties

         The components of due to (from) related parties are as follows:

                                                      March 31,          December 31,
                                                        1998                 1997
                                                  ----------------     ----------------
                                                          amounts in thousands
         TCI Note Receivable (a)                  $        (63,251)             (88,707)
         Intercompany account (b)                           73,428              110,212
                                                  ----------------     ----------------

                                                  $         10,177               21,505
                                                  ================     ================



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         --------

         (a) Amounts outstanding under a note agreement between the TCI Ventures Group and TCI (the "TCI Note Receivable")bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at March 31, 1998). Principal and interest is due and payable as mutually agreed from time to time by TCI and the TCI Ventures Group. During the three months ended March 31, 1998 and 1997, interest income related to the TCI Note Receivable aggregated $1.2 million and $2.4 million, respectively.

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

         The TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to the TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. Such commitment fee was not significant during the three months ended March 31, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the TCI Ventures Exchange is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at March 31, 1998.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the three months ended March 31, 1997, (i) the U.S. dollar equivalent of interest expense with respect to the TVG LLC Promissory Note was $392,000, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $859,000 and (iii) TINTA experienced foreign currency transaction gains of $922,000, with respect to the TVG LLC Promissory Note.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Certain TCI corporate general and administrative costs are charged to TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs TCI Ventures Group would incur for comparable services on a stand alone basis. TCI Ventures Group was allocated $2.2 million in corporate general and administrative costs by the TCI Group during each of the three months ended March 31, 1998 and 1997.

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

         During each of the three months ended March 31, 1998 and 1997, programming revenue earned by UVSG from TCI Group was $2.0 million. UVSG purchases programming from Liberty Media Group and, during the first quarter of 1997, purchased from TCI Group. These purchases totaled $10.7 million and $11.9 million for the three months ended March 31, 1998 and 1997, respectively, and are included in operating costs in the accompanying combined statements of operations.

         Amounts included in revenue for services provided to the other Groups by WTCI and NDTC are $8.8 million and $11.5 million for the three months ended March 31, 1998 and 1997, respectively.

         A subsidiary of TCI that is a member of TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $49.5 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $175.8 million) has been reflected as an addition to TCI Ventures Group's combined equity.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Puerto Rico Subsidiary purchases programming services from the TCI Group. The charges, which approximate the TCI Group's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $1.5 million and $1.3 million during the three months ended March 31, 1998 and 1997, respectively. The above-described programming fee charges are included in operating costs in the accompanying combined statements of operations.

         As further described in note 4, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the three months ended March 31, 1997, such charges aggregated $3.3 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $700,000 during the three months ended March 31, 1997. The above-described programming and general and administrative charges are included in operating costs in the accompanying combined statements of operations.

(14)     Income Taxes

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

         The net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in the TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the Exchange Offers) has been reflected as an adjustment of TCI Ventures Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that are generated by the entities comprising the TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 has been credited or debited to an intercompany account between the TCI Group and the TCI Ventures Group in accordance with the Old Tax Sharing Agreement. The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between the TCI Ventures Group and TINTA covering periods subsequent to September 30, 1997 is currently being negotiated. The terms of such arrangement are not expected to be significantly different than the terms contained in the New Tax Sharing Agreement.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         At December 31, 1997, the TCI Ventures Group had federal net operating loss carryforwards for income tax purposes aggregating approximately $504 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004. Pursuant to the Old and New Tax Sharing Agreements, TCI Ventures Group has already received benefit for approximately $37 million of such net operating loss carryforwards. TCI Ventures Group is responsible to TCI to the extent this amount of net operating loss carryforwards is utilized by TCI in future periods.

(15)     Commitments and Contingencies

         As previously described in notes 8, 9 and 11, TCI Ventures Group has significant commitments and contingent obligations with respect to certain of its affiliates.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $42 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Group Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through March 31, 1998, TINTA had contributed $26.5 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures. In addition, as of March 31, 1998, TINTA had guaranteed $16.8 million of the DTH Ventures' financial obligations.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

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

         During the three months ended March 31, 1998, TCI continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCI Ventures Group's products. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, TCI had inventoried substantially all of its systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCI Ventures Group's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of TCI Ventures Group's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCI began efforts to assess potential year 2000 issues of TCI Ventures Group's affiliated companies that are not managed by TCI Ventures Group and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

         TCI completed a preliminary assessment of its systems and related software that support TCI Ventures Group's financial applications. For those financial systems and software which will continue to be utilized by TCI Ventures Group beyond the year 1999, TCI has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCI Ventures Group's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCI completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCI has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of TCI Ventures Group's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCI anticipates that such systems will be remediated or replaced prior to the year 2000.

                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Significant third party vendors whose systems are critical to TCI Ventures Group's operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TCI Ventures Group if such vendors fail to remediate their year 2000 issues.

         TCI's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of TCI has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCI Ventures Group's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCI Ventures Group's year 2000 readiness will not have an adverse effect on TCI Ventures Group financial position. Additionally, there can be no assurance that TCI Ventures Group's systems or the systems of other companies on which TCI Ventures Group relies will be converted in time or that any such failure to convert by TCI Ventures Group or other companies will not have an adverse effect on its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.

        The following discussion and analysis provides information concerning the results of operations and financial condition of the Company, TCI Group, Liberty Media Group and TCI Ventures Group. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company and the accompanying combined financial statements and notes thereto of each of the TCI Group, Liberty Media Group and TCI Ventures Group. Additionally, the following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company, TCI Group, Liberty Media Group and TCI Ventures Group.

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

         Targeted Stock

        TCI common stock is comprised of six series: TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock.

         The Liberty Group Stock is intended to reflect the separate performance of the Liberty Media Group, which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the TCI Ventures Group, which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. TCI Group is comprised primarily of TCI's domestic cable and communications business. For additional information concerning targeted stock, see note 1 to the accompanying consolidated financial statements of TCI.

         Magness Settlement

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at March 31, 1998. At March 31, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $201 million.

         In connection with the Exchange and Sale, Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, agreed to forgo the exercise of certain option rights and in consideration, TCI granted to Dr. Malone the right (the "Malone Right") to acquire 30,545,864 shares of TCI Group Series B Stock.

         On January 5, 1998, the Company announced that a settlement (the "Magness Settlement") had been reached in the litigation brought against it and other parties in connection with the administration of the Magness Estate.

         In connection with the Magness Settlement, portions of the Exchange and Sale were unwound such that 10,201,041 shares of TCI Group Series A Stock and 11,666,506 shares of TCI Ventures Group Series A Stock were returned to TCI as authorized but unissued shares, and the Magness Estate paid $11 million to TCI representing a reimbursement of the Exchange fees incurred by TCI from June 16, 1997 through February 9, 1998 with respect to such returned shares. TCI then issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Series B Stock.

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares, currently consisting of an aggregate of approximately 60 million shares of Series B Stock (the "High-Voting Shares"), upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low-voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

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

         The aggregate amount paid by TCI pursuant to the Malone Call Agreement and Magness Call Agreement (collectively, the "Call Payments") was reflected as a $274 million reduction of additional paid-in capital. The Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, $134 million, $64 million and $76 million of the Call Payments were allocated to TCI Group, Liberty Media Group and TCI Ventures Group, respectively.

         Year 2000

         During the three months ended March 31, 1998, the Company continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, the Company had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include the Company's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Company's products and other equipment and systems potentially impacted by the year 2000. Additionally, the Company began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by the Company and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

         The Company completed a preliminary assessment of its systems and related software that support the Company's financial applications. For those financial systems and software which will continue to be utilized by the Company beyond the year 1999, the Company has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of the Company's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as the Company completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. The Company has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of the Company's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of the Company anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to the Company's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

         The Company's assessment of the impact of the year 2000 date change should be complete by the end of 1998. The Company continues to evaluate the level of validation it will require of third parties to ensure their year
2000 readiness. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations but has identified certain cost elements that, in the aggregate, are not expected to be less than $20 million. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have an adverse effect on its financial position.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                              Three months ended March 31,
                                                           ---------------------------------
                                                             1998                    1997
                                                           ----------             ----------
                                                                  amounts in millions
Revenue                                                    $    1,872                  1,827

Operating, selling, general and administrative
   expenses                                                    (1,166)                (1,089)
Stock compensation                                               (229)                   (15)
Cost of distribution agreements                                   (83)                    --
Depreciation and amortization                                    (423)                  (374)
                                                           ----------             ----------

    Operating income (loss)                                       (29)                   349

Interest expense                                                 (285)                  (289)
Share of losses of affiliates, net                               (238)                  (156)
Minority interests in losses (earnings) of
   consolidated subsidiaries                                       14                    (38)
Gain on dispositions of assets                                  1,101                     19
Other, net                                                         (5)                    19
                                                           ----------             ----------

   Earnings (loss) before income taxes                            558                    (96)

Income tax benefit (expense)                                     (240)                    38
                                                           ----------             ----------

    Net earnings (loss)                                    $      318                    (58)
                                                           ==========             ==========

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

                                                                           Three months ended March 31,
                                                                   ---------------------------------------------
                                                                          1998                  1997 (a)
                                                                   ------------------      --------------------
                                                                           dollar amounts in millions
Revenue                                                            100%     $  1,577        100%     $   1,555
Operating expenses                                                 (37)         (587)       (37)          (575)
Selling, general and administrative expenses                       (21)         (334)       (20)          (316)
Stock compensation                                                  (5)          (70)        (1)            (2)
Depreciation and amortization                                      (24)         (376)       (21)          (332)
                                                                  ----      --------     ------      ---------

     Operating income                                               13%     $    210         21%     $     330
                                                                  ====      ========     ======      =========

----------------------

(a) Restated - see note 1 to the accompanying combined financial statements of TCI Group.

         The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission to regulate rates. At March 31, 1998, approximately 68% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

         During the three months ended March 31, 1998, 75% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

         During the first quarter of 1998, TCI Group consummated the Q1 1998 Contribution Transactions. Since January 1, 1997, TCI Group has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCI Group's results of operations for the three months ended March 31, 1998 and 1997. For additional information see note 6 to the accompanying combined financial statements of TCI Group.

         TCI Group's revenue increased $22 million or 1% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution
Transactions and other dispositions, revenue increased 3%. Revenue from TCI Group's customers accounted for 1% of such increase in revenue, primarily as a result of a 5% increase in basic revenue that was partially offset by a 13% decrease in premium revenue. TCI Group experienced a 5% increase in its average basic rate, a decrease in the number of average basic customers of less than 1%, a 2% decrease in its average premium rate and an 11% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCI Group provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for the remaining 3% increase in revenue.

         Operating expenses increased $12 million or 2% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution Transactions and other dispositions, such expenses increased 5%. Programming expenses accounted for the majority of such increase. TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under the EMG Affiliation Agreement with Encore Media Group, it is anticipated that TCI Group's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. See note 11 to the accompanying combined financial statements of TCI Group.

         Selling, general and administrative expenses increased $18 million or 6% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution Transactions and other dispositions, such expenses increased 15%. Such increase is due primarily to lower launch and other incentives from programming suppliers, increased marketing costs relating to the launch of digital products and other initiatives, and other individually insignificant increases in general and administrative expenses in 1998.

         TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI Group employees and members of the Board who are involved with TCI Group. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying combined financial statements of TCI Group. The expense associated with stock appreciation rights is subject to future adjustment based upon market value fluctuation and, ultimately, on the final determination of market value when the rights are exercised.

         Depreciation and amortization expense increased $44 million or 13% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase represents the net effect of decreases due to the Q1 1998 Contribution Transactions and other dispositions that were more than offset by increases attributable to acquisitions and capital expenditures.

         Other Income and Expenses

         TCI Group's interest expense was consistent between the three months ended March 31, 1998, and the corresponding prior year period, as TCI Group's weighted average interest rate on borrowings and weighted average debt balances were comparable between the periods.

         TCI Group's share of CSC's losses, including amortization of the difference between the recorded value of TCI Group's investment in CSC and TCI Group's proportionate share of CSC's net deficiency, aggregated $32 million for the period from March 4, 1998 through March 31, 1998. As described in note 6 to the accompanying combined financial statements of TCI Group, TCI Group acquired an approximate 32.7% ownership interest in CSC on March 4, 1998.

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCI Group's share of net earnings (losses) of other affiliates was $52 million and $(17 million) during the three months ended March 31, 1998 and 1997, respectively. A significant portion of the change from the 1997 period to the 1998 period is attributable to TCI Group's share of a 1998 gain recognized by InterMedia Partners on the sale of certain cable television systems. Such gain was recognized by InterMedia Partners prior to the time that TCI Group began to consolidate InterMedia Partners. See note 5 to the accompanying combined financial statements.

         During the three months ended March 31, 1998, TCI Group purchased in the open market certain notes payable which had an aggregate principle balance of $95 million. In connection with such purchases, TCI Group recognized a loss on early extinguishment of debt of $16 million. Such loss related to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of attributed subsidiaries aggregated $46 million and $34 million for the three months ended March 31, 1998 and 1997, respectively. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in August 1996 by a TCI subsidiary that is attributed to TCI Group. See note 9 to the accompanying combined financial statements of TCI Group.

         Gain on disposition of assets of $511 million for the three months ended March 31, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCI Group to CSC. Such gain represents the excess of the $1,161 million fair value of CSC Class A Common shares received by TCI Group over the historical cost of the net assets transferred by TCI Group to CSC. See note 6 to the accompanying combined financial statements of TCI Group.

         Net Earnings

         As a result of the above-described fluctuations in the Company's results of operations, (i) TCI Group's net earnings (before preferred stock dividend requirements) of $238 million for the three months ended March 31, 1998 changed by $235 million, as compared to TCI Group's net earnings (before loss of TCI Ventures Group and preferred stock dividend requirements) of $3 million for the three months ended March 31, 1997.

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

         On June 24, 1997 Liberty Media Group granted Time Warner the Southern Option. Liberty Media Group received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. In September 1997, Time Warner exercised the Southern Option. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213 million, which was paid in cash, together with the assumption of certain liabilities on January 2, 1998. Effective January 1, 1998, the Southern Business is no longer included in the combined financial statements of Liberty Media Group.

         Subsequent to June 30, 1997, Liberty Media Group and TCI Group entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and "STARZ!," a first-run movie premium programming service, were contributed to Encore Media Group, a subsidiary of TCI that is attributed to the Liberty Media Group. Upon the July 1997 formation of Encore Media Group, the operations of STARZ! were included in the combined financial statements of Liberty Media Group.

         Simultaneously with the July 1997 DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred to Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") to TCI and the assumption of the obligation under the Rights Agreement. Accordingly, TCI Music has been included in the combined financial statements of Liberty Media Group since the date of the DMX Merger.

         Effective November 1, 1997, Liberty Media Group acquired the remaining 50% interest in ICCP for $1.75 million. Upon consummation of such transaction the operations of ICCP were included in the combined financial statements of Liberty Media Group.

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

                                                                    Three months ended March 31,
                                                          -----------------------------------------------
                                                                 1998                         1997
                                                          -------------------         -------------------
                                                                    dollar amounts in thousands
Entertainment and Information
Programming Services

   Revenue                                                  100%     $    156,670      100%     $     59,359
   Operating, selling, general and administrative           (81)%        (126,432)     (56)%         (33,050)
   Stock compensation                                        (5)%          (7,790)      (8)%          (4,576)
   Depreciation and amortization                             (5)%          (7,758)      (1)%            (751)
                                                          -----      ------------    -----      ------------

      Operating income                                        9%     $     14,690       35%     $     20,982
                                                          =====      ============    =====      ============

                                                                           Three months ended March 31,
                                                                  ----------------------------------------------
                                                                         1998                       1997
                                                                  ------------------        -------------------
                                                                           dollar amounts in thousands
Corporate expenses

   Selling, general and administrative                               $     (2,731)              $     (1,019)
   Stock compensation                                                     (68,340)                      (998)
   Depreciation and amortization                                              (30)                       (28)
                                                                     ------------               ------------

      Operating loss                                                 $    (71,101)              $     (2,045)
                                                                     ============               ============

         Entertainment and Information Programming Services

         As discussed above, certain acquisitions and dispositions have affected the comparability of Liberty Media Group's operating results for the three months ended March 31, 1998 and 1997. The following table presents adjustments to remove the effects of such acquisitions and dispositions.

                                                            Three months ended March 31, 1998
                                           -----------------------------------------------------------------
                                                                        Effect of
                                                                       acquisitions
                                               Historical           and dispositions            As adjusted
                                           ------------------   -------------------------   -----------------
                                                                    amounts in thousands
Revenue                                    $         156,670                 (89,355)                   67,315

Operating, selling, general and
    administrative expenses                         (126,432)                 90,858                   (35,574)

Stock compensation                                    (7,790)                     42                    (7,748)

Depreciation and amortization                         (7,758)                  6,082                    (1,676)
                                           -----------------       -----------------        ------------------

    Operating income                       $          14,690                   7,627                    22,317
                                           =================       =================        ==================

                                                            Three months ended March 31, 1997
                                           ----------------------------------------------------------------
                                                                        Effect of
                                                                       acquisitions
                                               Historical           and dispositions            As adjusted
                                           ------------------   -------------------------   -------------------
                                                                   amounts in thousands
Revenue                                    $          59,359                 (7,669)                    51,690

Operating, selling, general and
    administrative expenses                          (33,050)                 1,756                    (31,294)

Stock compensation                                    (4,576)                    --                     (4,576)

Depreciation and amortization                           (751)                   135                       (616)
                                           -----------------       ----------------           ----------------

    Operating income                       $          20,982                 (5,778)                    15,204
                                           =================       ================           ================

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 30% or $16 million for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase is primarily attributable to higher revenue from Encore, including the thematic multiplex services ("Multiplex"). Encore's revenue from cable operators, including TCI Group increased approximately $20 million during the three months ended March 31, 1998 compared to the same period in 1997. In connection with the formation of Encore Media Group, TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. During the three months ended March 31, 1998, Encore's revenue from TCI Group increased due to the EMG Affiliation Agreement, when compared to the three months ended March 31, 1997. Encore subscription units from cable operators, including TCI Group increased 7% during the first quarter of 1998 compared to the first quarter of 1997. Encore subscription units from direct broadcast satellite ("DBS") operators decreased 15% during the 1998 period compared to 1997. Such decrease in DBS subscription units was due to the repackaging of the Encore services and resulted in a decrease in revenue from DBS operators of approximately $4 million. Such decrease in DBS revenue from the Encore services excludes the acquisition effect of the STARZ! services, which services generated DBS revenue of $21 million during the first quarter of 1998. As discussed above, revenue from the STARZ! services was not included in the combined financial statements of Liberty Media Group until the beginning of the third quarter of 1997.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, increased 14% or $4 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Programming costs for Encore and Multiplex increased $2 million for the 1998 period due to an overall upgrade of the Encore services. Increased national advertising for Encore was responsible for an increase of approximately $4 million during the three months ended March 31, 1998 compared to 1997. Decreased marketing support payments to distributors offset increases in operating, selling, general and administrative expenses by $2 million for the first quarter of 1998 over the same period in 1997.

         The increase in stock compensation of Entertainment and Information Programming Services for the quarter ended March 31, 1998 as compared to 1997 is due to an increase in Encore Media Group's stock compensation of $3 million (see note 9 to the accompanying combined financial statements of Liberty Media Group).

         Revenue from TCI Music contributed $19 million to the revenue from Entertainment and Information Programming Services for the three months ended March 31, 1998. Additionally, revenue from STARZ! contributed $68 million and ICCP contributed $2 million to revenue for 1998. As discussed above, operations for TCI Music, STARZ! and ICCP were not included in the combined financial results of Liberty Media Group for the three months ended March 31, 1997. Operating, selling, general and administrative expenses for Entertainment and Information Programming Services for the three months ended March 31, 1998 included $17 million from the operations of TCI Music, $70 million from the operations of STARZ! and $3 million from the operations of ICCP.

         Corporate Expenses

         The increase in corporate selling, general and administrative expense from 1997 to 1998 was primarily due to increased corporate general and administrative costs by TCI Group. Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of each year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs Liberty Media Group would incur for comparable services on a stand alone basis. During the three months ended March 31, 1998 and 1997, Liberty Media Group was allocated approximately $1,109,000 and $263,000, respectively, in corporate general and administrative costs by TCI Group.

         The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. See note 8 to the accompanying combined financial statements of Liberty Media Group.

         Other Income and Expense

         Interest expense was $9 million and less than $1 million during the three months ended March 31, 1998 and 1997, respectively. Increased interest expense is directly related to increased outstanding debt at Encore Media Group, TCI Music and CCC as well as an increase in interest-bearing amounts due to TCI Group during the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

         Liberty Media Group's share of losses of affiliates was $22 million for the three months ended March 31, 1998 compared to earnings of $7 million for the same period in 1997.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased $9 million during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. While Discovery's revenue increased by 23% during the first quarter of 1998, its earnings before interest, taxes, depreciation and amortization decreased by 11%, principally because of costs associated with launching new digital services, continuing investments in the retail business as well as new joint ventures such as YCTV and the joint venture with the British Broadcasting Corporation. Interest expense for Discovery was 195% higher in the first quarter of 1998 compared to the same period in 1997 mainly due to increased debt caused by significant cash payments made to distributors in support of the launch of "Animal Planet" and its new digital services.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $4 million during the three months ended March 31, 1998 compared to the same period in 1997. QVC's revenue increased by 14% during the quarter ended March 31, 1998, contributing to a 20% increase in earnings before interest, taxes, depreciation and amortization over the quarter ended March 31, 1997. In the aggregate, interest expense, taxes, depreciation and amortization for QVC increased by 11% during 1998, resulting in a 61% increase in net income for QVC for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

         The share of losses of Fox Sports was responsible for approximately $36 million of the decrease in share of earnings of affiliates from 1997 to 1998. Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During the first quarter of 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on a specific transaction consummated by Fox Sports.
Consequently, Liberty Media Group's share of losses of Fox Sports for the quarter ended March 31, 1998 includes previously unrecognized losses of Fox Sports of approximately $36 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports had been reduced to zero.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in BDTV increased approximately $8 million during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Such increase is primarily attributable to a $75 million pre-tax gain recognized by USAI, a majority-owned subsidiary of BDTV, on the sale of one of its broadcast stations during the three months ended March 31, 1998.

         During 1997, Liberty Media Group granted Time Warner the Southern Option and received 6.4 million shares of Time Warner Exchange Stock valued at $306 million in consideration for the grant. Such amount had been reflected as a deferred option premium in the accompanying combined financial statements of Liberty Media Group. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998 for $213 million in cash. Liberty Media Group recognized a $515 million pre-tax gain in connection with these transactions in the first quarter of 1998. See note 5 to the accompanying combined financial statements of Liberty Media Group.

         Effective February 1, 1998, Turner-Vision, Inc. contributed the assets, obligations and operations of its retail C-band Satellite business to Superstar/Netlink in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. In connection with such dilution, Liberty Media Group recognized a $23 million pre-tax gain. See note 4 to the accompanying combined financial statements of Liberty Media Group.

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the three months ended March 31, 1998 and 1997:

                                                         Three months ended March 31,
                                          ----------------------------------------------------------
                                                     1998                             1997
                                          -------------------------         ------------------------
                                                           dollar amounts in thousands
Revenue:
   UVSG                                $      140,317            67%      $      122,876        50%
   ETC                                         21,766            10               23,560         9
   NDTC (1)                                    21,067            10               24,013        10
   TINTA (2)                                   12,544             6               65,611        27
   WTCI                                         8,383             4                9,095         4
   @Home                                        5,773             3                  809        --
   Corporate and other                          1,148            --                1,056        --
                                       --------------       -------       --------------     -----
                                       $      210,998           100%      $      247,020       100%
                                       ==============       =======       ==============     =====

Operating, selling, general,
   administrative:
      UVSG                             $      114,940            61%      $      100,902        51%
      ETC                                      22,391            12               25,917        13
      NDTC                                     16,861             9               12,396         6
      TINTA (2)                                 9,817             5               40,513        21
      WTCI                                      5,302             3                5,681         3
      @Home                                    15,800             8                8,326         4
      Corporate and other                       4,115             2                3,994         2
                                       --------------       -------       --------------     -----
                                       $      189,226           100%      $      197,729       100%
                                       ==============       =======       ==============     =====
Depreciation, amortization, stock
   compensation and other non-cash
   charges
      UVSG                             $       15,062             8%      $        8,736        18%
      ETC                                         375            --                1,838         4
      NDTC                                     10,373             5                7,103        14
      TINTA (2)                                10,458             5               15,679        32
      WTCI                                      3,960             2                2,124         4
      @Home (3)                                86,082            43                1,574         3
      Corporate and other (4)                  74,645            37               12,352        25
                                       --------------       -------       --------------     -----
                                       $      200,955           100%      $       49,406       100%
                                       ==============       =======       ==============     =====
Operating income (loss):
      UVSG                             $       10,315            (5)      $       13,238        (5)
      ETC                                      (1,000)                            (4,195)
      NDTC                                     (6,167)                             4,514
      TINTA (2)                                (7,731)                             9,419
      WTCI                                       (879)                             1,290
      @Home (3)                               (96,109)                            (9,091)
      Corporate and other                     (77,612)                           (15,290)
                                       --------------                     --------------
                                       $     (179,183)                    $         (115)
                                       ==============                     ==============

----------------------------

         (1) A significant number of NDTC's major customers are affiliates of TCI, and NDTC derives a substantial portion of its revenue from such affiliated companies. For the three months ended March 31, 1998 and 1997 revenue from services provided to TCI and its consolidated subsidiaries accounted for 40% and 48%, respectively, of NDTC's total revenue.

         (2) As described in note 3 to the accompanying combined financial statements of TCI Ventures Group, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. As a result, effective October 1, 1997, TINTA's results of operations no longer include Cablevision's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Cablevision that were included in TINTA's results of operations for the three months ended March 31, 1997 (amounts in thousands):

          Revenue                                                 $      56,250
          Operating costs and expenses before
             depreciation and amortization                              (33,046)
          Depreciation and amortization                                 (12,780)
                                                                  -------------

          Operating income                                        $      10,424
                                                                  =============

         (3) During the first quarter of 1998, @Home recorded a non-cash charge of $83.3 million to operations based on the fair value of 2,705,514 shares of @Home's Series A common stock which were underlying certain warrants which became exercisable during the period. For additional information concerning such warrants, see note 7 to the accompanying combined financial statements of TCI Ventures Group.

         (4) Amount includes stock compensation expense of $74.1 million and $8.3 million for the three months ended March 31, 1998 and 1997, respectively.

         (5)     Not meaningful.

         Revenue

         Revenue decreased by $36.0 million or 15% during the three months ended March 31, 1998, as compared to the corresponding prior year period.
Such decrease is largely attributable to TINTA's deconsolidation of Cablevision which was partially offset by increased revenue of UVSG and @Home.

         Revenue from UVSG increased $17.4 million or 14% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is due primarily to Turner Vision's retail C-band operations ($15.2 million) which were combined with Superstar/Nelink effective February 1, 1998.

         TINTA revenue decreased by $53.1 million or 81% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Cablevision in 1997.

         Operating Costs and Expenses

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased by $8.5 million or 4% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is attributable to the effects of the deconsolidation of Cablevision which was partially offset by increased costs attributable to UVSG, @Home and NDTC.

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges from UVSG increased $14.0 million or 14% during the three months ended March 31, 1998, as compared to the corresponding prior year. Such increase is primarily attributable to Turner Vision's retail C-band operations which were combined with Superstar/Netlink effective February 1, 1998.

         TINTA operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased $30.7 million or 76% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Cablevision in 1997.

         Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that would approximate the costs TCI Ventures Group would incur for comparable services on a stand alone basis. During each of the three months ended March 31, 1998 and 1997, TCI Ventures Group was allocated $2.2 million in corporate general and administrative costs by TCI Group.

         During the first quarter of 1998, @Home recorded a non-cash charge of $83.3 million to operations based on the fair value of 2,705,514 shares of @Home's Series A common stock which were underlying certain warrants which became exercisable during the period. For additional information concerning such warrants, see note 7 to the accompanying combined financial statements of TCI Ventures Group.

         Stock compensation expense increased $73.8 million during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such amounts represent changes in TCI Ventures Group's stock compensation liability. TCI Ventures Group records stock compensation expense relating to Awards granted by (i) TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to stock appreciation rights has been recorded through March 31, 1998 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. See note 13 to the accompanying combined financial statements of TCI Ventures Group.

         The $5.6 million or 14% decrease in depreciation and amortization expense during the three months ended March 31, 1998, as compared to the corresponding prior year period, is primarily the result of the effects of the deconsolidation of Cablevision.

         Other Income and Expense

         The TCI Ventures Group's share of losses from its investment in the PCS Ventures was $155.2 million and $63.5 million during the three months ended March 31, 1998 and 1997, respectively. The increase in the share of losses is attributed primarily to increases in (i) selling, general and administrative costs associated with Sprint Spectrum's efforts to increase its customer base,
(ii) depreciation expense resulting from capital expenditures made to expand its PCS network, (iii) interest expense associated with higher amounts of outstanding debt and (iv) Sprint Spectrum's share of losses in American PCS L.P. It is expected that Sprint PCS will continue to incur significant operating losses and significant negative cash flow from operating activities during the next several years while it continues to expand its PCS network and build its customer base. Sprint PCS's operating profitability will depend upon many factors, including, among others, its ability to (i) market its products and services successfully, (ii) achieve its projected market penetration, (iii) manage customer turnover rates effectively and (iv) price its products and services competitively. There can be no assurance that Sprint PCS will achieve or sustain operating profitability or positive cash flow from operating activities in the future. If Sprint PCS does not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, it may not be able to meet its debt service requirements.

         The TCI Ventures Group's share of Telewest's net losses decreased $11.5 million or 28% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the net effects of (i) changes in foreign currency transaction losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into U.K. pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of $10.9 million and $(40.5 million) during the three months ended March 31, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         The share of losses from the TCI Ventures Group's investment in TCG was $17.7 million for the three months ended March 31, 1998 which represents a $3.9 million increase, as compared to the corresponding prior year period. The increase in the share of losses is largely attributed to costs incurred by TCG in the expansion of their local telecommunications networks, increased depreciation expense and increased interest expense partially offset by an increase in telecommunications services revenue attributed to increased sales of services in existing and new markets. TCG has incurred net losses since its inception due to the acquisition, installation, development and expansion of its existing and new telecommunications networks and the associated initial operating expenses of such networks. These networks generally incur negative cash flow from operating activities and operating losses until an adequate customer base and revenue stream for such networks have been established. In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T. Upon consummation of such merger, TCI would receive in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T common stock, which shares would be attributed to the TCI Ventures Group. The transaction is subject to a number of regulatory and other conditions, accordingly, there can be no assurance that such transaction will be consummated on the terms contemplated by the parties, or at all. In the event the AT&T transaction is completed, the TCI Ventures Group would account for its investment in AT&T using the cost method.

         As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The TCI Ventures Group's share of losses from Cablevision was $3.2 million for the three months ended March 31, 1998.

         The TCI Ventures Group's share of the losses of affiliates other than the PCS Ventures, Telewest, TCG and Cablevision (the "Other Affiliates") remained relatively constant during the three months ended March 31, 1998, as compared to the corresponding prior year period. Increased losses of Jupiter and MultiThematiques were partially offset by the decrease in share of losses of ABN. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, TINTA no longer accounts for ABN under the equity method of accounting. TCI Ventures Group expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information, see note 11 to the accompanying combined financial statements of TCI Ventures Group.

         Interest expense decreased $5.1 million or 36% during the three months ended March 31, 1998, as compared to the corresponding prior year period, primarily as a result of the deconsolidation of Cablevision and the assignment of certain capital lease obligations to TCI Group.

         During the three months ended March 31, 1998, TCI Ventures Group recognized $37.8 million in gains from the disposition of assets. Such gains are attributable to TCI Ventures Group's sale of its interest in (i) NHT Partnership, (ii) Louisville Lightwave, (iii) New Jersey Fiber Technologies, L.P. and (iv) TeleCable Nacional, CXA. In addition, UVSG recognized a gain of $14.7 million from the dilution of its interest in Superstar/Netlink. For additional information regarding these transactions, see note 6 to the accompanying combined financial statements of TCI Ventures Group.

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

         The minority interests' share of net losses was $52.8 million and $616,000 during the three months ended March 31, 1998 and 1997, respectively. Such increase is primarily attributable to increases in @Home's net losses.

         Net Losses

         The TCI Ventures Group reported net losses of $223.4 million and $77.3 million during the three months ended March 31, 1998 and 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating $52.5 million and $28.9 million during the three months ended March 31, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

         MATERIAL CHANGES IN FINANCIAL CONDITION

         TCI GROUP

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). Such shares represent an approximate 32.7% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI Group has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. As a result of this transaction, TCI Group recognized a $511 gain in the accompanying combined statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCI Group to CSC. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and
(ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         During the first quarter of 1998, TCI also completed the Q1 Joint Ventures, whereby TCI Group contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures in exchange for non-controlling ownership interests in each of the Q1 Joint Ventures, and the assumption and repayment by the Q1 Joint Ventures of intercompany debt owed to TCI Group aggregating $343 million. In connection with the Q1 Joint Ventures, TCI Group has agreed to take certain steps to support compliance by the Q1 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $294 million. In light of such agreement, the $97 million aggregate excess of the TCI Group debt assumed by the Q1 Joint Ventures over the historical cost of the remaining net assets contributed to the Q1 Joint Ventures has been reflected as a direct decrease to combined deficit (net of related deferred income taxes of $39 million).

         On April 30, 1998, TCI Group contributed certain cable television systems serving in the aggregate approximately 435,000 customers in Kentucky to a joint venture in exchange for a 49% limited partnership interest in such joint venture, and the assumption and repayment by such joint venture of intercompany debt owed to TCI Group and debt owed by TCI Group to external parties aggregating $812 million. In connection with such transaction, TCI Group has agreed to take certain steps to support compliance by the joint venture with its payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $490 million.

         Including the Q1 1998 Contribution Transactions and the above-described April 30, 1998 transaction, TCI Group, as of April 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCI Group will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the Q1 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         During the three months ended March 31, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Group paid $134 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 12 to the accompanying combined financial statements of TCI Group.

         During the fourth quarter of 1997, TCI Group entered into an Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI Group has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of the Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of March 31, 1998, the Equity Swap Facility has acquired 2,089,480 shares of TCI Group Series A Stock and 513,500 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $10 million less than the fair value of such Equity Swap Shares at March 31, 1998.

         Through June 30, 1997, TCI Group had a 50.1% partnership interest in QE+, a limited partnership interest which distributed STARZ!. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest.

         Subsequent to June 30, 1997, TCI Group and Liberty Media Group entered into a series of transactions pursuant to which the businesses of Encore and STARZ! were contributed to Encore Media Group. Upon the July 1997 formation of Encore Media Group, the operations of QE+ were no longer included in the combined financial results of TCI Group. In connection with the foregoing transactions, Liberty Media Group issued a note payable to TCI Group (which note was paid in full during the first quarter of 1998) and TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

         TCI Group's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         On July 11, 1997, TCI Music merged with DMX. Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation to purchase 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities included within TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

         A subsidiary of TCI that is attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $176 million) has been reflected as an increase to TCI Group's combined deficit.

         At March 31, 1998, TCI Group had approximately $1.8 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCI Group's continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying combined financial statements of TCI Group for additional information regarding TCI Group's debt.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization and stock compensation) ($656 million and $664 million during the three months ended March 31, 1998 and 1997, respectively) to interest expense ($273 million during each of the three month periods ended March 31, 1998 and 1997), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 240% and 243% during the three months ended March 31, 1998 and 1997, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, TCI Group's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. In the event TCI Group is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, attributable to TCI Group, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

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

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($157 million and $131 million during the three months ended March 31, 1998 and 1997, respectively) generally reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCI Group for property and equipment was $210 million, $48 million and $538 million during the three months ended March 31, 1998 and 1997, and the year ended December 31, 1997, respectively.
In light of TCI Group's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCI Group anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCI Group estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCI Group expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCI Group cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $178 million at March 31, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has provided a revolving loan facility to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was not significant during the three months ended March 31, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at March 31, 1998.

         TCI Group is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, TCI Group is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         During the third quarter of 1997, TCI Group committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at March 31, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at March 31, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $425 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of March 31, 1998, the amount of such obligations or guarantees was approximately $295 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.


         TCI Group has significant contingent obligations with respect to certain of its affiliates. See note 6 to accompanying combined financial statements of TCI Group.

         Effective as of December 16, 1997, NDTC, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates of 6.2% and receives variable interest rates on a notional amount of $10 million at March 31, 1998 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at March 31, 1998. During the three months ended March 31, 1998 and 1997, TCI Group's net receipts (payments) pursuant to the Fixed Rate Agreements were (less than $1 million) and $3 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $3 million and $1 million, respectively.

         The Fixed Rate Agreement expires in August 1998. At March 31, 1998, TCI Group would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

         In addition to the Fixed Rate and Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at March 31, 1998) and receives a variable rate based on CMT (6.0% at March 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at March 31, 1998) and receives a variable rate based on CMT (6.1% at March 31, 1998) on notional amounts of $95 million through February 2000. During the three months ended March 31, 1998, TCI Group's net payments pursuant to such agreements were less than $1 million. At March 31, 1998, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of March 31, 1998. See note 10 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         At March 31, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,456 million (or 48%) of fixed rate debt and $6,970 million (or 52%) of variable-rate debt.
Accordingly, in an environment of rising interest rates, TCI Group expects that it would experience an increase in interest expense.

         LIBERTY MEDIA GROUP

         Liberty Media Group's source of funds include its available cash balances, net cash provided by operating activities, cash distributions from affiliates, dividend and interest receipts, proceeds from asset sales, availability under certain credit facilities, and loans from TCI Group. To the extent cash needs of Liberty Media Group exceed cash provided by Liberty Media Group, TCI Group may transfer funds to Liberty Media Group. Conversely, to the extent cash provided by Liberty Media Group exceeds cash needs of Liberty Media Group, Liberty Media Group may transfer funds to TCI Group.

         On January 12, 1998, TCI acquired from a minority stockholder of UVSG
12.4 million shares of UVSG Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Class A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%.

         In February 1998, TCI, Liberty Media Group and UVSG announced their agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted under the name Netlink International in exchange for 6,375,000 shares of UVSG's common stock. In April 1998, UVSG, Liberty Media Group and Turner Vision entered into a memorandum of understanding with PRIMESTAR, Inc. ("PRIMESTAR") for the sale of Superstar/Netlink to PRIMESTAR for shares of a new series of convertible preferred stock of PRIMESTAR and the assumption of liabilities (the "Primestar Transaction"). Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the Primestar Transaction and Liberty Media Group's Netlink International businesses for 6,375,000 shares of Class B Common Stock of UVSG. The Netlink International businesses are being operated for the benefit of UVSG from April 1, 1998 to the closing of the sale thereof. Consummation of the transaction between Liberty Media Group and UVSG is subject to the signing of a definitive agreement following receipt by UVSG of a satisfactory fairness opinion, UVSG stockholder approval and certain regulatory approvals. Consummation of the Primestar Transaction is subject to a number of conditions, including negotiation of a definitive agreement and receipt of applicable regulatory approvals. No assurance can be given that the foregoing transactions will be consummated.

         Encore Media Group's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. In addition, subsequent to the exercise of the Southern Option, cash provided by operating activities of Southern was no longer available as a source of cash for Liberty Media Group. Additionally, subsequent to the sale of Netlink to UVSG, cash provided by operating activities of Netlink will no longer be available as a source of cash for Liberty Media Group. Cash provided by operating activities of Southern and Netlink has been a significant source of cash for Liberty Media Group.
Although no assurance can be given, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments, availability under its credit facilities and available cash balances should provide adequate cash to meet its obligations. For additional information concerning Liberty Media Group's cash flows see the combined statements of cash flows included in the accompanying combined financial statements of Liberty Media Group.

         As of March 31, 1998, Liberty Media Group holds approximately 57 million shares of the TW Exchange Stock. During the three months ended March 31, 1998, the unrealized appreciation, net of taxes, of the fair value of such shares of TW Exchange Stock was $339 million based upon the market value of the common stock into which the TW Exchange Stock is convertible. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. Liberty Media Group received approximately $5 million in cash dividends for each of the quarters ended March 31, 1998 and 1997. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid.

         Liberty Media Group received approximately $8 million in cash dividends on a 30 year non-convertible 9% preferred stock, with a stated value of $345 million, during the three months ended March 31, 1998.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million. Borrowings of $185 million were outstanding at March 31, 1998. As security for this indebtedness, Liberty Media Group pledged a portion of its TW Exchange Stock. Encore Media Group has a $625 million senior, secured facility. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. Borrowings of $292 million were outstanding on the EMG Senior Facility at March 31, 1998. TCI Music has a revolving loan agreement which provides for borrowings of up to $100 million. Borrowings of $72 million were outstanding at March 31, 1998.

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

         As of March 31, 1998, Liberty Media Group was not exposed to material near-term losses in future earnings, fair values, or cash flows resulting from derivative financial instruments.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of March 31, 1998, Liberty Media Group's future minimum obligation related to certain film licensing agreements was $678 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group.
Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, Liberty Media Group paid $64 million during the first quarter of 1998 for its allocated share of the Call Payments. See note 8 to the accompanying combined financial statements of Liberty Media Group.

         In February 1998, at the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's Contingent Right. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200. Liberty Media Group has also agreed to contribute $300 million in cash to USANI LLC by June 30, 1998 in exchange for an aggregate of 15 million LLC Shares and/or shares of USAI's Common Stock. Liberty Media Group's cash purchase price will increase at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities (the "Liberty Closing"). Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group has been granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had immediately prior to such issuances. In addition, with respect to issuances of USAI's capital stock in certain specified circumstances, Universal will be obligated to maintain the percentage ownership interest in USAI that it had immediately prior to such issuances. During the first quarter of 1998, Liberty Media Group exercised its rights to purchase approximately 4.7 million additional LLC shares or USAI shares of common stock pursuant to a preemptive right of $20 per share in cash, subject to receipt of regulatory approvals. This transaction is expected to close during the second quarter of 1998.

         USAI, Universal and Liberty Media Group have agreed that if the parties agree prior to June 30, 1998 (the date of mandatory cash contributions) on the identity of assets owned by Liberty Media Group that are to be contributed to the LLC and the form and terms of such contributions, Liberty Media Group will contribute those assets in exchange for LLC Shares valued at $20 per share. If Liberty Media Group contributes such additional assets, Liberty Media Group has the right to elect to reduce the number of LLC Shares it is obligated to purchase for cash by an amount equal to 45% of the value of the assets contributed by Liberty Media Group. If Liberty Media Group exercises the option to contribute assets and thereby reduces its cash contribution amount, Universal will be required to purchase a number of additional LLC shares (valued at $20 per share) equal to the value of Liberty Media Group's asset contribution, less the amount by which Liberty Media Group's asset contribution is applied towards reducing Liberty Media Group's cash contribution. In addition, Universal may purchase an additional number of LLC shares (valued at $20 per share), equal to the value of Liberty Media Group's asset contribution which is not applied towards reducing Liberty Media Group's cash contribution. See note 4 to the accompanying combined financial statements of Liberty Media Group.

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:

                                                                                March 31,
                                                                                  1998
                                                                           ------------------
                                                                           amounts in thousands
         Total assets
             TINTA                                                         $         1,381,743
             TCI Telephony                                                             754,757
             UVSG                                                                      656,425
             NDTC                                                                      351,172
             @Home                                                                     153,897
             ETC                                                                        86,836
             WTCI                                                                       81,338
             Other                                                                     121,912
                                                                           -------------------
                                                                           $         3,588,080
                                                                           ===================

         Debt and capital lease obligations (1)
             TINTA                                                         $           390,037
             NDTC                                                                      154,427
             UVSG                                                                       25,373
             @Home                                                                      25,239
             Other                                                                      70,000
                                                                           -------------------
                                                                           $           665,076
                                                                           ===================

  --------------------

         (1) For additional information concerning the terms of TCI Ventures Group's debt, see note 12 to the accompanying combined financial statements of the TCI Ventures Group.

         The TCI Ventures Group's combined operating activities provided (used) cash of $(34.6 million) and $29.3 million during the three months ended March 31, 1998 and 1997, respectively. As discussed above, effective October 1, 1997, Cablevision's cash flows are no longer included in the TCI Ventures Group's combined statements of cash flows. Cablevision's operating activities provided cash of $5.2 million during the three months ended March 31, 1997. At March 31, 1998, @Home and UVSG held cash and cash equivalents of $21.0 million and $58.5 million, respectively. The cash balances of such entities are generally intended to be applied towards the respective liquidity requirements of such entities. It is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to the TCI Ventures Group.

         During the three months ended March 31, 1998 and 1997, cash used by TCI Ventures Group's investing activities aggregated $436,000 and $50.4 million, respectively. The 1998 amount includes cash proceeds of $78.1 million received upon the disposition of assets. Additionally, the 1998 and 1997 amounts include $55.2 million and $44.4 million, respectively, that were used by the TCI Ventures Group to fund investments in, and loans to, affiliates.
For additional information concerning the TCI Ventures Group's cash flows, see the combined statements of cash flows included in the accompanying combined financial statements of TCI Ventures Group.

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

         From inception through March 1998, the Sprint PCS partners have contributed approximately $4.2 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of approximately $1.3 billion). The remaining capital that Sprint PCS will require to fund the operation of the PCS systems and the commitments made to its affiliates will be substantial. The partners had agreed in forming Sprint PCS to contribute up to an aggregate of approximately $4.2 billion of equity thereto, from inception through fiscal 1999, subject to certain requirements. The TCI Ventures Group expects that the remaining approximately $150 million of such amount (of which TCI Telephony's share is approximately $45 million) will be contributed by the end of the second quarter of 1998 (although there can be no assurance that any additional capital will be contributed). The TCI Ventures Group expects that Sprint PCS will require additional equity thereafter.

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

         Historically, the TCI Ventures Group's combined operating activities have not provided sufficient funds to meet all of the TCI Ventures Group's capital requirements. The TCI Ventures Group's ability to obtain sufficient capital resources to make its expected additional capital contributions to the Sprint PCS Partnerships and other entities in which it has investments are limited. WTCI and NDTC are the only wholly-owned subsidiaries attributed to the TCI Ventures Group that are operating companies and such entities are currently the TCI Ventures Group's only source of cash provided by operating activities. As a result, the TCI Ventures Group has limited ability to generate funds internally to fund capital requirements and limited cash flow from operating activities to support external financings. The other operating companies attributed to the TCI Ventures Group have other investors, public or private, and the payment of dividends, or the making of loans or advances by any one of such TCI Ventures Group entities to any other of such TCI Ventures Group entities would be subject to various business considerations, as well as any legal restrictions, including pursuant to agreements among the investors. At March 31, 1998, TCI Ventures Group had the Ventures Intergroup Credit Facility with TCI Group which has a five-year term commencing on September 10, 1997 and which permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for- dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at March 31, 1998. Additionally, in March 1998, TCI Ventures Group entered into the Ventures Group Bank Facility with a term of one year which provides for aggregate borrowings of up to $400 million. At March 31, 1998, borrowings of $70.0 million were outstanding under the Ventures Group Bank Facility. If the available borrowings under the Ventures Group Bank Facility and the Ventures Intergroup Credit Facility are not sufficient to fund the TCI Ventures Group's capital requirements, no assurance can be given that the TCI Ventures Group will be able to obtain any required additional financing on terms acceptable to it, or at all. Additional capital could be raised for the TCI Ventures Group by, among other things, engaging in public offerings or private placements of TCI Ventures Group common stock or through issuance of debt securities or preferred equity securities attributed to the TCI Ventures Group. If TCI Ventures Group is unable to obtain sufficient financing from outside sources, the TCI Ventures Group may continue to be dependent upon funding from the TCI Group. The TCI Ventures Group's failure to meet its contractual and other capital requirements could have significant adverse consequences to a particular operating company or affiliate and to the TCI Ventures Group.

         TINTA's business strategy requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes may require substantial additional funds. Although TINTA has, at March 31, 1998, (i) $63 million due from TCI Ventures Group pursuant to an unsecured promissory note, (ii) a $200 million credit facility with the TCI Ventures Group and (iii) the ability to access any excess cash and borrowing availability from the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain debt financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because TINTA's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of TINTA's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         On April 15, 1998, it was announced that Telewest and General Cable had agreed to the terms of a proposed merger in which holders of General Cable will be offered 1.243 new Telewest shares and L.0.65 ($1.09) in cash for each share of General Cable. In addition, holders of General Cable ADSs (each representing five General Cable shares) will be offered 6.215 new Telewest shares and L.3.25 ($5.43) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of L.0.89 ($1.49) on April 14, 1998, the Merger Offer is valued at approximately L.649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of 261 million new Telewest shares at a price of L.0.925 ($1.55) per share. U S WEST, TINTA and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, U S WEST, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at March 31, 1998. In addition, it is anticipated that U S WEST, TINTA, Cox and SBC will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to (i) approval by the boards of directors of Telewest and General Cable, (ii) regulatory approval and (iii) other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         @Home is investing significantly in the development of its network infrastructure and hiring new personnel rapidly in anticipation of potential growth in its business, which is in a very early state of development. As of March 31, 1998 there were minimal subscribers to its @Home services. @Home believes that the net cash proceeds of approximately $100 million from its initial public offering on July 11, 1997, together with existing cash, cash equivalents and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. @Home may, however, require additional funds if its estimates of working capital and/or capital expenditure and/or lease financing requirements change or prove inaccurate or in order for @Home to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that @Home will require substantial additional funds to continue to fund its infrastructure investment, product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to @Home. If adequate funds are not available, or are not available on acceptable terms, @Home may not be able to continue its network implementation, to develop new products and services or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on @Home's business, operating results and financial condition.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of March 31, 1998. During the first quarter of 1998, @Home recorded a non-cash, non-recurring charge of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.

         During the period in which each of TCI, Cox, Comcast Corporation ("Comcast") and Cablevision Systems Corporation ("CSC") have agreed (subject to certain exceptions and limitations) to use @Home as its exclusive provider of high speed residential consumer Internet access services, a stockholders agreement among such parties and @Home provides that in the event the number of exclusive homes passed attributable to TCI decreases below 80% of the number of homes passed of TCI and its controlled affiliates as of June 1996, then TCI will be required to offer to sell a proportionate amount of its equity in @Home to certain other stockholders of @Home at fair market value. Since June 1996, TCI has sold or transferred certain cable systems that reduce TCI's number of base homes passed. In addition, TCI has announced the proposed sale or transfer of additional cable systems that would further reduce TCI's number of base homes passed. In the event that such cable systems continue to be exclusive to @Home, such cable systems and their homes passed would continue to be included in TCI's homes passed for purposes of determining whether or not TCI is obligated to offer a portion of its equity interest in @Home to Cox, Comcast and CSC, even though such cable systems are no longer owned or controlled by TCI. If TCI does not require that such cable systems remain exclusive to @Home, the TCI Ventures Group could be required to sell shares to Cox, Comcast, CSC and certain other stockholders of @Home, at fair market value. There can be no assurance that, if the TCI Ventures Group is required to sell shares of @Home, the price paid to the TCI Ventures Group would represent adequate consideration to the TCI Ventures Group because such fair market value may not adequately reflect the TCI Ventures Group's expectation of the long term value of such investments in @Home. In addition to the exceptions to the general exclusivity obligations, Cox and Comcast have the right to terminate the exclusivity provisions with respect to TCI, Cox, Comcast and CSC in the event TCI does not attain certain customer penetration levels for the @Home service relative to the customer penetration levels of Cox and Comcast, as of June 4, 1999, and each anniversary thereafter until 2002. Such termination could have a material adverse effect on @Home and the value of the TCI Ventures Group's interest in @Home.

         In addition, although TCI, Cox, Comcast and CSC are subject to certain exclusivity obligations to carry @Home's residential consumer Internet service over their cable systems, such exclusivity obligations are subject to a number of exceptions which allow them to compete with @Home in certain circumstances.

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of March 31, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         In April 1997, (i) Flextech and BBC Worldwide formed the BBC Joint Ventures. Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and is obligated to provide the Principal Joint Venture with a primary credit facility of L.88 million ($147 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($50 million). Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($17 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture.

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

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Brazil, Mexico, and various Central and South American countries. Through March 31, 1998, TINTA had contributed $26.5 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures. In addition, as of March 31, 1998, TINTA had guaranteed $16.8 million of the DTH Ventures' financial obligations.

         As of March 31, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million. It is anticipated that Liberty Media Group's portion of such cash contributions to Torneos will be repaid to TINTA in cash or other economic consideration to be determined at some future date.

         TINTA has guaranteed notes payable and other obligations of certain of the TCI Ventures Group's affiliates. At March 31, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations was approximately $98 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. TINTA also has guaranteed the obligation of The Premium Movie Partnership to pay fees for the license to exhibit certain films through the year 2000. If TINTA were to fail to fulfill its obligations under the guarantees, the beneficiaries have the right to demand an aggregate payment of approximately $42 million at March 31, 1998. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Ventures Group paid $76 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 13 to the accompanying combined financial statements of TCI Ventures Group.

         During the fourth quarter of 1997, TCI entered into the Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market or value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases to equity. As of March 31, 1998, the Equity Swap Facility has acquired 2,089,480 shares of TCI Group Series A Stock and 513,500 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $10 million less than the fair value of such Equity Swap Shares at March 31, 1998.

         The board of directors of UVSG has authorized UVSG to repurchase from time to time up to an aggregate of 1,000,000 shares of UVSG's Class A common stock. During the first quarter of 1998, UVSG repurchased 188,000 shares of stock for a total of $6.7 million.

         Effective February 1, 1998, Turner-Vision contributed the assets, obligations and operations of its retail C- band satellite business to Superstar/Netlink in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, both UVSG's and Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. UVSG recognized a gain of $14.7 million (before deducting deferred income tax expense of $5.9 million) in connection with such dilution. See note 6 to the accompanying combined financial statements of TCI Ventures Group.

         In April 1998, the Superstar/Netlink Owners announced an agreement in principal with PRIMESTAR for the sale of Superstar/Netlink. The Superstar/Netlink Owners have agreed to an aggregate sales price of approximately $480 million based on the delivery 1.2 million C-band subscribers at the close of the transaction. The consideration paid will be in the form of approximately $430 million in new convertible preferred stock of PRIMESTAR and approximately $50 million in assumed programming liabilities. The preferred stock will be convertible into approximately 44.8 million shares of PRIMESTAR Class A common stock. Such preferred stock will also bear a 6% cumulative dividend, payable in cash, shares of PRIMESTAR Class A common stock or, under certain circumstances, shares of TCI Satellite Entertainment, Inc. Series A common stock, as PRIMESTAR shall elect. Consummation of the agreement is subject to certain conditions, including receipt of applicable regulatory approvals. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted under the name Netlink International in exchange for 6.4 million shares of UVSG's common stock. Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the PRIMESTAR Transaction and Liberty Media Group's Netlink International businesses for 6.4 million shares of UVSG Class B common stock. The Netlink International businesses are being operated by Liberty Media Group for the benefit of UVSG from April 1, 1998 to the closing of the sale thereof. Consummation of the transaction between Liberty Media Group and UVSG is subject to the signing of a definitive agreement following receipt by UVSG of a satisfactory fairness opinion, UVSG stockholder approval and certain regulatory approvals. No assurance can be given that such transaction will be consummated.

         A subsidiary of TCI that is a member of TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $49.5 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $175.8 million) has been reflected as an addition to TCI Ventures Group's combined equity.

         On January 12, 1998, TCI acquired from a minority shareholder of UVSG
12.4 million shares of UVSG Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%. In connection with such transaction, during the first quarter of 1998, TCI Ventures Group recorded a $154.2 million increase to intangible assets, a $23.5 million decrease to minority interest in equity of attributed subsidiaries and a $177.7 million increase to combined equity.

         On January 16, 1998, TINTA sold its interest in TeleCable Nacional, CXA for cash proceeds of $10 million and TCI Ventures Group sold its interest in Acclaim Entertainment, Inc. in February 1998 for cash proceeds of approximately $17 million.

         On February 12, 1998, the TCI Ventures Group sold its (i) 40% interest in NHT Partnership, (ii) 50% interest in Louisville Lightwave and (iii) 79% interest in New Jersey Fiber Technologies, L.P. for aggregate cash proceeds of $44.1 million.

         TCI and the other partners of KC Fiber have signed an agreement to sell the assets of KC Fiber to TCG for cash proceeds of $55 million. The TCI Ventures Group holds a 50% interest in KC Fiber and the remaining 50% is held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. The sale of KC Fiber is subject to certain regulatory and other conditions, and there is no assurance that it will be consummated. If consummated, TCI Ventures Group share of such proceeds will be approximately $20 million.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per set-top device. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set- top devices.

         Also in December 1997, NDTC entered into the GI MOU which contemplates the sale to GI of certain of the assets of NDTC's set-top authorization business, the license of certain related technology to GI, and an additional cash payment in exchange for approximately 21.4 million shares of stock of GI. In connection therewith, NDTC would also enter into a service agreement pursuant to which it will provide certain services to GI's set-top authorization business. The transaction is subject to the signing of definitive agreements; accordingly, there can be no assurance that it will be consummated.

         NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, the transactions related to the GI MOU are not consummated or if GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On September 23, 1997, TCI announced that it and ETC entered into a letter of intent with Knowledge Universe. The letter of intent contemplates that TCI, through ETC, will become a partner of Knowledge Universe in a new venture into which Knowledge Universe would make a substantial investment and ETC would contribute a significant portion of its assets. As a result, Knowledge Universe would be the majority owner of the new venture, with ETC retaining a significant minority interest. There can be no assurance that the proposed transaction with Knowledge Universe will ultimately be consummated or that the terms of the proposed transaction will not be substantially modified.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

       There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1998 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

       As previously reported, on August 12, 1997, an action captioned IMedia Corporation v. Western Tele-Communications, Inc. was filed in the United States District Court for the Northern District of California, Case No. C 97-2960 CAL, Plaintiff IMedia Corporation ("IMedia") filed suit against Western Tele-Communications, Inc. ("WTCI"), a subsidiary of TCI. This matter has been stayed until July 29, 1998 to permit IMedia to engage new legal counsel to substitute for its original attorneys, who have been disqualified.

       As previously reported, during August 1996, five putative class action complaints were filed with the Delaware Court of Chancery in C.A. Nos. 15179, 15187, 15188, 15189 and 15195 by stockholders of Home Shopping Network, Inc. ("HSN"). This case was dismissed in April of 1998 without prejudice and will not be reported on in the future.

       As previously reported, on February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey. This case was settled in April of 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

       As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The partnership's motion for judgment on the pleadings was denied with respect to plaintiffs' remaining claims. The trial court certified its rulings for an immediate appeal, which was filed by plaintiffs and will take from 12 to 18 months for a decision from the appellate court. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.
                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.


Item 1. Legal Proceedings (continued).

       As previously reported, in September 1997, five substantially similar purported class action complaints were filed by stockholders of BET Holdings, Inc. ("BET") in the Court of Chancery of the State of Delaware under the captions Herbert Behrens v. Robert L. Johnson, et al., C.A. No. 15921; Harbor Finance Partners v. Peter Barton, et al., C.A. No. 15923; Alan Friedman v. Robert L. Johnson, et al., C.A. No. 15924; Tiger Options, L.L.C. v. Robert L. Johnson, et al., C.A. No. 15936 and Jerome Ramos v. Robert L. Johnson, et al., C.A. No. 15941. Subsequently, on October 14, 1997, an Order of Consolidation was entered consolidating these actions under the caption In re BET Holdings, Inc. Shareholders Litigation, C.A. No. 15921 (the "Consolidated Action"). In the designated complaint in the Consolidated Action, the named defendants are: Robert L. Johnson, John C. Malone, Peter R. Barton, Delano E. Lewis, Sheila Crump Johnson, Herbert P. Wilkins, Denzel Washington, TCI, Liberty Media Corporation, and BET. The Consolidated Action focuses on the announcement of an offer by TCI, Liberty and Robert L. Johnson, the Chief Executive Officer of BET (collectively, the "Acquisition Group") to purchase all outstanding shares of BET for $48 per share, alleging that the proposed $48 per share price was inadequate and that the transaction contemplated by the offer would constitute a breach of fiduciary duty by the directors of BET. In March 1998, BET accepted a $63 per share merger proposal from the Acquisition Group. At that time, the parties to the contractual action agreed to a settlement in principle which is subject to final negotiation and execution of settlement documents, confirmatory discovery, court approval and other matters. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

Item 2. Change in Securities.

       On December 31, 1997, TCI issued 70,575 shares of Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group") and 70,575 shares of Convertible Preferred Stock, Series C-Liberty Media Group ("Series C-Liberty Group") in exchange for 70,575 shares of its Convertible Preferred Stock, Series C (which represented all of the issued and outstanding shares of such series of preferred stock). TCI issued the equity securities described in the preceding sentence in reliance on the exemption from the registration requirements of the Act provided by
       Section 3(a)(9) thereof. TCI believes that such exemption from registration is available because (i) shares of Series C-TCI Group and Series C-Liberty Group were issued by TCI to existing security holders exclusively in exchange for shares of TCI's Convertible Preferred Stock, Series C and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. As of December 31, 1997 (as adjusted for a stock dividend issued with respect to Liberty Group Series A Stock on February 6, 1998), subject to antidilution adjustments, (i) each share of Series C-TCI Group is convertible, at the option of the holder, into 132.86 shares of TCI Group Series A Stock and
       (ii) each share of Series C-Liberty Group is convertible, at the option of the holder, into 37.5 shares of Liberty Group Series A Stock, and, upon conversion of shares of Series C-Liberty Group, each holder of Series C-Liberty Group is entitled to receive an additional share of Liberty Group Series A Stock for every two such shares issued upon such conversion.

                           TELE-COMMUNICATIONS, INC.


Item 2. Change in Securities (continued)

       On January 6, 1998, TCI issued 1,408,636 shares of TCI Group Series A Stock and 668,277 shares of TCI Group Series B Stock in connection with the settlement (the "Liberty Settlement") of the consolidated legal actions entitled In re: Liberty Media Corporation Shareholder Litigation, Consolidated Civil Action No. 13168, in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court"). Of such securities issued in connection with the Liberty Settlement, (i) 1,177,071 shares of TCI Group Series A Stock were issued on a pro rata basis to persons who were the owners of the Class A Common Stock of Liberty Media Corporation at the close of business on August 4, 1994, (ii) 668,202 shares of TCI Group Series B Stock were issued on a pro rata basis to persons who were the owners of the Class B Common Stock of Liberty Media Corporation at the close of business on August 4, 1994, and (iii) 231,565 shares of TCI Group Series A Stock and 75 shares of TCI Group Series B Stock were issued to counsel for the plaintiffs in the aforementioned action in payment of attorney's fees. TCI issued the equity securities described in this paragraph pursuant to the exemption from the registration requirements of the Act provided by Section 3(a)(10) thereof. TCI believes that such exemption from registration is available because the equity securities described in this paragraph were issued pursuant to an order of the Court, the terms and conditions of which were approved by the Court after a hearing upon the fairness thereof at which all persons to whom such securities were proposed to be issued had the right to appear.

       TCI issued 1,461,460 shares of TCI Group Series A Stock on January 9, 1998 and 857,611 shares of TCI Group Series A Stock on January 22, 1998 to certain holders of shares of Series C-TCI Group upon the conversion, and pursuant to the terms, thereof. TCI issued the equity securities described in this paragraph in reliance on the exemption from the registration requirements of the Act provided by Section 3(a)(9) thereof. TCI believes that such exemption from registration is available because (i) shares of TCI Group Series A Stock were issued by TCI to existing security holders exclusively in exchange for shares of Series C-TCI Group and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

       On January 12, 1998, TCI issued 12,688,812 shares of TCI Ventures Group Series A Stock and 7,336,744 shares of Liberty Group Series A Stock to a minority shareholder of UVSG, in exchange for 12.4 million shares of UVSG Series A Common Stock. As a result of such transaction, TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. As a result of such transaction, TCI's collective voting power in UVSG increased to 93%. TCI issued the equity securities described in this paragraph pursuant to the private placement exemption from the registration requirements of the Act provided by
       Section 4(2) thereof.

                           TELE-COMMUNICATIONS, INC.


Item 2. Change in Securities (continued)

       On February 9, 1998, TCI issued to the Magness Estate 10,017,145 shares of TCI Group Series B Stock and 12,034,298 shares of TCI Ventures Group Series B Stock in connection with the Magness Settlement. Such issuance of stock was intended to be a partial recision of earlier transactions involving TCI and the Magness Estate. Also on February 9, 1998 and in connection with the Magness Settlement, TCI issued 1,339,415 shares of TCI Group Series B Stock and 1,531,834 shares of TCI Ventures Group Series B Stock to the Estate of Betsy Magness (the first wife of Bob Magness) in exchange for an equivalent number of shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock, respectively. TCI issued the equity securities described in this paragraph pursuant to the private placement exemption from the registration requirements of the Act provided by Section 4(2) thereof.

       On March 18, 1998, TCI contributed $12,097,963 in cash and issued 1,242,965 shares of TCI Group Series A Stock to Knight-Ridder Cablevision, Inc. in exchange for a 50% partnership interest in TKR Cable Partners. Prior to such transaction TCI owned the other 50% partnership interest in TKR Cable Partners. TCI issued the equity securities described in this paragraph pursuant to the private placement exemption from the registration requirements of the Act provided by
       Section 4(2) thereof.

                           TELE-COMMUNICATIONS, INC.


Item 6. Exhibit and Reports on Form 8-K.

       (a)    Exhibit -

              (27)   Tele-Communications, Inc. Financial Data Schedule

       (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

                       Date of                  Items
                       Report                  Reported                Financial Statements Filed
                       -------                 --------                --------------------------
              February 25, 1998                 Item 5                           None.

              March 6, 1998                 Items 2 and 7        Cablevision Systems Corporation
                                                                    Three and nine months ended
                                                                    September 30, 1997 (unaudited)
                                                                    Years ended December 31, 1996,
                                                                        1995 and 1994

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TELE-COMMUNICATIONS, INC.




Date:     May 13, 1998               By:    /s/ Leo J. Hindery, Jr.
                                           -------------------------------------
                                                Leo J. Hindery, Jr.
                                                  President and Chief
                                                    Operating Officer




Date:     May 13, 1998               By:    /s/ Stephen M. Brett
                                           -------------------------------------
                                                Stephen M. Brett
                                                  Executive Vice President,
                                                   General Counsel and Secretary



Date:     May 13, 1998               By:    /s/ Bernard W. Schotters
                                           -------------------------------------
                                                Bernard W. Schotters
                                                 Senior Vice President
                                                  (Principal Financial Officer)




Date:     May 13, 1998               By:    /s/ Gary K. Bracken
                                           -------------------------------------
                                                Gary K. Bracken
                                                 Executive Vice President and
                                                  Controller of
                                                  TCI Communications, Inc.
                                                  (Principal Accounting
                                                    Officer)

                                 EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


           (27)    Tele-Communications, Inc. Financial Data Schedule