Form 10-Q
period 1998-06-30
TELE COMMUNICATIONS INC /CO/
filed 1998-08-14
CIK 925692

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries) as of July 31, 1998, was:

Tele-Communications, Inc. Series A TCI Group common stock - 473,411,579 shares,

Tele-Communications, Inc. Series B TCI Group common stock - 49,932,623 shares,

             Tele-Communications, Inc. Series A Liberty Media Group
                       common stock - 326,005,365 shares,

      Tele-Communications, Inc. Series B Liberty Media Group common stock
                              - 31,699,575 shares,

       Tele-Communications, Inc. Series A TCI Ventures Group common stock
                              - 376,964,436 shares,
                                       and

       Tele-Communications, Inc. Series B TCI Ventures Group common stock
                              - 45,433,352 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                        June 30,       December 31,
                                                                          1998             1997
                                                                      ------------     ------------
Assets                                                                     amounts in millions

Cash and cash equivalents                                             $        295              244

Restricted cash (note 4)                                                       314               40

Trade and other receivables, net                                               578              529

Prepaid program rights                                                         120              104

Committed program rights                                                       132              115

Investments in affiliates, accounted for under the equity method,
    and related receivables (note 5)                                         4,455            3,063

Investment in Time Warner, Inc. ("Time Warner") (note 6)                     4,899            3,555

Property and equipment, at cost:
    Land                                                                        70               96
    Distribution systems                                                     9,854           10,784
    Support equipment and buildings                                          1,741            1,558
                                                                      ------------     ------------
                                                                            11,665           12,438
    Less accumulated depreciation                                            4,789            4,759
                                                                      ------------     ------------
                                                                             6,876            7,679
                                                                      ------------     ------------

Franchise costs                                                             16,083           17,910
    Less accumulated amortization                                            2,645            2,763
                                                                      ------------     ------------
                                                                            13,438           15,147
                                                                      ------------     ------------

Other assets, net of amortization                                            2,170            1,837
                                                                      ------------     ------------

                                                                      $     33,277           32,313
                                                                      ============     ============


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    1998              1997
                                                                                ------------      ------------
Liabilities and Stockholders' Equity                                                  amounts in millions
Accounts payable                                                                $        121               169

Accrued interest                                                                         256               258

Accrued programming expense                                                              442               399

Other accrued expenses                                                                   988               997

Deferred option premium (note 6)                                                          --               306

Debt (note 8)                                                                         14,422            15,250

Deferred income taxes                                                                  6,934             6,104

Other liabilities                                                                      1,061               664
                                                                                ------------      ------------

    Total liabilities                                                                 24,224            24,147
                                                                                ------------      ------------

Minority interests in equity of consolidated subsidiaries                              1,399             1,565

Redeemable securities:
    Preferred stock (note 9)                                                             299               655
    Common stock                                                                          37                 5

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt
    securities of TCI Communications, Inc.  ("TCIC")(note 10)                          1,500             1,500

Stockholders' equity (note 11):
    Series Preferred Stock, $.01 par value                                                --                --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
       Stock, $.01 par value                                                              --                --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
          610,489,561 shares in 1998 and 605,616,143 shares in 1997                      610               606
       Series B TCI Group. Authorized 150,000,000 shares; issued
          73,942,428 shares in 1998 and 78,203,044 shares in 1997                         74                78
       Series A Liberty Media Group.  Authorized 750,000,000 shares;
          issued 357,740,005 shares in 1998 and 344,962,521 shares in 1997               358               345
       Series B Liberty Media Group.  Authorized 75,000,000 shares;
          issued 35,245,018 shares in 1998 and 35,180,385 shares in 1997                  35                35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;
          issued 377,092,104 shares in 1998 and 377,386,032 shares in 1997               377               377
       Series B TCI Ventures Group. Authorized 75,000,000 shares;
          issued 45,799,330 shares in 1998 and 32,532,800 shares in 1997                  46                33
    Additional paid-in capital                                                         5,271             5,063
    Accumulated other comprehensive earnings, net of taxes (note 1)                    1,630               772
    Accumulated deficit                                                                 (852)             (877)
                                                                                ------------      ------------
                                                                                       7,549             6,432
    Treasury stock and common stock held by subsidiaries, at cost (note 11)           (1,731)           (1,991)
                                                                                ------------      ------------

          Total stockholders' equity                                                   5,818             4,441
                                                                                ------------      ------------
Commitments and contingencies (notes 2, 5, 7 and 14)
                                                                                $     33,277            32,313
                                                                                ============      ============


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                     Three months ended         Six months ended
                                                                                           June 30,                  June 30,
                                                                                     --------------------      --------------------
                                                                                       1998        1997         1998         1997
                                                                                     -------      -------      -------      -------
                                                                                                  amounts in millions,
                                                                                                except per share amounts
Revenue                                                                              $ 1,813        1,882        3,685        3,703

Operating costs and expenses:
   Operating                                                                             685          731        1,423        1,421
   Selling, general and administrative                                                   462          435          890          828
   Stock compensation                                                                    183           56          412           71
   Cost of distribution agreements (note 13)                                              --           --           83           --
   Depreciation and amortization                                                         420          407          843          781
                                                                                     -------      -------      -------      -------
                                                                                       1,750        1,629        3,651        3,101
                                                                                     -------      -------      -------      -------

         Operating income                                                                 63          253           34          602

Other income (expense):
   Interest expense                                                                     (251)        (294)        (536)        (583)
   Interest and dividend income                                                           18           18           39           39
   Share of losses of affiliates, net (note 5)                                          (351)        (182)        (589)        (338)
   Loss on early extinguishment of debt (note 8)                                         (22)         (11)         (38)         (11)
   Minority interests in earnings of consolidated subsidiaries, net
      (note 10)                                                                          (43)         (56)         (29)         (94)
   Gain on issuance of equity interest by subsidiary (note 7)                             --           21           38           21
   Gain on issuance of stock by equity investee (note 5)                                 201           --          201           --
   Gain on disposition of assets (notes 6 and 7)                                          36           43        1,099           62
   Other, net                                                                            (19)          (4)         (29)          (6)
                                                                                     -------      -------      -------      -------
                                                                                        (431)        (465)         156         (910)
                                                                                     -------      -------      -------      -------

      Earnings (loss) before income taxes                                               (368)        (212)         190         (308)

Income tax benefit (expense)                                                              75           58         (165)          96
                                                                                     -------      -------      -------      -------

      Net earnings (loss)                                                               (293)        (154)          25         (212)

Dividend requirements on preferred stocks                                                 (2)         (11)         (13)         (21)
                                                                                     -------      -------      -------      -------

      Net earnings (loss) attributable to common stockholders                        $  (295)        (165)          12         (233)
                                                                                     =======      =======      =======      =======

Net earnings (loss) attributable to common stockholders:
   TCI Group Series A and Series B common stock                                      $  (144)        (171)          83         (255)
   Liberty Media Group Series A and Series B common stock                                (65)           6          238           22
   TCI Ventures Group Series A and Series B common stock                                 (86)          --         (309)          --
                                                                                     -------      -------      -------      -------

                                                                                     $  (295)        (165)          12         (233)
                                                                                     =======      =======      =======      =======
Basic earnings (loss) attributable to common stockholders per common share (note 3):
     TCI Group Series A and Series B common stock                                    $  (.28)        (.25)         .16         (.38)
                                                                                     =======      =======      =======      =======
     Liberty Media Group Series A and Series B common stock                          $  (.18)         .02          .67          .06
                                                                                     =======      =======      =======      =======
     TCI Ventures Group Series A and Series B common stock                           $  (.20)          --         (.73)          --
                                                                                     =======      =======      =======      =======

Diluted earnings (loss) attributable to common stockholders per common and potential common share (note 3):
     TCI Group Series A and Series B common stock                                    $  (.28)        (.25)         .15         (.38)
                                                                                     =======      =======      =======      =======
     Liberty Media Group Series A and Series B common stock                          $  (.18)         .02          .61          .05
                                                                                     =======      =======      =======      =======
     TCI Ventures Group Series A and Series B common stock                           $  (.20)          --         (.73)          --
                                                                                     =======      =======      =======      =======

Comprehensive earnings (loss) (note 1)                                               $   215         (127)         883         (210)
                                                                                     =======      =======      =======      =======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1998
                                   (unaudited)



                                                                                          Common Stock
                                                                  --------------------------------------------------------------
                                                        Class B         TCI Group       Liberty Media Group   TCI Ventures Group
                                                       Preferred  -------------------   ------------------   -------------------
                                                        Stock      Series A  Series B   Series A  Series B   Series A   Series B
                                                       --------   --------   --------   --------  --------   --------   --------
                                                                                  amounts in millions
Balance at January 1, 1998                             $     --        606         78        345        35        377         33

    Net earnings                                             --         --         --         --        --         --         --
    Exchange of common stock in connection with
      the Magness Settlement (note 12)                       --         --         11         --        --         --         13
    Issuance of common stock in connection with
      settlement of litigation                               --          1          1         --        --         --         --
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                              --         --         --         --        --         --         --
    Premium received in connection with put
      obligation                                             --         --         --         --        --         --         --
    Issuance of common stock for acquisitions
      (note 7)                                               --          1         --          7        --         13         --
    Repurchase of common stock to be held in
      treasury                                               --         --         --         --        --         --         --
    Repurchase and retirement of common stock                --         --         --         --        --         --         --
    Retirement of common stock held in treasury              --        (12)       (16)        --        --        (13)        --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)             --         --         --         --        --         --         --
    Issuance of common stock upon conversion of
      notes and preferred stock (notes
      8 and 9)                                               --         14         --          6        --         --         --
    Payment of call premiums (note 12)                       --         --         --         --        --         --         --
    Recognition of fees related to Exchange
      (note 12)                                              --         --         --         --        --         --         --
    Reimbursement of fees related to Exchange
      (note 12)                                              --         --         --         --        --         --         --
    Accreted dividends on all classes of
      preferred stock                                        --         --         --         --        --         --         --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                --         --         --         --        --         --         --
    Payment of preferred stock dividends                     --         --         --         --        --         --         --
    Foreign currency translation adjustment                  --         --         --         --        --         --         --
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                                  --         --         --         --        --         --         --
                                                       --------   --------   --------   --------  --------   --------   --------

Balance at June 30, 1998                               $     --        610         74        358        35        377         46
                                                       ========   ========   ========   ========  ========   ========   ========


                                                                                                  Treasury
                                                                                                  stock and
                                                                                                   common
                                                                      Accumulated                   stock
                                                           Additional   other                       held by           Total
                                                            paid-in  comprehensive  Accumulated   subsidiaries,   stockholders'
                                                            capital    earnings       deficit       at cost           equity
                                                            --------   --------       --------      --------         --------
                                                                                      amounts in millions
Balance at January 1, 1998                                     5,063        772            (877)    (1,991)           4,441

    Net earnings                                                  --         --              25         --               25
    Exchange of common stock in connection with
      the Magness Settlement (note 12)                           509         --              --       (533)              --
    Issuance of common stock in connection with
      settlement of litigation                                    48         --              --         (3)              47
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                                  (32)        --              --         --              (32)
    Premium received in connection with put
      obligation                                                   3         --              --         --                3
    Issuance of common stock for acquisitions
      (note 7)                                                   353         --              --         --              374
    Repurchase of common stock to be held in
      treasury                                                    --         --              --         (5)              (5)
    Repurchase and retirement of common stock                     (8)        --              --         --               (8)
    Retirement of common stock held in treasury                 (760)        --              --        801               --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)                  67         --              --         --               67
    Issuance of common stock upon conversion of
      notes and preferred stock (notes
      8 and 9)                                                   329         --              --         --              349
    Payment of call premiums (note 12)                          (274)        --              --         --             (274)
    Recognition of fees related to Exchange
      (note 12)                                                  (20)        --              --         --              (20)
    Reimbursement of fees related to Exchange
      (note 12)                                                   11         --              --         --               11
    Accreted dividends on all classes of
      preferred stock                                            (13)        --              --         --              (13)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                      5         --              --         --                5
    Payment of preferred stock dividends                         (10)        --              --         --              (10)
    Foreign currency translation adjustment                       --         (3)             --         --               (3)
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                                       --        861              --         --              861
                                                            --------   --------        --------   --------         --------

Balance at June 30, 1998                                       5,271      1,630            (852)    (1,731)           5,818
                                                            ========   ========        ========   ========         ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                Six months ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                               1998           1997
                                                                           ------------   ------------
                                                                                amounts in millions
                                                                                   (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                     $         25           (212)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                               843            781
        Cost of distribution agreements                                              83             --
        Stock compensation                                                          412             71
        Payments of obligation relating to stock compensation                      (136)           (14)
        Share of losses of affiliates, net                                          589            338
        Loss on early extinguishment of debt                                         38             11
        Minority interests in earnings of consolidated subsidiaries, net             29             94
        Gain on issuance of equity interest by subsidiary                           (38)           (21)
        Gain on issuance of stock by equity investee                               (201)            --
        Gain on disposition of assets                                            (1,099)           (62)
        Deferred income tax expense (benefit)                                       122           (147)
        Payments of restructuring charges                                            (5)           (19)
        Other noncash credits                                                        (1)            --
        Changes in operating assets and liabilities, net of
          the effect of acquisitions:
             Change in receivables                                                  (40)          (125)
             Change in prepaids                                                     (33)           (92)
             Change in other accruals and payables                                  (46)           162
                                                                           ------------   ------------

                Net cash provided by operating activities                           542            765
                                                                           ------------   ------------

Cash flows from investing activities:
   Cash paid for acquisitions                                                       (72)          (206)
   Capital expended for property and equipment                                     (560)          (215)
   Investments in and loans to affiliates                                          (788)          (184)
   Collections of loans to affiliates                                               952             72
   Proceeds from disposition of assets                                              643            193
   Change in restricted cash                                                       (274)           (13)
   Cash received in exchanges                                                        --             15
   Other investing activities                                                       (10)           (14)
                                                                           ------------   ------------

               Net cash used in investing activities                               (109)          (352)
                                                                           ------------   ------------

Cash flows from financing activities:
   Borrowings of debt                                                             2,966          1,238
   Repayments of debt                                                            (2,895)        (2,030)
   Prepayment penalties                                                             (34)            (7)
   Repurchase of common stock to be held in treasury                                 (5)           (13)
   Repurchase and retirement of common stock                                         (8)            --
   Repurchase of subsidiary common stock                                             (7)           (42)
   Payment of preferred stock dividends                                             (23)           (23)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (95)           (85)
   Payment of call premiums                                                        (274)            --
   Proceeds from issuance of subsidiary preferred stock                              --             48
   Proceeds from issuance of Trust Preferred Securities                              --            490
   Other financing activities                                                        (7)            10
                                                                           ------------   ------------

               Net cash used in financing activities                               (382)          (414)
                                                                           ------------   ------------

               Net increase (decrease) in cash and cash equivalents                  51             (1)

               Cash and cash equivalents at beginning of period                     244            355
                                                                           ------------   ------------

               Cash and cash equivalents at end of period                  $        295            354
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (unaudited)


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

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in stockholders' equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive earnings in the Company's consolidated statements of operations, and are included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statement of stockholders' equity.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Stock, respectively, are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group, respectively.

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

         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group or TCI Ventures Group resulting from an equity contribution by the TCI Group to Liberty Media Group or TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group or TCI Ventures Group to TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock, or the TCI Ventures Group Series A Stock, respectively, as of the date of such transfer, such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is TCI Ventures Group or Liberty Media Group "Inter-Group Interest Fraction" and the denominator of which is the TCI Ventures Group or the Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and Italy Merger Corp., an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

         In the Merger, (i) TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock will remain outstanding, (ii) TCI's Convertible Preferred Stock, Series C-TCI Group will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (132.86 shares per preferred share), (iii) TCI's Convertible Preferred Stock Series C-Liberty Media Group will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (56.25 shares per preferred share), (iv) TCI's Redeemable Convertible TCI Group Preferred Stock, Series G will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (1.19 shares per preferred share) and (v) TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (0.590625 of a share per preferred share).


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." The Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently held by TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") held by TCI Ventures Group and the assets and business of the National Digital Television Center, Inc. ("NDTC")) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement due to the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.

(3)      Earnings (Loss) Per Common and Potential Common Share

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(a)      TCI Group Stock

         The basic earnings (loss) attributable to TCI Group common stockholders per common share for the three months and six months ended June 30, 1998 and 1997 was computed by dividing net earnings (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

         The diluted earnings attributable to TCI Group common stockholders per common share for the six months ended June 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the six months ended June 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), preferred stock of subsidiaries, convertible notes payable, stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group Stock issuable upon exercise of the Malone Right (as defined in note 12), and issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock") and associated dividend payments for the six months ended June 30, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common shareholders per common share as such potential common shares are antidilutive for the six months ended June 30, 1998.

         The diluted loss attributable to TCI Group common stockholders per common share for the three months ended June 30, 1998 and the three months and six months ended June 30, 1997 was computed by dividing net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. As a result of the TCI Ventures Exchange, the earnings (loss) per share information of TCI Group for the three and six months ended June 30, 1997 was restated to exclude those assets and related liabilities, which prior to being attributed to TCI Ventures Group in connection with the issuance of the TCI Ventures Group Stock, had been attributed to TCI Group.

         No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                             Three months ended June 30, Six months ended June 30,
                                             --------------------------- -------------------------
                                                   1998         1997         1998        1997
                                               ----------   ----------   ----------  ----------
                                                amounts in millions, except per share amounts
Basic EPS:
  Earnings (loss) attributable to
    common stockholders                        $     (144)        (171)          83        (255)
                                               ==========   ==========   ==========  ==========
  Weighted average common shares                      523          683          520         680
                                               ==========   ==========   ==========  ==========
  Basic earnings (loss) per share
    attributable to common
    stockholders                               $     (.28)        (.25)         .16        (.38)
                                               ==========   ==========   ==========  ==========

Diluted EPS:
  Earnings (loss) attributable to
    common stockholders                        $     (144)        (171)          83        (255)
  Add preferred dividend
    requirements                                       --           --            6          --
  Add interest expense                                 --           --            1          --
                                               ----------   ----------   ----------  ----------
  Adjusted earnings (loss)
    attributable to common
    stockholders assuming
    conversion of preferred
    shares and notes payable                   $     (144)        (171)          90        (255)
                                               ==========   ==========   ==========  ==========

  Weighted average common shares                      523          683          520         680
                                               ----------   ----------   ----------  ----------
  Add dilutive potential common
    shares:
    Employee and director
      options and other
      performance awards                               --           --            9          --
    Malone Right                                       --           --           --          --
    Convertible notes payable                          --           --           24          --
    Series C-TCI Group
      Preferred Stock                                  --           --            7          --
    Series D Preferred Stock                           --           --           --          --
    Series G Preferred Stock                           --           --            8          --
    Preferred stock of
      subsidiaries                                     --           --           45          --
                                               ----------   ----------   ----------  ----------
        Dilutive potential
          common shares                                --           --           93          --
                                               ----------   ----------   ----------  ----------
  Diluted weighted average common
    shares                                            523          683          613         680
                                               ==========   ==========   ==========  ==========
  Diluted earnings (loss) per
    share attributable to
    common stockholders                        $     (.28)        (.25)         .15        (.38)
                                               ==========   ==========   ==========  ==========



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(b)      Liberty Group Stock

         The basic earnings (loss) attributable to Liberty Media Group common stockholders per common share for the three months and six months ended June 30, 1998 and 1997 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

         The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the six months ended June 30, 1998 and the three months and six months ended June 30, 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-Liberty Media Group ("Series C-Liberty Media Group Preferred Stock"), the Series D Preferred Stock, the Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock"), convertible notes payable, stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

         The diluted loss attributable to Liberty Media Group common stockholders per common share for the three months ended June 30, 1998 was computed by dividing the net loss attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:

                                               Three months ended June 30,    Six months ended June 30,
                                               ---------------------------  --------------------------
                                                   1998           1997          1998          1997
                                               ------------   ------------  ------------  ------------
                                                   amounts in millions, except per share amounts
Basic EPS:
   Earnings (loss) attributable to
        common stockholders                    $        (65)             6           239            22
                                               ============   ============  ============  ============
   Weighted average common shares                       358            375           356           374
                                               ============   ============  ============  ============
   Basic earnings (loss) per share
        attributable to common
        stockholders                           $       (.18)           .02           .67           .06
                                               ============   ============  ============  ============

Diluted EPS:
   Earnings (loss) attributable to
        common stockholders                    $        (65)             6           239            22
                                               ============   ============  ============  ============
   Weighted average common shares                       358            375           356           374
                                               ------------   ------------  ------------  ------------
   Add dilutive potential common
        shares:
        Employee and director
           options                                       --              2             8             3
        Convertible notes payable                        --             20            19            20
        Series C-Liberty Media
           Group Preferred Stock                         --              4             4             4
        Series D Preferred Stock                         --              6            --             6
        Series H Preferred Stock                         --              4             4             4
                                               ------------   ------------  ------------  ------------
           Dilutive potential
              common shares                              --             36            35            37
                                               ------------   ------------  ------------  ------------
   Diluted weighted average common
        shares                                          358            411           391           411
                                               ============   ============  ============  ============
   Diluted earnings (loss) per
        share attributable to
        common stockholders                    $       (.18)           .02           .61           .05
                                               ============   ============  ============  ============

(c)      TCI Ventures Group Stock

         The basic and diluted loss attributable to TCI Ventures Group common stockholders per common share for the three and six months ended June 30, 1998 was computed by dividing net loss attributable to TCI Ventures Group common stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period (422 million and 421 million for the three and six months ended June 30, 1998, respectively). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  At June 30, 1998, there were 37 million potential common shares consisting of stock options and other performance awards, and convertible securities that could potentially dilute future EPS calculations in periods of net earnings. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the stock options and other performance awards and the conversion of the convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $538 million and $589 million for the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was $19 million and $22 million for the six months ended June 30, 1998 and 1997, respectively.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                          Six months ended
                                                                              June 30,
                                                                          ----------------
                                                                           1998      1997
                                                                          -----     ------
                                                                         amounts in millions
          Cash paid for acquisitions:
             Aggregate cost basis of assets acquired                      $ (729)   (1,123)
             Liabilities assumed, net of current assets                        3       622
             Deferred tax liability recorded in acquisitions                 107        34
             Acquisition of minority interests in equity of consolidated
                subsidiaries                                                (179)        3
             Elimination of notes receivable from affiliates                 350        --
             Common stock and preferred stock issued in acquisitions         376       258
                                                                          ------    ------
                  Cash paid for acquisitions                              $  (72)     (206)
                                                                          ======    ======
          Cash received in exchanges:
             Aggregate cost basis of assets acquired                      $   --      (395)
             Historical cost of assets exchanged                              --       399
             Gain recorded on exchange of assets                              --        11
                                                                          ------    ------
                  Cash received in exchanges                              $   --        15
                                                                          ======    ======


         For a description of certain non-cash transactions, see note 7.

         The Company's restricted cash includes proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $303 million and $34 million at June 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes. The Company's restricted cash also includes amounts held as collateral for interest payment obligations pursuant to certain bank credit facilities. Such amounts aggregated $9 million and $5 million at June 30, 1998 and December 31, 1997, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value of the more significant investments:

                                                                       June 30,    December 31,
                                                                         1998           1997
                                                                     ------------  ------------
                                                                         amounts in millions
               Cablevision Systems Corporation ("CSC")               $      1,099            15
               TCG                                                            464           295
               USA Networks, Inc. ("USAI")                                    717           229
               Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
                   and PhillieCo, L.P.                                        352           607
               Various foreign equity investments (other than
                   Telewest Communications plc, Flextech p.l.c. and
                   Cablevision S.A.)                                          264           213
               Telewest Communications plc ("Telewest")                       263           324
               Flextech p.l.c. ("Flextech")                                   259           261
               InterMedia Capital Partners IV, L.P. and InterMedia
                   Capital Management IV, L.P.                                254           262
               Cablevision S.A. ("Cablevision")                               232           239
               QVC, Inc.                                                      155           134
               Home Shopping Network, Inc. ("HSN")                            147           119

         Summarized unaudited combined results of operations for the Company's affiliates for the periods in which the Company used the equity method to account for such affiliates are as follows:

                                                         Six months ended
               Combined Operations                           June 30,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
                                                       amounts in millions
                   Revenue                        $      8,209          3,586
                   Operating expenses                   (7,211)        (3,472)
                   Depreciation and amortization        (1,585)          (620)
                                                  ------------   ------------

                     Operating loss                       (587)          (506)

                   Interest expense                     (1,110)          (364)
                   Other, net                             (172)          (262)
                                                  ------------   ------------

                     Net loss                     $     (1,869)        (1,132)
                                                  ============   ============

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of the CSC Transaction, the Company recognized a $511 million gain in the accompanying consolidated statement of operations for the six months ended June 30, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by the Company to CSC. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At June 30, 1998, the Company owned 24,991,286 shares of CSC Class A common stock, which had a closing market price of $83.50 per share on such date. Such shares represented an approximate 33.2% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. During the six months ended June 30, 1998, CSC accounted for $80 million of the Company's share of affiliate losses.

         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint"(R) brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS" or the "Sprint PCS Partnerships") and PhillieCo, L.P. ("PhillieCo"). The partners of each of the Sprint PCS Partnerships are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in each of the Sprint PCS Partnerships and a 35% interest as a partner in PhillieCo. During the six months ended June 30, 1998 and 1997, the PCS Ventures accounted for $324 million and $157 million, respectively, of the Company's share of affiliate losses.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         From inception through June 1998, the four partners have contributed $4.2 billion to the Sprint PCS Partnerships (of which the Company contributed an aggregate of $1.3 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In May 1998 the Sprint PCS partners entered into a series of agreements pursuant to which the Company, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint and the receipt of required Federal Communications Commission ("FCC") approvals. If such transactions are consummated, the Company will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which the Company's share is $120 million) to Sprint PCS pending the closing of such transactions. If the above-described transactions are consummated, the Company would begin to use the cost method to account for its investment in the Sprint PCS stock. No assurance can be given that the above-described transactions will be consummated.

         On June 30, 1998, TCI owned 1,011,528 shares of TCG's Class A common stock and 48,779,000 shares of TCG's Class B common stock. TCG's Class A common stock had a closing price on the Nasdaq financial market of $54.25 per share on June 30, 1998.

         On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of such merger transaction, TCI's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI's interest in TCG, TCI recorded a non-cash gain of $201 million (before deducting deferred income tax expense of $71 million).

         In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T. Such merger was consummated on July 23, 1998. As a result of such merger, TCI received in exchange for all of its interest in TCG, approximately 47 million shares of AT&T Common Stock, which shares are attributed to TCI Ventures Group. TCI will account for its ownership interest in AT&T Common Stock using the cost method. See note 2.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In February 1998, pursuant to an investment agreement among Universal Studios, Inc. ("Universal"), HSN, Inc. ("HSNI"), HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997, HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USA Networks, Inc., a New York general partnership, to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and received a cash payment of $1.3 billion. Pursuant to an exchange agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events. Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV INC. (and collectively with BDTV INC., BDTV-II INC. and BDTV III INC., "BDTV"), a newly-formed entity having substantially the same terms as BDTV INC., BDTV-II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Universal Transaction, the Company recorded a $33 million increase to additional paid in capital (after deducting a deferred tax liability of $21 million) and an increase to investments in affiliates of $54 million. On June 24, 1998, USAI consummated the previously announced agreement to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own through a tax-free merger (the "Ticketmaster Transaction"). In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Ticketmaster Transaction, the Company recorded a $32 million increase to additional paid-in capital (after deducting a deferred tax liability of $20 million) and an increase to investment in affiliates of $52 million. No gain was recognized in the consolidated statements of operations due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group was granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had prior to such issuances. In connection with such right, on June 4, 1998, Liberty Media Group purchased approximately 4.7 million shares of USAI's capital stock at $20 per share as a result of the conversion by USAI of certain convertible debentures whereby USAI common stock was issued to retire such debentures. Additionally, on June 30 1998, Liberty Media Group contributed $300 million in cash to USANi LLC in exchange for an aggregate of approximately 15 million LLC Shares. Liberty Media Group's cash purchase price was increased at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities. In addition, on July 27, 1998, Liberty Media Group purchased approximately 7.9 million LLC Shares at $20 per share as a result of the issuance of common stock by USAI in the Ticketmaster Transaction. Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock. Including indirect ownership interests in USAI of 8% held through BDTV, Liberty Media Group held direct and indirect ownership interests in USAI as of June 30, 1998 of approximately 20%.

         At June 30, 1998 Tele-Communications International, Inc. ("TINTA"), a majority-owned subsidiary of the Company, indirectly owned through its 50% ownership interest in TW Holdings, L.L.C., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)1.41 ($2.35) per share at June 30, 1998. Telewest is a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest accounted for $64 million and $73 million of the Company's share of its affiliates' losses during the six months ended June 30, 1998 and 1997, respectively.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.08) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.42) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.48) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.54) per share. Mediaone Group, Inc. ("Mediaone") (formerly a division of U S WEST, Inc.), TINTA and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, Mediaone, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at June 30, 1998. In addition, it is anticipated that Mediaone, TINTA, Cox and SBC Communications, Inc. will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to regulatory approval and other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision, a company engaged in the multi-channel video distribution business in Buenos Aires, Argentina, to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $320 million. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $49 million on the Cablevision Sale. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Cablevision accounted for $8 million of the Company's share of its affiliates' losses during the six months ended June 30, 1998.

         In addition to Telewest and Cablevision, the Company has an equity method investment in Flextech, an entity engaged in the distribution and production of programming for multichannel video distribution systems in the UK, and other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other foreign equity method investments accounted for $39 million and $41 million of the Company's share of its affiliates' losses during the six months ended June 30, 1998 and 1997, respectively.

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

(6)      Investment in Time Warner

         Liberty Media Group holds approximately 57 million shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. See note 8.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)      Acquisitions and Dispositions

         During the first six months of 1998, the Company completed three transactions whereby the Company contributed cable television systems serving in the aggregate approximately 670,000 customers to three separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $833 million. In connection with such transactions, the Company has agreed to take certain steps to support compliance by each of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $784 million. In light of such contingent commitments, the Company has deferred any gains on the formation of the 1998 Joint Ventures. Such deferred gains, which aggregated $163 million, will not be recognized until such time as the Company's contingent commitments with respect to the 1998 Joint Ventures are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction (see note 5) and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, the Company, as of July 31, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to the Company's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to the Company's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

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

         On June 11, 1998, United Video Satellite Group, Inc. ("UVSG") and The News Corporation Limited ("News Corp.") announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 30 million shares of UVSG's stock, including 11,251,706 shares of its Class A common stock and 18,748,294 shares of its Class B common stock. As a result of the transaction, and certain other pending transactions, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following the transaction, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)      Debt

         Debt is summarized as follows:

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------  ------------
                                                         amounts in millions
         Notes payable (a)                            $      9,727         9,017
         Bank credit facilities (b)                          3,540         5,233
         Commercial paper                                      717           533
         Convertible notes (c)                                  40            40
         Capital lease obligations and other debt              398           427
                                                      ------------  ------------

                                                      $     14,422        15,250
                                                      ============  ============

         (a) During the six months ended June 30, 1998, the Company purchased certain notes payable which had an aggregate principal balance of $299 million and fixed interest rates ranging from 8.67% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, the Company recognized a loss on early extinguishment of debt of $38 million. Such loss related to prepayment penalties amounting to $34 million and the retirement of deferred loan costs.

                  During the six months ended June 30, 1997, the Company purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, the Company recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At June 30, 1998, subsidiaries of the Company had approximately $3.6 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                  As security for borrowings under one of the Company's credit facilities, the Company has pledged a portion of its Time Warner common stock with an estimated market value at June 30, 1998 of $1.9 billion based upon the market value of the marketable common stock into which it is convertible. Additionally, as security for borrowings under another of its credit facilities, the Company pledged its holdings in Discovery Communications, Inc., QVC, Inc. and a 30 year non-convertible 9% preferred stock of Fox Kids Worldwide, Inc. At June 30, 1998, the carrying value of such holdings aggregated $595 million.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         (c) The convertible notes, which are stated net of unamortized discount of $166 million at June 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At June 30, 1998, the fair value of the Company's debt was $15,083 million, as compared to a carrying value of $14,422 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays a fixed interest rate (the "Fixed Rate Agreement") of 6.2% and receives variable interest rates on a notional amount of $10 million at June 30, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at June 30, 1998. During the six months ended June 30, 1998 and 1997, the Company's net payments pursuant to the Fixed Rate Agreement were less than $1 million and $4 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $4 million and $11 million, respectively.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Information concerning the Company's Variable Rate Agreements at June 30, 1998 is as follows (dollar amounts in millions):

                                                                                            Amount to be paid
                    Expiration              Interest rate            Notional                (received) upon
                        date                to be received            amount                 termination (a)
           ---------------------------      --------------       --------------      -------------------------------
           September 1998                     4.8%-5.4%          $       450                  $         2
           April 1999                            7.4%                     50                           (1)
           September 1999                        6.4%                    350                           (3)
           February 2000                      5.8%-6.6%                  300                           (3)
           March 2000                         5.8%-6.0%                  675                           (1)
           September 2000                        5.1%                     75                            1
           March 2027                            9.7%                    300                          (30)
           December 2036                         9.7%                    200                           (8)
                                                                 -----------                  -----------
                                                                 $     2,400                  $       (43)
                                                                 ===========                  ===========

--------------------

         (a) The estimated amount that the Company would pay or receive to terminate the agreements at June 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         The Fixed Rate Agreement expires in August 1998. At June 30, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

         In addition to the Fixed Rate and Variable Rate Agreements, the Company entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at June 30, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (5.9% at June 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1998) and receives a variable rate based on CMT (6.0% at June 30, 1998) on notional amounts of $95 million through February 2000. During the six months ended June 30, 1998, the Company's net payments pursuant to such agreements were less than $1 million. At June 30, 1998, the Company would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of June 30, 1998.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)      Redeemable Preferred Stock

         On February 20, 1998, the Company issued a Notice of Redemption which called for the redemption of all of its outstanding Series D Preferred Stock for $304.0233 per share. Effective April 1, 1998, all of the outstanding shares of Series D Preferred Stock were redeemed to the extent not previously converted into shares of TCI Group Series A Stock and Liberty Group Series A Stock.

(10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $71 million and $61 million during the six months ended June 30, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(11)     Stockholders' Equity

         Stock Repurchases

         During the six months ended June 30, 1998, pursuant to a stock repurchase program, 66,041 shares of TCI Group Series A Stock, 145,450 shares of TCI Ventures Group Series A Stock, 94,000 shares of TCI Ventures Group Series B Stock and 266,783 shares of Liberty Group Series A Stock were repurchased at an aggregate cost of approximately $13 million.

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost

                                                             June 30, 1998                   December 31, 1997
                                                  -------------------------------   --------------------------------
                                                      Number of                         Number of
                                                       shares         Cost basis         shares         Cost basis
                                                  --------------   --------------    -------------  ----------------
                                                                     (dollar amounts in millions)
         Treasury stock is summarized as follows:
               TCI Group Series A Stock               11,362,365   $          182       11,296,324   $          180
               TCI Group Series B Stock               14,842,472              250       30,876,766              518
               Liberty Group Series A Stock           25,126,455              490       25,082,172              489
               Liberty Group Series B Stock               82,074                2           82,074                2
               TCI Ventures Group Series A Stock          61,450                1               --               --
               TCI Ventures Group Series B Stock         432,196                5          338,196                4

         Common stock held by subsidiaries is
           summarized as follows:
               TCI Group Series A Stock              125,728,816              466      125,645,656              464
               TCI Group Series B Stock                9,154,134              161        9,112,500              160
               Liberty Group Series A Stock            6,654,367              113        6,654,367              113
               Liberty Group Series B Stock            3,417,187               61        3,417,187               61
                                                                   --------------                    --------------
                                                                   $        1,731                    $        1,991
                                                                   ==============                    ==============




                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Stock Based Compensation

         Certain key employees of the Company and members of the Board hold options with tandem stock appreciation rights ("SARs") to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimated compensation relating to SARs has been recorded through June 30, 1998, and is subject to future adjustment based upon vesting and market values and, ultimately, on the final determination of market values when such rights are exercised.

         Other

         During the fourth quarter of 1997, the Company entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, the Company has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. The Company has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, the Company is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of June 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,151,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $48 million less than the fair value of such Equity Swap Shares at June 30, 1998.

         At June 30, 1998, there were 98,598,176 shares of TCI Group Series A Stock, 14,511,570 shares of TCI Group Series B Stock, 38,863,193 shares of Liberty Group Series A Stock, 33,704,949 shares of TCI Ventures Group Series A Stock and 2,800,000 shares of TCI Ventures Group Series B Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A Stock is reserved for each share of Series B Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1496.65 shares of TCI Group Series A Stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(12)     Transactions with Officers and Directors

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at June 30, 1998. At June 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $275 million.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to the Company exercising his right to purchase up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family has advised Dr. Malone that the Magness Family will participate in such purchase up to the Magness Family's proportionate share. Subject to final verification and agreement of each party's proportionate share, upon the closing of the exercise of the Malone Right, Dr. Malone would acquire 8,718,770 and the Magness Family would acquire 5,792,800 of the shares of TCI Group Series B Stock that are subject to the Malone Right. Such exercises are subject to any required regulatory approvals.

         On April 30, 1998, the Company acquired a limited partnership interest from an individual who is an executive officer and a director of TCI in exchange for 153,183 shares of Liberty Group Series B Stock and a limited partnership interest in another limited partnership with a capital account of $1 million.

(13)     At Home Corporation

         In April 1997, @Home, a subsidiary of the Company, issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, the Company's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the Company's ownership interest in @Home, the Company recognized a gain of $60 million.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of June 30, 1998. During the six months ended June 30, 1998, @Home recorded a non-cash, non-recurring charge of $83 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in cost of distribution agreements in the accompanying consolidated statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home.

         Pursuant to a shareholders' agreement among certain shareholders of @Home, under certain circumstances, TCI could be required to sell a portion of its common stock of @Home to such shareholders.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1998, these agreements require minimum payments aggregating approximately $680 million. The aggregate amount of the Film Licensing Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, the Company anticipates that its aggregate payments under the Film Licensing Obligations will be significant.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         The Company is committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to this arrangement the Company is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $585 million at June 30, 1998. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. As described in note 7, the Company also has provided certain credit enhancements with respect to obligations of the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $38 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Assuming the conversion of TCI Music convertible preferred stock, TCI, at June 30, 1998, owned TCI Music securities representing 80.7% of TCI Music's common stock and 97.4% of the voting power attributable to such TCI Music common stock. In connection with the DMX Merger, the Company assumed a contingent obligation pursuant to a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which are owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. TCI will settle its obligation under the Rights Agreement during the third quarter of 1998 by paying $8.00 per share to all holders who tender TCI Music common stock and the associated rights to TCI in accordance with the terms of the Rights Agreement. The Company has recorded its contingent obligation to purchase such shares as a component of minority interest in equity of consolidated subsidiaries in the accompanying consolidated financial statements.

         Effective as of December 16, 1997, NDTC, a subsidiary of TCI which is attributed to of the TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through June 30, 1998, 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note
         2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, NDTC acquired 21.4 million shares of stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related technology to GI, (iii) a $50 million promissory note from TCI Ventures Group to GI, and (iv) a nine year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain services to GI's set-top authorization business.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         The Company has entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, the Company agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $400 million. The initial term of the Lease is two years, and it provides for renewal, at the Company's option, for up to five additional consecutive one-year terms. Rent under the Lease is payable quarterly. At the end of the originally scheduled or renewed lease term, the Company is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of June 30, 1998, the Company has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $107 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

         A TCI subsidiary attributed to TCI Ventures Group issued preferred stock in connection with a previous acquisition. Such preferred stock is exchangeable at the option of the holders into 1,084,056 shares of TCI Group Series A Stock beginning in April 1999. The TCI Ventures Group entered into a forward purchase contract in July 1998 with a commercial bank to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. Such shares will be used to satisfy the exchange requirements of the aforementioned preferred stock.

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

         During the six months ended June 30, 1998, the Company continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of the Company's products and services, systems that support operations of the Company and protect its assets, and all internal use software. The Company is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to the Company's executive management, to identify and remediate or replace systems for year 2000 readiness.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         During the six months ended June 30, 1998, the Company began the process of testing and replacing or remediating critical components of its cable systems' headend equipment. Although no assurance can be given, the Company expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also the Company began the process of remediating systems that control the commercial advertising in its cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. The Company continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. The Company's business and financial systems and software which will continue to be utilized by the Company beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

         Significant third party vendors whose systems are critical to the Company's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, the Company completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, the Company has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of the Company's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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

         Management of the Company has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on the Company's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. Although there can be no assurance, the Company anticipates that the costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(15)     Information about the Company's Segments

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (defined as operating income before depreciation, amortization, other non-cash items and stock compensation). The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         The Company utilizes the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                Domestic cable            Domestic
                                               & communications          programming           All
                                                   services               services            other          Total
                                               ----------------        ---------------     ------------   -----------
                                                                      amounts in millions
         Six months ended June 30, 1998:
         Revenue from external customers
             including intersegment
             revenue                            $        3,081                    322              436         3,839
         Intersegment revenue                               (9)                   141               22           154
         Segment operating cash flow                     1,283                     44               45         1,372

         Six months ended June 30, 1997:
         Revenue from external customers
             including intersegment
             revenue                            $        3,161                    119              499         3,779
         Intersegment revenue                                7                     47               22            76
         Segment operating cash flow                     1,327                     38               89         1,454



                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:


                                                              Six months ended June 30,
                                                             ---------------------------
                                                                 1998           1997
                                                             ------------   ------------
                                                                  amounts in millions
 Total operating cash flow for reportable segments           $      1,327          1,365
 Other operating cash flow                                             45             89
 Other items excluded from operating cash flow:
          Depreciation and amortization                              (843)          (781)
          Stock compensation                                         (412)           (71)
          Cost of distribution agreements                             (83)            --
          Interest expense                                           (536)          (583)
          Interest and dividend income                                 39             39
          Share of losses of affiliates, net                         (589)          (338)
          Loss on early extinguishment of debt                        (38)           (11)
          Minority interest in earnings of consolidated
             subsidiaries, net                                        (29)           (94)
          Gain on issuance of equity interest by subsidiary            38             21
          Gain on issuance of stock by equity investee                201             --
          Gain on disposition of assets                             1,099             62
          Other, net                                                  (29)            (6)
                                                             ------------   ------------
             Earnings (loss) before income taxes             $        190           (308)
                                                             ============   ============

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                             Combined Balance Sheets
                                   (unaudited)


                                                          June 30,    December 31,
                                                            1998          1997
                                                        ------------  ------------
Assets                                                      amounts in millions
Cash and cash equivalents                               $         42            21

Restricted cash (note 4)                                         304            35

Trade and other receivables, net                                 439           394

Investment in Cablevision Systems Corporation
   ("CSC"), accounted for under the
   equity method (note 5)                                      1,082            --

Investments in other affiliates, accounted for
   under the equity method, and
   related receivables (note 6)                                  367           414

Property and equipment, at cost:
   Land                                                           62            77
   Distribution systems                                        9,332         9,933
   Support equipment and buildings                             1,388         1,411
                                                        ------------  ------------
                                                              10,782        11,421
   Less accumulated depreciation                               4,483         4,479
                                                        ------------  ------------
                                                               6,299         6,942
                                                        ------------  ------------

Franchise costs                                               15,974        17,802
   Less accumulated amortization                               2,606         2,725
                                                        ------------  ------------
                                                              13,368        15,077
                                                        ------------  ------------

Other assets, net of amortization                                618           695
                                                        ------------  ------------

                                                        $     22,519        23,578
                                                        ============  ============


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                               June 30,     December 31,
                                                                                 1998           1997
                                                                             ------------   ------------
Liabilities and Combined Deficit                                                 amounts in millions
Accounts payable                                                             $         89            137

Accrued interest                                                                      248            250

Accrued programming expenses                                                          264            243

Other accrued expenses                                                                695            726

Debt (note 8)                                                                      12,647         14,106

Deferred income taxes                                                               5,376          5,147

Other liabilities                                                                     934            563
                                                                             ------------   ------------

      Total liabilities                                                            20,253         21,172
                                                                             ------------   ------------

Minority interests in equity of attributed subsidiaries                               914          1,048

Redeemable securities:
   Preferred stock (note 9)                                                           299            655
   Common stock                                                                        18              5

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt
   securities of TCI Communications, Inc. ("TCIC") (note 10)                        1,500          1,500

Combined deficit (note 11):
   Combined equity (deficit), including preferred stocks of
      Tele-Communications, Inc. ("TCI")                                                16           (276)
   Accumulated other comprehensive earnings, net of taxes (note 1)                     11              4
                                                                             ------------   ------------
                                                                                       27           (272)

   Due from related parties (note 12)                                                (492)          (530)
                                                                             ------------   ------------

      Total combined deficit                                                         (465)          (802)
                                                                             ------------   ------------

Commitments and contingencies (notes 2, 7 and 15)
                                                                             $     22,519         23,578
                                                                             ============   ============

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                   Three months ended             Six months ended
                                                                         June 30,                      June 30,
                                                               ----------------------------   ----------------------------
                                                                   1998            1997*          1998            1997*
                                                               ------------    ------------   ------------    ------------
                                                                                  amounts in millions,
                                                                               except per share amounts
Revenue (note 12)                                              $      1,504           1,606          3,081           3,161

Operating costs and expenses:
    Operating:
      Related party (note 12)                                            58              23            118              52
      Other                                                             469             581            996           1,127
    Selling, general and administrative (note 12)                       350             339            684             655
    Stock compensation (note 11)                                         77              36            147              38
    Depreciation and amortization                                       373             362            749             694
                                                               ------------    ------------   ------------    ------------
                                                                      1,327           1,341          2,694           2,566
                                                               ------------    ------------   ------------    ------------

        Operating income                                                177             265            387             595

Other income (expense):
    Interest expense                                                   (227)           (282)          (500)           (555)
    Interest income                                                       2               9              7              16
    Intercompany interest, net                                            1               1              6              (1)
    Share of losses of CSC (note 5)                                     (48)             --            (80)             --
    Share of earnings (losses) of other affiliates, net
      (note 6)                                                           (5)            (17)            47             (34)
    Loss on early extinguishment of debt (note 8)                       (22)            (11)           (38)            (11)
    Minority interests in earnings of attributed
      subsidiaries, net (note 10)                                       (49)            (47)           (95)            (81)
    Gain on disposition of assets (note 7)                               30              43            541              33
    Other, net                                                          (14)            (10)           (28)            (14)
                                                               ------------    ------------   ------------    ------------
                                                                       (332)           (314)          (140)           (647)
                                                               ------------    ------------   ------------    ------------

        Earnings (loss) before income taxes                            (155)            (49)           247             (52)

Income tax benefit (expense)                                             13               1           (151)              7
                                                               ------------    ------------   ------------    ------------

        Earnings (loss) before loss of TCI Ventures Group
           (note 1)                                                    (142)            (48)            96             (45)

Loss of TCI Ventures Group through the date of the TCI
    Ventures Exchange (note 1)                                           --            (112)            --            (189)
                                                               ------------    ------------   ------------    ------------

        Net earnings (loss)                                            (142)           (160)            96            (234)

Dividend requirements on preferred stocks                                (2)            (11)           (13)            (21)
                                                               ------------    ------------   ------------    ------------

        Net earnings (loss) attributable to common
           stockholders                                        $       (144)           (171)            83            (255)
                                                               ============    ============   ============    ============

Basic earnings (loss) attributable to common stockholders per
    common share (note 3)                                      $       (.28)           (.25)           .16            (.38)
                                                               ============    ============   ============    ============

Diluted earnings (loss) attributable to common stockholders
    per common share (note 3)                                  $       (.28)           (.25)           .15            (.38)
                                                               ============    ============   ============    ============

Comprehensive earnings (loss) (note 1)                         $       (136)           (157)           103            (227)
                                                               ============    ============   ============    ============


*Restated - see note 1.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Deficit

                         Six months ended June 30, 1998
                                   (unaudited)


                                                                     Combined
                                                                      equity
                                                                    (deficit),   Accumulated
                                                                     including      other          Due
                                                                     preferred   comprehensive     from           Total
                                                                     stocks of     earnings,      related        combined
                                                                        TCI       net of taxes    parties        deficit
                                                                   ------------   ------------  ------------   ------------
                                                                                     amounts in millions
Balance at January 1, 1998                                         $       (276)             4          (530)          (802)
   Net earnings                                                              96             --            --             96
   Change in due from related parties                                        --             --            38             38
   Reclassification to redeemable securities of redemption
      amount of TCI Group Stock subject to put obligations                  (13)            --            --            (13)
   Premium received in connection with put obligation                         2             --            --              2
   Transfer of net liabilities from related party                           (50)            --            --            (50)
   Change in unrealized gains for available-for-sale
      securities, net of taxes                                               --              7            --              7
   Accreted dividends on all classes of TCI preferred stock                 (13)            --            --            (13)
   Accreted dividends on all classes of TCI preferred stock
      not subject to mandatory redemption requirements                        5             --            --              5
   Payment of TCI preferred stock dividends                                 (10)            --            --            (10)
   Payment of call premiums (note 13)                                      (134)            --            --           (134)
   Recognition of fees related to Exchange (note 13)                        (20)            --            --            (20)
   Reimbursement of fees related to Exchange (note 13)                       11             --            --             11
   Repurchase of TCI Group Stock                                             (2)            --            --             (2)
   Issuance of TCI Group Stock in connection with settlement
      of litigation                                                          47             --            --             47
   Issuance of TCI Group Stock for acquisitions (note 4)                     24             --            --             24
   Issuance of TCI Group Stock and Liberty Group Stock upon
      conversion of notes and preferred stock                               349             --            --            349
                                                                   ------------   ------------  ------------   ------------
Balance at June 30, 1998                                           $         16             11          (492)          (465)
                                                                   ============   ============  ============   ============


See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                         Six months ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                      1998            1997*
                                                                                  ------------    ------------
                                                                                      amounts in millions
Cash flows from operating activities:                                                     (see note 4)
   Earnings (loss)  before loss of TCI Ventures Group**                           $         96             (45)
   Adjustments to reconcile earnings (loss) before loss of TCI Ventures
      Group to net cash provided by operating activities:
          Depreciation and amortization                                                    749             694
          Stock compensation                                                               147              38
          Payments of obligation relating to stock compensation                            (66)            (14)
          Share of losses of CSC                                                            80              --
          Share of losses (earnings) of other affiliates, net                              (47)             34
          Loss on early extinguishment of debt                                              38              11
          Minority interests in earnings of attributed subsidiaries, net                    95              81
          Gain on disposition of assets                                                   (541)            (33)
          Intergroup tax allocation                                                         --              82
          Deferred income tax expense (benefit)                                            121            (132)
          Payments of restructuring charges                                                 (4)            (19)
          Other noncash charges                                                              2              --
          Changes in operating assets and liabilities, net of the effect of acquisitions:
                Change in receivables                                                      (37)           (123)
                Change in accruals and payables                                           (159)            189
                                                                                  ------------    ------------

                    Net cash provided by operating activities                              474             763
                                                                                  ------------    ------------

Cash flows from investing activities:
   Cash paid for acquisitions                                                              (60)           (194)
   Capital expended for property and equipment                                            (493)           (128)
   Investments in and loans to affiliates                                                 (151)            (20)
   Collections of loans to affiliates                                                      943              --
   Proceeds from dispositions of assets                                                    351             193
   Change in restricted cash                                                              (269)            (13)
   Cash received in exchanges                                                               --              15
   Change in due from Liberty Media Group                                                   --              11
   Change in interest in TCI Ventures Group                                                 --             (78)
   Other investing activities                                                               12             (30)
                                                                                  ------------    ------------

                    Net cash provided by (used in) investing activities                    333            (244)
                                                                                  ------------    ------------

Cash flows from financing activities:
   Borrowings of debt                                                                    1,883           1,041
   Repayments of debt                                                                   (2,625)         (1,822)
   Payment of preferred stock dividends                                                    (23)            (23)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                           (95)            (85)
   Payment of call premiums                                                               (134)             --
   Change in amounts due from related parties                                              259            (123)
   Proceeds from issuance of TCI Group Stock                                                --               3
   Proceeds from issuance of Trust Preferred Securities                                     --             490
   Other financing activities                                                              (51)             --
                                                                                  ------------    ------------

                    Net cash used in financing activities                                 (786)           (519)
                                                                                  ------------    ------------

                    Net increase in cash and cash equivalents                               21              --

                    Cash and cash equivalents at beginning of period                        21              --
                                                                                  ------------    ------------

                    Cash and cash equivalents at end of period                    $         42              --
                                                                                  ============    ============

*    Restated - see note 1.

**   Loss of TCI Ventures Group does not use funds.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                  June 30, 1998
                                   (unaudited)

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

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto of TCI Group for the year ended December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Effective January 1, 1998, TCI Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). TCI Group has reclassified its prior period combined balance sheet and combined statements of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. TCI Group has included unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in combined deficit. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of comprehensive earnings in TCI Group's combined statements of operations, and is included in accumulated other comprehensive earnings in TCI Group's combined balance sheets and statement of combined deficit.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of TCI Group has not completed its assessment of the impact of SFAS 133 on its combined results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

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

         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Stock, respectively, are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be consolidated with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group, respectively.

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

         The combined balance sheets of a Group reflect its net loans or advances to or borrowings from the other Groups. Similarly, the respective combined statements of operations of the Groups reflect interest income or expense, as the case may be, associated with such loans or advances and the respective combined statements of cash flows of the Groups reflect changes in the amounts of loans or advances deemed outstanding. In the historical combined financial statements, net loans or advances between Groups have been, and will continue to be, included as a component of each respective Group's combined equity.

         Although any increase in TCI Group's Inter-Group Interest in Liberty Media Group or TCI Ventures Group resulting from an equity contribution by TCI Group to Liberty Media Group or TCI Ventures Group or any decrease in such Inter-Group Interest resulting from a transfer of funds from Liberty Media Group or TCI Ventures Group to TCI Group would be determined by reference to the market value of the Liberty Group Series A Stock or the TCI Ventures Group Series A Stock, respectively, as of the date of such transfer, such an increase could occur at a time when such shares could be considered undervalued and such a decrease could occur at a time when such shares could be considered overvalued.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is TCI Ventures Group or Liberty Media Group Inter-Group Interest Fraction and the denominator of which is the TCI Ventures Group or the Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of the TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and Italy Merger Corp., an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

         In the Merger, (i) TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock will remain outstanding, (ii) TCI's Convertible Preferred Stock, Series C-TCI Group will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (132.86 shares per preferred share), (iii) TCI's Convertible Preferred Stock Series C-Liberty Media Group will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (56.25 shares per preferred share), (iv) TCI's Redeemable Convertible TCI Group Preferred Stock, Series G will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (1.19 shares per preferred share) and (v) TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (0.590625 of a share per preferred share).


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." The Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently held by TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation held by TCI Ventures Group and the assets and business of the National Digital Television Center, Inc. ("NDTC")) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also upon consummation of the Merger, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement due to the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.


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

         The basic earnings (loss) attributable to TCI Group common stockholders per common share for the three months and six months ended June 30, 1998 and 1997 was computed by dividing net earnings (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

         The diluted earnings attributable to TCI Group common stockholders per common share for the six months ended June 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred dividends and interest expense accrued during the six months ended June 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period, by the weighted average number of common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), preferred stock of subsidiaries, convertible notes payable, stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Shares of TCI Group stock issuable upon exercise of the Malone Right (as defined in note 13), and issuable upon conversion of Convertible Preferred Stock, Series D ("Series D Preferred Stock"), and associated dividend payments for the six months ended June 30, 1998 have been excluded as adjustments in computing the diluted earnings attributable to TCI Group common stockholders per common share as such potential common shares are antidilutive for the six months ended June 30, 1998.

         The diluted loss attributable to TCI Group common stockholders per common share for the three months ended June 30, 1998 and the three months and six months ended June 30, 1997 was computed by dividing net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                     Three months ended            Six months ended
                                                          June 30,                    June 30,
                                               ---------------------------   ---------------------------
                                                    1998           1997           1998           1997
                                               ------------   ------------   ------------   ------------
                                                    amounts in millions, except per share amounts
Basic EPS:
   Earnings (loss) attributable to
        common stockholders                    $       (144)          (171)            83           (255)
                                               ============   ============   ============   ============
   Weighted average common shares                       523            683            520            680
                                               ============   ============   ============   ============
   Basic earnings (loss) per share
        attributable to common
        stockholders                           $       (.28)          (.25)           .16           (.38)
                                               ============   ============   ============   ============

Diluted EPS:
   Earnings (loss) attributable to
        common stockholders                    $       (144)          (171)            83           (255)
   Add preferred dividend requirements                   --             --              6             --
   Add interest expense                                  --             --              1             --
                                               ------------   ------------   ------------   ------------
   Adjusted earnings (loss)
        attributable to common
        stockholders assuming
        conversion of preferred shares         $       (144)          (171)            90           (255)
                                               ============   ============   ============   ============

   Weighted average common shares                       523            683            520            680
                                               ------------   ------------   ------------   ------------
   Add dilutive potential common shares:
        Employee and director options
           and other performance awards                  --             --              9             --
        Malone Right                                     --             --             --             --
        Convertible notes payable                        --             --             24             --
        Series C-TCI Group Preferred
           Stock                                         --             --              7             --
        Series D Preferred Stock                         --             --             --             --
        Series G Preferred Stock                         --             --              8             --
        Preferred stock of subsidiaries                  --             --             45             --
                                               ------------   ------------   ------------   ------------
           Dilutive potential common
              shares                                     --             --             93             --
                                               ------------   ------------   ------------   ------------
   Diluted weighted average common
        shares                                          523            683            613            680
                                               ============   ============   ============   ============
   Diluted earnings (loss) per share
        attributable to common
        stockholders                           $       (.28)          (.25)           .15           (.38)
                                               ============   ============   ============   ============

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $502 million and $565 million for the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was not material for the six months ended June 30, 1998 and 1997.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                    1998           1997
                                                                                ------------   ------------
                                                                                    amounts in millions
          Cash paid for acquisitions:
             Aggregate cost basis of assets acquired                            $       (413)        (1,073)
             Liabilities assumed, net of current assets                                    2            584
             Deferred tax liability recorded in acquisitions                             107             34
             Acquisition of minority interests in equity of consolidated
                subsidiaries                                                            (130)             3
             Elimination of notes receivable from affiliates                             350             --
             Common stock and preferred stock issued in acquisitions                      24            258
                                                                                ------------   ------------

                   Cash paid for acquisitions                                   $        (60)          (194)
                                                                                ============   ============

           Cash received in exchanges:
              Aggregate cost basis of assets acquired                           $         --           (395)
              Historical cost of assets disposed of                                       --            399
              Gain recorded on exchange of assets                                         --             11
                                                                                ------------   ------------

                   Cash received in exchanges                                   $         --             15
                                                                                ============   ============

         For a description of certain non-cash transactions, see notes 6, 7 and 12.

         TCI Group's restricted cash includes proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $303 million and $34 million at June 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(5)      Investment in Cablevision Systems Corporation

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. As a result of the CSC Transaction, TCI Group recognized a $511 million gain in the accompanying combined statement of operations for the six months ended June 30, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCI Group to CSC. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At June 30, 1998, TCI Group owned 24,471,086 shares of CSC Class A common stock, which had a closing market price of $83.50 per share on such date. Such shares represented an approximate 32.5% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case TCI Group effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case TCI Group has agreed to vote its interest in proportion with the public holders of CSC Class A common shares.

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through June 30, 1998 (amounts in millions):

          Revenue                                                   $      1,041
          Operating, selling, general and administrative expense            (816)
          Depreciation and amortization                                     (228)
                                                                    ------------
                   Operating loss                                             (3)

          Interest expense                                                  (149)
          Other, net                                                         (46)
                                                                    ------------
                   Net loss                                         $       (198)
                                                                    ============


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)      Investments in Other Affiliates

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for the periods in which TCI Group used the equity method to account for such other affiliates are as follows:

                                                                          Six months ended
          Combined Operations                                                 June 30,
          -------------------                                        ---------------------------
                                                                          1998           1997
                                                                     ------------   ------------
                                                                          amounts in millions
          Revenue                                                    $        526            512
          Operating, selling, general and administrative expenses            (277)          (293)
          Depreciation and amortization                                      (182)          (158)
                                                                     ------------   ------------

              Operating income                                                 67             61

          Interest expense                                                   (125)          (112)
          Other, net                                                           20            (28)
                                                                     ------------   ------------

              Net loss                                               $        (38)           (79)
                                                                     ============   ============

         In January 1998, InterMedia Partners, a California limited partnership ("InterMedia Partners") repurchased substantially all of the equity interests held by partners other than TCI Group. InterMedia Partners has been included in the combined financial statements of TCI Group since the date of such repurchases.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(7)      Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 5, TCI completed, during the first six months of 1998, three transactions whereby TCI Group contributed cable television systems serving in the aggregate approximately 670,000 customers to three separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCI Group to external parties aggregating $323 million and intercompany debt owed to TCI Group aggregating $833 million. In connection with such transactions, TCI Group has agreed to take certain steps to support compliance by each of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $784 million. In light of such contingent commitments, TCI Group has deferred any gains on the formation of the 1998 Joint Ventures. Such deferred gains, which aggregated $163 million, will not be recognized until such time as TCI Group's contingent commitments with respect to the 1998 Joint Ventures are eliminated. TCI Group uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCI Group, as of July 31, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Contributed Cable Systems will no longer be included in TCI Group's combined financial statements. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization, other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(8)      Debt

         Debt is summarized as follows:


                                                                 June 30,              December 31,
                                                                   1998                    1997
                                                              --------------          -------------
                                                                       amounts in millions
         Notes payable (a)                                    $        9,382                  8,672
         Bank credit facilities (b)                                    2,311                  4,842
         Commercial paper                                                717                    533
         Convertible notes (c)                                            40                     40
         Capital lease obligations and other debt                        197                     19
                                                              --------------          -------------
                                                              $       12,647                 14,106
                                                              ==============          =============


         (a) During the six months ended June 30, 1998, TCI Group purchased certain notes payable which had an aggregate principal balance of $299 million and fixed interest rates ranging from 8.67% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, TCI Group recognized a loss on early extinguishment of debt of $38 million. Such loss related to prepayment penalties amounting to $34 million and the retirement of deferred loan costs.

                  During the six months ended June 30, 1997, TCI Group purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCI Group recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At June 30, 1998, subsidiaries of TCI Group had approximately $2.6 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (c) The convertible notes, which are stated net of unamortized discount of $166 million at June 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At June 30, 1998, the fair value of TCI Group's debt was $13,336 million, as compared to a carrying value of $12,647 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays a fixed interest rate (the "Fixed Rate Agreement") of 6.2% and receives variable interest rates on a notional amount of $10 million at June 30, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at June 30, 1998. During the six months ended June 30, 1998 and 1997, TCI Group's net payments pursuant to the Fixed Rate Agreement were less than $1 million and $4 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $4 million and $11 million, respectively.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Information concerning TCI Group's Variable Rate Agreements at June 30, 1998 is as follows (dollar amounts in millions):

                                                                                             Amount to
                                                                                              be paid
                     Expiration                 Interest rate           Notional          (received) upon
                         date                   to be received           amount           termination (a)
          --------------------------------      --------------        ----------         ------------------
          September 1998                         4.8%-5.4%            $      450            $        2
          April 1999                                7.4%                      50                    (1)
          September 1999                            6.4%                     350                    (3)
          February 2000                          5.8%-6.6%                   300                    (3)
          March 2000                             5.8%-6.0%                   675                    (1)
          September 2000                            5.1%                      75                     1
          March 2027                                9.7%                     300                   (30)
          December 2036                             9.7%                     200                    (8)
                                                                      ----------            ----------
                                                                      $    2,400            $      (43)
                                                                      ==========            ==========

         ------------------

         (a) The estimated amount that TCI Group would pay or receive to terminate the agreements at June 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         The Fixed Rate Agreement expires in August 1998. At June 30, 1998, TCI Group would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

         In addition to the Fixed Rate and Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at June 30, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (5.9% at June 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1998) and receives a variable rate based on CMT (6.0% at June 30, 1998) on notional amounts of $95 million through February 2000. During the six months ended June 30, 1998, TCI Group's net payments pursuant to such agreements were less than $1 million. At June 30, 1998, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, as of June 30, 1998, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




(9)      Redeemable Preferred Stock

         On February 20, 1998, TCI issued a Notice of Redemption which called for the redemption of all of its outstanding Series D Preferred Stock for $304.0233 per share. Effective April 1, 1998, all of the outstanding shares of Series D Preferred Stock were redeemed to the extent not previously converted into shares of TCI Group Series A Stock and Liberty Group Series A Stock.

(10)     Company-Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $71 million and $61 million for the six months ended June 30, 1998 and 1997, respectively, and are included in minority interests in earnings of attributed subsidiaries in the accompanying combined financial statements.

(11)     Combined Deficit

         General

         During the fourth quarter of 1997, TCI Group entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI Group has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of June 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,151,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $48 million less than the fair value of such Equity Swap Shares at June 30, 1998. The costs and benefits associated with the TCI Group Series A Stock held by the Equity Swap Facility are attributed to TCI Group.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Stock Repurchases

         During the six months ended June 30, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million. Such stock repurchases are reflected as an increase of combined deficit in the accompanying combined financial statements.

         Stock Options and Stock Appreciation Rights

         TCI Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI employees and/or directors who are involved with the TCI Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through June 30, 1998, and is subject to future adjustment based upon vesting and market values, and ultimately, on the final determination of market values when such rights are exercised. The payable arising from the compensation related to the options and/or stock appreciation rights is included in the amount due from related parties.

(12) Transactions with Liberty Media Group, TCI Ventures Group and Other Related Parties

         The components of due to (from) related parties are as follows:

                                                                   June 30,   December 31,
                                                                    1998           1997
                                                               ------------   ------------
                                                                    amounts in millions
         Notes receivable from Liberty Media Group,
              including accrued interest (a)                   $        (84)          (378)
         TINTA Note Payable (b)                                           5             89
         Intercompany account (c)                                      (458)          (241)
                                                               ------------   ------------
                                                               $       (537)          (530)
                                                               ============   ============

         --------------------

         (a) Amounts outstanding under the notes receivable from the Liberty Media Group bear interest at 6.5%. Collections of principal and interest on notes receivable from Liberty Media Group during the six months ended June 30, 1998 aggregated approximately $301 million.

         (b) Amounts outstanding under TCI's note payable to TINTA (the "TINTA Note Payable") bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.4% at June 30, 1998). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the six months ended June 30, 1998 and 1997, interest expense related to the TINTA Note Payable aggregated $2 million and $4 million, respectively.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (c) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. Through September 10, 1997, the date of the TCI Ventures Exchange, the effects of all transactions with TCI Ventures Group, except for those related to the TINTA Note Payable, were reflected as adjustments to TCI Group's combined deficit.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation pursuant to a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. TCI will settle its obligation under the Rights Agreement during the third quarter of 1998 by paying $8.00 per share to all holders who tender TCI Music common stock and the associated rights to TCI in accordance with the terms of the Rights Agreement. Liberty Media Group will reimburse TCI Group for the amount required to satisfy such obligation. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities included within TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

         TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was $1 million for the six months ended June 30, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at June 30, 1998.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the six months ended June 30, 1998 and 1997, Liberty Media Group was allocated $2 million and $1 million, respectively, and TCI Ventures Group was allocated $6 million and $4 million, respectively, in corporate general and administrative costs by TCI Group. Such amounts are included in selling, general and administrative expenses in the accompanying combined financial statements.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TCI Ventures Group in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the six months ended June 30, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was $1 million and (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $2 million.

         Through June 30, 1997, TCI Group had a 50.1% partnership interest in QE+Ltd. ("QE+"), a limited partnership interest which distributes "STARZ!," a first-run movie premium programming service. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("EMC") (at the time a 90%-owned subsidiary of TCI and a member of Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a fee for certain services provided to QE+ equal to 4% of the gross revenue of QE+ ("STARZ Content Fees"). Such management fees and STARZ Content Fees aggregated $4 million for the six months ended June 30, 1997 and are included in operating costs and expenses in the accompanying combined financial statements. In addition, during the six months ended June 30, 1997, QE+ provided $7 million of programming services to an entity attributed to TCI Ventures Group. Such amount is included in revenue in the accompanying combined financial statements.

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

         A subsidiary of TCI that was attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $176 million) has been reflected as an increase to TCI Group's combined deficit.

         Pursuant to an agreement between TCI Music and TCI Group, certain entities within TCI Group are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the six months ended June 30, 1998, the aggregate amount paid by TCI Group to TCI Music pursuant to such arrangement was $9 million. Such amount is included as a reduction of revenue in the accompanying combined statements of operations.

         Encore Media Group and certain other TCI subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group, which are based upon customary rates charged to others, aggregated $110 million and $31 million for the six months ended June 30, 1998 and 1997, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         Entities included in TCI Group lease satellite transponder facilities and receive video transport services from entities included in TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the six months ended June 30, 1998 and 1997, aggregated $6 million and $14 million, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         In addition, a subsidiary attributed to TCI Ventures Group distributed certain program services to TCI Group. Charges to TCI Group for such services aggregated $4 million for each of the six months ended June 30, 1998 and 1997, and are included in operating costs and expenses in the accompanying combined financial statements.

         TCI Group distributed certain program services to a subsidiary attributed to TCI Ventures Group. The charges, which approximate TCI Group's cost, aggregated $3 million in each of the six month periods ended June 30, 1998 and 1997. Amounts received by TCI Group pursuant to this agreement are included in operating costs and expenses in the accompanying combined financial statements.



                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(13)     Transactions with Officers and Directors

         On June 16, 1997, TCI Group exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at June 30, 1998. At June 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $275 million. The costs and benefits associated with the Option Shares are attributed to TCI Group.

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

         Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI Group to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI exercising his right to purchase up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family has advised Dr. Malone that the Magness Family will participate in such purchase up to the Magness Family's proportionate share. Subject to final verification and agreement of each party's proportionate share, upon the closing of the exercise of the Malone Right, Dr. Malone would acquire 8,718,770 and the Magness Family would acquire 5,792,800 of the shares of TCI Group Series B Stock that are subject to the Malone Right. Such exercises are subject to any required regulatory approvals.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         On April 30, 1998, TCI acquired a limited partnership interest from an individual who is an executive officer and a director of TCI in exchange for 153,183 shares of Liberty Group Series B Stock and a limited partnership interest in another limited partnership with a capital account of $1 million. TCI's issuance of such shares of Liberty Group Series B Stock resulted in a $5 million reduction of TCI's notes receivable from Liberty Media Group. See note 12.

(14)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying combined financial statements.

         A tax sharing agreement (as amended, the "Old Tax Sharing Agreement") among TCI and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TCI Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TCI Group to the extent that the income tax attributes generated by TCI Group and its attributed entities were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined were charged or credited to an intercompany account between TCI and TCI Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

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

         In connection with the creation of TCI Ventures Group, the net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the TCI Ventures Exchange) has been included in TCI Group's combined deficit. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that were generated by the entities comprising TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 were credited or debited to an intercompany account between TCI Group and TCI Ventures Group in accordance with the Old Tax Sharing Agreement.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         At December 31, 1997, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,425 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $117 million in 2004, $344 million in 2005, $245 million in 2006, $19 million in 2009, $147 million in 2010, $231 million in 2011 and $188 million in 2012. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $232 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Old and New Tax Sharing Agreements, TCI Group has been credited with approximately $75 million of net operating loss carryforwards that are in addition to the amounts disclosed above. TCI is responsible to TCI Group to the extent TCI Group's net operating loss carryforwards are utilized by TCI in future periods.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $203 million at June 30, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. As described in note 7, TCI Group also has provided certain credit enhancements with respect to the 1998 Joint Ventures. TCI Group also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1998, the amount of such obligations or guarantees was approximately $272 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 12, TCI Group has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the EMG Affiliation Agreement.

         TCI Group is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI Group is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified numbers of customers.

         TCI Group is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at June 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at June 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $419 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Effective as of December 16, 1997, NDTC, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through June 30, 1998, approximately 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note
         2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         TCI Group has entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCI Group agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $400 million. The initial term of the Lease is two years, and it provides for renewal, at TCI Group's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCI Group is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of June 30, 1998, TCI Group has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $107 million. Current annual lease payments with respect to such leased equipment are $16 million. TCI Group has treated the Lease as an operating lease in the accompanying combined financial statements.

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TCI Group's products and services, systems that support operations of TCI Group and protect its assets, and all internal use software. TCI Group is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         During the six months ended June 30, 1998, TCI Group began the process of testing and replacing or remediating critical components of its cable systems' headend equipment. Although no assurance can be given, TCI Group expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCI Group began the process of remediating systems that control the commercial advertising in its cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TCI Group continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TCI Group's business and financial systems and software which will continue to be utilized by TCI Group beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

         Significant third party vendors whose systems are critical to TCI Group's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, TCI Group completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, TCI Group has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TCI Group's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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

         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TCI Group's allocable share of such cost elements is estimated to be not less than $47 million. Although there can be no assurance, TCI Group anticipates that the costs ultimately required to be paid to ensure TCI Group's year 2000 readiness will not have a material adverse effect on TCI Group's financial position, results of operations or cash flows. However, there can be no assurance that TCI Group's systems or the systems of other companies on which TCI Group relies will be converted in time or that any such failure to convert by TCI Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)

                                                                     June 30,    December 31,
                                                                       1998          1997
                                                                   ------------  ------------
Assets                                                                amounts in thousands
Cash and cash equivalents                                          $     33,679        40,871

Restricted cash (note 8)                                                  9,466         4,527

Trade and other receivables, net                                         53,074        39,963

Prepaid program rights                                                  119,774       104,219

Committed film inventory                                                132,422       114,658

Investments in affiliates, accounted for
    under the equity method, and related
    receivables (note 5)                                              1,258,285       538,149

Investment in Time Warner, Inc. ("Time Warner") (note 6)              4,875,230     3,537,841

Other investments, at cost, and related
    receivables (note 7)                                                400,822       401,810

Property and equipment, at cost:
    Land                                                                     --            39
    Support equipment and buildings                                      44,267        41,478
                                                                   ------------  ------------
                                                                         44,267        41,517
    Less accumulated depreciation                                        14,968        13,954
                                                                   ------------  ------------
                                                                         29,299        27,563
                                                                   ------------  ------------

Excess cost over acquired net assets                                    212,817       203,300
    Less accumulated amortization                                        18,375         9,057
                                                                   ------------  ------------
                                                                        194,442       194,243
                                                                   ------------  ------------

Other assets, at cost, net of amortization                               28,731        24,371
                                                                   ------------  ------------

                                                                   $  7,135,224     5,028,215
                                                                   ============  ============



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                       June 30,    December 31,
                                                                         1998          1997
                                                                     ------------  ------------
Liabilities and Combined Equity                                          amounts in thousands
Accounts payable and accrued liabilities                             $     90,252        69,367

Accrued stock compensation (note 10)                                       82,875        68,846

Program rights payable                                                    177,005       156,351

Deferred option premium (note 6)                                               --       305,742

Debt (note 8)                                                             981,395       348,590

Deferred income taxes                                                   1,571,355     1,042,762

Other liabilities                                                           2,064         2,060
                                                                     ------------  ------------

    Total liabilities                                                   2,904,946     1,993,718
                                                                     ------------  ------------

Minority interests in equity of attributed subsidiaries                   103,501       101,000

Obligation to redeem Liberty Group Stock (note 9)                          16,222            --

Combined equity (note 9):
    Combined equity                                                     2,082,249     1,690,256
    Accumulated other comprehensive earnings, net of
      taxes (note 1)                                                    1,543,100       734,649
                                                                     ------------  ------------
                                                                        3,625,349     2,424,905

    Due to related parties                                                485,206       508,592
                                                                     ------------  ------------

        Total combined equity                                           4,110,555     2,933,497
                                                                     ------------  ------------

Commitments and contingencies (notes 2, 9 and 10)                    $  7,135,224     5,028,215
                                                                     ============  ============


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                   Three months ended             Six months ended
                                                                         June 30,                     June 30,
                                                               ---------------------------   ---------------------------
                                                                   1998           1997           1998           1997
                                                               ------------   ------------   ------------   ------------
                                                                                 amounts in thousands,
                                                                               except per share amounts
Revenue:
   Related parties (note 9)                                    $     69,700         24,127        141,408         46,638
   Others                                                            95,325         35,545        180,287         72,393
                                                               ------------   ------------   ------------   ------------
                                                                    165,025         59,672        321,695        119,031
                                                               ------------   ------------   ------------   ------------

Operating costs and expenses:
   Operating                                                         89,961         19,903        169,700         39,429
   Selling, general and administrative                               52,069         24,768         94,143         37,232
   Charges from related parties (note 9)                              6,536          2,354         13,886          4,433
   Stock compensation (notes 9 and 10)                               62,306         14,466        138,436         20,040
   Depreciation and amortization                                      8,119            776         15,907          1,555
                                                               ------------   ------------   ------------   ------------
                                                                    218,991         62,267        432,072        102,689
                                                               ------------   ------------   ------------   ------------

        Operating income (loss)                                     (53,966)        (2,595)      (110,377)        16,342

Other income (expense):
   Interest expense to related party (note 9)                        (1,143)            --         (6,874)            --
   Other interest expense                                            (9,787)          (306)       (13,329)          (611)
   Dividend and interest income                                      13,393          8,212         26,755         19,247
   Share of earnings (losses) of affiliates, net (note 5)           (49,021)         5,739        (71,020)        12,975
   Minority interests in earnings of attributed subsidiaries         (1,601)        (2,295)          (762)       (11,909)
   Gain on disposition of assets (note 6)                               789            581        515,307            581
   Gain on issuance of equity interests by
      affiliate (note 5)                                                 --             --         23,460             --
   Loss on early extinguishment of debt                                  --           (320)            --           (320)
   Other, net                                                            (8)             6           (115)           115
                                                               ------------   ------------   ------------   ------------
                                                                    (47,378)        11,617        473,422         20,078
                                                               ------------   ------------   ------------   ------------

        Earnings (loss) before income taxes                        (101,344)         9,022        363,045         36,420

Income tax benefit (expense)                                         36,727         (2,481)      (124,521)       (14,267)
                                                               ------------   ------------   ------------   ------------

        Net earnings (loss)                                    $    (64,617)         6,541        238,524         22,153
                                                               ============   ============   ============   ============

Basic earnings (loss) attributable to common
   stockholders per common share (note 3)                      $       (.18)           .02            .67            .06
                                                               ============   ============   ============   ============

Diluted earnings (loss) attributable to common stockholders
   per common share (note 3)                                   $       (.18)           .02            .61            .05
                                                               ============   ============   ============   ============

Comprehensive earnings (note 1)                                $    405,149          6,593      1,046,975         22,205
                                                               ============   ============   ============   ============


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                          Combined Statement of Equity

                         Six months ended June 30, 1998
                                   (unaudited)

                                                                Accumulated other
                                                                  comprehensive    Due to           Total
                                                      Combined       earnings,     related         combined
                                                       equity      net of taxes    parties         equity
                                                    ------------   ------------  ------------   ------------
                                                                      amounts in thousands
Balance at January 1, 1998                          $  1,690,256        734,649       508,592      2,933,497

   Net earnings                                          238,524             --            --        238,524
   Payments for call agreements                          (63,521)            --            --        (63,521)
   Purchase of Liberty Group Stock                        (8,265)            --            --         (8,265)
   Issuance of Liberty Group Stock                       173,164             --        (5,074)       168,090
   Gain, net of taxes, in connection with the
     issuance of common shares by USA Networks,
     Inc. ("USAI"), formerly HSN, Inc. ("HSNI")
     (note 5)                                             64,522             --            --         64,522
   Gain in connection with the issuance of common
     shares by TCI Music, Inc. ("TCI Music")               2,508             --            --          2,508
   Premium received in connection with put
     obligation                                            1,283             --            --          1,283
   Reclassification of redemption amount of
     Liberty Group Stock subject to put obligation       (16,222)            --            --        (16,222)
   Change in due to related parties                           --             --       (18,312)       (18,312)
   Change in unrealized holding gains on
     available-for-sale securities                            --        808,451            --        808,451
                                                    ------------   ------------  ------------   ------------

Balance at June 30, 1998                            $  2,082,249      1,543,100       485,206      4,110,555
                                                    ============   ============  ============   ============


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                  1998             1997
                                                                              ------------     ------------
                                                                                   amounts in thousands
                                                                                        (see note 4)
Cash flows from operating activities:
   Net earnings                                                               $    238,524           22,153
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                               15,907            1,555
        Stock compensation                                                         138,436           20,040
        Payments of stock compensation                                              (2,062)              --
        Share of losses (earnings) of affiliates, net                               71,020          (12,975)
        Deferred income tax benefit                                                (42,172)          (8,638)
        Intergroup tax allocation                                                  166,467           21,992
        Minority interests in earnings of attributed subsidiaries                      762           11,909
        Gain on disposition of assets                                             (515,307)            (581)
        Gain on issuance of equity interests by affiliate                          (23,460)              --
        Loss on early extinguishment of debt                                            --              320
        Noncash interest expense                                                     2,480               --
        Changes in operating assets and liabilities, net of acquisitions:
             Change in receivables                                                 (13,934)           1,882
             Change in inventories                                                    (608)              --
             Change in prepaid expenses                                            (34,439)           1,449
             Change in payables and accruals                                        24,904            9,954
                                                                              ------------     ------------

                  Net cash provided by operating activities                         26,518           69,060
                                                                              ------------     ------------

Cash flows from investing activities:
   Cash proceeds from dispositions                                                 215,265              581
   Cash paid for acquisitions                                                      (10,112)              --
   Capital expended for property and equipment                                      (7,163)            (705)
   Investments in and loans to affiliates and others                              (498,207)         (15,405)
   Return of capital from affiliates                                                 5,326           11,700
   Other investing activities                                                       (3,457)             650
                                                                              ------------     ------------

                  Net cash used by investing activities                           (298,348)          (3,179)
                                                                              ------------     ------------

Cash flows from financing activities:
   Borrowings of debt                                                              878,920            2,020
   Repayments of debt                                                             (247,293)          (3,640)
   Change in restricted cash                                                        (4,939)              --
   Contribution for issuance of Liberty Group Stock                                     --            2,054
   Purchase of Liberty Group Stock                                                  (8,265)         (13,256)
   Premium received on put contracts                                                 1,283               --
   Cash transfers to related parties                                              (291,514)         (10,750)
   Payments for call agreements                                                    (63,521)              --
   Contributions by minority shareholders of attributed subsidiaries                    --                8
   Distributions to minority shareholders of attributed subsidiaries                   (33)             (35)
                                                                              ------------     ------------

                  Net cash provided (used) by financing activities
                                                                                   264,638          (23,599)

                  Net increase  (decrease) in cash and cash equivalents             (7,192)          42,282

                  Cash and cash equivalents at beginning of period                  40,871          317,359

                  Cash and cash equivalents at end of period                  $     33,679          359,641
                                                                              ============     ============

See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                  June 30, 1998
                                   (unaudited)


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

         The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto of Liberty Media Group for the year ended December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Effective January 1, 1998, Liberty Media Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Liberty Media Group has reclassified its prior period combined balance sheet and combined statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings be reported in a financial statement in the period in which they are recognized. Liberty Media Group has included unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in combined equity. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of other comprehensive earnings in Liberty Media Group's combined statements of operations, and is included in accumulated other comprehensive earnings in Liberty Media Group's combined balance sheets and combined statement of equity.

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

         Dividends on Liberty Group Stock are payable at the sole discretion of the Board out of the lesser of assets of TCI legally available for dividends or the available dividend amount with respect to Liberty Media Group, as defined. Determinations to pay dividends on Liberty Group Stock are based primarily upon the financial condition, results of operations and business requirements of Liberty Media Group and TCI as a whole.

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

         All financial impacts of issuances and purchases of shares of TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, which are attributed to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group, TCI Ventures Group or Liberty Media Group, respectively. All financial impacts of issuances of shares of TCI Ventures Group Stock or Liberty Group Stock, the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively, will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Group Stock, TCI Ventures Group Stock or Liberty Group Stock, will be attributed entirely to TCI Group, TCI Ventures Group or Liberty Media Group, respectively, except that dividends or other distributions on TCI Ventures Group Stock or Liberty Group Stock will (if at the time there is an Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively) result in TCI Group being credited, and TCI Ventures Group or Liberty Media Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock or Liberty Group Stock and a fraction of the numerator of which is the TCI Ventures Group or the Liberty Media Group "Inter-Group Interest Fraction" and the denominator of which is TCI Ventures Group or the Liberty Media Group "Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock or Liberty Group Stock, the consideration for which is charged to TCI Group, will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group or Liberty Media Group, respectively.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and Italy Merger Corp., an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

         In the Merger, (i) TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock will remain outstanding, (ii) TCI's Convertible Preferred Stock, Series C-TCI Group will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (132.86 shares per preferred share), (iii) TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (56.25 shares per preferred share), (iv) TCI's Redeemable Convertible TCI Group Preferred Stock, Series G will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (1.19 shares per preferred share) and (v) TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock") will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (0.590625 of a share per preferred share).



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." The Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently held by TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc., the stock of At Home Corporation held by TCI Ventures Group and the assets and business of the National Digital Television Center, Inc.) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement due to the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.

(3)      Earnings Per Common and Potential Common Share

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



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The basic earnings (loss) attributable to Liberty Media Group common stockholders per common share for the three months and six months ended June 30, 1998 and 1997 was computed by dividing earnings (loss) attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

         The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the six months ended June 30, 1998 and the three months and six months ended June 30, 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), the Series H Preferred Stock, convertible notes payable, stock options and other performance awards have been included in the computation of weighted average shares, as illustrated below. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

         The diluted loss attributable to Liberty Media Group common stockholders per common share for the three months ended June 30, 1998 was computed by dividing the net loss attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to Liberty Group Stock is presented below:

                                                     Three months ended June 30,           Six months ended June 30,
                                                  ---------------------------------    --------------------------------
                                                       1998               1997              1998              1997
                                                  --------------     --------------    --------------    --------------
                                                            amounts in thousands, except per share amounts
  Basic EPS:
       Earnings (loss) attributable to
          common stockholders                     $      (64,617)             6,541           238,524            22,153
                                                  ==============     ==============    ==============    ==============

       Weighted average common shares                    357,751            374,504           356,296           374,435
                                                  ==============     ==============    ==============    ==============
       Basic earnings (loss) per share
          attributable to common stockholders     $         (.18)               .02               .67               .06
                                                  ==============     ==============    ==============    ==============

  Diluted EPS:
       Earnings (loss) attributable to
          common stockholders                     $      (64,617)             6,541           238,524            22,153
                                                  ==============     ==============    ==============    ==============

       Weighted average common shares                    357,751            374,504           356,296           374,435
                                                  ==============     ==============    --------------    --------------
       Add dilutive potential common shares:
          Employee and director options and
             other performance awards                         --              3,635             7,719             3,436
          Convertible notes payable                           --             19,605            19,417            19,605
          Series C-Liberty Media Group
             Preferred Stock                                  --              3,970             3,970             3,970
          Series D Preferred Stock                            --              5,599                --             5,599
          Series H Preferred Stock                            --              3,953             3,879             3,953
                                                  --------------     --------------    --------------    --------------
          Dilutive potential common shares                    --             36,762            34,985            36,563
                                                  --------------     --------------    --------------    --------------
       Diluted weighted average common shares            357,751            411,266           391,281           410,998
                                                  ==============     ==============    ==============    ==============
       Diluted earnings (loss) per share
          attributable to common stockholders     $         (.18)               .02               .61               .05
                                                  ==============     ==============    ==============    ==============

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $17,649,000 and $612,000 for the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes during the six months ended June 30, 1998 and 1997 was not material.

                                                                                     Six months ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   1998             1997
                                                                               ------------     ------------
                                                                                     amounts in thousands
                Cash paid for acquisitions is as follows:
                          Fair value of assets acquired                        $     14,617               --
                          Net liabilities assumed                                    (1,718)              --
                          Minority interests in equity of acquired entities            (279)              --
                          Gain in connection with the issuance of common
                              shares by TCI Music                                    (2,508)              --
                                                                               ------------     ------------

                          Cash paid for acquisitions                           $     10,112               --
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


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Significant noncash investing and financing activities are as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands
          Issuance of Liberty Group Stock in exchange for common stock
               of affiliate (note 5)                                        $        168,090                 --
                                                                            ================   ================

          Noncash accretion of contingent obligation to purchase shares of attributed subsidiary from minority holders
                                                                            $          2,425                 --
                                                                            ================   ================


(5)      Investments in Affiliates

         Summarized unaudited results of operations for the periods in which Liberty Media Group used the equity method to account for such affiliates are as follows:

         Combined Operations

                                                                                 Six Months ended June 30,
                                                                            -----------------------------------
                                                                                 1998                  1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands

             Revenue                                                        $      5,046,869          2,552,690
             Operating selling, general and administrative expenses               (4,156,502)        (2,287,382)
             Depreciation and amortization                                          (554,377)          (121,990)
                                                                            ----------------    ---------------

                Operating income                                                     335,990            143,318

             Interest expense                                                       (387,020)           (66,510)
             Other, net                                                              (51,106)          (108,489)
                                                                            ----------------    ---------------

                Net loss                                                    $       (102,136)           (31,681)
                                                                            ================    ===============

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                   June 30,           December 31,
                                                                     1998                 1997
                                                               ----------------    ----------------
                                                                        amounts in thousands
          Discovery Communications, Inc. ("Discovery")         $         69,851              88,251
          QVC, Inc. ("QVC")                                             154,760             133,920
          BET Holdings, Inc. ("BET")                                     30,257              26,466
          Courtroom Television Network ("Court")                         (3,157)             (3,286)
          Fox/Liberty Networks LLC ("Fox Sports")(a)                    (21,366)            (21,608)
          Liberty/TINTA LLC ("Liberty/TINTA")                           (14,927)            (14,532)
          Superstar/Netlink Group LLC ("Superstar/Netlink")(b)          (12,514)            (40,161)
          Home Shopping Network, Inc. ("HSN")                           146,773             118,653
          USAI(c)                                                       716,874             228,522
          Your Choice TV, LLC ("YCTV")                                    8,609               9,316
          United Video Satellite Group, Inc. ("UVSG")(d)                166,507                  --
          Other                                                          16,618              12,608
                                                               ----------------    ----------------
                                                               $      1,258,285             538,149
                                                               ================    ================


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                        Six months ended
                                                           June 30,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------     ------------
                                                       amounts in thousands
Discovery                                        $    (18,400)             188
QVC                                                    20,840           12,382
BET                                                     3,791            2,813
Court                                                     129           (3,151)
Fox Sports (a)                                        (76,610)              --
Liberty/TINTA                                          (4,983)              --
Superstar/Netlink (b)                                   7,492            8,014
HSN                                                     2,036            2,295
USAI (c)                                                6,702            1,319
YCTV                                                   (3,299)              --
UVSG (d)                                               (1,583)              --
Other                                                  (7,135)         (10,885)
                                                 ------------     ------------
                                                 $    (71,020)          12,975
                                                 ============     ============

         (a) Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Liberty Media Group's share of losses of Fox Sports for the six months ended June 30, 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports was less than zero.

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


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         (c) In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, HSN and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997 (the "Investment Agreement"), HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USAI, a New York general partnership, to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities.

                  At the closing of the Universal Transaction, Universal was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company ("USANi LLC") formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

                  At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events (the "Contingent Right"). Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV Inc. ("BDTV-IV" and collectively with BDTV INC., BDTV-II INC. and BDTV III INC, "BDTV"), a newly-formed entity having substantially the same terms as BDTV INC., BDTV-II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




                  In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Universal Transaction, Liberty Media Group recorded a $33 million increase to combined equity (after deducting a deferred tax liability of $21 million) and an increase to investments in affiliates of $54 million. On June 24, 1998, USAI consummated the previously announced agreement to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own through a tax-free merger (the "Ticketmaster Transaction"). In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Ticketmaster Transaction, Liberty Media Group recorded a $32 million increase to combined equity (after deducting a deferred tax liability of $20 million) and an increase to investment in affiliates of $52 million. No gain was recognized in the combined statements of operations due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.

                  In connection with the Universal Transaction, each of Universal and Liberty Media Group was granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had prior to such issuances. In connection with such right, on June 4, 1998, Liberty Media Group purchased approximately 4.7 million shares of USAI's capital stock at $20 per share as a result of the conversion by USAI of certain convertible debentures whereby USAI common stock was issued to retire such debentures. Additionally, on June 30, 1998, Liberty Media Group contributed $300 million in cash to USANi LLC in exchange for an aggregate of 15 million LLC Shares. Liberty Media Group's cash purchase price was increased at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities. In addition, on July 27, 1998, Liberty Media Group purchased approximately 7.9 million LLC Shares at $20 per share as a result of the issuance of common stock by USAI in the Ticketmaster Transaction. Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock. Including indirect ownership interests in USAI of 8% held through BDTV, Liberty Media Group held direct and indirect ownership interests in USAI as of June 30, 1998 of approximately 20%.

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




(6)      Investment in Time Warner

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

         As security for borrowings under one of its credit facilities, Liberty Media Group has pledged a portion of its TW Exchange Stock. At June 30, 1998, such pledged portion had an aggregate fair value of approximately $1.9 billion based upon the market value of the marketable common stock into which it is convertible. See note 8.

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

(7)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                    June 30,           December 31,
                                                                      1998                 1997
                                                                ----------------    -----------------
                                                                         amounts in thousands
Investment in preferred stock, at cost, including premium       $        370,688              370,791

Other investments, at cost, and related receivables                       30,134               31,019
                                                                ----------------    -----------------
                                                                $        400,822              401,810
                                                                ================    =================


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $469 million and $458 million at June 30, 1998 and December 31, 1997, respectively. No independent external appraisals were conducted for those assets.

(8)      Debt

         Debt is summarized as follows:


                                                                    June 30,       December 31,
                                                                      1998             1997
                                                                 -------------     ------------
                                                                      amounts in thousands
           Bank credit facilities:
             Communications Capital Corp. (a)                    $     298,000          292,000
             LMC Capital LLC (b)                                       305,000               --
             TCI Music (c)                                              77,736           53,200
             Encore Media Group LLC (d)                                300,000               --
             Other                                                         659            3,390
                                                                 -------------     ------------
                                                                 $     981,395          348,590
                                                                 =============     ============


         (a)      Payable by Communications Capital Corp. ("CCC")

                  This revolving credit agreement, as amended, provides for borrowings up to $500 million through August of 2000. Interest on borrowings under the agreement is tied to, at CCC's option, the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The revolving credit agreement provides as security for this indebtedness a portion of Liberty Media Group's TW Exchange Stock. Additionally, the agreement provides for a three-month interest reserve to be held by an administrative agent. At June 30, 1998, $4.6 million was held in the interest reserve and is included in restricted cash in the accompanying combined balance sheets. CCC must pay an annual commitment fee of .2% of the unfunded portion of the commitment.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         (b)      Payable by LMC Capital LLC ("LMC Capital")

                  This revolving credit agreement, dated June 4, 1998, provides for borrowings up to $640 million through June 2003. Interest on borrowings under the agreement is tied to, at LMC Capital's option, the bank's prime rate or the LIBOR plus an applicable margin. Additionally, the credit agreement provides for a three-month interest reserve to be held by an administrative agent. At June 30, 1998, $4.9 million was held in the interest reserve and is included in restricted cash in the accompanying combined balance sheets. LMC Capital must pay an annual commitment fee of .2% of the unfunded portion of the commitment. The banks lend against collateral designated by LMC Capital ("Designated Assets"). The components of the Designated Assets may be changed from time to time. The aggregate market value of the Designated Assets, as determined by certain criteria in the LMC Capital agreement, must at all times exceed an amount equal to three times the total outstandings under the facility. The Designated Assets at June 30, 1998 were Liberty Media Group's holdings in Discovery, QVC and a 30 year non-convertible 9% preferred stock of Fox Kids Worldwide, Inc. with a stated value of $345 million. The carrying value of the Designated Assets as of June 30, 1998 was $595 million. Recourse to the banks for payment of LMC Capital's obligations is limited solely to the Designated Assets.

         (c)      Payable by TCI Music

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

         (d)      Payable by Encore Media Group LLC ("Encore Media Group")

                  On July 7, 1997, Encore Media Group obtained a $625 million senior, secured facility (the "EMG Senior Facility") in the form of a $225 million reducing revolving line of credit and a $400 million, 364-day revolving credit facility convertible to a term loan. In June, 1998, Encore Media Group converted the 364-day facility to a $300 million term loan. Interest on the EMG Senior Facility is tied to, at Encore Media Group's option, the bank's prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Encore Media Group is required to pay a commitment fee which varies based on a leverage ratio. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios.

         The fair market value of Liberty Media Group's debt approximated its carrying value at June 30, 1998.

                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(9)      Combined Equity

         In conjunction with a stock repurchase program or similar transaction, TCI may elect to sell put options on its own common stock. Proceeds from any sales of puts with respect to Liberty Group Stock are reflected by Liberty Media Group as an increase to combined equity, and an amount equal to the maximum redemption amount under unexpired put options with respect to Liberty Group Stock is reflected as an obligation to redeem Liberty Group Stock in the accompanying combined balance sheets.

         During the six months ended June 30, 1998, pursuant to the stock repurchase program, 266,783 shares of Liberty Group Stock were repurchased at an aggregate cost of approximately $8 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.


         On July 13, 1998, Liberty Media Group announced that it had made a proposal to TCI International, Inc. ("TINTA") concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of TINTA not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Liberty Group Series A Stock for each share of Tele-Communications International, Inc. Series A Common Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, will be considered by TINTA's board of directors. TINTA, on behalf of the board of directors, has engaged an investment banking firm to render its opinion concerning the fairness to TINTA's public shareholders of the consideration offered by Liberty Media Group.


         Stock Options and Stock Appreciation Rights

         Liberty Media Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted by TCI to certain TCI employees and/or directors who are involved with Liberty Media Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through June 30, 1998, and is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI SARs resulted in increases to Liberty Media Group's share of TCI's stock compensation liability of $124 million and $15 million for the six months ended June 30, 1998 and 1997, respectively. In addition, for the six months ended June 30, 1998, Liberty Media Group made cash payments relating to its share of TCI's stock compensation obligations of $2 million.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the six months ended June 30, 1998 and 1997, Liberty Media Group was allocated $2,451,000 and $526,000, respectively, in corporate general and administrative costs by TCI.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the six months ended June 30, 1998 and 1997, aggregated $10,990,000 and $3,907,000, respectively.

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

         On July 11, 1997, TCI Music merged with DMX, Inc. (the "DMX Merger"). In connection with the DMX Merger, TCI assumed a contingent obligation to purchase from all holders who tender shares and rights in accordance with the terms of a Rights Agreement (the "Rights Agreement") up to 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million of the TCI-owned TCI Music Series A Common Stock by assuming the obligation of the Rights Agreement and issuing an $80 million promissory note (the "Music Note") to TCI. Liberty Media Group has recorded its contingent obligation to purchase such shares as a component of minority interest in equity of attributed subsidiaries in the accompanying combined financial statements. Including rights held by subsidiaries of TCI that are not members of Liberty Media Group, the obligation under the Rights Agreement could be as high as $86 million and will be satisfied by Liberty Media Group in the third quarter of 1998.

         During the first quarter of 1998, TCI Music issued approximately 382,000 shares of its Series A Common Stock in connection with certain acquisitions. In connection with the issuance of such shares, Liberty Media Group's ownership interest was diluted to 77.6% (TCI's ownership interest was diluted to 80.7%) and Liberty Media Group recorded a $2.5 million increase to combined equity. No gain was recognized in the combined statements of operations due primarily to Liberty Media Group's contingent obligation under the Rights Agreement.

         Due to Related Parties

                                                             June 30,      December 31,
                                                               1998           1997
                                                          ------------    ------------
                                                               amounts in thousands
Notes payable to TCI Group, including accrued interest    $     84,240         378,348
Intercompany account                                           400,966         130,244
                                                          ------------    ------------
                                                          $    485,206         508,592
                                                          ============    ============



                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Amounts outstanding under the notes payable to TCI Group bear interest at 6.5%. Payments of principal and interest on notes payable to TCI Group during the first six months of 1998 aggregated approximately $301 million. During the second quarter of 1998, TCI issued 153,183 shares of Liberty Group Series B Stock valued at $5 million to an individual who is an officer and director of TCI for the benefit of entities attributed to TCI Group, Accordingly, the Music Note was reduced by such amount.

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

(10)     Commitments and Contingencies

         Encore Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 1998, these agreements require minimum payments aggregating approximately $680 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, it is anticipated that the required aggregate payments under the Film Licensing Obligations will be significant.

         Liberty Media Group leases business offices, has entered into transponder lease agreements, and uses certain equipment under lease arrangements.

         Estimates of stock compensation granted to employees of an attributed subsidiary of Liberty Media Group have been recorded in the accompanying combined financial statements, but are subject to future adjustment based upon a valuation model derived from such attributed subsidiary's cash flow, working capital and debt.

         Liberty Media Group has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty Media Group may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of Liberty Media Group's products and services, systems that support operations of Liberty Media Group and protect its assets, and all internal use software. Liberty Media Group is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TCI began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical to the ability of Liberty Media Group and its affiliates to earn revenue from the distribution of programming services. Although no assurance can be given, TCI expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCI began the process of remediating systems that control the commercial advertising in its cable operations, including the advertisement of programming services distributed by Liberty Media Group and its affiliates. Although no assurance can be given, those remediation efforts should be complete by mid-1999. Liberty Media Group continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. Liberty Media Group's business and financial systems and software which will continue to be utilized by Liberty Media Group beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

         Significant third party vendors whose systems are critical to the Liberty Media Group's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. Also, Liberty Media Group has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of Liberty Media Group's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. Liberty Media Group's allocable share of such cost elements is estimated to be not less than $1 million. Although there can be no assurance, Liberty Media Group anticipates that the costs ultimately required to be paid to ensure Liberty Media Group's year 2000 readiness will not have a material adverse effect on Liberty Media Group's financial position, results of operations or cash flows. However, there can be no assurance that Liberty Media Group's systems or the systems of other companies on which Liberty Media Group relies will be converted in time or that any such failure to convert by Liberty Media Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)


                                                                                 June 30,       December 31,
                                                                                   1998            1997
                                                                               ------------    ------------
                                                                                   amounts in thousands
Assets

Cash and cash equivalents                                                      $    193,567         161,495

Trade and other receivables, net                                                     86,967          86,856

Investment in Teleport Communications Group, Inc. ("TCG"), accounted for
    under the equity method (note 9)                                                464,193         294,851

Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P. and
    PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted for
    under the equity method (note 10)                                               351,648         607,333

Investment in Telewest Communications plc ("Telewest"), accounted for
    under the equity method (note 11)                                               263,381         324,417

Investment in Cablevision S.A. ("Cablevision"), accounted for under the
    equity method (note 5)                                                          231,957         239,379

Investments in other affiliates, accounted for under the equity method,
    and related receivables (note 12)                                               616,805         631,918

Deferred tax asset (note 15)                                                         13,882          85,737

Property and equipment, at cost:
      Land                                                                            7,893           7,893
      Distribution systems                                                          713,177         851,145
      Support equipment and buildings                                               118,036         116,088
                                                                               ------------    ------------
                                                                                    839,106         975,126
      Less accumulated depreciation                                                 290,847         265,945
                                                                               ------------    ------------
                                                                                    548,259         709,181
                                                                               ------------    ------------

Franchise costs and other intangible assets                                         552,026         333,516
      Less accumulated amortization                                                  99,607          76,507
                                                                               ------------    ------------
                                                                                    452,419         257,009
                                                                               ------------    ------------

Other assets, net of amortization                                                   433,010         381,726
                                                                               ------------    ------------

                                                                               $  3,656,088       3,779,902
                                                                               ============    ============


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                                                  June 30,     December 31,
                                                                                    1998            1997
                                                                               ------------    ------------
                                                                                    amounts in thousands
Liabilities and Combined Equity

Accounts payable                                                               $     32,021          31,825

Accrued liabilities                                                                  94,548         109,549

Customer prepayments                                                                133,398         133,479

Capital lease obligations                                                           200,458         386,808

Debt (note 13)                                                                      594,000         408,532

Other liabilities                                                                    22,250          18,683
                                                                               ------------    ------------

        Total liabilities                                                         1,076,675       1,088,876
                                                                               ------------    ------------

Minority interests in equity of attributed subsidiaries                             412,501         420,177

Obligation to redeem TCI Ventures Group Stock (note 14)                               2,963              --

Combined equity (notes 6 and 14):
   Combined equity                                                                2,079,918       2,215,683
   Accumulated other comprehensive earnings, net of taxes (note 1)                   75,902          33,661
                                                                               ------------    ------------
                                                                                  2,155,820       2,249,344

   Due to related parties (note 14)                                                   8,129          21,505
                                                                               ------------    ------------

        Total combined equity                                                     2,163,949       2,270,849
                                                                               ------------    ------------

Commitments and contingencies  (notes 2, 8, 10, 11, 12, 14 and 16)             $  3,656,088       3,779,902
                                                                               ============    ============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                       Three months ended              Six months ended
                                                                             June 30,                      June 30,
                                                                 ---------------------------    ---------------------------
                                                                     1998             1997            1998           1997
                                                                 -----------    ------------    ------------   ------------
                                                                                   amounts in thousands,
                                                                                  except per share amounts
Revenue:
    Related parties (note 14)                                    $    10,666           9,665          21,449         24,065
    Other                                                            214,465         242,455         414,680        475,075
                                                                 -----------    ------------    ------------   ------------
                                                                     225,131         252,120         436,129        499,140
                                                                 -----------    ------------    ------------   ------------
Operating costs and expenses:
    Operating:
       Related parties (note 14)                                      12,726          14,369          24,970         30,219
       Other                                                         131,709         131,988         257,430        249,222
    General and administrative:
       Related parties (note 14)                                       4,076           2,212           6,270          4,424
       Other                                                          53,502          63,562         102,569        125,995
    Cost of distribution agreements (note 8)                              --              --          83,320             --
    Stock compensation (note 14)                                      44,696           4,663         126,786         12,925
    Depreciation and amortization                                     35,430          44,020          70,975         85,164
                                                                 -----------    ------------    ------------   ------------
                                                                     282,139         260,814         672,320        507,949
                                                                 -----------    ------------    ------------   ------------

          Operating loss                                             (57,008)         (8,694)       (236,191)        (8,809)

Other income (expense):
    Share of losses of the PCS Ventures (note 10)                   (168,588)        (93,849)       (323,790)      (157,385)
    Share of losses of Telewest (note 11)                            (33,498)        (31,750)        (63,717)       (73,458)
    Share of losses of TCG (note 9)                                  (14,337)        (14,049)        (32,043)       (27,817)
    Share of losses of Cablevision (note 5)                           (4,386)             --          (7,591)            --
    Share of losses of other affiliates (note 12)                    (25,072)        (27,301)        (49,712)       (50,409)
    Interest expense                                                 (14,495)        (15,348)        (23,599)       (29,544)
    Interest income:
       Related parties (note 14)                                         595           2,726           1,637          3,752
       Other                                                           2,429           1,893           4,697          3,901
    Gain on disposition of assets, net                                 4,109              --          41,897         28,893
    Gain on issuance of stock by equity investee (note 9)            201,385          21,251         201,385         21,251
    Gain on issuance of equity interest by attributed entity
       (note 7)                                                           --              --          14,700             --
    Minority interests in (earnings) losses of attributed
       subsidiaries, net                                                 520          (9,076)         53,325         (8,460)
    Other, net                                                        (1,947)          3,984             132          6,250
                                                                 -----------    ------------    ------------   ------------
                                                                     (53,285)       (161,519)       (182,679)      (283,026)
                                                                 -----------    ------------    ------------   ------------

          Loss before income taxes                                  (110,293)       (170,213)       (418,870)      (291,835)

Income tax benefit                                                    24,779          58,307         109,973        102,677
                                                                 -----------    ------------    ------------   ------------

          Net loss                                               $   (85,514)       (111,906)       (308,897)      (189,158)
                                                                 ===========    ============    ============   ============

Basic and diluted loss attributable to common stockholders
    per common share subsequent to TCI Ventures Exchange
    (note 3)                                                     $     (0.20)                         (0.73)
                                                                 ===========                    ===========

Comprehensive loss (note 1)                                      $   (53,189)        (87,405)       (266,656)      (194,035)
                                                                 ===========    ============    ============   ============



See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Equity

                         Six months ended June 30, 1998
                                   (unaudited)



                                                                   Accumulated
                                                                      other
                                                                   comprehensive       Due to            Total
                                                    Combined          earnings,        related           combined
                                                     equity         net of taxes       parties           equity
                                                   ------------     ------------     ------------     ------------
                                                                      amounts in thousands
Balance at January 1, 1998                         $  2,215,683           33,661           21,505        2,270,849
   Net loss                                            (308,897)              --               --         (308,897)
   Repurchases of TCI Ventures Group Stock               (3,857)              --               --           (3,857)
   Issuance of TCI Ventures Group Stock for
     acquisition of minority interest (note 6)          177,661               --               --          177,661
   Payment of call premiums (note 14)                   (75,836)              --               --          (75,836)
   Transfer of net liabilities to related party
     (note 14)                                           49,528               --               --           49,528
   Adjustment to minority interest deficit in
     joint venture (note 7)                              24,524               --               --           24,524
   Excess of earnings over distributions to
     minority interest in joint venture                   3,969               --               --            3,969
   Reclassification of redemption amount of TCI
     Ventures Group Stock subject to put
     obligation                                          (2,963)              --               --           (2,963)
   Premium received in connection with put
     obligation                                             348               --               --              348
   Interest on equity swap                                 (242)              --               --             (242)
   Foreign currency translation adjustment                   --           (3,580)              --           (3,580)
   Change in unrealized holding gains for
     available-for-sale securities                           --           45,821               --           45,821
   Change in due to related parties                          --               --          (13,376)         (13,376)
                                                   ------------     ------------     ------------     ------------

Balance at June 30, 1998                           $  2,079,918           75,902            8,129        2,163,949
                                                   ============     ============     ============     ============

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)


                                                                                           Six months ended
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                        1998             1997
                                                                                    ------------     ------------
                                                                                         amounts in thousands
                                                                                             (see note 4)
Cash flows from operating activities:
   Net loss                                                                         $   (308,897)        (189,158)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
        Depreciation and amortization                                                     70,975           85,164
        Cost of distribution agreements                                                   83,320               --
        Stock compensation                                                               126,786           12,925
        Payment of obligation relating to stock compensation                             (69,020)             (57)
        Share of losses of affiliates, net                                               476,853          309,069
        Gain on disposition of assets, net                                               (41,897)         (28,893)
        Gain on issuance of stock by equity investee                                    (201,385)         (21,251)
        Gain on issuance of equity interest by attributed entity                         (14,700)              --
        Minority interests' share of losses (earnings), net                              (53,325)           8,460
        Other noncash charges (credits)                                                     (236)           2,304
        Deferred income tax expense (benefit)                                             42,546           (5,690)
        Intergroup tax allocation                                                       (166,467)        (104,621)
        Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of Flextech p.l.c.:
             Change in receivables                                                           804           (4,297)
             Change in payables, accruals, customer prepayments and
                other liabilities                                                         (1,370)         (20,919)
                                                                                    ------------     ------------

                 Net cash provided by (used in) operating activities
                                                                                    $    (56,013)          43,036
                                                                                    ------------     ------------


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued
                                   (unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   1998             1997
                                                                               ------------     ------------
                                                                                    amounts in thousands
                                                                                        (see note 4)
Cash flows from investing activities:
   Investments in and loans to affiliates                                      $   (160,887)        (145,997)
   Capital expended for property and equipment                                      (59,770)         (87,052)
   Proceeds from dispositions of assets                                              82,951               --
   Maturities (purchases) of marketable securities, net                              32,667          (35,419)
   Collections of loans to affiliates                                                13,012           70,430
   Effect of the deconsolidation of Flextech p.l.c. on cash and cash
      equivalents                                                                        --          (38,142)
   Cash paid for acquisitions, net                                                       --          (11,993)
   Other, net                                                                        (6,527)          (7,574)
                                                                               ------------     ------------

                 Net cash used in investing activities                              (98,554)        (255,747)
                                                                               ------------     ------------

Cash flows from financing activities:
   Borrowings of debt                                                               204,000          195,290
   Repayments of debt and capital lease obligations                                 (22,814)        (214,242)
   Payment of call premiums                                                         (75,836)              --
   Repurchase of common stock by attributed entities                                 (6,947)         (42,014)
   Repurchase of TCI Ventures Group Stock                                            (3,857)              --
   Proceeds from issuance of preferred stock                                             --           48,245
   Repayments received on loan to TCI                                                83,356          122,782
   Change in amounts due to related parties                                          11,969               --
   Change in combined equity                                                             --           78,599
   Distribution to minority interest owners                                          (3,704)          (7,000)
   Other, net                                                                           472             (950)
                                                                               ------------     ------------

                 Net cash provided by financing activities                          186,639          180,710
                                                                               ------------     ------------

                 Net increase (decrease) in cash and cash equivalents                32,072          (32,001)

                 Cash and cash equivalents: Beginning of period                     161,495          105,527
                                                                               ------------     ------------

                     End of period                                             $    193,567           73,526
                                                                               ============     ============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                                  June 30, 1998
                                   (unaudited)

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

         Effective January 1, 1998, TCI Ventures Group adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). TCI Ventures Group has reclassified its prior period combined balance sheet and combined statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. TCI Ventures Group has included cumulative foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in combined equity. Pursuant to SFAS 130, these items are reflected, net of related tax effects, as components of comprehensive losses in TCI Ventures Group's combined statements of operations, and are included in accumulated other comprehensive earnings in TCI Ventures Group's combined balance sheets and statements of combined equity.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ( "SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its combined results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

         As further described in notes 5 and 12, TINTA ceased to consolidate Flextech p.l.c. ("Flextech") and Cablevision and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at June 30, 1998, as published in The Wall Street Journal.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         As of June 30, 1998, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 26% equity interest (representing a 40% voting interest) in TCG, a competitive local exchange carrier, and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) a 56% equity interest (representing a 89% voting interest) in United Video Satellite Group, Inc. ("UVSG"), which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of TCI which is a developer and distributor of for-profit education, training and communications services and products, and National Digital Television Center, Inc. and related companies ("NDTC"), which provide digital compression and authorization services to programming suppliers and to video distribution outlets. The foregoing subsidiaries and assets are collectively referred to as "TCI Ventures Group." The stocks of TINTA, TCG, @Home and UVSG are publicly traded.

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

         Holders of TCI Group Series A Stock and TCI Group Series B Stock (collectively, the "TCI Group Stock"), Liberty Group Series A Stock and Liberty Group Series B Stock (collectively, the "Liberty Group Stock") and TCI Ventures Group Stock are common stockholders of TCI and are subject to risks associated with an investment in TCI and all of its businesses, assets and liabilities.


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


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         All financial impacts of issuances and purchases of shares of TCI Ventures Group Stock which are attributed to TCI Ventures Group will be to such extent reflected in the combined financial statements of TCI Ventures Group. All financial impacts of issuances of shares of TCI Ventures Group Stock the proceeds of which are attributed to TCI Group in respect of a reduction in TCI Group's Inter-Group Interest in TCI Ventures Group will be to such extent reflected in the combined financial statements of TCI Group. Financial impacts of dividends or other distributions on TCI Ventures Group Stock will be attributed entirely to TCI Ventures Group, except that dividends or other distributions on TCI Ventures Group Stock will (if at the time there is an Inter-Group Interest in the TCI Ventures Group) result in TCI Group being credited, and TCI Ventures Group being charged (in addition to the charge for the dividend or other distribution paid), with an amount equal to the product of the aggregate amount of such dividend or other distribution paid or distributed in respect of outstanding shares of TCI Ventures Group Stock and a fraction the numerator of which is the "TCI Ventures Group Inter-Group Interest Fraction" and the denominator of which is the "TCI Ventures Group Outstanding Interest Fraction" (both as defined). Financial impacts of repurchases of TCI Ventures Group Stock, the consideration for which is charged to TCI Group will be to such extent reflected in the combined financial statements of TCI Group and will result in an increase in TCI Group's Inter-Group Interest in TCI Ventures Group.

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

                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and Italy Merger Corp., an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

         In the Merger, (i) TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock will remain outstanding, (ii) TCI's Convertible Preferred Stock, Series C-TCI Group will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (132.86 shares per preferred share), (iii) TCI's Convertible Preferred Stock Series C-Liberty Media Group will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (56.25 shares per preferred share), (iv) TCI's Redeemable Convertible TCI Group Preferred Stock, Series G will be converted into a number of shares of AT&T Common Stock equal to .7757 times the current conversion rate of such preferred stock (1.19 shares per preferred share) and (v) TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (0.590625 of a share per preferred share).


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." The Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently held by TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and TCG, the stock of @Home held by TCI Ventures Group and the assets and business of NDTC) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement due to the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(3)      Loss Per Common Share

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

         The basic and diluted loss attributable to TCI Ventures Group stockholders per common share for the three and six month periods ended June 30, 1998 was computed by dividing the net loss attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock for the period (422 million and 421 million for the three and six month periods ended June 30, 1998, respectively). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At June 30, 1998, there were 37 million potential common shares consisting of stock options and other performance awards and convertible securities that could potentially dilute future earnings per share calculations in periods of net earnings. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the stock options and other performance awards and the conversion of the convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

(4)      Supplemental Disclosures to Statements of Cash Flows

         Cash paid for interest was $23.1 million and $28.0 million for the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was $12.8 million and $17.4 million during the six months ended June 30, 1998 and 1997, respectively.

         The effects of changing the method of accounting for the TCI Ventures Group's ownership interest in Flextech from the consolidation method to the equity method (see note 12) are summarized below (amounts in thousands):

                Assets reclassified to equity investments              $         177,003
                Liabilities reclassified to equity investments                   (72,512)
                Minority interests in equity of subsidiaries
                    reclassified to equity investments                          (142,633)
                                                                       -----------------
                Decrease in cash and cash equivalents                  $         (38,142)
                                                                       -----------------

         For information concerning additional non-cash transactions see notes 6, 7 and 14.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(5)      Cablevision

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $320 million. The 1997 transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $49 million on the Cablevision Sale (excluding related tax expense of $17 million). TINTA continues to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Prior to 1997, none of Cablevision's operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's net earnings caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, TINTA began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1997, TINTA would have allocated an additional $4.3 million during the six months ended June 30, 1997 of Cablevision's net earnings to the minority interest.

         Summarized unaudited results of operations for Cablevision are as follows:

                                                                    Six months ended
                                                                     June 30, 1998
                                                                   -----------------
Consolidated Operations                                           amounts in thousands
         Revenue                                                   $         127,620
         Operating, selling, general and
            administrative expenses                                          (80,047)
         Depreciation and amortization                                       (29,921)
                                                                   -----------------
            Operating income                                                  17,652

         Interest expense, net                                               (42,879)
         Other, net                                                           11,106
                                                                   -----------------
            Net loss                                               $         (14,121)
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

         On June 11, 1998, UVSG and The News Corporation Limited ("News Corp.") announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 30 million shares of UVSG's stock, including 11,251,706 shares of its Class A common stock and 18,748,294 shares of its Class B common stock. As a result of the transaction, and certain other pending transactions, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following the transaction, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock.

         On July 23, 1998, TINTA agreed to purchase 100% of the issued and outstanding common stock of Pramer S.A., an Argentine programming company, for $80 million in cash and the assumption of certain liabilities. Consummation of such transaction is expected to occur in the third quarter of 1998. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

(7)      Dispositions

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

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted by Netlink USA ("Netlink") (the "Netlink Business") in exchange for 6.4 million shares of UVSG's common stock. In April 1998, UVSG, Liberty Media Group and Turner Vision entered into a memorandum of understanding with PRIMESTAR, Inc. ("PRIMESTAR") for the sale of Superstar/Netlink to PRIMESTAR for shares of a new series of convertible preferred stock of PRIMESTAR and the assumption of liabilities (the "PRIMESTAR Transaction"). Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the PRIMESTAR Transaction and Liberty Media Group's Netlink Business for 6.4 million shares of UVSG Class B common stock. Consummation of the transaction between Liberty Media Group and UVSG is subject to UVSG stockholder approval and certain regulatory approvals. Consummation of the PRIMESTAR Transaction is subject to a number of conditions, including negotiation of a definitive agreement and receipt of applicable regulatory approvals. No definitive agreement with respect to the PRIMESTAR Transaction has been reached, however, and there can be no assurance that any such agreement will be entered into or that the terms of any such agreement would be the same as the terms previously disclosed.

         In July 1998, TCI and the other partner of Kansas City Fiber Network, L.P. ("KC Fiber") sold the assets of KC Fiber to TCG for cash proceeds of approximately $55 million. The TCI Ventures Group held a 50% interest in KC Fiber and the remaining 50% was held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. TCI Ventures Group received proceeds of approximately $20 million in connection with such sale.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




(8)      @Home

         In April 1997, @Home issued 240,000 shares of convertible preferred stock resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997 @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, the TCI Ventures Group's economic interest in @Home decreased from 43% to 39% which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of TCI Ventures Group's ownership interest in @Home, TCI Ventures Group recognized a gain of $60 million.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of June 30, 1998. During the six months ended June 30, 1998, @Home recorded non-cash, non-recurring charges of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in "cost of distribution agreements" in the accompanying combined statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.

         Pursuant to a shareholder's agreement among certain shareholders of @Home, under certain circumstances, TCI Ventures Group could be required to sell a portion of its common stock of @Home to such shareholders.

(9)      Investment in TCG

         On June 30, 1998, TCI Ventures Group owned 1,011,528 shares of TCG's Class A common stock and 48,779,000 shares of TCG's Class B common stock. TCG's Class A common stock had a closing market value of $54.25 per share on June 30, 1998.

         On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of such merger transaction, TCI Ventures Group's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI Ventures Group's interest in TCG, TCI Ventures Group recorded a non-cash gain of $201.4 million (before deducting deferred income tax expense of $70.5 million).


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T. Such merger was consummated on July 23, 1998. As a result of such merger, TCI Ventures Group received in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T Common Stock. TCI Ventures Group will account for its ownership interest in AT&T Common Stock using the cost method. See note 2.

         Summarized unaudited results of operations for TCG are as follows:

                                                                  Six months ended
                                                                     June 30,
                                                          -----------------------------
         Operations                                           1998             1997
                                                          ------------     ------------
                                                                amounts in thousands
             Revenue                                      $    455,380          212,508
             Operating, selling, general and
                 administrative expenses                      (404,589)        (197,698)
             Depreciation and amortization                    (115,391)         (67,011)
                                                          ------------     ------------

                 Operating loss                                (64,600)         (52,201)

             Interest expense, net                             (52,824)         (40,210)
             Other, net                                           (636)          (3,949)
                                                          ------------     ------------
                 Net loss                                 $   (118,060)         (96,360)
                                                          ============     ============


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

         From inception through June 1998, the four partners have contributed $4.2 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of $1.3 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.


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

         In May 1998 Sprint PCS partners entered into a series of agreements pursuant to which TCI Telephony, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint and the receipt of required FCC approvals. If such transactions are consummated, TCI Telephony will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which TCI Telephony's share is $120 million) to Sprint PCS pending the closing of such transactions. If the above-described transactions are consummated, the Company would begin to use the cost method to account for its investment in the Sprint PCS stock. No assurance can be given that the above-described transactions will be consummated.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Summarized unaudited results of operations for the PCS Ventures, accounted for under the equity method, are as follows:

                                                         Six months ended
                                                            June 30,
                                                 -----------------------------
Combined Operations                                  1998             1997
                                                 ------------     ------------
                                                       amounts in thousands
    Revenue                                      $    350,526           35,300
    Operating, selling, general and
        administrative  expenses                     (854,505)        (410,327)
    Depreciation and amortization                    (275,822)        (102,642)
                                                 ------------     ------------

      Operating loss                                 (779,801)        (477,669)

    Interest expense                                 (182,958)         (13,784)
    Other, net                                       (110,540)         (64,335)
                                                 ------------     ------------

      Net loss                                   $ (1,073,299)        (555,788)
                                                 ============     ============

(11)     Investment in Telewest

         At June 30, 1998, TINTA indirectly owned through its 50% ownership interest in TW Holdings, L.L.C., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)1.41 ($2.35) per share at June 30, 1998.

         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.08) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.42) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.48) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.54) per share. Mediaone Group, Inc. ("Mediaone") (formerly a division of U S WEST, Inc.), TINTA and Cox Communications, Inc. ("Cox") have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, Mediaone, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at June 30, 1998. In addition, it is anticipated that Mediaone, TINTA, Cox and SBC Communications, Inc. ("SBC") will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements




         Consummation of the merger is subject to regulatory approval and other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the six months ended June 30, 1998 and 1997, Telewest experienced unrealized foreign currency transaction losses of $2.4 million and $40.0 million respectively, with respect to the Telewest Debentures.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the TCI Ventures Group's share of Telewest's operating results from UK pounds to U.S. dollars was
         1.6530 to 1 and 1.6447 to 1 during the six months ended June 30, 1998 and 1997, respectively. The spot rate used to translate the TCI Ventures Group's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6677 to 1 and 1.6508 to 1 at June 30, 1998 and December 31, 1997, respectively.

         Summarized unaudited results of operations for Telewest are as follows:

                                                                               Six months ended
                                                                                   June 30,
                                                                     --------------------------------------
                                                                            1998                  1997
                                                                     ---------------       ----------------
Consolidated Operations                                                            in thousands
    Revenue                                                          $       373,912                298,357
    Operating, selling, general and administrative expenses                 (284,078)              (271,437)
    Depreciation and amortization                                           (177,578)              (147,267)
                                                                     ---------------       ----------------

         Operating loss                                                      (87,744)              (120,347)

    Interest expense, net                                                   (132,937)               (97,215)
    Share of losses of affiliates                                            (18,318)               (16,974)
    Foreign currency transaction loss                                         (2,413)               (40,006)
    Other, net                                                                 1,210                    242
                                                                     ---------------       ----------------

         Net loss                                                    $      (240,202)              (274,300)
                                                                     ===============       ================

(12)     Investments in Other Affiliates

         The TCI Ventures Group's affiliates other than the PCS Ventures, Telewest, TCG and Cablevision (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in the U.S. and in various foreign countries.

         The TCI Ventures Group has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At June 30, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $101 million.



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

         The following table reflects the TCI Ventures Group's carrying value (including receivables) of the Other Affiliates:

                                                                            June 30,      December 31,
                                                                              1998            1997
                                                                          ------------    ------------
                                                                              amounts in thousands
          Flextech (a)                                                    $    259,058         261,453
          Liberty/TINTA LLC ("Liberty/TINTA") (b)                              134,407         127,574
          MultiThematiques S.A. ("MultiThematiques")                            70,977          68,335
          Jupiter Telecommunications
               Co., Ltd. ("Jupiter")                                            51,225          49,197
          United International Investments ("UII") (c)                          25,101          26,966
          Bresnan International Partners (Poland), L.P. ("BIP
               Poland")                                                         21,345          26,110
          Jupiter Programming Co., Ltd. ("JPC")                                 17,403          15,582
          Bresnan International Partners (Chile), L.P.                          15,071          22,863
          Other                                                                 22,218          33,838
                                                                          ------------    ------------
                                                                          $    616,805         631,918
                                                                          ============    ============

         ---------------------

         (a)      Flextech

                  TINTA owned, at June 30, 1998, 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (pound)5.53 ($9.22) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by TINTA had an aggregate market value of (pound)320 million ($534 million) at June 30, 1998.



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

                  Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($147 million) and subject to certain restrictions, a standby credit facility of (pound)30 million ($50 million). As of June 30, 1998, the Principal Joint Venture had borrowed (pound) 6.6 million ($11.0 million) under the primary credit facility. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($17 million). As of June 30, 1998, Flextech had funded (pound) 7.5 million ($12.5 million) to the Second Joint Venture under such obligation. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

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

                  During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. On October 2, 1997, TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. As of June 30, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million.

         (c)      UII

                  At June 30, 1998, UII owned approximately 50.0%, 46.6% and 45.0% of Melita Cable TV Limited ("Melita"), Tevel Israel International Communications Ltd. ("Tevel") and Princes Holding Limited ("PHL"), respectively. Through UII, TINTA owned 50.0%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests. Melita and Tevel operate cable television systems in Malta and Israel, respectively. PHL is an Irish cable and microwave-multichannel distribution operator.

                  TINTA has signed a memorandum of understanding with United International Holdings, Inc. ("UIH") for the sale of TINTA's ownership interests in Tevel and Melita to UIH. Concurrently, TINTA will purchase an additional 25% interest in PHL from UIH. The parties have agreed that, net of its purchase of UIH's 25% interest in PHL, TINTA will receive $71 million for its interests in Tevel and Melita. Such proceeds are subject to adjustment.

                  Consummation of such transactions is contingent on the consent of certain third parties and regulatory bodies, as well as on the completion of financing by UIH. There can be no assurance that such transactions will be consummated or consummated on the terms contemplated by the parties.



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

         The following table reflects the TCI Ventures Group's share of losses of the Other Affiliates:

                                               Six months ended
                                                  June 30,
                                       -----------------------------
                                            1998               1997
                                       -------------     -----------
                                           amounts in thousands
 Jupiter                               $      12,007          10,638
 MultiThematiques                             10,481           4,134
 JPC                                           6,670           7,513
 Liberty/TINTA                                 6,664           7,432
 Flextech                                      6,181          10,615
 BIP Poland                                    3,754             750
 ABN                                              --           6,230
 Other                                         3,955           3,097
                                       -------------     -----------
                                       $      49,712          50,409
                                       =============     ===========

         Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the TCI Ventures Group used the equity method to account for its investments in the Other Affiliates are as follows:

                                                               Six months ended June 30, 1998
                                       --------------------------------------------------------------------------------
                                                                           Latin
                                                                           America
                                                          Asia and          and The          United
                                          Europe        Australia(a)     Caribbean(b)        States           Total
                                       ------------     ------------     ------------     ------------     ------------
      Combined Operations                                             amounts in thousands
      Revenue                          $    176,241          104,010               --            5,152          285,403
      Operating expenses                   (193,241)        (139,435)              --           (4,003)        (336,679)
      Depreciation and amortization          (6,486)         (11,308)            (170)          (2,724)         (20,688)
                                       ------------     ------------     ------------     ------------     ------------

              Operating loss                (23,486)         (46,733)            (170)          (1,575)         (71,964)

      Interest expense, net                  (5,796)          (1,130)          (3,311)          (1,211)         (11,448)
      Other, net                              4,802            3,212          (12,489)            (175)          (4,650)
                                       ------------     ------------     ------------     ------------     ------------

              Net loss                 $    (24,480)         (44,651)         (15,970)          (2,961)         (88,062)
                                       ============     ============     ============     ============     ============



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                                                                      Six months ended June 30, 1997
                                              ------------------------------------------------------------------------------
                                                                                    Latin
                                                                                   America
                                                                 Asia and          and The          United
                                                  Europe       Australia (a)    Caribbean (b)       States         Total
                                              ------------    -------------    -------------      ------------  ------------
      Combined Operations                                                   amounts in thousands
      Revenue                                  $   130,458          111,101            6,559             5,272       253,390
      Operating expenses                          (159,370)        (129,664)          (5,233)           (4,749)     (299,016)
      Depreciation and amortization                (14,422)          (7,205)          (1,191)           (2,855)      (25,673)
                                              ------------    -------------    -------------      ------------  ------------

              Operating income (loss)              (43,334)         (25,768)             135            (2,332)      (71,299)

      Interest expense, net                           (922)          (5,498)          (2,784)             (993)      (10,197)
      Other, net                                    (4,815)         (13,579)         (14,807)           (4,990)      (38,191)
                                              ------------    -------------    -------------      ------------  ------------

              Net loss                         $   (49,071)         (44,845)         (17,456)           (8,315)     (119,687)
                                               ===========    =============    =============      ============  ============

      ------------------

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

(13)     Debt

         The components of debt are as follows:

                                                                               June 30,          December 31,
                                                                                1998                 1997
                                                                           --------------      ----------------
                                                                                     amounts in thousands
           Debentures (a)                                                  $      345,000               345,000
           Ventures Group Bank Facility (b)                                       204,000                    --
           Puerto Rico Bank Facility (c)                                           45,000                45,000
           Other                                                                       --                18,532
                                                                           --------------      ----------------
                                                                           $      594,000               408,532
                                                                           ==============      ================

           --------------------

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


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



           (b) On March 10, 1998, TCI Ventures Group entered into a bank credit facility with a term of one year which provides for aggregate borrowings of up to $400 million (the "Ventures Group Bank Facility"). Borrowings under the Ventures Group Bank Facility bear interest at variable rates (6.05% at June 30, 1998). TCI Ventures Group is required to pay a commitment fee equal to 0.15% on the average daily unused portion of the maximum borrowing commitments. The Ventures Group Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and includes limitations on indebtedness, liens and encumbrances, acquisitions, dispositions and dividends.

         (c) TINTA's Puerto Rico subsidiary (the "Puerto Rico Subsidiary") has a reducing revolving bank facility which is unsecured and provides for maximum borrowing commitments of $100 million (the "Puerto Rico Bank Facility"). The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.15% at June 30, 1998). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

         With the exception of the Debentures, which had a fair value of $317 million at June 30, 1998, the TCI Ventures Group believes that the fair value and the carrying value of the TCI Ventures Group's debt were approximately equal at June 30, 1998.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



(14)     Combined Equity

         General

         During the fourth quarter of 1997, TCI entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of June 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,151,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $48 million less than the fair value of such Equity Swap Shares at June 30, 1998. The costs and benefits associated with the TCI Ventures Group Series A Stock held by the Equity Swap Facility are attributed to TCI Ventures Group.



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

         Stock Repurchases

         In conjunction with a stock repurchase program or similar transaction, TCI may elect to sell put options on its own common stock. Proceeds from any sales of puts with respect to TCI Ventures Group Stock are reflected by TCI Ventures Group as an increase to combined equity, and an amount equal to the maximum redemption amount under unexpired put options with respect to TCI Ventures Group Stock is reflected as an obligation to redeem TCI Ventures Group Stock in the accompanying combined balance sheets.

         During the six months ended June 30, 1998, pursuant to the stock repurchase program, 145,450 shares of TCI Ventures Group Series A Stock and 94,000 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $3.9 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Stock Based Compensation

         TCI Ventures Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted (i) by TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) by TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to the Awards has been recorded in the accompanying combined financial statements through June 30, 1998. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI Awards resulted in increases to TCI Ventures Group's share of TCI's stock compensation liability of $121.7 million and $12.8 million for the six months ended June 30, 1998 and 1997, respectively. In addition, for the six months ended June 30, 1998, TCI Ventures Group made cash payments relating to its share of TCI's stock compensation obligations of $68.9 million. The payable arising from the compensation related to the Awards granted by TCI is included in the amount due to related parties.

         Transactions with Related Parties

         The components of due to (from) related parties are as follows:

                                                                             June 30,           December 31,
                                                                                1998               1997
                                                                         ----------------   ------------------
                                                                                 amounts in thousands
         TCI Note Receivable (a)                                         $         (5,351)             (88,707)
         Intercompany account (b)                                                  13,480              110,212
                                                                         ----------------   ------------------
                                                                         $          8,129               21,505
                                                                         ================   ==================

         --------------------

         (a) Amounts outstanding under a note agreement between the TCI Ventures Group and TCI (the "TCI Note Receivable") bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.4% at June 30, 1998). Principal and interest is due and payable as mutually agreed from time to time by TCI and the TCI Ventures Group. During the six months ended June 30, 1998 and 1997, interest income related to the TCI Note Receivable aggregated $1.6 million and $3.8 million, respectively.

         (b) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. Through September 10, 1997, the date of the TCI Ventures Exchange, the effects of all transactions with TCI Group, except those related to the TCI Note Receivable, were reflected as adjustments to TCI Ventures Group's combined equity.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         The TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to the TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. Such commitment fee was $950,000 for the six months ended June 30, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS Partnerships subsequent to the TCI Ventures Exchange is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at June 30, 1998.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TCI Ventures Group in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the six months ended June 30, 1997, (i) the U.S. dollar equivalent of interest expense with respect to the TVG LLC Promissory Note was $789,000, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.7 million and (iii) TINTA experienced foreign currency transaction losses of $589,000, with respect to the TVG LLC Promissory Note.

         Certain TCI corporate general and administrative costs are charged to TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. TCI Ventures Group was allocated $6.3 million and $4.4 million in corporate general and administrative costs by the TCI Group during the six months ended June 30, 1998 and 1997, respectively.

         During the six months ended June 30, 1998 and 1997, programming revenue earned by UVSG from TCI Group was $4.1 million and $4.3 million, respectively. UVSG purchases programming from Liberty Media Group and, during the six months ended June 30, 1997, also purchased programming from TCI Group. These purchases totaled $22.2 million and $18.3 million for the six months ended June 30, 1998 and 1997, respectively, and are included in operating costs in the accompanying combined statements of operations.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         Amounts included in revenue for services provided to the other Groups by WTCI and NDTC are $17.3 million and $18.1 million for the six months ended June 30, 1998 and 1997, respectively.

         A subsidiary of TCI that was a member of TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $49.5 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $175.8 million) has been reflected as an addition to TCI Ventures Group's combined equity.

         The Puerto Rico Subsidiary purchases programming services from the TCI Group. The charges, which approximate the TCI Group's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $2.8 million and $2.9 million during the six months ended June 30, 1998 and 1997, respectively. The above-described programming fee charges are included in operating costs in the accompanying combined statements of operations.

         As further described in note 5, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the six months ended June 30, 1997, such charges aggregated $7.4 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $1.6 million during the six months ended June 30, 1997. The above-described programming and general and administrative charges are included in operating costs in the accompanying combined statements of operations.

(15)     Income Taxes

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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI, TCI Ventures Group and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, the TCI Ventures Group was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to the TCI Ventures Group to the extent that the income tax attributes generated by the TCI Ventures Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined were charged or credited to an intercompany account between TCI and the TCI Ventures Group. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from any alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

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



                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that were consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

         The net amount of the balance of each TCI Group intercompany account under the Old Tax Sharing Agreement that is attributable to entities included in the TCI Ventures Group for the period beginning July 1, 1995 and ending on September 10, 1997 (the consummation date of the Exchange Offers) has been included in TCI Ventures Group's combined equity. Tax liabilities and benefits, as determined under the Old Tax Sharing Agreement, that were generated by the entities comprising the TCI Ventures Group for the period beginning on September 10, 1997 and ending on September 30, 1997 were credited or debited to an intercompany account between the TCI Group and the TCI Ventures Group in accordance with the Old Tax Sharing Agreement. The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. For periods subsequent to September 30, 1997 TINTA and TCI Ventures Group have followed a tax sharing arrangement with terms similar to those contained in the New Tax Sharing Agreement.

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

(16)     Commitments and Contingencies

         In addition to the commitments and contingent obligations described below, TCI Ventures Group has significant commitments and contingent obligations with respect to certain of its affiliates and other matters. See notes 2, 8, 10, 11, 12 and 14.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $38 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.





                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Group Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through June 30, 1998, TINTA had contributed $44.8 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures. In addition, as of June 30, 1998, TINTA had guaranteed approximately $93 million of the DTH Ventures' financial obligations.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through June 30, 1998, 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note
         2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, NDTC acquired 21.4 million shares of stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related technology to GI, (iii) a $50 million promissory note from TCI Ventures Group to GI and (iv) a nine year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a service agreement pursuant to which it will provide certain services to GI's set-top authorization business.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements



         A TCI subsidiary attributed to TCI Ventures Group issued preferred stock in connection with a previous acquisition. Such preferred stock is exchangeable at the option of the holders into 1,084,056 shares of TCI Group Series A Stock beginning in April 1999. The TCI Ventures Group entered into a forward purchase contract in July 1998 with a commercial bank to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. Such shares will be used to satisfy the exchange requirements of the aforementioned preferred stock.

         TCI Ventures Group has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible TCI Ventures Group may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TCI Ventures Group's products and services, systems that support operations of TCI Ventures Group and protect its assets, and all internal use software. TCI Ventures Group is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TCI began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical to both the cable operations of the Puerto Rico Subsidiary and to the ability of TCI Ventures Group and its affiliates to earn revenue from the distribution of programming services. Although no assurance can be given, TCI Ventures Group expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCI Ventures Group began the process of remediating systems that control the commercial advertising in its cable operations, including the advertisement of programming services distributed by TCI Ventures Group and its affiliates. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TCI Ventures Group continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TCI Ventures Group's business and financial systems and software which will continue to be utilized by TCI Ventures Group beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.


                                                                     (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Significant third party vendors whose systems are critical to TCI Ventures Group's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, TCI Ventures Group completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, TCI Ventures Group has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TCI Ventures Group's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

         Management of TCI Venture's Group intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TCI Ventures Group if such vendors fail to remediate their year 2000 issues. TCI Ventures Group continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TCI Ventures Group's allocable share of such cost elements is estimated to be not less than $15 million. Although there can be no assurance, TCI Ventures Group anticipates that the costs ultimately required to be paid to ensure TCI Ventures Group's year 2000 readiness will not have a material adverse effect on TCI Ventures Group's financial position, results of operations or cash flows. However, there can be no assurance that TCI Ventures Group's systems or the systems of other companies on which TCI Ventures Group relies will be converted in time or that any such failure to convert by TCI Ventures Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, uncertainties inherent in the Company's and its major vendors' year 2000 remediation efforts (including uncertainties with respect to the availability of equipment and skilled personnel), new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

         Targeted Stock

         TCI targeted common stock is comprised of six series: TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock.

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

         Proposed Merger

         TCI and AT&T have agreed to a Merger pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement dated as of June 23, 1998. In the Merger, TCI will become a wholly-owned subsidiary of AT&T. In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group. Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation. For additional information concerning the Merger, see note 2 to the accompanying consolidated financial statements of TCI.

         Magness Settlement

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the London Interbank Offered Rate ("LIBOR") plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at June 30, 1998. At June 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $275 million. The costs and benefits associated with the Option Shares are attributed to TCI Group.

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

         Additionally, on February 9, 1998, the Magness Family entered into a shareholders' agreement (the "Shareholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agree to consult with each other in connection with matters to be brought to the vote of TCI's shareholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Shareholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI Group exercising his right to purchase up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family has advised Dr. Malone that the Magness Family will participate in such purchase up to the Magness Family's proportionate share. Subject to final verification and agreement of each party's proportionate share, upon the closing of the exercise of the Malone Right, Dr. Malone would acquire 8,718,770 and the Magness Family would acquire 5,792,800 of the shares of TCI Group Series B Stock that are subject to the Malone Right. Such exercises are subject to any required regulatory approvals.

         Year 2000

         During the six months ended June 30, 1998, the Company continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of the Company's products and services, systems that support operations of the Company and protect its assets, and all internal use software. The Company is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to the Company's executive management, to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, the Company began the process of testing and replacing or remediating critical components of its cable systems' headend equipment. Although no assurance can be given, the Company expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, the Company began the process of remediating systems that control the commercial advertising in its cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. The Company continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. The Company's business and financial systems and software which will continue to be utilized by the Company beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

         Significant third party vendors whose systems are critical to the Company's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, the Company completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, the Company has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of the Company's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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

         Management of the Company has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on the Company's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. Although there can be no assurance, the Company anticipates that the costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                         Three months ended                 Six months ended
                                                              June 30,                          June 30,
                                                   ----------------------------    --------------------------------
                                                        1998            1997             1998             1997
                                                    ------------   ------------    -------------    ---------------
                                                                         amounts in millions
Revenue                                             $      1,813          1,882            3,685              3,703

Operating, selling, general and administrative
    expenses                                               1,147          1,166            2,313              2,249
Stock compensation                                           183             56              412                 71
Cost of distribution agreements                               --             --               83                 --
Depreciation and amortization                                420            407              843                781
                                                    ------------   ------------    -------------    ---------------

     Operating income                                         63            253               34                602

Interest expense                                            (251)          (294)            (536)              (583)
Share of losses of affiliates, net                          (351)          (182)            (589)              (338)
Minority interests in earnings of consolidated
    subsidiaries                                             (43)           (56)             (29)               (94)
Gain on dispositions of assets                               237             64            1,338                 83
Other, net                                                   (23)             3              (28)                22
                                                    ------------   ------------    -------------    ---------------
                                                            (431)          (465)             156               (910)
                                                    ------------   ------------    -------------    ---------------
    Earnings (loss) before income taxes                     (368)          (212)             190               (308)
Income tax benefit (expense)                                  75             58             (165)                96
                                                    ------------   ------------    -------------    ---------------

     Net earnings (loss)                            $       (293)          (154)              25               (212)
                                                    ============   ============    =============    ===============



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

                                            Three months ended June 30,                     Six months ended June 30,
                                ----------------------------------------------    ----------------------------------------------
                                         1998                     1997 (a)                1998                    1997 (a)
                                ---------------------    ---------------------    ---------------------    ---------------------
                                                                dollar amounts in millions
Revenue                              100%    $  1,504         100%    $  1,606         100%    $  3,081         100%    $  3,161

Operating expenses                   (35)        (527)        (37)        (604)        (36)      (1,114)        (37)      (1,179)
Selling, general and
    administrative expenses          (23)        (350)        (21)        (339)        (22)        (684)        (21)        (655)
Stock compensation                    (5)         (77)         (2)         (36)         (5)        (147)         (1)         (38)
Depreciation and amortization        (25)        (373)        (23)        (362)        (24)        (749)        (22)        (694)
                                --------     --------    --------     --------    --------     --------    --------     --------

      Operating income                12%    $    177          17%    $    265          13%    $    387          19%    $    595
                                ========     ========    ========     ========    ========     ========    ========     ========

--------------------

(a) Restated - see note 1 to the accompanying combined financial statements of TCI Group.

         The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission to regulate rates. At June 30, 1998, approximately 67% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

         During the six months ended June 30, 1998, 74% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

         During the first six months of 1998, TCI Group consummated the 1998 Contribution Transactions. Since January 1, 1997, TCI Group has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCI Group's results of operations for the three and six months ended June 30, 1998 and 1997. For additional information see note 7 to the accompanying combined financial statements of TCI Group.

         TCI Group's revenue decreased $102 million or 6% for the three months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 5%. Revenue from TCI Group's customers accounted for 2% of such increase in revenue, primarily as a result of a 6% increase in basic revenue that was partially offset by a 10% decrease in premium revenue. TCI Group experienced a 5% increase in its average basic rate, an increase in the number of average basic customers of 1%, a 5% decrease in its average premium rate and a 5% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCI Group provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for the remaining 4% increase in revenue.

         TCI Group's revenue decreased $80 million or 3% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 3%. Revenue from TCI Group's customers accounted for 1% of such increase in revenue, primarily as a result of a 5% increase in basic revenue that was partially offset by a 12% decrease in premium revenue. TCI Group experienced a 5% increase in its average basic rate, a decrease in the number of average basic customers of less than 1%, a 3% decrease in its average premium rate and a 9% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCI Group provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for the remaining 3% increase in revenue.

         Operating expenses decreased $77 million or 13% for the three months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses decreased 2%, as higher programming and labor costs were more than offset by reductions attributable to higher capitalized labor and overhead resulting from increased installation and construction activities.

         Operating expenses decreased $65 million or 6% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 9%. Such increase relates primarily to higher programming and labor costs, which were partially offset by reductions attributable to higher capitalized labor and overhead resulting from increased installation and construction activities.

         TCI Group cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under the EMG Affiliation Agreement with Encore Media Group, it is anticipated that TCI Group's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. See note 12 to the accompanying combined financial statements of TCI Group.

         Selling, general and administrative expenses increased $11 million or 3% for the three months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 20%. Such increase was due primarily to general increases in expenses relating to the launch of digital products and other initiatives, increased data processing costs, lower launch and other incentives from programming suppliers and other individually insignificant increases in general and administrative expenses in 1998.

         Selling, general and administrative expenses increased $29 million or 4% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 15%. Such increase was due primarily to general increases in expenses relating to the launch of digital products and other initiatives, increased data processing costs and other individually insignificant increases in general and administrative expenses in 1998.

         TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI Group employees and directors who are involved with TCI Group. Estimated compensation relating to stock appreciation rights has been recorded through June 30, 1998, and is subject to future adjustment based upon vesting and market values and, ultimately, on the final determination of market values when such rights are exercised.

         Depreciation and amortization expense increased $11 million or 3% and $55 million or 8% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases represent the net effects of decreases due to the 1998 Contribution Transactions and other dispositions that were more than offset by increases attributable to acquisitions and capital expenditures.

         Other Income and Expenses

         TCI Group's interest expense decreased $55 million or 20% and $55 million or 10% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of debt reductions attributable to the 1998 Contribution Transactions.

         TCI Group's share of CSC's losses, including amortization of the difference between the recorded value of TCI Group's investment in CSC and TCI Group's proportionate share of CSC's net deficiency, aggregated $48 million and $80 million for the three months ended June 30, 1998 and for the period from March 4, 1998 through June 30, 1998, respectively. As described in note 5 to the accompanying combined financial statements of TCI Group, TCI Group acquired an equity interest in CSC on March 4, 1998.

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCI Group's share of net earnings (losses) of other affiliates aggregated $(5 million) and $47 million for the three and six months ended June 30, 1998, respectively, as compared to $(17 million) and $(34 million) for the corresponding prior year periods. A significant portion of the change from the six months ended June 30, 1997 to the six months ended June 30, 1998 is attributable to TCI Group's share of a 1998 gain recognized by InterMedia Partners on the sale of certain cable television systems. Such gain was recognized by InterMedia Partners prior to the time that TCI Group began to consolidate InterMedia Partners. See note 6 to the accompanying combined financial statements of TCI Group.

         During the six months ended June 30, 1998 and 1997, TCI Group purchased notes payable which had aggregate principle balances of $299 million and $190 million, respectively. In connection with such purchases, TCI Group recognized losses on early extinguishment of debt of $38 million and $11 million for the six months ended June 30, 1998 and 1997, respectively. Such losses relate to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of attributed subsidiaries aggregated $49 million and $95 million for the three and six months ended June 30, 1998, respectively, as compared to $47 million and $81 million for the corresponding prior year periods. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in 1996 by a TCI subsidiary that is attributed to TCI Group. See note 10 to the accompanying combined financial statements of TCI Group.

         Gain on disposition of assets of $541 million for the six months ended June 30, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCI Group to CSC. Such gain represents the excess of the $1,161 million fair value of CSC Class A common shares received by TCI Group over the historical cost of the net assets transferred by TCI Group to CSC. See note 5 to the accompanying combined financial statements of TCI Group.

         Net Earnings

         As a result of the above-described fluctuations in the Company's results of operations, (i) TCI Group's net loss (before preferred stock dividend requirements) of $142 million for the three months ended June 30, 1998 changed by $94 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $48 million for the three months ended June 30, 1997, and (ii) TCI Group's net earnings (before preferred stock dividend requirements) of $96 million for the six months ended June 30, 1998 changed by $141 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $45 million for the six months ended June 30, 1997.

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

         Simultaneously with the July 1997 DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred to Liberty Media Group in exchange for the Music Note and the assumption of the obligation under the Rights Agreement. Accordingly, TCI Music has been included in the combined financial statements of Liberty Media Group since the date of the DMX Merger.

         Effective November 1, 1997, Liberty Media Group acquired the remaining 50% interest in International Cable Channels Partnership, Ltd. ("ICCP") for $1.75 million. Upon consummation of such transaction the operations of ICCP were included in the combined financial statements of Liberty Media Group.

         Summary of Operations

         Liberty Media Group's programming services include production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products ("Entertainment and Information Programming Services"). The table below sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. This summary provides trend data related to the normal recurring operations of Liberty Media Group. Corporate expenses have been reflected separately in the following table. Liberty Media Group holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Other Income and Expense." Other items of significance are discussed separately below.

                                                                          Three months ended June 30,
                                                            ------------------------------------------------------
                                                                       1998                         1997
                                                            ---------------------------  -------------------------
                                                                            dollar amounts in thousands
Entertainment and Information
Programming Services

    Revenue                                                     100%     $      165,025    100%     $      59,672
    Operating, selling, general and administrative               88%           (145,987)    76%           (45,245)
    Stock compensation                                            4%             (6,239)    --                 --
    Depreciation and amortization                                 5%             (8,090)     1%              (747)
                                                             ------      --------------  -----      -------------

       Operating income                                           3%     $        4,709     23%     $      13,680
                                                             ======      ==============  =====      =============

Corporate expenses

    Selling, general and administrative                                  $       (2,579)            $      (1,780)
    Stock compensation                                                          (56,067)                  (14,466)
    Depreciation and amortization                                                   (29)                      (29)
                                                                         --------------             -------------

       Operating loss                                                    $      (58,675)            $     (16,275)
                                                                         ==============             =============


                                                                             Six months ended June 30,
                                                            ------------------------------------------------------
                                                                       1998                         1997
                                                            ---------------------------  -------------------------
                                                                            dollar amounts in thousands
Entertainment and Information
Programming Services

    Revenue                                                     100%     $      321,695    100%     $     119,031
    Operating, selling, general and administrative               85%           (272,420)    66%           (78,295)
    Stock compensation                                            4%            (14,030)     4%            (4,576)
    Depreciation and amortization                                 5%            (15,847)     1%            (1,498)
                                                             ------      --------------  -----      -------------

       Operating income                                           6%     $       19,398     29%     $      34,662
                                                             ======      ==============  =====      =============

Corporate expenses

    Selling, general and administrative                                  $       (5,309)            $      (2,799)
    Stock compensation                                                         (124,406)                  (15,464)
    Depreciation and amortization                                                   (60)                      (57)
                                                                         --------------             -------------

       Operating loss                                                    $     (129,775)            $     (18,320)
                                                                         ==============             =============

         Entertainment and Information Programming Services

         As discussed above, certain acquisitions and dispositions have affected the comparability of Liberty Media Group's operating results for the six months and three months ended June 30, 1998 and 1997. The following table presents adjustments to remove the effects of such acquisitions and dispositions.

                                                               Three months ended June 30, 1998
                                             ---------------------------------------------------------------
                                                                          Effect of
                                                                        acquisitions
                                                  Historical           and dispositions       As adjusted
                                             -------------------   ---------------------    ----------------
                                                                     amounts in thousands
Revenue                                      $           165,025                 (95,933)             69,092

Operating, selling, general and
     administrative expenses                            (145,987)                105,247             (40,740)

Stock compensation                                        (6,239)                    199              (6,040)

Depreciation and amortization                             (8,090)                  6,372              (1,718)
                                             -------------------   ---------------------    ----------------

     Operating income                        $             4,709                  15,885              20,594
                                             ===================   =====================    ================


                                                               Three months ended June 30, 1997
                                             -----------------------------------------------------------------
                                                                        Effect of
                                                                      acquisitions
                                                  Historical         and dispositions         As adjusted
                                             -------------------   --------------------    -------------------
                                                                     amounts in thousands
Revenue                                      $            59,672                 (7,853)                51,819

Operating, selling, general and
     administrative expenses                             (45,245)                 1,788                (43,457)

Depreciation and amortization                               (747)                   136                   (611)
                                             -------------------   --------------------    -------------------

     Operating income                        $            13,680                 (5,929)                 7,751
                                             ===================   ====================    ===================

                                                                Six months ended June 30, 1998
                                             ----------------------------------------------------------------
                                                                           Effect of
                                                                         acquisitions
                                                  Historical           and dispositions        As adjusted
                                             -------------------   ---------------------     ----------------
                                                                     amounts in thousands
Revenue                                      $           321,695                (185,289)             136,406

Operating, selling, general and
     administrative expenses                            (272,420)                195,954              (76,466)

Stock compensation                                       (14,030)                    241              (13,789)

Depreciation and amortization                            (15,847)                 12,453               (3,394)
                                             -------------------   ---------------------     ----------------

     Operating income                        $            19,398                  23,359               42,757
                                             ===================   =====================     ================


                                                                Six months ended June 30, 1997
                                             ----------------------------------------------------------------
                                                                          Effect of
                                                                        acquisitions
                                                  Historical           and dispositions        As adjusted
                                             -------------------   --------------------      ----------------
                                                                   amounts in thousands
Revenue                                      $           119,031                (15,522)              103,509

Operating, selling, general and
     administrative expenses                             (78,295)                 3,545               (74,750)

Stock compensation                                        (4,576)                    --                (4,576)

Depreciation and amortization                             (1,498)                   271                (1,227)
                                             -------------------   --------------------      ----------------

     Operating income                        $            34,662                (11,706)               22,956
                                             ===================   ====================      ================

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 33% or $17 million for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. The increase is primarily attributable to higher revenue from the distribution of Encore services to cable operators, including TCI Group. In connection with the formation of Encore Media Group, TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. During the three months ended June 30, 1998, revenue from Encore services distributed to TCI Group increased due to the EMG Affiliation Agreement, when compared to the three months ended June 30, 1997. Additionally, Netlink had increased revenue during the second quarter of 1998 compared to the same period in 1997 of approximately $2 million, primarily due to increased rates as a result of increased copyright fees.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, decreased 6% or $3 million for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Operating, selling, general and administrative expenses related to Encore services decreased by $5 million during the second quarter of 1998 compared to the second quarter of 1997 primarily due to decreased national consumer marketing during 1998. Such decrease was offset by increased operating, selling, general and administrative expenses at Netlink of approximately $2 million which is primarily attributable to an increase in the copyright fee rate from approximately $.06 per subscriber to $.27 per subscriber.

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 32% or $33 million during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is primarily attributable to higher subscription revenue from the distribution of Encore services to cable operators, including TCI Group. Additionally, Netlink had increased revenue during the first six months of 1998 compared to the same period in 1997 of approximately $4 million primarily due to increased rates as a result of increased copyright fees.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, increased 2% or $2 million for the six months ended June 30, 1998 compared to the same period of 1997. Decreased marketing support and national consumer marketing related to Encore services of $6 million was offset by increased programming costs of $2 million for Encore services and increased copyright fees at Netlink of $5 million for the six months ended June 30, 1998 compared to 1997. Additionally, Liberty Media Group incurred start up costs of approximately $1 million during the six months ended June 30, 1998 for a new package of Spanish language channels.

         The increase in stock compensation of Entertainment and Information Programming Services for the quarter and six months ended June 30, 1998 as compared to the corresponding periods in 1997 is due to an increase in Encore Media Group's stock compensation of $6 million and $9 million, respectively. See note 10 to the accompanying combined financial statements of Liberty Media
Group.

         Revenue from TCI Music contributed $21 million and $40 million to revenue from Entertainment and Information Programming Services for the quarter and six months ended June 30, 1998, respectively. Additionally, revenue from STARZ! contributed $72 million and $140 million and ICCP contributed $3 million and $5 million to revenue for three months and six months ended June 30, 1998, respectively. As discussed above, operations for TCI Music, STARZ! and ICCP were not included in the combined financial results of Liberty Media Group for the six months ended June 30, 1997. Operating, selling, general and administrative expenses for Entertainment and Information Programming Services for the quarter and six months ended June 30, 1998 included $21 million and $38 million, respectively, from the operations of TCI Music, $81 million and $151 million, respectively, from the operations of STARZ! and $4 million and $7 million, respectively, from the operations of ICCP.

         Corporate Expenses

         The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on vesting and market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised. See note 9 to the accompanying combined financial statements of Liberty Media Group.

         Other Income and Expense

         Interest expense was $20 million and less than $1 million during the six months ended June 30, 1998 and 1997, respectively. Increased interest expense is directly related to increased outstanding debt at Encore Media Group, TCI Music, CCC and LMC Capital as well as an increase in interest-bearing amounts due to TCI Group during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

         Liberty Media Group's share of losses of affiliates for the quarter ended June 30, 1998 was $49 million compared to earnings of $6 million for the second quarter of 1997. Liberty Media Group's share of losses of affiliates was $71 million for the six months ended June 30, 1998 compared to earnings of $13 million for the corresponding period in 1997.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased $9 million and $18 million during the quarter and six months ended June 30, 1998 compared to the quarter and six months ended June 30, 1997, respectively. While Discovery's revenue increased by 25% and 24% during the first quarter and six months of 1998, respectively, its earnings before interest, taxes, depreciation and amortization decreased by 32% and 23%, principally because of costs associated with launching new digital services, continuing investments in the retail business as well as new joint ventures such as YCTV and the joint venture with the British Broadcasting Corporation. Interest expense for Discovery was 77% and 123% higher in the second quarter and six months of 1998, respectively, compared to the same periods in 1997 mainly due to increased debt caused by significant cash payments made to distributors in support of the launch of "Animal Planet" and its new digital services.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $4 million and $8 million during the quarter and six months ended June 30, 1998, respectively, compared to the same period in 1997. QVC's revenue increased by 13% for each of the quarter and six months ended June 30, 1998, contributing to a 23% and 22% increase in earnings before interest, taxes, depreciation and amortization over the corresponding periods in 1997. In the aggregate, interest expense, taxes, depreciation and amortization for QVC increased by 11% for each of the second quarter and first six months of 1998 resulting in a 75% and 68% increase in net income for QVC for the quarter and six months ended June 30, 1998, respectively, compared to the quarter and six months ended June 30, 1997.

         The share of losses of Fox Sports was responsible for approximately $41 million and $77 million of the decrease in share of earnings of affiliates for the second quarter and first six months of 1997 to 1998, respectively. Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Liberty Media Group's share of losses of Fox Sports for the six months ended June 30, 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports was less than zero.

         During 1997, Liberty Media Group granted Time Warner the Southern Option and received 6.4 million shares of Time Warner Exchange Stock valued at $306 million in consideration for the grant. Such amount had been reflected as a deferred option premium in the accompanying combined financial statements of Liberty Media Group. Pursuant to the Southern Option, Time Warner acquired the Southern Business, effective January 1, 1998 for $213 million in cash. Liberty Media Group recognized a $515 million pre-tax gain in connection with these transactions in the first quarter of 1998. See note 6 to the accompanying combined financial statements of Liberty Media Group.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner-Vision") contributed the assets, obligations and operations of its retail C-band Satellite business to Superstar/Netlink in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. In connection with such dilution, Liberty Media Group recognized a $23 million gain (before deducting deferred income tax expense of $9 million). See note 5 to the accompanying combined financial statements of Liberty Media Group.

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the six months ended June 30, 1998 and 1997:

                                                                        Six months ended June 30,
                                                   --------------------------------------------------------------
                                                               1998                                1997
                                                   ------------------------------      --------------------------
                                                                      dollar amounts in thousands
         Revenue:
             UVSG                                  $       289,545             66%     $      250,977          50%
             NDTC (1)                                       44,275             10              46,881           9
             ETC                                            41,495             10              45,721           9
             TINTA (2)                                      25,672              6             134,156          27
             WTCI                                           17,390              4              17,468           4
             @Home                                          14,993              3               1,833          --
             Corporate and other                             2,759              1               2,104           1
                                                   ---------------       --------      --------------      ------
                                                   $       436,129            100%     $      499,140         100%
                                                   ===============       ========      ==============      ======

         Operating, selling, general,
            administrative:
                UVSG                               $       233,093             60%     $      203,588          50%
                NDTC                                        36,237              9              27,090           7
                ETC                                         45,021             11              53,326          13
                TINTA (2)                                   20,296              5              84,368          20
                WTCI                                        11,378              3              11,288           3
                @Home                                       33,830              9              21,628           5
                Corporate and other                         11,384              3               8,572           2
                                                   ---------------       --------      --------------      ------
                                                   $       391,239            100%     $      409,860         100%
                                                   ===============       ========      ==============      ======
         Depreciation, amortization, stock
             compensation and other non-cash
             charges
                UVSG                               $        29,565             11%     $        9,164           9%
                NDTC                                        19,645              7              14,738          15
                ETC                                          2,964              1               3,221           3
                TINTA (2)                                   15,305              5              33,967          35
                WTCI                                         6,442              2               4,360           5
                @Home (3)                                   89,322             32               3,347           3
                Corporate and other (4)                    117,838             42              29,292          30
                                                   ---------------       --------      --------------      ------
                                                   $       281,081            100%     $       98,089         100%
                                                   ===============       ========      ==============      ======
         Operating income (loss):
                UVSG                               $        26,887             (5)     $       38,225         (5)
                NDTC                                       (11,607)                             5,053
                ETC                                         (6,490)                           (10,826)
                TINTA (2)                                   (9,929)                            15,821
                WTCI                                          (430)                             1,820
                @Home (3)                                 (108,159)                           (23,142)
                Corporate and other                       (126,463)                           (35,760)
                                                   ---------------                     --------------
                                                   $      (236,191)                    $       (8,809)
                                                   ===============                     ==============



-----------------------

         (1) A significant number of NDTC's major customers are affiliates of TCI, and NDTC derives a substantial portion of its revenue from such affiliated companies. For each of the six months ended June 30, 1998 and 1997 revenue from services provided to TCI and its consolidated subsidiaries accounted for 37% of NDTC's total revenue.

         (2) As described in note 5 to the accompanying combined financial statements of TCI Ventures Group, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. As a result, effective October 1, 1997, TINTA's results of operations no longer include Cablevision's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Cablevision that were included in TINTA's results of operations for the six months ended June 30, 1997 (amounts in thousands):



           Revenue                                $     114,208
           Operating costs and expenses                 (67,618)
           Depreciation and amortization                (26,376)
                                                  -------------
           Operating income                       $      20,214
                                                  =============


         (3) During the first quarter of 1998, @Home recorded non-cash charges of $83.3 million to operations based on the fair value of 2,705,514 shares of @Home's Series A common stock which were underlying certain warrants which became exercisable during the period. For additional information concerning such warrants, see note 8 to the accompanying combined financial statements of TCI Ventures Group.

         (4) Amount includes stock compensation expense of $116.3 million and $11.1 million for the six months ended June 30, 1998 and 1997, respectively.

         (5)      Not meaningful.

         Revenue

         Revenue decreased by $27.0 million or 11% and $63.0 million or 13% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are largely attributable to TINTA's deconsolidation of Cablevision which was partially offset by increased revenue of UVSG and @Home.

         TINTA revenue decreased by $55.4 million or 81% and $108.5 million or 81% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year period. Such decreases are primarily attributable to the deconsolidation of Cablevision in 1997.

         Revenue from UVSG increased $21.1 million or 16% and $38.6 million or 15% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to Turner Vision's retail C-band operations which were combined with Superstar/Netlink effective February 1, 1998.

         Operating Costs and Expenses

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased by $10.1 million or 5% and $18.6 million or 5% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are attributable to the effects of the deconsolidation of Cablevision which was partially offset by increased costs attributable to UVSG and @Home.

         TINTA operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges decreased $33.4 million or 76% and $64.1 million or 76% for the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the deconsolidation of Cablevision in 1997.

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges from UVSG increased $15.5 million or 15% and $29.5 million or 14% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to Turner Vision's retail C-band operations which were combined with Superstar/Netlink effective February 1, 1998.

         Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. During the three months ended June 30, 1998 and 1997, TCI Ventures Group was allocated $4.1 million and $2.2 million, respectively, in corporate general and administrative costs by TCI Group. During the six months ended June 30, 1998 and 1997, TCI Ventures Group was allocated $6.3 million and $4.4 million, respectively, in corporate general and administrative costs by TCI Group.

         During the first quarter of 1998, @Home recorded non-cash charges of $83.3 million to operations based on the fair value of 2,705,514 shares of @Home's Series A common stock which were underlying certain warrants which became exercisable during the period. For additional information concerning such warrants, see note 8 to the accompanying combined financial statements of TCI Ventures Group.

         Stock compensation expense increased $40.0 million and $113.9 million during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such amounts represent changes in TCI Ventures Group's stock compensation liability. TCI Ventures Group records stock compensation expense relating to Awards granted by (i) TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to stock appreciation rights has been recorded through June 30, 1998. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. See note 14 to the accompanying combined financial statements of TCI Ventures Group.

         The $8.6 million or 20% and $14.2 million or 17% decreases in depreciation and amortization expense during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods, are primarily the result of the effects of the deconsolidation of Cablevision, which effects were partially offset by increases in UVSG's and NDTC's depreciation and amortization.

         Other Income and Expense

         The TCI Ventures Group's share of losses from its investment in the PCS Ventures increased $74.7 million and $166.4 million during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. The increases in the share of losses are attributed primarily to increases in (i) selling, general and administrative costs associated with Sprint Spectrum's efforts to increase its customer base,
(ii) depreciation expense resulting from capital expenditures made to expand its PCS network, (iii) interest expense associated with higher amounts of outstanding debt and (iv) Sprint Spectrum's share of losses of American PCS L.P. It is expected that Sprint PCS will continue to incur significant operating losses and significant negative cash flow from operating activities during the next several years while it continues to expand its PCS network and build its customer base. Sprint PCS's operating profitability will depend upon many factors, including, among others, its ability to (i) market its products and services successfully, (ii) achieve its projected market penetration, (iii) manage customer turnover rates effectively and (iv) price its products and services competitively. There can be no assurance that Sprint PCS will achieve or sustain operating profitability or positive cash flow from operating activities in the future. If Sprint PCS does not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, it may not be able to meet its debt service requirements.

         The TCI Ventures Group's share of Telewest's net losses increased (decreased) $1.7 million and $(9.7 million) during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to the net effects of (i) changes in foreign currency transaction losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into U.K. pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of (i) $13.4 million and $282,000 during the three months ended June 30, 1998 and 1997, respectively, and (ii) $2.4 million and $40.0 million during the six months ended June 30, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         The share of losses from the TCI Ventures Group's investment in TCG increased $288,000 and $4.2 million for the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. The increase in the share of losses for the six month period ended June 30, 1998 is primarily attributable to merger costs incurred by TCG during the first quarter of 1998 related to the pending merger with AT&T. In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T. Such merger was consummated on July 24, 1998. As a result of such merger, TCI Ventures Group received in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T common stock. TCI Ventures Group will account for its ownership interest in AT&T common stock using the cost method.

         As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The TCI Ventures Group's share of losses from Cablevision was $4.4 million and $7.6 million for the three and six month periods ended June 30, 1998, respectively.

         The TCI Ventures Group's share of the losses of affiliates other than the PCS Ventures, Telewest, TCG and Cablevision (the "Other Affiliates") remained relatively constant during the three and six month periods ended June 30, 1998, as compared to the corresponding prior year periods. Increased losses of MultiThematiques, BIP Poland and Jupiter were partially offset by decreases in share of losses of ABN and Flextech. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, TINTA no longer accounts for ABN under the equity method of accounting. TCI Ventures Group expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information, see note 12 to the accompanying combined financial statements of TCI Ventures Group.

         Interest expense decreased $853,000 and $5.9 million during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily the result of the net effects of the deconsolidation of Cablevision, the assignment of certain capital lease obligations to TCI Group and increased borrowings under the Ventures Group Bank Facility during the second quarter of 1998.

         During the six months ended June 30, 1998, TCI Ventures Group recognized $41.9 million in gains from the disposition of assets. Such gains are attributable to TCI Ventures Group's sale of its interest in (i) NHT Partnership, (ii) Louisville Lightwave, (iii) New Jersey Fiber Technologies, L.P., (iv) TeleCable Nacional, CXA and Sportsline USA, Inc. In addition, UVSG recognized a gain of $14.7 million from the dilution of its interest in Superstar/Netlink. For additional information regarding such transactions, see note 7 to the accompanying combined financial statements of TCI Ventures Group.

         On April 22, 1998, TCG completed a merger transaction with ACC in which ACC shares were exchanged with shares of TCG. As a result of such merger transaction, TCI Ventures Group's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI Ventures Group's interest in TCG, TCI Ventures Group recorded a non-cash gain of $201.4 million (before deducting deferred income taxes of $70.5 million). For additional information regarding such transaction, see note 9 to the accompanying combined financial statements of TCI Ventures Group.

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

         The minority interests' share of net losses increased $9.6 million and $61.8 million during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to increases in net losses for @Home and TINTA.

         Net Losses

         The TCI Ventures Group's net losses of $85.5 million and $308.9 million during the three and six month periods ended June 30, 1998, respectively, represent increases (decreases) of $(26.4 million) and $119.7 million, as compared to the TCI Ventures Group's net losses of $111.9 million and $189.2 million for the three and six month periods ended June 30, 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating (i) $201.4 million and $21.3 million during the three months ended June 30, 1998 and 1997, respectively, and (ii) $216.1 million and $21.3 million during the six months ended June 30, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

         MATERIAL CHANGES IN FINANCIAL CONDITION

         TCI GROUP

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and
(ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. For additional information concerning the CSC Transaction, see note 5 to the accompanying combined financial statements of TCI Group.

         In addition to the CSC Transaction described in note 5 to the accompanying combined financial statements of TCI Group, TCI also completed, during the first six months of 1998, three transactions whereby TCI Group contributed cable television systems serving in the aggregate approximately 670,000 customers to three separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCI Group to external parties aggregating $323 million and intercompany debt owed to TCI Group aggregating $833 million. In connection with such transactions, TCI Group has agreed to take certain steps to support compliance by each of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $784 million. In light of such contingent commitments, TCI Group has deferred any gains on the formation of the 1998 Joint Ventures. Such deferred gains, which aggregated $163 million, will not be recognized until such time as TCI Group's contingent commitments with respect to the 1998 Joint Ventures are eliminated. TCI Group uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCI Group, as of July 31, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Contributed Cable Systems will no longer be included in TCI Group's combined financial statements. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization, other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         During the six months ended June 30, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Group paid $134 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 13 to the accompanying combined financial statements of TCI Group.

         During the fourth quarter of 1997, TCI Group entered into an Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI Group has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of the Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of June 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,151,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $48 million less than the fair value of such Equity Swap Shares at June 30, 1998. The costs and benefits associated with the TCI Group Series A Stock held by the Equity Swap Facility are attributed to TCI Group.

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

         On July 11, 1997, TCI Music merged with DMX. Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note and an agreement to reimburse TCI for any amounts TCI pays pursuant to its contingent obligation pursuant to a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which are owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. TCI will settle its obligation under the Rights Agreement during the third quarter of 1998 by paying $8.00 per share to all holders who tender TCI Music common stock and the associated rights to TCI in accordance with the terms of the Rights Agreement. Liberty Media Group will reimburse TCI Group for the amount required to satisfy such obligation. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities included within TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

         A subsidiary of TCI that was attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $176 million) has been reflected as an increase to TCI Group's combined deficit.

         At June 30, 1998, TCI Group had approximately $2.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCI Group's continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 8 to the accompanying combined financial statements of TCI Group for additional information regarding TCI Group's debt.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, other non-cash items and stock compensation) ($1,283 million and $1,327 million during the six months ended June 30, 1998 and 1997, respectively) to interest expense ($500 million and $555 million during the six months ended June 30, 1998 and 1997, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 257% and 239% during the six months ended June 30, 1998 and 1997, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, TCI Group's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. In the event TCI Group is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, attributable to TCI Group, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

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

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($474 million and $763 million during the six months ended June 30, 1998 and 1997, respectively) generally reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCI Group for property and equipment was $493 million, $128 million and $538 million during the six months ended June 30, 1998 and 1997, and the year ended December 31, 1997, respectively. In light of TCI Group's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCI Group anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCI Group estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCI Group expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCI Group cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         TCI Group's restricted cash includes proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $303 million and $34 million at June 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $203 million at June 30, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. As described in note 7 to the accompanying combined financial statements of TCI Group, TCI Group also has provided certain credit enhancements with respect to the 1998 Joint Ventures. TCI Group also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has provided a revolving loan facility to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was $1 million for the six months ended June 30, 1998. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Ventures Group is required to contribute to certain specified partnerships subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at June 30, 1998.

         TCI Group is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI Group is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         TCI Group is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at June 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at June 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $419 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1998, the amount of such obligations or guarantees was approximately $272 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, NDTC, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through June 30, 1998, approximately 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying combined financial statements of TCI Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         TCI Group has entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCI Group agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $400 million. The initial term of the Lease is two years, and it provides for renewal, at TCI Group's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCI Group is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of June 30, 1998, TCI Group has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $107 million. Current annual lease payments with respect to such leased equipment are $16 million. TCI Group has treated the Lease as an operating lease in the accompanying combined financial statements.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group has entered into Interest Rate Swaps pursuant to which it (i) pays a fixed interest rate of 6.2% and receives variable interest rates on a notional amount of $10 million at June 30, 1998 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at June 30, 1998. During the six months ended June 30, 1998 and 1997, TCI Group's net payments pursuant to the Fixed Rate Agreement were less than $1 million and $4 million, respectively; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $4 million and $11 million, respectively.

         At June 30, 1998, TCI Group would be required to pay less than $1 million to terminate the Fixed Rate Agreement and would be entitled to receive $43 million upon termination of the Variable Rate Agreements.

         In addition to the Fixed Rate and Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at June 30, 1998) and receives a variable rate based on CMT (5.9% at June 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1998) and receives a variable rate based on CMT (6.0% at June 30, 1998) on notional amounts of $95 million through February 2000. During the six months ended June 30, 1998, TCI Group's net payments pursuant to such agreements were less than $1 million. At June 30, 1998, TCI Group would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of June 30, 1998, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 11 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $6,895 million (or 55%) of fixed rate debt and $5,752 million (or 45%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCI Group expects that it would experience an increase in interest expense.

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

         In February 1998, TCI, Liberty Media Group and UVSG announced their agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted by Netlink USA ("Netlink") (the "Netlink Business") in exchange for 6.4 million shares of UVSG's common stock. In April 1998, UVSG, Liberty Media Group and Turner-Vision entered into a memorandum of understanding with PRIMESTAR, Inc. ("PRIMESTAR") for the sale of Superstar/Netlink to PRIMESTAR for shares of a new series of convertible preferred stock of PRIMESTAR and the assumption of liabilities (the "Primestar Transaction"). Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the Primestar Transaction and Liberty Media Group's Netlink Business for 6.4 million shares of Class B Common Stock of UVSG. Consummation of the transaction between Liberty Media Group and UVSG is subject to UVSG stockholder approval and certain regulatory approvals. Consummation of the Primestar Transaction is subject to a number of conditions, including negotiation of a definitive agreement and receipt of applicable regulatory approvals. No definitive agreement with respect to the Primestar Transaction has been reached, however, and there can be no assurance that any such agreement will be entered into or that the terms of any such agreement would be the same as terms previously disclosed.

         Encore Media Group's loan agreement contains restrictions regarding transfers of funds to other members of Liberty Media Group in the form of loans, advances or cash dividends. In addition, subsequent to the exercise of the Southern Option, cash provided by operating activities of Southern was no longer available as a source of cash for Liberty Media Group. Additionally, subsequent to the sale of the Netlink Business to UVSG, cash provided by operating activities of the Netlink Business will no longer be available as a source of cash for Liberty Media Group. Cash provided by operating activities of Southern and the Netlink Business has been a significant source of cash for Liberty Media Group. Although no assurance can be given, cash generated by Liberty Media Group's remaining operating activities, distributions from affiliates, dividend and interest payments, availability under its credit facilities and available cash balances should provide adequate cash to meet its obligations. For additional information concerning Liberty Media Group's cash flows see the combined statements of cash flows included in the accompanying combined financial statements of Liberty Media Group.

         As of June 30, 1998, Liberty Media Group holds approximately 57 million shares of the TW Exchange Stock. During the six months ended June 30, 1998, the unrealized appreciation, net of taxes, of the fair value of such shares of TW Exchange Stock was $808 million based upon the market value of the common stock into which the TW Exchange Stock is convertible. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. Liberty Media Group received approximately $10 million in cash dividends for each of the first six months of 1998 and 1997. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently that Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid.

         Liberty Media Group received approximately $15 million in cash dividends on a 30 year non-convertible 9% preferred stock, with a stated value of $345 million, during the six months ended June 30, 1998.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million and another which provides up to $640 million. Borrowings of $298 million and $305 million, respectively, were outstanding at June 30, 1998. Certain assets of Liberty Media Group serve as collateral for borrowings under these two bank credit facilities. Encore Media Group has a $525 million senior, secured facility. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. Borrowings of $300 million were outstanding on the EMG Senior Facility at June 30, 1998. TCI Music has a revolving loan agreement which provides for borrowings of up to $100 million. Borrowings of $78 million were outstanding at June 30, 1998. See note 8 to the accompanying combined financial statements of Liberty Media Group.

         The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Media Group Stock for the benefit of entities included within the TCI Group. During the second quarter of 1998, TCI issued 153,183 shares of Liberty Group Series B Stock valued at $5 million to an individual who is an officer and director of TCI for the benefit of entities included within the TCI Group. Accordingly, the Music Note was reduced by such amount. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that would give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

         Including rights held by subsidiaries of TCI that are not members of the Liberty Media Group, the obligation under the Rights Agreement could be as high as $86 million and will be paid by Liberty Media Group in August of 1998.

         Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         As of June 30, 1998, Liberty Media Group was not exposed to material near-term losses in future earnings, fair values, or cash flows resulting from derivative financial instruments.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 1998, Encore Media Group's future minimum obligation related to certain film licensing agreements was $680 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities but, again, there can be no certainty that such a sale could be accomplished on acceptable terms.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group (before giving effect to stock dividends) that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, Liberty Media Group paid $64 million during the first quarter of 1998 for its allocated share of the Call Payments. See note 9 to the accompanying combined financial statements of Liberty Media Group.

         On June 30, 1998, Liberty Media Group contributed $300 million in cash to USANi LLC in exchange for an aggregate of 15 million LLC Shares. Liberty Media Group's cash purchase price was increased at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities. Pursuant to the LLC Exchange Agreement, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock.

         In connection with the Universal Transaction, each of Universal and Liberty Media Group was granted a preemptive right with respect to future issuances of USAI's capital stock, subject to certain limitations, to maintain their respective percentage ownership interests in USAI that they had immediately prior to such issuances. On June 24, 1998, Liberty Media Group purchased approximately 4.7 million USAI shares of common stock pursuant to a preemptive right of $20 per share in cash. In addition, on July 27, 1998, Liberty Media Group purchased 7.9 million LLC Shares at $20 per share as a result of the issuance of common stock by USAI in the Ticketmaster Transaction.

         During the six months ended June 30, 1998, pursuant to the stock repurchase program, 266,783 shares of Liberty Group Stock were repurchased at an aggregate cost of approximately $8 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         On July 13, 1998, Liberty Media Group announced that it had made a proposal to TINTA concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of TINTA not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Liberty Group Series A Stock for each share of Tele-Communications International, Inc. Series A Common Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, will be considered by TINTA's board of directors. TINTA, on behalf of the board of directors, has engaged an investment banking firm to render its opinion concerning the fairness to TINTA's public shareholders of the consideration offered by Liberty Media Group.

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:

                                                                                      June 30,
                                                                                        1998
                                                                                --------------------
                                                                                amounts in thousands
          Total assets
               TINTA                                                            $         1,376,290
               TCI Telephony                                                                821,726
               UVSG                                                                         386,932
               NDTC                                                                         345,276
               @Home                                                                        149,136
               ETC                                                                           82,745
               WTCI                                                                          80,290
               Other                                                                        413,693
                                                                                -------------------
                                                                                $         3,656,088
                                                                                ===================
          Debt and capital lease obligations (1)
               TINTA                                                            $           390,023
               Corporate and other                                                          204,015
               NDTC                                                                         151,539
               UVSG                                                                          22,397
               @Home                                                                         26,484
                                                                                -------------------
                                                                                $           794,458
                                                                                ===================

         (1) For additional information concerning the terms of TCI Ventures Group's debt, see note 13 to the accompanying combined financial statements of the TCI Ventures Group.

         The TCI Ventures Group's combined operating activities provided (used) cash of $(56.0 million) and $43.0 million during the six months ended June 30, 1998 and 1997, respectively. As discussed above, effective October 1, 1997, Cablevision's cash flows are no longer included in the TCI Ventures Group's combined statements of cash flows. Cablevision's operating activities provided cash of $21.3 million during the six months ended June 30, 1997. At June 30, 1998, UVSG and @Home held cash and cash equivalents of $95.5 million and $91.2 million, respectively. The cash balances of such entities are generally intended to be applied towards the respective liquidity requirements of such entities. It is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to other members of the TCI Ventures Group.

         During the six months ended June 30, 1998 and 1997, cash used by TCI Ventures Group's investing activities aggregated $98.6 million and $255.7 million, respectively. The 1998 amount includes cash proceeds of $83.0 million received upon the disposition of assets. Additionally, the 1998 and 1997 amounts include $160.9 million and $146.0 million, respectively, that were used by the TCI Ventures Group to fund investments in, and loans to, affiliates. For additional information concerning the TCI Ventures Group's cash flows, see the combined statements of cash flows included in the accompanying combined financial statements of TCI Ventures Group.

         Substantially all of the entities the ownership of which, or the investment in which, has been attributed to the TCI Ventures Group will require significant additional capital in order to develop their respective businesses and assets, to fund future operating losses and to fund future growth. In certain cases, the TCI Ventures Group has contractual commitments pursuant to which (subject to certain conditions) it may be required to make significant additional capital contributions to the entities in which it has investments. TINTA and its consolidated subsidiaries also have commitments under various partnership and other funding agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. There can be no assurance that any of the TCI Ventures Group's entities will be successful in generating sufficient cash flow from operating activities or raising debt or equity capital in sufficient amounts or on terms acceptable to them to be able to meet their respective capital requirements. There is also no assurance that the anticipated capital requirements of the TCI Ventures Group's entities and/or affiliates will not significantly increase due to changing circumstances, such as unanticipated opportunities, technological or marketing hurdles, unanticipated expenses, and the like. The failure to generate sufficient cash flow from operating activities or to raise sufficient funds may require such entity to delay or abandon some or all of its development and expansion plans or in certain instances, could result in the failure to meet certain regulatory requirements, any and all of which could have a material adverse effect on such entity's growth, its ability to compete in its industry and its ability to service its debt.

         The ability of one of the TCI Ventures Group entities to fund the cash flow deficits of other TCI Ventures Group entities is limited not only by the structural separation of such businesses in separate corporations and partnerships, but also by the presence of other investors, both debt and equity, in many of the TCI Ventures Group entities. In addition, TINTA and certain of the other TCI Ventures Group entities, such as TCG and Sprint PCS, are holding companies, the assets of which consist solely or primarily of investments in their subsidiaries and affiliates. As such, the ability of such holding companies to meet their respective financial obligations and their funding and other commitments to their respective subsidiaries and affiliates, is dependent upon external financing and/or of dividends, loans or other payments from their respective subsidiaries and affiliates, or repayment of loans and advances from such holding companies. Accordingly, such holding companies' ability to meet their respective liquidity requirements, including debt service, is limited as a result of their dependence upon external financing and funds received from their respective subsidiaries and affiliates. The payment of dividends or the making of loans or advances to such holding companies by their respective subsidiaries and affiliates may be subject, among other things, to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations.

         From inception through June 1998, the Sprint PCS partners have contributed $4.2 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of $1.3 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS Partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS Partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

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

         In May 1998 the Sprint PCS partners entered into a series of agreements pursuant to which TCI Telephony, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint and the receipt of required FCC approvals. If such transactions are consummated, TCI Telephony will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which TCI Telephony's share is $120 million) to Sprint PCS pending the closing of such transactions. If the above-described transactions are consummated, the Company would begin to use the cost method to account for its investment in the Sprint PCS stock. No assurance can be given that the above-described transactions will be consummated.

         Historically, the TCI Ventures Group's combined operating activities have not provided sufficient funds to meet all of the TCI Ventures Group's capital requirements. The TCI Ventures Group's ability to obtain sufficient capital resources to make its expected additional capital contributions to the Sprint PCS Partnerships and other entities in which it has investments are limited. WTCI and NDTC are the only wholly-owned subsidiaries attributed to the TCI Ventures Group that are operating companies and such entities are currently the TCI Ventures Group's only source of cash provided by operating activities. As a result, the TCI Ventures Group has limited ability to generate funds internally to fund capital requirements and limited cash flow from operating activities to support external financings. The other operating companies attributed to the TCI Ventures Group have other investors, public or private, and the payment of dividends, or the making of loans or advances by any one of such TCI Ventures Group entities to any other of such TCI Ventures Group entities would be subject to various business considerations, as well as any legal restrictions, including pursuant to agreements among the investors. At June 30, 1998, TCI Ventures Group had the Ventures Intergroup Credit Facility with TCI Group which has a five-year term commencing on September 10, 1997 and which permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by the TCI Ventures Group to the TCI Group on a quarterly basis. The maximum amount of borrowings permitted under the Ventures Intergroup Credit Facility will be reduced on a dollar-for-dollar basis by up to $300 million if and to the extent that the aggregate amount of any additional capital that TCI Telephony is required to contribute to Sprint PCS subsequent to the September 10, 1997 consummation of the Exchange Offers is less than $300 million. No borrowings were outstanding pursuant to the Ventures Intergroup Credit Facility at June 30, 1998. Additionally, in March 1998, TCI Ventures Group entered into the Ventures Group Bank Facility with a term of one year which provides for aggregate borrowings of up to $400 million. At June 30, 1998, borrowings of $204 million were outstanding under the Ventures Group Bank Facility. If the available borrowings under the Ventures Group Bank Facility and the Ventures Intergroup Credit Facility are not sufficient to fund the TCI Ventures Group's capital requirements, no assurance can be given that the TCI Ventures Group will be able to obtain any required additional financing on terms acceptable to it, or at all. Additional capital could be raised for the TCI Ventures Group by, among other things, engaging in public offerings or private placements of TCI Ventures Group common stock or through issuance of debt securities or preferred equity securities attributed to the TCI Ventures Group. If TCI Ventures Group is unable to obtain sufficient financing from outside sources, the TCI Ventures Group may continue to be dependent upon funding from the TCI Group. The TCI Ventures Group's failure to meet its contractual and other capital requirements could have significant adverse consequences to a particular operating company or affiliate and to the TCI Ventures Group.

         TINTA's business strategy requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes may require substantial additional funds. Although TINTA has, at June 30, 1998,
(i) $5.4 million due from TCI Ventures Group pursuant to an unsecured promissory note, (ii) a $200 million credit facility with the TCI Ventures Group and (iii) the ability to access any excess cash and borrowing availability from the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain debt financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because TINTA's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of TINTA's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         On April 15, 1998, it was announced that Telewest and General Cable had agreed to the terms of a proposed merger in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.08) in cash for each share of General Cable. In addition, holders of General Cable ADSs (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.42) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.48) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of 261 million new Telewest shares at a price of (pound)0.925 ($1.54) per share. Mediaone, TINTA and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, Mediaone, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at June 30, 1998. In addition, it is anticipated that Mediaone, TINTA, Cox and SBC will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to regulatory approval and other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         On July 23, 1998, TINTA agreed to purchase 100% of the issued and outstanding common stock of Pramer S.A., an Argentine programming company, for $80 million in cash and the assumption of certain liabilities. Consummation of such transaction is expected to occur in the third quarter of 1998. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

         TINTA has signed a memorandum of understanding with UIH for the sale of TINTA's ownership interests in Tevel and Melita to UIH. Concurrently, TINTA will purchase an additional 25% interest in PHL from UIH. The parties have agreed that, net of its purchase of UIH's 25% interest in PHL, TINTA will receive $71 million for its interests in Tevel and Melita. Such proceeds are subject to adjustment. Consummation of such transactions is contingent on the consent of certain third parties and regulatory bodies, as well as on the completion of financing by UIH. There can be no assurance that such transactions will be consummated or consummated on the terms contemplated by the parties.

         @Home is investing significantly in the development of its network infrastructure and hiring new personnel rapidly in anticipation of potential growth in its business, which is in a very early state of development. As of June 30, 1998 there were minimal subscribers to its @Home services. @Home believes that the net cash proceeds from a proposed public offering, together with existing cash, cash equivalents and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. @Home may, however, require additional funds if its estimates of working capital and/or capital expenditure and/or lease financing requirements change or prove inaccurate or in order for @Home to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that @Home will require substantial additional funds to continue to fund its infrastructure investment, product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to @Home. If adequate funds are not available, or are not available on acceptable terms, @Home may not be able to continue its network implementation, to develop new products and services or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on @Home's business, operating results and financial condition.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of June 30, 1998. During the first quarter of 1998, @Home recorded a non-cash, non-recurring charges of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.

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

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of June 30, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         TINTA has significant commitments and contingent obligations with respect to certain affiliates. For additional information see notes 12 and 16 to the accompanying combined financial statements of TCI Ventures Group.

         In connection with the Magness Settlement, the Call Payments were allocated to each of the Groups based upon the number of shares of each Group that were subject to the Malone Call Agreement and the Magness Call Agreement. Accordingly, TCI Ventures Group paid $76 million during the first quarter of 1998 for its allocated share of the Call Payments. For additional information see note 14 to the accompanying combined financial statements of TCI Ventures Group.

         During the fourth quarter of 1997, TCI entered into the Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market or value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases to equity. As of June 30, 1998, the Equity Swap Facility has acquired 4,935,780 shares of TCI Group Series A Stock and 1,150,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $48 million less than the fair value of such Equity Swap Shares at June 30, 1998. The costs and benefits associated with the TCI Ventures Group Series A Stock held by the Equity Swap Facility are attributed to TCI Ventures Group.

         A TCI subsidiary attributed to TCI Ventures Group issued preferred stock in connection with a previous acquisition. Such preferred stock is exchangeable at the option of the holders into 1,084,056 shares of TCI Group Series A Stock beginning in April 1999. TCI Ventures Group entered into a forward purchase contract in July 1998 with a commercial bank to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. Such shares will be used to satisfy the exchange requirements of the aforementioned preferred stock.

         During the six months ended June 30, 1998, pursuant to the stock repurchase program, 145,450 shares of TCI Ventures Group Series A Stock and 94,000 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $3.9 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         The board of directors of UVSG has authorized UVSG to repurchase from time to time up to an aggregate of 1,000,000 shares of UVSG's Class A common stock. During the six months ended June 30, 1998, UVSG repurchased 188,000 shares of stock for a total of $6.7 million.

         Effective February 1, 1998, Turner-Vision contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink in exchange for an approximate 20% interest in Superstar/Netlink. As a result of this transaction, both UVSG's and Liberty Media Group's ownership interest in Superstar/Netlink decreased from 50% to approximately 40%. UVSG recognized a gain of $14.7 million (before deducting deferred income tax expense of $5.9 million) in connection with such dilution. See note 7 to the accompanying combined financial statements of TCI Ventures Group.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in Superstar/Netlink and its 100% interest in certain businesses conducted by Netlink in exchange for 6.4 million shares of UVSG's common stock. In April 1998, UVSG, Liberty Media Group and Turner Vision entered into a memorandum of understanding with PRIMESTAR for the sale of Superstar/Netlink to PRIMESTAR for shares of a new series of convertible preferred stock of PRIMESTAR and the assumption of liabilities. Liberty Media Group and UVSG have agreed in principal to restructure their transaction to provide for UVSG to acquire any shares of PRIMESTAR preferred stock received by Liberty Media Group in the PRIMESTAR Transaction and Liberty Media Group's Netlink Business for 6.4 million shares of UVSG Class B common stock. Consummation of the transaction between Liberty Media Group and UVSG is subject to UVSG stockholder approval and certain regulatory approvals. Consummation of the PRIMESTAR Transaction is subject to a number of conditions including negotiation of a definitive agreement and receipt of applicable regulatory approvals. No definitive agreement with respect to the PRIMESTAR Transactions has been reached, however, and there can be no assurance that any such agreement will be entered into or that the terms of any such agreement would be the same as the terms previously disclosed.

         On June 11, 1998, UVSG and News Corp. announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 30 million shares of UVSG's stock, including 11,251,706 shares of its Class A common stock and 18,748,294 shares of its Class B common stock. As a result of the transaction, and certain other pending transactions, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following the transaction, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock.

         A subsidiary of TCI that was a member of TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $49.5 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $175.8 million) has been reflected as an addition to TCI Ventures Group's combined equity.

         On January 12, 1998, TCI acquired from a minority shareholder of UVSG
12.4 million shares of UVSG Class A common stock in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 73%, of which 56% is attributed to TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%. In connection with such transaction, during the first quarter of 1998, TCI Ventures Group recorded a $154.2 million increase to intangible assets, a $23.5 million decrease to minority interest in equity of attributed subsidiaries and a $177.7 million increase to combined equity.

         On January 16, 1998, TINTA sold its interest in TeleCable Nacional, CXA for cash proceeds of $10 million and TCI Ventures Group sold its interest in Acclaim Entertainment, Inc. in February 1998 for cash proceeds of approximately $17 million.

         On February 12, 1998, TCI Ventures Group sold its (i) 40% interest in NHT Partnership, (ii) 50% interest in Louisville Lightwave and (iii) 79% interest in New Jersey Fiber Technologies, L.P. for aggregate cash proceeds of $44.1 million.

         In January 1998, TCG entered into certain agreements pursuant to which it agreed to be acquired by AT&T. Such merger was consummated on July 23, 1998. As a result of such merger, TCI Ventures Group received in exchange for all of its interest in TCG, approximately 46.95 million shares of AT&T Common Stock. TCI Ventures Group will account for its ownership interest in AT&T Common Stock using the cost method. As of June 30, 1998, the current annual dividend per share for AT&T Common Stock was $1.32. No assurance can be given that future dividends will be paid at such rate or at all. See note 2 to the accompanying combined financial statements of TCI Ventures Group.

         In July 1998, TCI and the other partners of KC Fiber sold the assets of KC Fiber to TCG for cash proceeds of $55 million. TCI Ventures Group holds a 50% interest in KC Fiber and the remaining 50% is held by Kansas City Cable Partners, a partnership in which the TCI Group holds a 50% interest. TCI Ventures Group received proceeds of approximately $20 million in connection with such sale.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per set-top device. Through June 30, 1998, 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying combined financial statements of TCI Ventures Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, NDTC acquired 21.4 million shares of stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business,
(ii) the license of certain related technology to GI, (iii) a $50 million promissory note from TCI Ventures Group to GI and (iv) a nine year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a service agreement pursuant to which it will provide certain services to GI's set-top authorization business.

                            TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1998 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         New Litigation

         AT&T Merger Litigation. Between June 24 and July 1, 1998, thirteen substantially similar purported class action complaints were filed by stockholders of Tele-Communications, Inc. ("TCI") in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") under the captions Nieto v. Fisher, et al., C.A. No. 16470; Martin, et al. v. Fisher, et al., C.A. No. 16471; Bove v. Fisher, et al., C.A. No. 16473; Freiman v. Fisher, et al., C.A. No. 16474; Great Neck Capital Appreciation Investment Partnership, L.P. v. Fisher, et al., C.A. No. 16477; Cohen v. Fisher, et al., C.A. No. 16478; Silvert v. Fisher, et al., C.A. No. 16479; Alex Cooper Profit Sharing Trust v. Fisher, et al., C.A. No. 16482; Satz v. Fisher, et al., C.A. No. 16489; Stefansky, et al. v. Fisher, et al., C.A. No. 16490; Hushing v. Fisher, et al., C.A. No. 16491; Krim v. Fisher, et al., C.A. No. 16495; and Hirsch v. Fisher, et al., C.A. No. 16501. All thirteen complaints name as defendants TCI and the following directors of TCI: Donne F. Fisher, John W. Gallivan, Paul A. Gould, Leo J. Hindery, Jr., Jerome H. Kern, Kim Magness, John C. Malone, Robert A. Naify and J.C. Sparkman. The complaints in C.A. Nos. 16470, 16471, 16474, 16478, 16479, 16495, and
         16501 also name AT&T Corporation ("AT&T") as a defendant. The complaints were filed in response to the announcement on June 24, 1998 of a proposed merger between TCI and AT&T and allege substantially similar claims.

         The gravamen of the complaints is that the terms of the proposed TCI-AT&T merger will unjustly benefit holders of TCI Group Class B common stock at the expense of holders of TCI Group Class A common stock and that, by approving the proposed merger, the directors of TCI have breached their fiduciary duties to the TCI Group Class A stockholders. Plaintiffs in all thirteen complaints seek to enjoin the proposed merger (or rescind the merger in the event it is consummated) and unspecified compensatory damages, fees and costs. In addition to the above complaints, the complaint in an existing derivative action against TCI and the TCI board of directors in the Delaware Chancery Court, In re Tele-Communications, Inc. Shareholder Litigation, Consolidated C.A. No. 16128, was amended on June 26, 1998 to include claims arising from the proposed TCI-AT&T merger substantially similar to those alleged in the thirteen actions above. See related discussion below. These actions remain pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                            TELE-COMMUNICATIONS, INC.


Item 1. Legal Proceedings (continued).

         On June 25 and July 1, 1998, two other substantially similar purported class action complaints alleging claims arising from the proposed TCI-AT&T merger were filed in the Delaware Chancery Court under the captions Landau v. Fisher, et al., C.A. No. 16492, and Getfinger v. Fisher, et al., C.A. No. 16502, respectively. Named as defendants in both complaints are TCI, AT&T and the TCI board of directors: Donne F. Fisher, John W. Gallivan, Paul A. Gould, Leo J. Hindery, Jr., Jerome H. Kern, Kim Magness, John C. Malone, Robert A. Naify and J.C. Sparkman. The two actions were brought on behalf of holders of Series A TCI Ventures Group Common Stock and allege that the TCI directors breached their fiduciary duty to plaintiffs by failing to adequately represent the interests of the class in the proposed consolidation of TCI Ventures Group ("Ventures") and Liberty Media Group ("Liberty") and the sale of Ventures' assets to TCI, both to be undertaken in connection with the proposed TCI-AT&T merger. The complaints further allege that the consideration to be received by the class in the Ventures-Liberty consolidation is inadequate. Plaintiffs in the complaints seek to enjoin the transactions complained of (or rescind the transactions in the event they are consummated) and unspecified compensatory damages, fees and costs. These actions remain pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Tele-Communications International, Inc. Stockholder Litigation. On July 13, 1998, two putative class action complaints were filed by certain stockholders of Tele-Communications International, Inc. ("TINTA") in the Court of Chancery of the State of Delaware. The actions, which have identical claims and allegations, are styled as Berkowitz v. Hindery, et al., C.A. No. 16533, and Chetkov v. Hindery, et al., C.A. No. 16534, respectively. The complaints were filed following the announcement of a proposed business combination in which Liberty Media Group would acquire all outstanding public shares of TINTA not already owned by TCI Ventures Group. The defendants named in both complaints are Tele-Communications, Inc., TINTA, and the Board of Directors of TINTA:
         Leo J. Hindery, John C. Malone, Gary S. Howard, David J. Evans, Pierre Lescure, Paul A. Gould, Fred A. Vierra, and Jerome H. Kern. The gravamen of both complaints is that the TINTA directors will breach their fiduciary duties by approving the merger and undervaluing the proposed merger consideration to the detriment of the TINTA public stockholders. Plaintiffs in both actions seek to enjoin the consummation or closing of the proposed merger, or the rescission of the merger in the event it is consummated, and unspecified compensatory damages, fees and costs. The actions remain pending and discovery has not commenced. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                            TELE-COMMUNICATIONS, INC.


Item 1.  Legal Proceedings (continued).

         New Developments in Previously Reported Litigation

         As previously reported, following the announcement of the proposed merger (the "TBS-Time Warner Merger") between Turner Broadcasting Systems, Inc. ("TBS") and Time Warner, Inc. ("Time Warner") several purported class action lawsuits were filed by TBS shareholders in Fulton County Superior Court, Georgia. On November 1, 1995, plaintiffs in thirteen of the cases filed a second amended class action Complaint in what became a consolidated action styled Lewis v. TBS, Inc. C.A. No. B-41500 (the "Lewis Action"). The defendants include, among others, Tele-Communications, Inc., John Malone, Peter Barton and Fred Vierra. The TBS-Time Warner merger was consummated on October 10, 1996. On December 20, 1996, the Georgia State Court dismissed the plaintiffs third amended complaint in the Lewis Action. Plaintiffs stated their intention to appeal the dismissal order and filed a fourth amended complaint on January 16, 1997. On July 14, 1997, the court granted defendants motion for summary judgment on the fourth amended complaint. On October 14, 1997, plaintiffs filed an appeal from dismissal of the third amended complaint and the order granting summary judgment on claims raised in the fourth amended complaint. On appeal, the Georgia State Court's dismissal of the third amended complaint was affirmed by the Court of Appeals, and on July 9, 1998, the time period during which plaintiffs could have applied for certiorari to the Georgia Supreme Court expired. Such events represent the final resolution of this matter and this case will not be reported on in the future.

         As previously reported, during August 1996, five putative class action complaints were filed with the Delaware Court of Chancery in C.A. Nos. 15179, 15187, 15188, 15189 and 15195 by stockholders of Home Shopping Network, Inc. ("HSN"). The complaints were filed following the announcement of the proposed merger between HSN and Silver King Communications, Inc. ("Silver King"). The defendants in the actions include HSN, Silver King, Tele-Communications, Inc. ("TCI"), Liberty Media Corporation ("Liberty") and the directors of HSN (Barry Diller, James G. Held, Peter R. Barton, Robert R. Bennett, Leo J. Hindery, Jr.,
         H. Norman Schwarzkopf and Mr. Eli Segal). Mr. Bennett is an executive officer of Liberty. Mr. Hindery is an executive officer of TCI. The foregoing actions have been consolidated for all purposes pursuant to an order by the court which specifies that the complaint in C.A. No. 15188 is the designated complaint in the consolidated action. The HSN-Silver King merger was completed on December 20, 1996. This case was dismissed in April 1998 and will not be reported on in the future.

                            TELE-COMMUNICATIONS, INC.


Item 1. Legal Proceedings (continued).

         As previously reported, in January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. On March 30, 1998 the Court entered a stipulated order dismissing all of the TCI Defendants from the consolidated case. The stipulated dismissal did not have any adverse effect upon the financial condition of the Company. Such stipulated dismissal represents the final resolution of this matter and this case will not be reported on in the future.

                            TELE-COMMUNICATIONS, INC.

         As previously reported, on February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against Tele-Communications, Inc. ("TCI") and certain current and former officers of TCI and its subsidiary, TCI Communications, Inc. (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the Estate of Bob Magness. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Discovery is proceeding and the parties have agreed to attend a mediation which will take place at some date in the future. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         As previously reported, in September 1997, five substantially similar purported class action complaints were filed by stockholders of BET Holdings, Inc. ("BET") in the Court of Chancery of the State of Delaware under the captions Herbert Behrens v. Robert L. Johnson, et al., C.A. No. 15921; Harbor Finance Partners v. Peter Barton, et al., C.A. No. 15923; Alan Friedman v. Robert L. Johnson, et al., C.A. No. 15924; Tiger Options, L.L.C. v. Robert L. Johnson, et al., C.A. No. 15936 and Jerome Ramos v. Robert L. Johnson, et al., C.A. No. 15941. Subsequently, on October 14, 1997, an Order of Consolidation was entered consolidating these actions under the caption In re BET Holdings, Inc. Shareholders Litigation, C.A. No. 15921 (the "Consolidated Action"). In the designated complaint in the Consolidated Action, the named defendants are: Robert L. Johnson, John C. Malone, Peter R. Barton, Delano E. Lewis, Sheila Crump Johnson, Herbert P. Wilkins, Denzel Washington, TCI, Liberty Media Corporation, and BET. The Consolidated Action focuses on the announcement of an offer by TCI, Liberty and Robert L. Johnson, the Chief Executive Officer of BET (collectively, the "Acquisition Group") to purchase all outstanding shares of BET for $48 per share, alleging that the proposed $48 per share price was inadequate and that the transaction contemplated by the offer would constitute a breach of fiduciary duty by the directors of BET. In March 1998, BET accepted a $63 per share merger proposal from the Acquisition Group. At that time, the parties to the contractual action agreed to a settlement in principle which is subject to final negotiation and execution of settlement documents, confirmatory discovery, court approval and other matters. On June 25, 1998, the parties to the Consolidated Action filed a Stipulation of Settlement with the Delaware Chancery Court. On July 28, 1998, the Delaware Chancery Court entered a final order approving the settlement and dismissing the litigation. Such final order represents the final resolution of this matter and this case will not be reported on in future filings.

                            TELE-COMMUNICATIONS, INC.


Item 1.  Legal Proceedings (continued).

         As previously reported, on October 7, 1997, a purported class lawsuit captioned Yvonne Baskerville v. Robert L. Johnson, et al., Civil Action No. 97ca00778 was filed in the Superior Court of The District of Columbia. The defendants in the Baskerville action are: Robert L. Johnson, John C. Malone, Denzel Washington, Delano E. Lewis, Sheila Crump Johnson, BET, TCI and Liberty Media Corporation. The Baskerville action is substantially similar to the Consolidated Action. The Complaint, among other things, alleges Breach of Fiduciary Duty in connection with a proposed "freeze-out" transaction, where they allege that defendants intended to take full equity ownership of BET through a merger into a new entity. The Complaint seeks judgment declaring class action; granting injunctive relief against consummation of the transaction or order rescinding the proposed merger transaction; and ordering defendants to account for all damages including costs and disbursements, attorney fees, and expert fees. By consent of the parties, proceedings in the Baskerville action have been stayed conditionally. On July 30, 1998, the Superior Court of the District of Columbia dismissed the Baskerville action. Such dismissal represents the final resolution of this matter and this case will not be reported on in future filings.

         As previously reported, on January 8, 1998, the following actions were filed in the Court of Chancery of the State of Delaware In and For New Castle County: Morgan, et al. v. Tele-Communications, Inc., et al., Civil Action No. 16128-NC; Steiner v. Tele-Communications, Inc., et al., Civil Action No. 16130-NC; Weisberg v. Tele-Communications, Inc., et al., Civil Action No. 16131-NC; Pan v. Tele-Communications, Inc., et al., Civil Action No. 16133; Klein v. Tele-Communications, Inc., et al., Civil action No. 16135; Crandon Capital Partners v. Tele-Communications, Inc., et al., Civil Action No. 16136; and Deutsch
         v. Tele-Communications, Inc., et al., Civil Action No. 16148. Also named as defendants in these cases are John C. Malone, John W. Gallivan, Donne F. Fisher, Leo J. Hindery, Jr., J.C. Sparkman, Paul A. Gould, Jerome H. Kern, Kim Magness, and Robert A. Naify. On June 26, 1998, Plaintiffs filed an amended complaint to add claims arising from the proposed TCI-AT&T merger substantially similar to those alleged in the AT&T Merger litigation described above. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                            TELE-COMMUNICATIONS, INC.


Item 2.  Change in Securities.

TCI issued 1,135,288 shares of TCI Group Series A Stock on June 29, 1998 to the holder of shares of Convertible Preferred Stock, Series C TCI Group ("Series C - TCI Group") upon the conversion, and pursuant to the terms, thereof. TCI issued the equity securities described in this paragraph in reliance on the exemption from the registration requirements of the Act provided by Section 3(a)(9) thereof. TCI believes that such exemption from registration is available because
(i) shares of TCI Group Series A Stock were issued by TCI to existing security holders exclusively in exchange for shares of Series C-TCI Group and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On April 30, 1998, TCI issued 153,183 shares of Liberty Group Series B Stock valued at $5 million and conveyed a limited partnership interest in a limited partnership with a capital account of $1 million to an individual who is an executive officer and a director of TCI in exchange for such individual's limited partnership interest in another limited partnership. TCI issued the equity securities described in this paragraph pursuant to the private placement exemption from the registration requirements of the Act provided by Section 4(2) thereof.

                            TELE-COMMUNICATIONS, INC.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits -

                  (3) The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January
                           26, 1995, August 3, 1995, August 3, 1995, January 25,
                           1996, January 25, 1996, April 7, 1997, August 28,
                           1997, December 30, 1997, December 30, 1997, January 17, 1998 and April 24, 1998.

                  (10.1) Employment Agreement, dated as of June 23, 1998, between the Company and Leo J. Hindery, Jr.

                  (10.2) Employment Agreement, dated as of June 1, 1998, between the Company and Stephen M. Brett

                  (10.3) Employment Agreement, dated as of January 1, 1998, between the Company and Larry E. Romrell

                  (27)     Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

           Date of                   Items
           Report                  Reported           Financial Statements Filed
           ------                  --------           --------------------------
  March 6, 1998, as                 Item 7            Cablevision Systems Corporation
       amended on June 23                               Three and nine months ended September
       and June 30, 1998                                    30, 1997 (unaudited)
                                                        Years ended December 31, 1996, 1995 and
                                                            1994

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TELE-COMMUNICATIONS, INC.




Date:      August 13, 1998         By:   /s/ Leo J. Hindery, Jr.
                                        --------------------------------------
                                             Leo J. Hindery, Jr.
                                               President and Chief
                                                 Operating Officer




Date:      August 13, 1998         By:   /s/ Stephen M. Brett
                                        --------------------------------------
                                             Stephen M. Brett
                                                Executive Vice President,
                                                 General Counsel and Secretary



Date:      August 13, 1998         By:   /s/ Bernard W. Schotters
                                        --------------------------------------
                                             Bernard W. Schotters
                                               Senior Vice President
                                                 (Principal Financial Officer)




Date:      August 13, 1998         By:   /s/ Ann M. Koets
                                        --------------------------------------
                                             Ann M. Koets
                                               Executive Vice President
                                                 TCI Communications, Inc.
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

         (3) The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January
                     26, 1995, August 3, 1995, August 3, 1995, January 25,
                     1996, January 25, 1996, April 7, 1997, August 28,
                     1997, December 30, 1997, December 30, 1997, January 17, 1998 and April 24, 1998.

         (10.1) Employment Agreement, dated as of June 23, 1998, between the Company and Leo J. Hindery, Jr.

         (10.2) Employment Agreement, dated as of June 1, 1998, between the Company and Stephen M. Brett

         (10.3) Employment Agreement, dated as of January 1, 1998, between the Company and Larry E. Romrell

         (27)        Tele-Communications, Inc. Financial Data Schedule