Form 10-Q
period 1998-09-30
TELE COMMUNICATIONS INC /CO/
filed 1998-11-13
CIK 925692

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from       to
                                   ------   -------

Commission File Number 0-20421


                           TELE-COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                             84-1260157
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


         5619 DTC Parkway
        Englewood, Colorado                                  80111
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         The number of shares outstanding of Tele-Communications, Inc.'s common stock (net of treasury shares and shares held by subsidiaries) as of October 31, 1998, was:

                  Tele-Communications, Inc. Series A TCI Group
                       common stock - 473,516,647 shares,
                  Tele-Communications, Inc. Series B TCI Group
                       common stock - 64,444,193 shares,
             Tele-Communications, Inc. Series A Liberty Media Group
                       common stock - 325,547,288 shares,
             Tele-Communications, Inc. Series B Liberty Media Group
                       common stock - 31,699,575 shares,
             Tele-Communications, Inc. Series A TCI Ventures Group
                       common stock - 377,109,356 shares,
                                      and
             Tele-Communications, Inc. Series B TCI Ventures Group
                       common stock - 45,333,022 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                    September 30,   December 31,
                                                                      1998              1997
                                                                    -------------   -----------
Assets                                                                   amounts in millions
Cash and cash equivalents                                           $   320             244

Restricted cash (note 4)                                                375              40

Trade and other receivables, net                                        664             529

Prepaid program rights                                                  128             104

Committed program rights                                                108             115

Investments in affiliates, accounted for under the equity
    method, and related receivables (note 5)                          4,547           3,063

Investment in Time Warner, Inc. ("Time Warner") (note 6)              5,021           3,555

Investment in AT&T Corp. ("AT&T") (note 7)                            2,744              --

Property and equipment, at cost:
    Land                                                                 67              96
    Distribution systems                                             10,014          10,784
    Support equipment and buildings                                   1,750           1,558
                                                                    -------         -------
                                                                     11,831          12,438
    Less accumulated depreciation                                     4,839           4,759
                                                                    -------         -------
                                                                      6,992           7,679
                                                                    -------         -------

Franchise costs                                                      15,327          17,910
    Less accumulated amortization                                     2,622           2,763
                                                                    -------         -------
                                                                     12,705          15,147
                                                                    -------         -------

Other assets, net of accumulated amortization                         2,761           1,837
                                                                    -------         -------

                                                                    $36,365          32,313
                                                                    =======         =======


                                                                    (continued)
                                      I-1

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                                   September 30,   December 31,
                                                                                      1998            1997
                                                                                   ------------    -----------
Liabilities and Stockholders' Equity                                                amounts in millions

Accounts payable                                                                   $    149             169

Accrued interest                                                                        161             258

Accrued programming expense                                                             412             399

Other accrued expenses                                                                1,019             997

Deferred option premium (note 6)                                                         --             306

Debt (note 9)                                                                        14,895          15,250

Deferred income taxes                                                                 7,871           6,104

Other liabilities (note 15)                                                           1,369             664
                                                                                   --------        --------
    Total liabilities                                                                25,876          24,147
                                                                                   --------        --------
Minority interests in equity of consolidated subsidiaries                             1,428           1,565

Redeemable securities:
    Preferred stock (note 10)                                                           299             655
    Common stock                                                                         28               5

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely subordinated debt securities of TCI Communications, Inc.
    ("TCIC")(note 11)                                                                 1,500           1,500

Stockholders' equity (note 12):
    Series Preferred Stock, $.01 par value                                               --              --
    Class B 6% Cumulative Redeemable Exchangeable Junior Preferred
       Stock, $.01 par value                                                             --              --
    Common stock, $1 par value:
       Series A TCI Group. Authorized 1,750,000,000 shares; issued
          610,507,868 shares in 1998 and 605,616,143 shares in 1997                     610             606
       Series B TCI Group. Authorized 150,000,000 shares; issued
          73,929,229 shares in 1998 and 78,203,044 shares in 1997                        74              78
       Series A Liberty Media Group.  Authorized 750,000,000
          shares; issued 357,722,948 shares in 1998 and 344,962,521
          shares in 1997                                                                358             345
       Series B Liberty Media Group.  Authorized 75,000,000
          shares; issued 35,198,836 shares in 1998 and 35,180,385
          shares in 1997                                                                 35              35
       Series A TCI Ventures Group. Authorized 750,000,000 shares;
          issued 377,126,966 shares in 1998 and 377,386,032
          shares in 1997                                                                377             377
       Series B TCI Ventures Group. Authorized 75,000,000 shares;
          issued 45,766,218 shares in 1998 and 32,532,800
          shares in 1997                                                                 46              33
    Additional paid-in capital                                                        5,275           5,063
    Accumulated other comprehensive earnings, net of taxes (note 1)                   1,715             772
    Retained earnings (accumulated deficit)                                             490            (877)
                                                                                   --------        --------
                                                                                      8,980           6,432
    Treasury stock and common stock held by subsidiaries,
          at cost (note 12)                                                          (1,746)         (1,991)
                                                                                   --------        --------
          Total stockholders' equity                                                  7,234           4,441
                                                                                   --------        --------
Commitments and contingencies (notes 2, 5, 8, 15 and 16)
                                                                                   $ 36,365          32,313
                                                                                   ========        ========


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                   Three months ended     Nine months ended
                                                                                      September 30,         September 30,
                                                                                   ------------------     -----------------
                                                                                     1998       1997       1998       1997
                                                                                   -------    -------    -------    -------
                                                                                          amounts in millions,
                                                                                         except per share amounts
Revenue                                                                            $ 1,825      1,934      5,510      5,637

Operating costs and expenses:
   Operating                                                                           709        738      2,157      2,192
   Selling, general and administrative                                                 438        418      1,301      1,213
   Year 2000 costs (note 16)                                                             4         --          6         --
   AT&T merger costs (note 2)                                                            1         --         11         --
   Stock compensation                                                                   11        160        423        231
   Cost of distribution agreements (note 14)                                            --         --         83         --
   Depreciation and amortization                                                       407        396      1,250      1,177
                                                                                   -------    -------    -------    -------
                                                                                     1,570      1,712      5,231      4,813
                                                                                   -------    -------    -------    -------

         Operating income                                                              255        222        279        824

Other income (expense):
   Interest expense                                                                   (272)      (300)      (808)      (883)
   Interest and dividend income                                                         33         25         72         64
   Share of losses of affiliates, net (note 5)                                        (397)      (253)      (986)      (591)
   Loss on early extinguishment of debt (note 9)                                        (6)        --        (44)       (11)
   Minority interests in earnings of consolidated
      subsidiaries, net note 11)                                                       (39)       (35)       (68)      (129)
   Gain on issuance of equity interests by subsidiaries
      (notes 8 and 14)                                                                  17         60         55         60
   Gain on issuance of stock by equity investees (note 5)                               58         --        259         21
   Gain on disposition of assets (notes 6, 7 and 8)                                  2,605        338      3,704        400
   Other, net                                                                           (6)        (1)       (25)        (7)
                                                                                   -------    -------    -------    -------
                                                                                     1,993       (166)     2,159     (1,076)
                                                                                   -------    -------    -------    -------

      Earnings (loss) before income taxes                                            2,248         56      2,438       (252)

Income tax benefit (expense)                                                          (903)       (78)    (1,068)        18
                                                                                   -------    -------    -------    -------

      Net earnings (loss)                                                            1,345        (22)     1,370       (234)

Dividend requirements on preferred stocks                                               (5)       (10)       (18)       (31)
                                                                                   -------    -------    -------    -------

      Net earnings (loss) attributable to common stockholders                      $ 1,340        (32)     1,352       (265)
                                                                                   =======    =======    =======    =======

Net earnings (loss) attributable to common stockholders:
   TCI Group Series A and Series B common stock                                    $    47       (224)       130       (479)
   Liberty Media Group Series A and Series B common stock                              (11)       162        227        184
   TCI Ventures Group Series A and Series B common stock                             1,304         30        995         30
                                                                                   -------    -------    -------    -------

                                                                                   $ 1,340        (32)     1,352       (265)
                                                                                   =======    =======    =======    =======
Basic earnings (loss) attributable to common stockholders
   per common share (note 3):
      TCI Group Series A and Series B common stock                                 $   .09       (.34)       .25       (.71)
                                                                                   =======    =======    =======    =======
      Liberty Media Group Series A and Series B common stock                       $  (.03)       .44        .64        .50
                                                                                   =======    =======    =======    =======
      TCI Ventures Group Series A and Series B common stock                        $  3.08        .07       2.36        .07
                                                                                   =======    =======    =======    =======

Diluted earnings (loss) attributable to common stockholders
   per common and potential common share (note 3):
      TCI Group Series A and Series B common stock                                 $   .08       (.34)       .22       (.71)
                                                                                   =======    =======    =======    =======
      Liberty Media Group Series A and Series B common stock                       $  (.03)       .40        .58        .45
                                                                                   =======    =======    =======    =======
      TCI Ventures Group Series A and Series B common stock                        $  2.89        .07       2.20        .07
                                                                                   =======    =======    =======    =======

Comprehensive earnings (loss) (note 1)                                             $ 1,430        (38)     2,313       (248)
                                                                                   =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1998
                                  (unaudited)

                                                                                          Common Stock
                                                               -------------------------------------------------------------------
                                                     Class B         TCI Group           Liberty Media Group    TCI Ventures Group
                                                    Preferred  --------------------    ----------------------  --------------------
                                                      Stock    Series A    Series B    Series A     Series B   Series A   Series B
                                                   ----------  ----------  --------    ---------    ---------  ---------  ---------
                                                                                   amounts in millions

Balance at January 1, 1998                         $     --        606          78         345         35        377          33

    Net earnings                                         --         --          --          --         --         --          --
    Exchange of common stock in connection with
      the Magness Settlement (note 13)                   --         --          11          --         --         --          13
    Issuance of common stock in connection with
      settlement of litigation                           --          1           1          --         --         --          --
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                          --         --          --          --         --         --          --
    Premium received in connection with put
      obligation                                         --         --          --          --         --         --          --
    Issuance of common stock for acquisitions
      (note 8)                                           --          1          --           7         --         13          --
    Repurchase of common stock to be held in
      treasury (note 12)                                 --         --          --          --         --         --          --
    Repurchase and retirement of common stock
      (note 12)                                          --         --          --          --         --         --          --
    Retirement of common stock held in treasury          --        (12)        (16)         --         --        (13)         --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)         --         --          --          --         --         --          --
    Issuance of common stock upon conversion of
      notes and preferred stock (notes 9 and 10)         --         14          --           6         --         --          --
    Payments for call agreements (note 13)               --         --          --          --         --         --          --
    Recognition of fees related to the Equity
      Swap Facility and the Exchange (notes 12
      and 13)                                            --         --          --          --         --         --          --
    Reimbursement of fees related to Exchange
      (note 13)                                          --         --          --          --         --         --          --
    Recognition of stock compensation related
      to restricted stock awards                         --         --          --          --         --         --          --
    Accreted dividends on all classes of
      preferred stock                                    --         --          --          --         --         --          --
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                            --         --          --          --         --         --          --
    Payment of preferred stock dividends                 --         --          --          --         --         --          --
    Foreign currency translation adjustment              --         --          --          --         --         --          --
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                              --         --          --          --         --         --          --
                                                   --------   --------    --------    --------   --------   --------    --------

Balance at September 30, 1998                      $     --        610          74         358         35        377          46
                                                   ========   ========    ========    ========   ========   ========    ========

See accompanying notes to consolidated financial statements.




                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1998
                                  (unaudited)


                                                                                                   Treasury
                                                                                                  stock and
                                                                   Accumulated                      common
                                                                      other         Retained        stock
                                                    Additional    comprehensive     earnings        held by        Total
                                                     paid-in        earnings,      (accumulated   subsidiaries,  stockholders'
                                                     capital      net of taxes       deficit)        at cost       equity
                                                   -----------    ------------     -----------    -----------    -----------
                                                                           amounts in millions
Balance at January 1, 1998                               5,063            772          (877)        (1,991)         4,441

    Net earnings                                            --             --         1,370             --          1,370
    Exchange of common stock in connection with
      the Magness Settlement (note 13)                     509             --            --           (533)            --
    Issuance of common stock in connection with
      settlement of litigation                              48             --            --             (3)            47
    Reclassification to redeemable securities
      of redemption amount of common stock
      subject to put obligation                            (24)            --            --             --            (24)
    Premium received in connection with put
      obligation                                             3             --            --             --              3
    Issuance of common stock for acquisitions
      (note 8)                                             353             --            --             --            374
    Repurchase of common stock to be held in
      treasury (note 12)                                    --             --            --            (20)           (20)
    Repurchase and retirement of common stock
      (note 12)                                            (11)            --            --             --            (11)
    Retirement of common stock held in treasury           (760)            --            --            801             --
    Gain from issuance of equity by subsidiary
      and equity investee, net of taxes (note 5)            67             --            --             --             67
    Issuance of common stock upon conversion of
      notes and preferred stock (notes 9 and 10)           329             --            --             --            349
    Payments for call agreements (note 13)                (274)            --            --             --           (274)
    Recognition of fees related to the Equity
      Swap Facility and the Exchange (notes 12
      and 13)                                              (25)            --            --             --            (25)
    Reimbursement of fees related to Exchange
      (note 13)                                             11             --            --             --             11
    Recognition of stock compensation related
      to restricted stock awards                            4              --            --             --              4
    Accreted dividends on all classes of
      preferred stock                                      (13)            --            (5)            --            (18)
    Accreted dividends on all classes of
      preferred stock not subject to mandatory
      redemption requirements                                5             --             2             --              7
    Payment of preferred stock dividends                   (10)            --            --             --            (10)
    Foreign currency translation adjustment                 --              6            --             --              6
    Change in unrealized holding gains for
      available-for-sale securities, net of
      taxes                                                 --            937            --             --            937
                                                   -----------    -----------   -----------    -----------    -----------

Balance at September 30, 1998                            5,275          1,715           490         (1,746)         7,234
                                                   ===========    ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                1998           1997
                                                                            ------------    ------------
                                                                                 amounts in millions
                                                                                    (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                      $      1,370            (234)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              1,250           1,177
        Cost of distribution agreements                                               83              --
        Stock compensation                                                           423             231
        Payments of obligation relating to stock compensation                       (161)            (26)
        Share of losses of affiliates, net                                           986             591
        Loss on early extinguishment of debt                                          44              11
        Minority interests in earnings of consolidated subsidiaries, net              68             129
        Gain on issuance of equity interests by subsidiaries                         (55)            (60)
        Gain on issuance of stock by equity investees                               (259)            (21)
        Gain on disposition of assets                                             (3,704)           (400)
        Deferred income tax expense (benefit)                                      1,009            (125)
        Payments of restructuring charges                                             (5)            (21)
        Other noncash charges                                                          2              13
        Changes in operating assets and liabilities, net of the effect of acquisitions:
             Change in receivables                                                  (157)            (10)
             Change in prepaids                                                      (17)            (79)
             Change in other accruals and payables                                  (112)             38
                                                                            ------------    ------------
                Net cash provided by operating activities                            765           1,214
                                                                            ------------    ------------
Cash flows from investing activities:
   Cash paid for acquisitions                                                       (211)           (331)
   Capital expended for property and equipment                                    (1,123)           (419)
   Investments in and loans to affiliates                                         (1,346)           (392)
   Collections of loans to affiliates                                              1,658              87
   Proceeds from disposition of assets                                               712             352
   Change in restricted cash                                                        (335)             39
   Cash received in exchanges                                                         45              18
   Other investing activities                                                        (73)            (11)
                                                                            ------------    ------------
               Net cash used in investing activities                                (673)           (657)
                                                                            ------------    ------------
Cash flows from financing activities:
   Borrowings of debt                                                              4,645           3,311
   Repayments of debt                                                             (4,213)         (4,125)
   Prepayment penalties                                                              (39)             (7)
   Repurchase of common stock to be held in treasury                                 (20)            (18)
   Repurchase and retirement of common stock                                         (11)             --
   Repurchase of subsidiary common stock                                             (15)            (42)
   Payment of preferred stock dividends                                              (27)            (37)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                    (141)           (130)
   Payments for call agreements                                                     (274)             --
   Proceeds from issuance of subsidiary common stock and preferred stock              91             148
   Proceeds from issuance of Trust Preferred Securities                               --             490
   Other financing activities                                                        (12)              3
                                                                            ------------    ------------
               Net cash used in financing activities                                 (16)           (407)
                                                                            ------------    ------------
               Net increase in cash and cash equivalents                              76             150

               Cash and cash equivalents at beginning of period                      244             405
                                                                            ------------    ------------
               Cash and cash equivalents at end of period                   $        320             555
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                  (unaudited)


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


                                                                    (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(2)      Proposed Merger

         TCI and AT&T have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and
         (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

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


                                                                    (continued)

                  TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group", which following the Merger, will be made up of the businesses and assets which are attributed to Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation ("@Home") attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999,
         (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement, under certain circumstances, including the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

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

         (a)      TCI Group Stock

                  The basic earnings (loss) attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing net earnings (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

                  The diluted earnings attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the three and nine months ended September 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period to the extent that the assumed conversion of such securities would have been dilutive, by the weighted average number of common shares and dilutive potential common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), Convertible Preferred Stock, Series D ("Series D Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), the Malone Right (as defined in note 13), preferred stock of subsidiaries, convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998 (see note 10).

                  The diluted loss attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1997 was computed by dividing the net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Except for the issuance of 8,718,770 shares of TCI Group Series B Stock on October 14, 1998 and 5,792,800 shares of TCI Group Series B Stock on October 16, 1998, pursuant to the exercise of certain rights as described in note 13, no material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.

         Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:


                                       Three months ended         Nine months ended
                                          September 30,             September 30,
                                     -----------------------    -----------------------
                                        1998          1997         1998         1997
                                     ----------   ----------    ----------   ----------
                                       amounts in millions, except per share amounts

Basic EPS:
   Earnings (loss) attributable to
       common stockholders           $       47         (224)          130         (479)
                                     ==========   ==========    ==========   ==========
   Weighted average common shares           523          656           521          670
                                     ==========   ==========    ==========   ==========
   Basic earnings (loss) per share
       attributable to common
       stockholders                  $      .09         (.34)          .25         (.71)
                                     ==========   ==========    ==========   ==========

Diluted EPS:
   Earnings (loss) attributable to
       common stockholders           $       47         (224)          130         (479)
   Add preferred dividend
       requirements                          --           --            --           --
   Add interest expense                       1           --             2           --
                                     ----------   ----------    ----------   ----------
   Adjusted earnings (loss)
       attributable to common
       stockholders assuming
       conversion of preferred
       shares and notes payable      $       48         (224)          132         (479)
                                     ==========   ==========    ==========   ==========

   Weighted average common shares           523          656           521          670
                                     ----------   ----------    ----------   ----------
   Add dilutive potential common
       shares:
       Employee and director
         options and other
         performance awards                  12           --            10           --
       Malone Right                           1           --            --           --
       Convertible notes payable             24           --            24           --
       Series C-TCI Group
         Preferred Stock                     --           --            --           --
       Series D Preferred Stock              --           --            --           --
       Series G Preferred Stock              --           --            --           --
       Preferred stock of
         subsidiaries                        45           --            45           --
                                     ----------   ----------    ----------   ----------
       Dilutive potential common
         shares                              82           --            79           --
                                     ----------   ----------    ----------   ----------
   Diluted weighted average common
       shares                               605          656           600          670
                                     ==========   ==========    ==========   ==========
   Diluted earnings (loss) per
       share attributable to
       common stockholders           $      .08         (.34)          .22         (.71)
                                     ==========   ==========    ==========   ==========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(b)     Liberty Group Stock

        The basic earnings (loss) attributable to Liberty Media Group common stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing net earnings attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

        The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and dilutive potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-Liberty Media Group ("Series C-Liberty Media Group Preferred Stock"), the Series D Preferred Stock, the Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock"), convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998 (see note 10). Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

        The diluted loss attributable to Liberty Media Group common stockholders per common share for the three months ended September 30, 1998 was computed by dividing the net loss attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

        No material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Information concerning the reconciliation of basic EPS to diluted EPS with respect to Liberty Group Stock is presented below:


                                              Three months ended        Nine months ended
                                                 September 30,            September 30,
                                           ------------------------   -----------------------
                                              1998          1997         1998        1997
                                           ----------    ----------   ----------   ----------
                                              amounts in millions, except per share amounts

Basic EPS:
   Earnings (loss) attributable to
        common stockholders                $      (11)          162          227          184
                                           ==========    ==========   ==========   ==========
   Weighted average common shares                 357           368          357          371
                                           ==========    ==========   ==========   ==========
   Basic earnings (loss) per share
        attributable to common
        stockholders                       $     (.03)          .44          .64          .50
                                           ==========    ==========   ==========   ==========

Diluted EPS:
   Earnings (loss) attributable to
        common stockholders                $      (11)          162          227          184
                                           ==========    ==========   ==========   ==========
   Weighted average common shares                 357           368          357          371
                                           ----------    ----------   ----------   ----------
   Add dilutive potential common
        shares:
        Employee and director
           options and other
           performance awards                      --             5            8            5
        Convertible notes payable                  --            19           19           19
        Series C-Liberty Media
           Group Preferred Stock                   --             4            4            4
        Series D Preferred Stock                   --             6           --            6
        Series H Preferred Stock                   --             4            4            4
                                           ----------    ----------   ----------   ----------
        Dilutive potential common
           shares                                  --            38           35           38
                                           ----------    ----------   ----------   ----------
   Diluted weighted average common
        shares                                    357           406          392          409
                                           ==========    ==========   ==========   ==========
   Diluted earnings (loss) per
        share attributable to
        common stockholders                $     (.03)          .40          .58          .45
                                           ==========    ==========   ==========   ==========

         (c)      TCI Ventures Group Stock

                  The basic earnings (loss) attributable to TCI Ventures Group stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing earnings (loss) attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The diluted earnings attributable to TCI Ventures Group stockholders per common and potential common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing earnings attributable to TCI Ventures Group stockholders by the weighted average number of common and dilutive potential common shares outstanding of TCI Ventures Group Stock during the period. Shares issuable upon conversion of convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. Numerator adjustments for interest associated with convertible notes payable were not made to the computation of diluted earnings per share as such interest is paid or payable by TCI Group.

                  No material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.

                  Information concerning the reconciliation of basic EPS to dilutive EPS with respect to TCI Ventures Group Stock is presented below:


                                             Three months ended          Nine months ended
                                                September 30,              September 30,
                                           -----------------------    -----------------------
                                              1998         1997          1998        1997
                                           ----------   ----------    ----------   ----------
                                             amounts in millions, except per share amounts

Basic EPS:
   Net earnings (loss)                     $    1,304         (126)          995         (315)
   Loss through the date of the
        TCI Ventures Exchange
        (note 1)                                   --          156            --          345
                                           ----------   ----------    ----------   ----------
   Earnings attributable to common
        stockholders                       $    1,304           30           995           30
                                           ==========   ==========    ==========   ==========

   Weighted average common shares                 423          410           422          410
                                           ==========   ==========    ==========   ==========
   Basic earnings per share
        attributable to common
        stockholders                       $     3.08          .07          2.36          .07
                                           ==========   ==========    ==========   ==========

Diluted EPS:
   Earnings attributable to common
        stockholders                       $    1,304           30           995           30
                                           ==========   ==========    ==========   ==========

   Weighted average common shares                 423          410           422          410
                                           ----------   ----------    ----------   ----------
   Add dilutive potential common
        shares:
        Employee and director
           options and other
           performance awards                       7            4             9            4
        Convertible notes payable                  21           21            21           21
                                           ----------   ----------    ----------   ----------
        Dilutive potential common
           shares                                  28           25            30           25
                                           ----------   ----------    ----------   ----------
   Diluted weighted average common
        shares                                    451          435           452          435
                                           ==========   ==========    ==========   ==========
   Diluted earnings per share
        attributable to common
        stockholders                       $     2.89          .07          2.20          .07
                                           ==========   ==========    ==========   ==========

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows


         Cash paid for interest was $905 million and $995 million for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $39 million and $49 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company received income tax refunds of $76 million during the nine months ended September 30, 1998.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                       Nine months ended
                                                                         September 30,
                                                                    --------------------------
                                                                       1998           1997
                                                                    -----------    -----------
                                                                        amounts in millions
Cash paid for acquisitions:
   Recorded value of assets acquired                                $      (906)        (1,878)
   Net liabilities assumed                                                   79            720
   Deferred tax liability recorded in acquisitions                          105            187
   Change in minority interests in equity of consolidated
      subsidiaries                                                         (215)            64
   Elimination of notes receivable from affiliates                          350             --
   TCI common stock and preferred stock held by acquired
      company                                                                --           (484)
   Common stock and preferred stock issued in acquisitions                  376          1,060
                                                                    -----------    -----------

        Cash paid for acquisitions                                  $      (211)          (331)
                                                                    ===========    ===========
Cash received in exchanges:
   Recorded value of assets acquired                                $       (72)          (392)
   Historical cost of assets exchanged                                       87            399
   Gain recorded on exchange of assets                                       30             11
                                                                    -----------    -----------
        Cash received in exchanges                                  $        45             18
                                                                    ===========    ===========


         For a description of certain non-cash transactions, see note 8.

         The Company's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $353 million and $34 million at September 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes. The Company's restricted cash also includes amounts held as collateral for interest payment obligations pursuant to certain bank credit facilities. Such amounts aggregated $17 million and $5 million at September 30, 1998 and December 31, 1997, respectively.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investments in Affiliates

         The Company has various investments accounted for under the equity method. The following table includes the Company's carrying value of the Company's more significant investments:


                                                      September 30,  December 31,
                                                          1998          1997
                                                       -----------    --------
                                                          amounts in millions
USA Networks, Inc. ("USAI") formerly HSN, Inc.
    ("HSNI") and related investments                   $    1,024          347
Cablevision Systems Corporation ("CSC")                     1,019           15
Telewest Communications plc ("Telewest")                      432          324
Sprint Spectrum Holding Company, L.P.,
     MinorCo, L.P. and PhillieCo, L.P.                        258          607
Flextech p.l.c. ("Flextech")                                  256          261
Various foreign equity investments (other than
    Telewest Communications plc, Flextech p.l.c. and
    Cablevision S.A.)                                         252          251
Cablevision S.A. ("Cablevision")                              225          239
InterMedia Capital Partners IV, L.P. and InterMedia
    Capital Management IV, L.P.                               224          262
Falcon Communications, L.P.                                   210           --
QVC, Inc.                                                     172          134
Parnassos, L.P.                                               121           --


         Summarized unaudited combined results of operations for the Company's affiliates for the periods in which the Company used the equity method to account for such affiliates are as follows:


                                     Nine months ended
Combined Operations                     September 30,
                                --------------------------
                                    1998           1997
                                -----------   ------------
                                   amounts in millions
Revenue                         $    11,198          5,482
Operating expenses                  (10,179)        (5,293)
Depreciation and amortization        (2,177)        (1,023)
                                -----------    -----------
  Operating loss                     (1,158)          (834)


Interest expense                     (1,458)          (595)
Other, net                              (33)          (363)
                                -----------    -----------

  Net loss                      $    (2,649)        (1,792)
                                ===========    ===========



                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On March 4, 1998, the Company contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (as adjusted for a two-for-one stock split) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by the Company to external parties and $95 million of debt owed to the Company. As a result of the CSC Transaction, the Company recognized a $506 million gain in the accompanying consolidated statement of operations for the nine months ended September 30, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by the Company to CSC. The Company has also entered into letters of intent with CSC which provide for the Company to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At September 30, 1998, the Company owned 49,982,572 shares of CSC Class A common stock (as adjusted for a two-for-one stock split), which had a closing market price of $43.19 per share on such date. Such shares represented an approximate 33.2% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case the Company effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case the Company has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. During the nine months ended September 30, 1998, CSC accounted for $158 million of the Company's share of affiliate losses.

         The Company is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint"(R) brand (a registered trademark of Sprint Communications Company, L.P.) (the "PCS Ventures"). The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo, L.P. ("PhillieCo"). The partners of Sprint PCS are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and the Company. The partners of PhillieCo are subsidiaries of Sprint, Cox and the Company. The Company has a 30% partnership interest in Sprint PCS and a 35% partnership interest in PhillieCo. During the nine months ended September 30, 1998 and 1997, the PCS Ventures accounted for $510 million and $304 million, respectively, of the Company's share of affiliate losses.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         From inception through September 1998, the four partners have contributed $4.6 billion to Sprint PCS (of which the Company contributed an aggregate of $1.4 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In May 1998, the Sprint PCS partners entered into a series of agreements pursuant to which the Company, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint. If such transactions are consummated, the Company will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which the Company's share is $120 million) to Sprint PCS pending the closing of such transactions. As of September 30, 1998, all of such additional capital contributions had been made to Sprint PCS. If the above-described transactions are consummated, the Company would begin to account for its investment in the Sprint PCS stock as an available-for-sale security. No assurance can be given that the above-described transactions will be consummated.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. See note 7. On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 of a share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of ACC's merger with TCG, TCI's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI's interest in TCG, TCI recorded a non-cash gain of $201 million (before deducting deferred income tax expense of $71 million).

         During the nine months ended September 30, 1997, TCG issued 4,857,083 shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93 million. As a result of such share issuances, the Company's ownership interest in TCG was reduced to approximately 30%. Accordingly, the Company recognized a gain of $21 million (before deducting deferred income tax expense of approximately $8 million) as a result of such dilution.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, Home Shopping Network, Inc. ("HSN") and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997, HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USAI, a New York general partnership, to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities.

         At the closing of the Universal Transaction, Universal was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and received a cash payment of $1.3 billion. Pursuant to an exchange agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

         At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events. Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV INC. (collectively with BDTV INC., BDTV II INC. and BDTV III INC., "BDTV"), a newly-formed entity having substantially the same terms as BDTV INC., BDTV II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. Liberty Media Group accounts for its investment in BDTV under the equity method. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On June 24, 1998, USAI consummated the previously announced agreement to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own through a tax-free merger (the "Ticketmaster Transaction"). In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Universal Transaction and the Ticketmaster Transaction, the Company recorded a $64 million increase to additional paid-in capital (after deducting a deferred tax liability of $42 million) and an increase to investment in affiliates of $106 million. No gain was recognized in the consolidated statements of operations due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.

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

         At September 30, 1998, Liberty Media Group held 24.4 million shares of USAI's common stock through BDTV and 5.2 million shares of USAI's common stock directly. Additionally, Liberty Media Group held 22.9 million LLC Shares at September 30, 1998 as well as shares of HSN's common stock which are exchangeable for 16.6 million shares of USAI's common stock. Liberty Media Group's direct ownership of USAI is restricted by order of the Federal Communications Commission ("FCC"). Assuming Liberty Media Group had exchanged its shares in HSN and its LLC Shares for USAI common stock, Liberty Media Group would have held at September 30, 1998, 69.1 million shares or 21% of USAI, including shares held through BDTV. USAI's common stock had a closing market value of $19.438 per share on September 30, 1998.

         At September 30, 1998 Tele-Communications International, Inc. ("TINTA"), a majority-owned subsidiary of the Company, indirectly owned through its 50% ownership interest in TW Holdings, L.L.C., 463,438,960 or 22% of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)1.35 ($2.30) per share at September 30, 1998. Telewest currently operates and constructs cable television and telephone systems in the United Kingdom ("UK"). Telewest accounted for $90 million and $111 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1998 and 1997, respectively.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Effective September 1, 1998, Telewest and General Cable PLC ("General Cable") consummated a merger (the "General Cable Merger") in which holders of General Cable received 1.243 new Telewest shares and (pound)0.65 ($1.11) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADS") (each representing five General Cable shares) received 6.215 new Telewest shares and (pound)3.25 ($5.53) in cash for each share of General Cable ADS. Based upon Telewest's closing share price of (pound)0.89 ($1.51) on April 14, 1998, the General Cable Merger was valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.57) per share (the "Telewest Offer"). TINTA subscribed to 84,688,960 Telewest ordinary shares at an aggregate cost of (pound)78 million ($133 million) in connection with the Telewest Offer. Immediately following the Telewest Offer, TINTA owned 28% of the issued and outstanding Telewest ordinary shares.

         In connection with the General Cable Merger, TINTA also converted its entire holdings of Telewest convertible preference shares (132,638,250 shares) into Telewest ordinary shares. As a result of the General Cable Merger, TINTA's ownership interest in Telewest decreased to 22%. In connection with such dilution, TINTA recognized a non-cash gain of $58 million (excluding related tax expense of $20 million) during the third quarter of 1998.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1998 and 1997, Telewest experienced foreign currency transaction gains (losses) of (pound)11 million ($19 million using the applicable exchange rate) and (pound)(33 million) ($55 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision, a company engaged in the multi-channel video distribution business in Buenos Aires, Argentina, to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $320 million. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26%. TINTA recognized a gain of $49 million on the Cablevision Sale (excluding related tax expense of $17 million). TINTA continues to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Cablevision accounted for $14 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1998.

         On November 9, 1998, Cablevision and the lenders under its $1.1 billion loan facility agreed to an extension of $950 million of outstanding borrowings under the facility until December 15, 1998. At that time, outstanding borrowings are to be refinanced through (i) $550 million of indebtedness, which is expected to be issued under Cablevision's medium term note program, and (ii) $400 million of support from Cablevision's shareholder's, including TINTA. TINTA's portion of such support aggregates approximately $85 million, and will be made through (i) a $42 million capital contribution to Cablevision and (ii) the guarantee of senior indebtedness of Cablevision and/or subordinated loans from TINTA to Cablevision in the aggregate amount of $42 million.

         During the fourth quarter of 1998, one of the Cablevision shareholders exercised a put right that, under certain circumstances, could require TINTA to purchase a portion of such shareholder's ownership interest for cash consideration of up to $36 million, one-third of which would be paid on December 15, 1998 and the remaining amount would be paid in four semi-annual installments. Additionally, the Cablevision shareholders' agreement contains a buy-sell provision that, under certain circumstances, could require TINTA to purchase other shareholders' ownership interests.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In addition to Telewest and Cablevision, the Company has an equity method investment in Flextech, an entity engaged in the distribution and production of programming for multichannel video distribution systems in the UK, and other less significant equity method investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other foreign equity method investments accounted for $72 million and $73 million of the Company's share of its affiliates' losses during the nine months ended September 30, 1998 and 1997, respectively.

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Investment in Time Warner

         Liberty Media Group holds 57 million shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. See note 9.

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

(7)      Investment in AT&T

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI received in exchange for its 26% interest in TCG, approximately 47 million shares of AT&T Common Stock. TCI recognized a gain of $2.3 billion (excluding related tax expense of $883 million) on such transaction based on the difference between the carrying value of TCI's interest in TCG and the fair value of the AT&T Common Stock received. See note 5. TCI accounts for its ownership interest in AT&T Common Stock as an available-for-sale security. See note 2.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 5, the Company completed, during the first nine months of 1998, six transactions whereby the Company contributed cable television systems serving in the aggregate approximately 1,224,000 customers to six separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by the Company to external parties aggregating $323 million and intercompany debt owed to the Company aggregating $1,533 million. The Company has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, the Company has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, the Company has recorded deferred gains aggregating $163 million and recognized net gains aggregating $263 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as the Company's contingent commitments are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction (see note
         5) and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, the Company, as of September 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which the Company will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Company will no longer consolidate the Contributed Cable Systems. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to the Company's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to the Company's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail
         C-band satellite business to Superstar/Netlink Group LLC ("SNG") in exchange for an approximate 20% interest in SNG. As a result of this transaction, the Company's ownership interest in SNG decreased from 100% to approximately 80% and the Company recognized a gain of $38 million (before deducting deferred income tax expense of $15 million). Turner Vision's contribution to SNG was accounted for as a purchase, and the $61 million excess of the purchase price over the fair value of the net tangible assets acquired was recorded as an intangible asset and is being amortized over five years.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On June 11, 1998, United Video Satellite Group, Inc. ("UVSG") and The News Corporation Limited ("News Corp.") announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 60 million shares of UVSG's stock (as adjusted for a two-for-one stock split), including 22,503,412 shares of its Class A common stock and 37,496,588 shares of its Class B common stock (as adjusted for a two-for-one stock split). As a result of this transaction, and another pending transaction, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following the transaction, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock. TCI will begin to account for its interest in UVSG under the equity method of accounting following consummation of this transaction. Consummation of this transaction is subject to UVSG shareholder approval and certain regulatory approvals. Accordingly, no assurance can be given that this transaction will be consummated.

         On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of Liberty Media Group, which held non-voting class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million during the third quarter of 1997.

(9)      Debt


Debt is summarized as follows:
                                                     September 30, December 31,
                                                         1998         1997
                                                     -----------   ------------
                                                         amounts in millions

Notes payable (a)                                    $     9,474         9,017
Bank credit facilities (b)                                 4,063         5,233
Commercial paper                                             830           533
Convertible notes (c)                                         40            40
Capital lease obligations and other debt                     488           427
                                                     -----------   -----------

                                                     $    14,895        15,250
                                                     ===========   ===========


         (a) During the nine months ended September 30, 1998, the Company purchased certain notes payable which had an aggregate principal balance of $352 million and fixed interest rates ranging from 8.67% to 10.25% (the "1998 Purchases"). In connection with the 1998 Purchases, the Company recognized a loss on early extinguishment of debt of $44 million. Such loss related to prepayment penalties amounting to $39 million and the retirement of deferred loan costs.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  During the nine months ended September 30, 1997, the Company purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, the Company recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At September 30, 1998, subsidiaries of the Company had approximately $3.1 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                  As security for borrowings under one of the Company's credit facilities, the Company has pledged a portion of its TW Exchange Stock with an estimated market value at September 30, 1998 of $1.9 billion based upon the market value of the marketable common stock into which it is convertible. Additionally, as security for borrowings under another of its credit facilities, the Company pledged its holdings in Discovery Communications, Inc., QVC, Inc. and the FKW Preferred Stock. At September 30, 1998, the carrying value of such holdings aggregated $590 million.

                  Certain of TCI's subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain of TCI's subsidiaries pay fees ranging to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         (c) The convertible notes, which are stated net of unamortized discount of $166 million at September 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of the debt of the Company's subsidiaries is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1998, the fair value of the Company's debt was $17,906 million (including $2,039 million attributable to the value of the common stock underlying the convertible notes), as compared to a carrying value of $14,895 million on such date.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the nine months ended September 30, 1998 and 1997, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million for each period; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. At September 30, 1998, all of the Company's Fixed Rate Agreements had expired.

         Information concerning the Company's Variable Rate Agreements at September 30, 1998 is as follows (dollar amounts in millions):


                                                       Amount to be
Expiration         Interest rate       Notional       received upon
   date           to be received        amount        termination (a)
----------        --------------       --------        --------------
April 1999             7.4%            $     50        $      1
September 1999         6.4%                 350               4
February 2000     5.8%-6.6%                 300               5
March 2000        5.8%-6.0%                 675               8
September 2000         5.1%                  75              --
March 2027             9.7%                 300              44
December 2036          9.7%                 200              16
                                       --------        -------------

                                       $  1,950        $     78
                                       ========        =============
--------------------

         (a) The estimated amount that the Company would receive to terminate the agreements at September 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, the Company entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (5.8% at September 30,
         1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (4.7% at September 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on the LIBOR (5.7% at September 30, 1998) and receives a variable rate based on CMT (4.8% at September 30, 1998) on notional amounts of $95 million through February 2000. During the nine months ended September 30, 1998, the Company's net payments pursuant to such agreements were $1 million. At September 30, 1998, the Company would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, the Company does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of September 30, 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)     Redeemable Preferred Stock

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

(11) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $106 million and $96 million during the nine months ended September 30, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(12)     Stockholders' Equity

         Stock Repurchases

         During the nine months ended September 30, 1998, pursuant to a stock repurchase program, 66,041 shares of TCI Group Series A Stock, 145,450 shares of TCI Ventures Group Series A Stock, 94,000 shares of TCI Ventures Group Series B Stock and 766,783 shares of Liberty Group Series A Stock were repurchased at an aggregate cost of approximately $31 million.

         Treasury Stock and Common Stock Held by Subsidiaries, at Cost


                                                          September 30, 1998             December 31, 1997
                                                  -------------------------------   -----------------------------
                                                      Number of                         Number of
                                                       shares         Cost basis         shares      Cost basis
                                                  --------------   --------------   --------------   ------------
                                                                     (dollar amounts in millions)

         Treasury stock is summarized as follows:
               TCI Group Series A Stock               11,362,365   $          182       11,296,324   $          180
               TCI Group Series B Stock               14,842,472              250       30,876,766              518
               Liberty Group Series A Stock           25,561,455              505       25,082,172              489
               Liberty Group Series B Stock               82,074                2           82,074                2
               TCI Ventures Group Series A Stock          61,450                1               --               --
               TCI Ventures Group Series B Stock         432,196                5          338,196                4

         Common stock held by subsidiaries is
            summarized as follows:
               TCI Group Series A Stock              125,728,816              466      125,645,656              464
               TCI Group Series B Stock                9,154,134              161        9,112,500              160
               Liberty Group Series A Stock            6,654,367              113        6,654,367              113
               Liberty Group Series B Stock            3,417,187               61        3,417,187               61
                                                                   --------------                    --------------
                                                                   $        1,746                    $        1,991
                                                                   ==============                    ==============

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Stock Based Compensation

         Certain key employees of the Company and members of the Board hold options with tandem stock appreciation rights ("SARs") to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimated compensation relating to SARs has been recorded through September 30, 1998, and is subject to future adjustment based upon vesting and market values and, ultimately, on the final determination of market values when such rights are exercised.

         Other

         During the fourth quarter of 1997, the Company entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, the Company has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. The Company has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, the Company is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of September 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $49 million less than the fair value of such Equity Swap Shares at September 30, 1998.

         At September 30, 1998, there were 100,180,254 shares of TCI Group Series A Stock, 14,511,570 shares of TCI Group Series B Stock, 38,765,713 shares of Liberty Group Series A Stock, 33,332,576 shares of TCI Ventures Group Series A Stock and 2,800,000 shares of TCI Ventures Group Series B Stock reserved for issuance under exercise privileges related to options, convertible debt securities and convertible preferred stock. Also, one share of Series A Stock is reserved for each share of Series B Stock. Additionally, subsidiaries of TCI own an aggregate of 278,307 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1496.65 shares of TCI Group Series A Stock.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     Transactions with Officers and Directors

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at September 30, 1998. At September 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $254 million.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Additionally, on February 9, 1998, the Magness Family entered into a stockholders' agreement (the "Stockholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Stockholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to the Company exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Stockholders' Agreement and TCI and the Magness Family executed a waiver to the Malone Call Agreement to, among other things, permit the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the proceeds for the purchase of the shares of TCI Group Series B Stock.

         On April 30, 1998, the Company acquired a limited partnership interest from an individual who is an executive officer and a director of TCI in exchange for 153,183 shares of Liberty Group Series B Stock valued at $5 million and a limited partnership interest in another limited partnership with a capital account of $1 million.

         On August 5, 1998, a director of the Company paid $1.8 million to purchase, at fair value, the Company's interest in General Communication, Inc.

(14)     At Home Corporation

         During the third quarter of 1998, @Home, a subsidiary of the Company, completed a public offering (the "@Home Offering"), in which 2.9 million shares of @Home common stock were sold for net cash proceeds of approximately $125 million. In connection with the @Home Offering,
         (i) the Company paid $37 million to purchase 800,000 shares of @Home common stock and (ii) the Company's economic interest in @Home decreased to 38.8%. In connection with the associated dilution of the Company's ownership interest in @Home, the Company recognized a gain of $17 million during the third quarter of 1998.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In April 1997, @Home issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, the Company's economic interest in @Home decreased from 43% to 39%, which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of the Company's ownership interest in @Home, the Company recognized a gain of $60 million during the third quarter of 1997.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of September 30, 1998. During the nine months ended September 30, 1998, @Home recorded non-cash charges of $83 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in cost of distribution agreements in the accompanying consolidated statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce the Company's equity interest and voting power in @Home.

         Pursuant to a shareholders' agreement among certain shareholders of @Home, under certain circumstances, TCI could be required to sell a portion of its @Home common stock to such shareholders.

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

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 1998, these agreements require minimum payments aggregating approximately $703 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, it is anticipated that the required aggregate payments under the Film Licensing Obligations will be significant.

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

         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $666 million at September 30, 1998. With respect to the Company's guarantees of $166 million of such obligations, TCI has been indemnified for any loss, claim or liability that TCI may incur, by reason of such guarantees. As described in note 8, the Company also has provided certain credit enhancements with respect to obligations of the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of the Company believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to the Company.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $32 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Assuming the conversion of TCI Music convertible preferred stock, TCI, at September 30, 1998, owned TCI Music securities representing 86.4% of TCI Music's common stock and 98.2% of the voting power attributable to such TCI Music common stock. In connection with the DMX Merger, the Company assumed a contingent obligation pursuant to a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which were owned by subsidiaries of the Company) of TCI Music common stock at a price of $8.00 per share. The Company had recorded its contingent obligation to purchase such shares as a component of minority interest in equity of consolidated subsidiaries in the accompanying consolidated financial statements. Prior to the July 1998 expiration of the rights under the Rights Agreement, TCI was notified of the tender by unaffiliated holders of 4,892,077 shares and associated rights. On August 27, 1998, TCI paid $39 million to satisfy its obligation to purchase such tendered shares.

         Effective as of December 16, 1997, NDTC, a subsidiary of TCI which is attributed to the TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On July 17, 1998, the Company acquired 21.4 million shares of common stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from TCI Ventures Group to GI, and (iv) a nine-year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a services agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three year period, and represent approximately 13% of the outstanding common stock of GI at September 30, 1998. The Company recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. The Company will account for its investment in such shares using the cost method of accounting. The $346 million excess of the recorded value of GI common stock received over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from TCI Ventures Group to GI, has been deferred by the Company in the accompanying September 30, 1998 consolidated balance sheet. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

         On June 30, 1998, the Company entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, the Company agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $200 million. The initial term of the Lease is two years, and it provides for renewal, at the Company's option, for up to five additional consecutive one-year terms. Rent under the Lease is payable quarterly. At the end of the originally scheduled or renewed lease term, the Company is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of September 30, 1998, the Company has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $109 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

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


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Estimates of compensation relating to phantom stock appreciation rights granted to employees of a subsidiary of TCI have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon a valuation model derived from such subsidiary's cash flow, working capital and debt.

(16)     Year 2000

         During the three months ended September 30, 1998, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant, systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. It is comprised of a 90 member full-time staff and is accountable to executive management of the Company.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At September 30, 1998, the Company's overall progress by phase was as follows:


                             Percentage of all
                             Equipment/Systems
      Phase                     In Phase *
-----------------            -----------------
Phase 1-Assessment                  92%
Phase 2-Remediation                 54%
Phase 3-Testing                     10%
Phase 4-Implementation               5%

--------------------

         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of year 2000 projects.

         The Company is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service. The Company has received information that the most critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. The Company is currently developing contingency plans for systems provided by vendors who have not responded to the Company's surveys.

         In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.


                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were $4 million and less than $1 million, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $6 million and less than $1 million, respectively. Management of the Company currently estimates the remaining costs to be not less than $71 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $77 million (including $32 million for replacement of noncompliant information technology ("IT") systems). Also included in this estimate is $9 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

         The Company is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, the Company does not consolidate an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on a measure of operating cash flow (defined as operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs, and stock compensation). The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                                                    (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Company utilizes the following interim financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:


                                         Domestic cable       Domestic
                                        & communications     programming       All
                                             services         services        other        Total
                                        ----------------     -----------      -----        -----
                                                          amounts in millions
Nine months ended September 30, 1998:
Revenue from external customers
    including intersegment
    revenue                                $     4,560            498           685         5,743
Intersegment revenue                       $       (13)           210            36           233
Segment operating cash flow                $     1,889             75            88         2,052

Nine months ended September 30, 1997:
Revenue from external customers
    including intersegment
    revenue                                $     4,779            244           758         5,781
Intersegment revenue                       $         2            105            37           144
Segment operating cash flow                $     2,035             62           135         2,232

A reconciliation of reportable segment operating cash flow to the Company's consolidated earnings (loss) before income tax is as follows:


                                                                     Nine months ended
                                                                       September 30,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                   amounts in millions
Total operating cash flow for reportable segments               $    1,964         2,097
Other operating cash flow                                               88           135
Other items excluded from operating cash flow:
         Depreciation and amortization                              (1,250)       (1,177)
         Year 2000 costs                                                (6)           --
         AT&T merger costs                                             (11)           --
         Stock compensation                                           (423)         (231)
         Cost of distribution agreements                               (83)           --
         Interest expense                                             (808)         (883)
         Interest and dividend income                                   72            64
         Share of losses of affiliates, net                           (986)         (591)
         Loss on early extinguishment of debt                          (44)          (11)
         Minority interest in earnings of consolidated
            subsidiaries, net                                          (68)         (129)
         Gain on issuance of equity interests by subsidiaries           55            60
         Gain on issuance of stock by equity investees                 259            21
         Gain on disposition of assets                               3,704           400
         Other, net                                                    (25)           (7)
                                                                ----------    ----------
            Earnings (loss) before income taxes                 $    2,438          (252)
                                                                ==========    ==========

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                             Combined Balance Sheets
                                   (unaudited)


                                                 September 30,        December 31,
                                                      1998                1997
                                                 -------------        ------------
Assets                                                  amounts in millions

Cash and cash equivalents                           $    --                21

Restricted cash (note 4)                                358                35

Trade and other receivables, net                        488               394

Investment in Cablevision Systems Corporation
 ("CSC"), accounted for under the equity method
 (note 5)                                             1,006                --

Investments in other affiliates, accounted for
 under the equity method, and related
 receivables (note 6)                                   711               414

Property and equipment, at cost:
 Land                                                    59                77
 Distribution systems                                 9,487             9,933
 Support equipment and buildings                      1,384             1,411
                                                    -------           -------
                                                     10,930            11,421
 Less accumulated depreciation                        4,510             4,479
                                                    -------           -------
                                                      6,420             6,942
                                                    -------           -------

Franchise costs                                      15,218            17,802
 Less accumulated amortization                        2,582             2,725
                                                    -------           -------
                                                     12,636            15,077
                                                    -------           -------

Other assets, net of accumulated amortization           667               695
                                                    -------           -------

                                                    $22,286            23,578
                                                    =======           =======


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)


                                                             September 30,   December 31,
                                                                 1998            1997
                                                             -------------   ------------
Liabilities and Combined Deficit                                  amounts in millions

Accounts payable                                                $    184           137

Accrued interest                                                     155           250

Accrued programming expenses                                         258           243

Other accrued expenses                                               724           726

Debt (note 8)                                                     12,250        14,106

Deferred income taxes                                              5,480         5,147

Other liabilities                                                    895           563
                                                                --------      --------

      Total liabilities                                           19,946        21,172
                                                                --------      --------

Minority interests in equity of attributed subsidiaries              914         1,048

Redeemable securities:
 Preferred stock (note 9)                                            299           655
 Common stock                                                          9             5

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trusts ("Trust
 Preferred Securities") holding solely
 subordinated debt securities of TCI
 Communications, Inc. ("TCIC") (note 10)                           1,500         1,500

Combined deficit (note 11):
 Combined equity (deficit), including preferred
 stocks of Tele-Communications, Inc. ("TCI")                          57          (276)
 Accumulated other comprehensive earnings, net
 of taxes (note 1)                                                    53             4
                                                                --------      --------
                                                                     110          (272)

 Due from related parties (note 12)                                 (492)         (530)
                                                                --------      --------

      Total combined deficit                                        (382)         (802)
                                                                --------      --------

Commitments and contingencies
 (notes 2, 7, 15 and 16)

                                                                $ 22,286        23,578
                                                                ========      ========

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                   Three months ended        Nine months ended
                                                                      September 30,            September 30,
                                                                  --------------------      --------------------
                                                                    1998        1997         1998         1997
                                                                  -------      -------      -------      -------
                                                                               amounts in millions,
                                                                             except per share amounts

Revenue (note 12)                                                 $ 1,479        1,618        4,560        4,779

Operating costs and expenses:
    Operating:
      Related party (note 12)                                          60           52          178          104
      Other                                                           486          528        1,507        1,688
    Selling, general and administrative (note 12)                     329          330          986          952
    Year 2000 costs (note 16)                                           3           --            5           --
    AT&T Corp. ("AT&T") merger costs (note 2)                           1           --           11           --
    Stock compensation (note 11)                                       13           61          160           99
    Depreciation and amortization                                     362          338        1,111        1,032
                                                                  -------      -------      -------      -------
                                                                    1,254        1,309        3,958        3,875
                                                                  -------      -------      -------      -------

        Operating income                                              225          309          602          904

Other income (expense):
    Interest expense                                                 (236)        (292)        (736)        (843)
    Interest income                                                     1           13            8           28
    Intercompany interest, net                                          2            7            8            3
    Share of losses of CSC (note 5)                                   (76)          --         (156)          --
    Share of earnings (losses) of other affiliates, net
      (note 6)                                                        (17)         (16)          30          (50)
    Loss on early extinguishment of debt (note 8)                      (6)          --          (44)         (11)
    Minority interests in earnings of attributed
      subsidiaries, net (note 10)                                     (48)         (42)        (143)        (125)
    Gain (loss) on disposition of assets (notes 5 and 7)              301          (44)         842           (9)
    Other, net                                                         (6)           3          (24)         (11)
                                                                  -------      -------      -------      -------
                                                                      (85)        (371)        (215)      (1,018)
                                                                  -------      -------      -------      -------

        Earnings (loss) before income taxes                           140          (62)         387         (114)

Income tax benefit (expense)                                          (88)           4         (239)          11
                                                                  -------      -------      -------      -------

        Earnings (loss) before loss of TCI Ventures Group
           (note 1)                                                    52          (58)         148         (103)

Loss of TCI Ventures Group through the date of the TCI
    Ventures Exchange (note 1)                                         --         (156)          --         (345)
                                                                  -------      -------      -------      -------

        Net earnings (loss)                                            52         (214)         148         (448)

Dividend requirements on preferred stocks                              (5)         (10)         (18)         (31)
                                                                  -------      -------      -------      -------

        Net earnings (loss) attributable to common
           stockholders                                           $    47         (224)         130         (479)
                                                                  =======      =======      =======      =======

Basic earnings (loss) attributable to common stockholders per
    common share (note 3)                                         $   .09         (.34)         .25         (.71)
                                                                  =======      =======      =======      =======

Diluted earnings (loss) attributable to common stockholders
    per common share (note 3)                                     $   .08         (.34)         .22         (.71)
                                                                  =======      =======      =======      =======

Comprehensive earnings (loss) (note 1)                            $    94         (213)         197         (440)
                                                                  =======      =======      =======      =======

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                          Combined Statement of Deficit

                      Nine months ended September 30, 1998
                                   (unaudited)



                                                                     Combined
                                                                      equity
                                                                    (deficit),    Accumulated
                                                                     including       other          Due
                                                                     preferred   comprehensive     from        Total
                                                                     stocks of     earnings,      related    combined
                                                                        TCI      net of taxes     parties     deficit
                                                                    ----------   -------------    -------    --------
                                                                                     amounts in millions
Balance at January 1, 1998                                            $(276)           4           (530)       (802)
   Net earnings                                                         148           --             --         148
   Change in due from related parties                                    --           --             38          38
   Reclassification to redeemable securities of redemption
      amount of TCI Group Stock subject to put obligations               (4)          --             --          (4)
   Premium received in connection with put obligation                     2           --             --           2
   Transfer of net liabilities from related party (note 12)             (50)          --             --         (50)
   Assignment of option contract to related party (note 12)             (16)          --             --         (16)
   Recognition of stock compensation related to restricted
      stock awards                                                        4           --             --           4
   Change in unrealized gains on available-for-sale
      securities, net of taxes                                           --           49             --          49
   Accreted dividends on all classes of TCI preferred stock             (18)          --             --         (18)
   Accreted dividends on all classes of TCI preferred stock
      not subject to mandatory redemption requirements                    7           --             --           7
   Payment of TCI preferred stock dividends                             (10)          --             --         (10)
   Payments for call agreements (note 13)                              (134)          --             --        (134)
   Recognition of fees related to the Equity Swap Facility and
      the Exchange (notes 11 and 13)                                    (25)          --             --         (25)
   Reimbursement of fees related to Exchange (note 13)                   11           --             --          11
   Repurchase of TCI Group Stock                                         (2)          --             --          (2)
   Issuance of TCI Group Stock in connection with settlement
      of litigation                                                      47           --             --          47
   Issuance of TCI Group Stock for acquisitions (note 4)                 24           --             --          24
   Issuance of TCI Group Stock and Liberty Group Stock upon
      conversion of notes and preferred stock                           349           --             --         349
                                                                      -----        -----          -----       -----

Balance at September 30, 1998                                         $  57           53           (492)       (382)
                                                                      =====        =====          =====       =====


See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)


                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                         1998         1997
                                                                                      ---------    ---------
                                                                                        amounts in millions
Cash flows from operating activities:                                                       (see note 4)
   Earnings (loss) before loss of TCI Ventures Group*                                 $     148         (103)
   Adjustments to reconcile earnings (loss) before loss of TCI
   Ventures Group to net cash provided by operating activities:
          Depreciation and amortization                                                   1,111        1,032
          Stock compensation                                                                160           99
          Payments of obligation relating to stock
           compensation                                                                     (85)         (21)
          Share of losses of CSC                                                            156           --
          Share of losses (earnings) of other affiliates, net                               (30)          50
          Loss on early extinguishment of debt                                               44           11
          Minority interests in earnings of attributed
            subsidiaries, net                                                               143          125
          Loss (gain) on disposition of assets                                             (842)           9
          Intergroup tax allocation                                                          (1)         135
          Deferred income tax expense (benefit)                                             205         (239)
          Payments of restructuring charges                                                  (5)         (21)
          Other noncash charges (credits)                                                     3           (1)
          Changes in operating assets and liabilities,
            net of the effect of acquisitions:
                Change in receivables                                                      (126)         (44)
                Change in accruals and payables                                             (88)          15
                                                                                      ---------    ---------

                    Net cash provided by operating activities                               793        1,047
                                                                                      ---------    ---------

Cash flows from investing activities:
   Cash paid for acquisitions                                                              (128)        (274)
   Capital expended for property and equipment                                           (1,017)        (273)
   Investments in and loans to affiliates                                                  (175)         (56)
   Collections of loans to affiliates                                                     1,644           16
   Proceeds from disposition of assets                                                      397          171
   Change in restricted cash                                                               (323)          39
   Cash received in exchanges                                                                45           18
   Other investing activities                                                                39          (67)
                                                                                      ---------    ---------

                    Net cash provided by (used in) investing
                       activities                                                           482         (426)
                                                                                      ---------    ---------

Cash flows from financing activities:
   Borrowings of debt                                                                     2,583        3,059
   Repayments of debt                                                                    (3,725)      (3,860)
   Payment of preferred stock dividends                                                     (27)         (37)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                           (141)        (126)
   Payments for call agreements                                                            (134)          --
   Change in amounts due from related parties                                               221         (137)
   Prepayment penalties                                                                     (39)          (7)
   Proceeds from issuance of TCI Group Stock                                                 --            3
   Proceeds from issuance of Trust Preferred Securities                                      --          490
   Cost associated with TCI Ventures Exchange                                                --           (5)
   Other financing activities                                                               (34)          --
                                                                                      ---------    ---------

                    Net cash used in financing activities                                (1,296)        (620)
                                                                                      ---------    ---------

                    Net increase (decrease) in cash and cash equivalents                    (21)           1

                    Cash and cash equivalents at beginning of period                         21           --
                                                                                      ---------    ---------

                    Cash and cash equivalents at end of period                        $      --            1
                                                                                      =========    =========

*    Loss of TCI Ventures Group does not use funds.

See accompanying notes to combined financial statements.

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1998
                                   (unaudited)

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

         The common stockholders' equity value of TCI Ventures Group or Liberty Media Group that, at any relevant time, is attributed to TCI Group, and accordingly not represented by outstanding TCI Ventures Group Stock or Liberty Group Stock, respectively, is referred to as "Inter-Group Interest." Prior to consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group had a 100% Inter-Group Interest in Liberty Media Group and TCI Ventures Group, respectively. Following consummation of the Liberty Distribution and TCI Ventures Exchange, TCI Group no longer has Inter-Group Interests in Liberty Media Group and TCI Ventures Group, respectively. For periods in which an Inter-Group Interest exists, TCI Group accounts for its Inter-Group Interest in a manner similar to the equity method of accounting. Following consummation of the Liberty Distribution and the TCI Ventures Exchange, an Inter-Group Interest would be created with respect to Liberty Media Group or TCI Ventures Group only if a subsequent transfer of cash or other property from TCI Group to Liberty Media Group or TCI Ventures Group is specifically designated by the Board as being made to create an Inter-Group Interest or if outstanding shares of Liberty Group Stock or TCI Ventures Stock, respectively, are purchased with funds attributable to TCI Group. Management of TCI believes that generally accepted accounting principles require that Liberty Media Group or TCI Ventures Group be combined with TCI Group for all periods in which TCI Group held an Inter-Group Interest in Liberty Media Group or TCI Ventures Group, respectively.

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

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(2)      Proposed Merger

         TCI and AT&T have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and
         (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group", which following the Merger, will be made up of the businesses and assets which are attributed to Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc. ("TCG"), the stock of At Home Corporation attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC") and TCI Ventures Group's equity interest in Western Tele-communications, Inc.) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement, under certain circumstances, including the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

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

         The basic earnings (loss) attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing net earnings (loss) attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period.

         The diluted earnings attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1998 was computed by dividing net earnings attributable to TCI Group common stockholders, which is adjusted by the addition of preferred stock dividends and interest accrued during the three and nine months ended September 30, 1998 to net earnings, assuming conversion of TCI Group convertible securities as of the beginning of the period to the extent that the assumed conversion of such securities would have been dilutive, by the weighted average number of common shares and dilutive potential common shares outstanding of TCI Group Stock during the period. Shares issuable upon conversion of the Convertible Preferred Stock, Series C-TCI Group ("Series C-TCI Group Preferred Stock"), Convertible Preferred Stock, Series D ("Series D Preferred Stock"), the Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock"), the Malone Right (as defined in note 13), preferred stock of subsidiaries, convertible notes payable and stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998 (see note 10).

         The diluted loss attributable to TCI Group common stockholders per common share for the three and nine months ended September 30, 1997 was computed by dividing the net loss attributable to TCI Group common stockholders by the weighted average number of common shares outstanding of TCI Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         Except for the issuance of 8,718,770 shares of TCI Group Series B Stock on October 14, 1998 and 5,792,800 shares of TCI Group Series B Stock on October 16, 1998 pursuant to the exercise of certain rights as described in note 13, no material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.

                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

Information concerning the reconciliation of basic EPS to diluted EPS with respect to TCI Group Stock is presented below:

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                          ------------------------------   -----------------------------
                                               1998            1997             1998           1997
                                          -------------   -------------    -------------   -------------
                                                    amounts in millions, except per share amounts
Basic EPS:
   Earnings (loss) attributable to
        common stockholders                 $      47            (224)             130             (479)
                                            =========       =========        =========     ============
   Weighted average common shares                 523             656              521              670
                                            =========       =========        =========     ============
   Basic earnings (loss) per share
        attributable to common
        stockholders                        $     .09            (.34)             .25             (.71)
                                            =========       =========        =========     ============

Diluted EPS:
   Earnings (loss) attributable to
        common stockholders                 $      47            (224)             130             (479)
   Add preferred dividend requirements             --              --               --               --
   Add interest expense                             1              --                2               --
                                            ---------       ---------        ---------     ------------
   Adjusted earnings (loss)
        attributable to common
        stockholders assuming
        conversion of preferred shares
        and notes payable                   $      48            (224)             132             (479)
                                            =========       =========        =========     ============

   Weighted average common shares                 523             656              521              670
                                            ---------       ---------        ---------     ------------
   Add dilutive potential common shares:
        Employee and director options
           and other performance awards            12              --               10               --
        Malone Right                                1              --               --               --
        Convertible notes payable                  24              --               24               --
        Series C-TCI Group Preferred
           Stock                                   --              --               --               --
        Series D Preferred Stock                   --              --               --               --
        Series G Preferred Stock                   --              --               --               --
        Preferred stock of subsidiaries            45              --               45               --
                                            ---------       ---------        ---------     ------------
        Dilutive potential common shares           82              --               79               --
                                            ---------       ---------        ---------     ------------
   Diluted weighted average common
        shares                                    605             656              600              670
                                            =========       =========        =========     ============
   Diluted earnings (loss) per share
        attributable to common
        stockholders                        $     .08            (.34)             .22             (.71)
                                            =========       =========        =========     ============


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $831 million and $951 million for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $20 million and $48 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, TCI Group received income tax refunds of $76 million during the nine months ended September 30, 1998.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                            Nine months ended
                                                               September 30
                                                           --------------------
                                                             1998        1997
                                                           -------      -------
                                                            amounts in millions
      Cash paid for acquisitions:
       Recorded value of assets acquired                   $  (476)      (1,707)
       Net liabilities assumed                                  --          673
       Deferred tax liability recorded in acquisitions         105          183
       Change in minority interests in equity of
         acquired entities                                    (131)           1
       Elimination of notes receivable from affiliates         350           --
       Common stock and preferred stock issued in
         acquisitions                                           24        1,060
       TCI common stock and preferred stock held
         by acquired company                                    --         (484)
                                                           -------      -------

           Cash paid for acquisitions                      $  (128)        (274)
                                                           =======      =======

       Cash received in exchanges:
         Recorded value of assets acquired                 $   (72)        (392)
         Historical cost of assets disposed of                  87          399
         Gain recorded on exchange of assets                    30           11
                                                           -------      -------

           Cash received in exchanges                      $    45           18
                                                           =======      =======

         For a description of certain non-cash transactions, see notes 6, 7 and 12.

         TCI Group's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $353 million and $34 million at September 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(5)      Investment in Cablevision Systems Corporation

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (as adjusted for a two-for-one stock split) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. As a result of the CSC Transaction, TCI Group recognized a $506 million gain in the accompanying combined statement of operations for the nine months ended September 30, 1998. Such gain represents the excess of the $1,161 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCI Group to CSC. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At September 30, 1998, TCI Group owned 48,942,172 shares of CSC Class A common stock (as adjusted for a two-for-one stock split), which had a closing market price of $43.19 per share on such date. Such shares represented an approximate 32.5% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case TCI Group effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case TCI Group has agreed to vote its interest in proportion with the public holders of CSC Class A common shares.

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through September 30, 1998 (amounts in millions):

           Revenue                                                        $  1,848
           Operating, selling, general and
             administrative expense                                         (1,428)
           Depreciation and amortization                                      (407)
                                                                          --------
                    Operating income                                            13

           Interest expense                                                   (255)
           Other, net                                                          (70)
                                                                          --------
                    Net loss                                              $   (312)
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

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(6)      Investments in Other Affiliates

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for the periods in which TCI Group used the equity method to account for such other affiliates are as follows:

                                                                                      Nine months ended
                    Combined Operations                                                 September 30,
                    -------------------                                              -------------------
                                                                                      1998         1997
                                                                                     ------       ------
                                                                                     amounts in millions
                      Revenue                                                        $  839          785
                      Operating, selling, general and
                        administrative expenses                                        (459)        (390)
                      Depreciation and amortization                                    (272)        (250)
                                                                                     ------       ------

                          Operating income                                              108          145

                      Interest expense                                                 (181)        (172)
                      Other, net                                                         41          (46)
                                                                                     ------       ------

                          Net loss                                                   $  (32)         (73)
                                                                                     ======       ======

         In January 1998, InterMedia Partners ("InterMedia Partners"), a California limited partnership and an equity affiliate of TCI through December 31, 1997, repurchased substantially all of the equity interests held by partners other than TCI Group. InterMedia Partners has been included in the combined financial statements of TCI Group since the date of such repurchases.

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


                                                                     (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(7)      Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 5, TCI completed, during the first nine months of 1998, six transactions whereby TCI Group contributed cable television systems serving in the aggregate approximately 1,224,000 customers to six separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCI Group to external parties aggregating $323 million and intercompany debt owed to TCI Group aggregating $1,533 million. TCI Group has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, TCI Group has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, TCI Group has recorded deferred gains aggregating $163 million and recognized net gains aggregating $263 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as TCI Group's contingent commitments are eliminated. TCI Group uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction (see note 5) and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCI Group, as of September 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Contributed Cable Systems will no longer be included in TCI Group's combined financial statements. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization, other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(8)      Debt

         Debt is summarized as follows:


                                                        September 30,     December 31,
                                                            1998              1997
                                                        ------------      ------------
                                                              amounts in millions

         Notes payable (a)                              $     9,130             8,672
         Bank credit facilities (b)                           2,063             4,842
         Commercial paper                                       830               533
         Convertible notes (c)                                   40                40
         Capital lease obligations and other debt               187                19
                                                        ------------      ------------
                                                        $    12,250            14,106
                                                        ============      =============


         (a) During the nine months ended September 30, 1998, TCI Group purchased certain notes payable which had an aggregate principal balance of $352 million and fixed interest rates ranging from 8.67% to 10.25% (the "1998 Purchases"). In connection with the 1998 Purchases, TCI Group recognized a loss on early extinguishment of debt of $44 million. Such loss related to prepayment penalties amounting to $39 million and the retirement of deferred loan costs.

                  During the nine months ended September 30, 1997, TCI Group purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCI Group recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At September 30, 1998, subsidiaries attributed to TCI Group had approximately $2.1 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

                  Certain subsidiaries attributed to TCI Group are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, certain subsidiaries attributed to TCI Group pay fees ranging to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c) The convertible notes, which are stated net of unamortized discount of $166 million at September 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of Series A TCI Group Stock, 19,416,910 shares of Series A Liberty Group Stock, 20,711,373 shares of Series A TCI Ventures Group Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of the debt attributable to TCI Group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCI Group for debt of the same remaining maturities. At September 30, 1998, the fair value of TCI Group's debt was $15,269 million (including $2,039 million attributable to the value of the common stock underlying the convertible notes), as compared to a carrying value of $12,250 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group may enter into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the nine months ended September 30, 1998 and 1997, TCI Group's net payments pursuant to the Fixed Rate Agreements were less than $1 million for each period; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. At September 30, 1998, all of TCI Group's Fixed Rate Agreements had expired.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Information concerning TCI Group's Variable Rate Agreements at September 30, 1998 is as follows (dollar amounts in millions):


                                                                   Amount to be
           Expiration        Interest rate        Notional        received upon
             date           to be received         amount         termination (a)
           ----------       --------------        --------        --------------
         April 1999               7.4%            $    50         $      1
         September 1999           6.4%                350                4
         February 2000       5.8%-6.6%                300                5
         March 2000          5.8%-6.0%                675                8
         September 2000           5.1%                 75               --
         March 2027               9.7%                300               44
         December 2036            9.7%                200               16
                                                  -------         --------
                                                  $ 1,950         $     78
                                                  =======         ========

         ------------------
         (a) The estimated amount that TCI Group would receive to terminate the agreements at September 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (5.8% at September 30,
         1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (4.7% at September 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.7% at September 30, 1998) and receives a variable rate based on CMT (4.8% at September 30, 1998) on notional amounts of $95 million through February 2000. During the nine months ended September 30, 1998, TCI Group's net payments pursuant to such agreements were $1 million. At September 30, 1998, TCI Group would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of September 30, 1998.


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

(10)     Company-Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trusts Holding Solely Subordinated Debt Securities of TCIC

         The Trust Preferred Securities are presented together in a separate line item in the accompanying combined balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of TCI Communications, Inc." Dividends accrued on the Trust Preferred Securities aggregated $106 million and $96 million for the nine months ended September 30, 1998 and 1997, respectively, and are included in minority interests in earnings of attributed subsidiaries in the accompanying combined financial statements.

(11)     Combined Deficit

         General

         During the fourth quarter of 1997, TCI Group entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI Group has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of September 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $49 million less than the fair value of such Equity Swap Shares at September 30, 1998. The costs and benefits associated with the TCI Group Series A Stock held by the Equity Swap Facility are attributed to TCI Group.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Stock Repurchases

         During the nine months ended September 30, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million. Such stock repurchases are reflected as an increase of combined deficit in the accompanying combined financial statements.

         Stock Options and Stock Appreciation Rights

         TCI Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI employees and/or directors who are involved with the TCI Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through September 30, 1998, and is subject to future adjustment based upon vesting and market values, and ultimately, on the final determination of market values when such rights are exercised. The payable arising from the compensation related to the SARs is included in the amount due from related parties.

(12)     Transactions with Liberty Media Group, TCI Ventures Group and Other
           Related Parties

         The components of due to (from) related parties are as follows:


                                                                    September 30,        December 31,
                                                                        1998                 1997
                                                                    ------------         ------------
                                                                           amounts in millions
         Notes receivable from Liberty Media Group, including
              accrued interest (a)                                   $   (85)                (378)
         TINTA Note Payable (b)                                           --                   89
         Ventures Intergroup Credit Facility (c)                         (37)                  --
         Intercompany account (d)                                       (370)                (241)
                                                                     --------             --------

                                                                     $  (492)                (530)
                                                                     ========             ========

         --------------------

         (a) Amounts outstanding under the notes receivable from the Liberty Media Group bear interest at 6.5%. Collections of principal and interest on notes receivable from Liberty Media Group during the nine months ended September 30, 1998 aggregated approximately $296 million.

         (b) Amounts outstanding under TCI's note payable to Tele-Communications International, Inc. (the "TINTA Note Payable") were repaid in their entirety during the third quarter of 1998. During the nine months ended September 30, 1998 and 1997, interest expense related to the TINTA Note Payable aggregated $2 million and $4 million, respectively.

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (c) TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was $1 million for the nine months ended September 30, 1998.

         (d) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. Through September 10, 1997, the date of the TCI Ventures Exchange, the effects of all transactions with TCI Ventures Group, except for those related to the TINTA Note Payable, were reflected as adjustments to TCI Group's combined deficit.

         On July 11, 1997, TCI Music, Inc. ("TCI Music") merged with DMX, Inc. (the "DMX Merger"). Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note (the "Music Note") and an agreement to reimburse TCI for any amounts required to be paid by TCI pursuant to its contingent obligation under a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which were owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. Prior to the July 1998 expiration of the rights under the Rights Agreement, TCI was notified of the tender of 7,602,483 shares and associated rights. On August 27, 1998, Liberty Media Group paid $61 million to satisfy TCI's obligation to purchase such tendered shares, including $22 million paid to acquire shares that were tendered by a majority-owned subsidiary of TCI that is attributed to TCI Ventures Group. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities attributed to TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. During the nine months ended September 30, 1998 and 1997, Liberty Media Group was allocated $4 million and $1 million, respectively, and TCI Ventures Group was allocated $8 million and $7 million, respectively, in corporate general and administrative costs by TCI Group. Such amounts are included in selling, general and administrative expenses in the accompanying combined financial statements.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of a majority-owned subsidiary of TCI that is attributed to TCI Ventures Group in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TCI Ventures Group in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the nine months ended September 30, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was $1 million and (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $3 million.

         In 1996, a subsidiary attributed to TCI Ventures Group (i) issued preferred stock in connection with a previous acquisition, which is convertible at the option of the holders into 1,084,056 of TCI Group Series A Common Stock beginning in April 1999 or sooner in the event of a change in control of TCI and (ii) acquired an option contract from TCI Group in exchange for a $14 million increase in the intercompany amount due to TCI Group. Such option contract provided TCI Ventures Group with the right to acquire 1,084,056 shares of TCI Group Series A Stock at a price equivalent to the fair value at the time of exercise less $14.625 per share. During September 1998, TCI Group assigned its obligation under the option contract to TCI Ventures Group. As a result of such assignment, TCI Group recorded a $16 million reduction in due from related parties and a corresponding adjustment of combined equity (deficit).

         Through June 30, 1997, TCI Group had a 50.1% partnership interest in QE+ Ltd. ("QE+"), a limited partnership interest which distributes "STARZ!," a first-run movie premium programming service. Entities attributed to Liberty Media Group held the remaining 49.9% partnership interest. Also prior to July 1, 1997, Encore Media Corporation ("EMC") (at the time a 90%-owned subsidiary of TCI and a member of Liberty Media Group) earned management fees from QE+ equal to 20% of managed costs, as defined. In addition, Liberty Media Group earned a fee for certain services provided to QE+ equal to 4% of the gross revenue of QE+ ("STARZ Content Fees"). Such management fees and STARZ Content Fees aggregated $4 million for the six months ended June 30, 1997 and are included in operating costs and expenses in the accompanying combined financial statements. In addition, during the six months ended June 30, 1997, QE+ provided $7 million of programming services to an entity attributed to TCI Ventures Group. Such amount is included in revenue in the accompanying combined financial statements.

         Subsequent to June 30, 1997, TCI Group and Liberty Media Group entered into a series of transactions pursuant to which the businesses of "Encore," a movie premium programming service, and "STARZ!" were contributed to Encore Media Group LLC ("Encore Media Group"), a subsidiary of TCI that is attributed to the Liberty Media Group. Upon the July 1997 formation of Encore Media Group, the operations of QE+ were no longer included in the combined financial results of TCI Group. In connection with the foregoing transactions, Liberty Media Group issued a note payable to TCI Group (which note was paid in full during the first quarter of 1998) and TCI Group entered into a 25 year affiliation agreement with Encore Media Group (the "EMG Affiliation Agreement") pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Group's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation thereafter through 2022.

         Encore Media Group and certain other TCI subsidiaries attributed to Liberty Media Group produce and/or distribute programming to cable television operators (including TCI Group) and others. Charges to TCI Group, which are based upon customary rates charged to others, aggregated $163 million and $75 million for the nine months ended September 30, 1998 and 1997, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         Pursuant to an agreement between TCI Music and TCI Group, certain entities within TCI Group are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the nine months ended September 30, 1998 and 1997, the aggregate amount paid by TCI Group to TCI Music pursuant to such arrangement was $14 million and $5 million, respectively. Such amounts are included as reductions of revenue in the accompanying combined statements of operations.

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

         Entities included in TCI Group lease satellite transponder facilities and receive video transport services from entities included in TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the nine months ended September 30, 1998 and 1997, aggregated $10 million and $19 million, respectively. Such amounts are included in operating costs and expenses in the accompanying combined statements of operations.

         In addition, a subsidiary attributed to TCI Ventures Group distributed certain program services to TCI Group. Charges to TCI Group for such services aggregated $7 million for each of the nine months ended September 30, 1998 and 1997, and are included in operating costs and expenses in the accompanying combined financial statements.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Group distributed certain program services to a subsidiary attributed to TCI Ventures Group. The charges, which approximate TCI Group's cost, aggregated $4 million and $5 million for the nine months ended September 30, 1998 and 1997, respectively. Amounts received by TCI Group pursuant to this agreement are included in operating costs and expenses in the accompanying combined financial statements.

(13)     Transactions with Officers and Directors

         On June 16, 1997, TCI Group exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, TCI Group and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to pay the Investment Bankers a quarterly fee equal to LIBOR plus 1% on the Sale Price, as adjusted for payments made by TCI Group pursuant to any quarterly settlement with the Investment Bankers. Due to TCI Group's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, TCI Group repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at September 30, 1998. At September 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $254 million. The costs and benefits associated with the Option Shares are attributed to TCI Group.

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

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Additionally, on February 9, 1998, the Magness Family entered into a stockholders' agreement (the "Stockholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for TCI's Board of Directors and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI Group to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Stockholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Stockholders' Agreement and TCI and the Magness Family executed a waiver to the Malone Call Agreement to, among other things, permit the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the proceeds for the purchase of the shares of TCI Group Series B Stock.

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

         On August 5, 1998, a director of TCI paid $1.8 million to purchase, at fair value, TCI Group's interest in General Communication, Inc.

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(14)     Income Taxes

         At December 31, 1997, TCI Group had net operating loss carryforwards for income tax purposes aggregating approximately $1,425 million of which, if not utilized to reduce taxable income in future periods, $134 million expires in 2003, $117 million in 2004, $344 million in 2005, $245 million in 2006, $19 million in 2009, $147 million in 2010, $231 million in 2011 and $188 million in 2012. Certain subsidiaries of TCI Group had additional net operating loss carryforwards for income tax purposes aggregating approximately $232 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to certain tax sharing agreements, TCI Group has been credited with approximately $75 million of net operating loss carryforwards that are in addition to the amounts disclosed above. TCI is responsible to TCI Group to the extent TCI Group's net operating loss carryforwards are utilized by TCI in future periods.

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

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $191 million at September 30, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. As described in note 7, TCI Group also has provided certain credit enhancements with respect to the 1998 Joint Ventures. TCI Group also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1998, the amount of such obligations or guarantees was approximately $273 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

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

         TCI Group is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at September 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at September 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $412 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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

         Effective as of December 16, 1997, NDTC, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On June 30, 1998, TCI Group entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCI Group agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $200 million. The initial term of the Lease is two years, and it provides for renewal, at TCI Group's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCI Group is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of September 30, 1998, TCI Group has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $109 million. Current annual lease payments with respect to such leased equipment are $16 million. TCI Group has treated the Lease as an operating lease in the accompanying combined financial statements.

                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(16)     Year 2000

         During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCI Group's most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of TCI Group's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Group's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCI Group.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of TCI Group's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TCI Group's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TCI Group's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI Group. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         At September 30, 1998, TCI Group's overall progress by phase was as follows:


                                                       Percentage of all
                                                       Equipment/Systems
                   Phase                                  In Phase*
                   -----                               -----------------
               Phase 1-Assessment                           89%
               Phase 2-Remediation                          37%
               Phase 3-Testing                               9%
               Phase 4-Implementation                       14%

         ---------------------
         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.


                                                                    (continued)

                                   "TCI GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         TCI Group is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, TCI Group continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Group's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TCI Group's cable service. TCI Group has received information that the most critical systems, services or products supplied to TCI Group by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCI Group is currently developing contingency plans for systems provided by vendors who have not responded to TCI Group's surveys.

         In addition to the survey process described above, management of TCI Group has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TCI Group is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with TCI Group's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TCI Group is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TCI Group has surveyed and monitored the year 2000 status of certain privately-held business entities in which TCI Group has significant investments.

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were $3 million and less than $1 million, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $5 million and less than $1 million, respectively. Management of TCI Group currently estimates the remaining costs to be not less than $59 million, bringing the total estimated cost associated with TCI Group's year 2000 remediation efforts to be not less than $64 million, including TCI Group's pro rata share of the $32 million cost for replacement of noncompliant information technology ("IT") systems. Also included in this estimate is TCI Group's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

         TCI Group is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TCI Group consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that TCI Group's systems or the systems of other companies on which TCI Group relies will be converted in time or that any such failure to convert by TCI Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)

                                                                          September 30,         December 31,
                                                                              1998                  1997
                                                                       ------------------   -------------------
Assets                                                                          amounts in thousands
------
Cash and cash equivalents                                              $           51,845                40,871

Restricted cash (note 8)                                                           16,790                 4,527

Trade and other receivables, net                                                   50,933                39,963

Prepaid program rights                                                            128,167               104,219

Committed film inventory                                                          108,237               114,658

Investments in affiliates, accounted for under the equity method,
    and related receivables (note 5)                                            1,494,764               538,149

Investment in Time Warner, Inc. ("Time Warner") (note 6)                        4,996,486             3,537,841

Other investments and related receivables (note 7)                                495,206               401,810

Property and equipment, at cost:
    Land                                                                               --                    39
    Support equipment and buildings                                                48,341                41,478
                                                                       ------------------   -------------------
                                                                                   48,341                41,517
    Less accumulated depreciation                                                  17,001                13,954
                                                                       ------------------   -------------------
                                                                                   31,340                27,563
                                                                       ------------------   -------------------

Excess cost over acquired net assets                                              219,179               203,300
    Less accumulated amortization                                                  23,958                 9,057
                                                                       ------------------   -------------------
                                                                                  195,221               194,243
                                                                       ------------------   -------------------

Other assets, at cost, net of accumulated amortization                             27,134                24,371
                                                                       ------------------   -------------------

                                                                       $        7,596,123             5,028,215
                                                                       ==================   ===================



                                                                   (continued)

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                          September 30,         December 31,
                                                                              1998                  1997
                                                                       ------------------   -------------------
                                                                                 amounts in thousands

Liabilities and Combined Equity

Accounts payable                                                          $         3,398                 7,884

Accrued liabilities                                                                84,355                61,483

Accrued stock compensation (note 10)                                               87,364                68,846

Program rights payable                                                            152,179               156,351

Deferred option premium (note 6)                                                       --               305,742

Debt (note 8)                                                                   1,441,166               348,590

Deferred income taxes                                                           1,620,019             1,042,762

Other liabilities                                                                   3,158                 2,060
                                                                        -----------------     -----------------

    Total liabilities                                                           3,391,639             1,993,718
                                                                        -----------------     -----------------

Minority interests in equity of attributed subsidiaries                            63,934               101,000

Obligation to redeem Liberty Group Stock (note 9)                                  16,222                    --

Combined equity (note 9):
    Combined equity                                                             2,034,734             1,690,256
    Accumulated other comprehensive earnings, net of taxes (note 1)             1,617,775               734,649
                                                                        -----------------     -----------------
                                                                                3,652,509             2,424,905

    Due to related parties                                                        471,819               508,592
                                                                        -----------------     -----------------

        Total combined equity                                                   4,124,328             2,933,497
                                                                        -----------------     -----------------

Commitments and contingencies (notes 2, 10 and 11)

                                                                        $       7,596,123             5,028,215
                                                                        =================     =================


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                        Combined Statements of Operations
                                   (unaudited)

                                                                       Three months ended             Nine months ended
                                                                           September 30,                September 30,
                                                                ----------------------------    ----------------------------
                                                                     1998            1997           1998            1997
                                                                ------------    ------------    ------------   -------------
                                                                                   amounts in thousands,
                                                                                  except per share amounts
Revenue:
   Unaffiliated parties                                          $   107,987          66,063         288,274         138,456
   Related parties (note 9)                                           68,278          58,442         209,686         105,080
                                                                ------------    ------------    ------------   -------------
                                                                     176,265         124,505         497,960         243,536
                                                                ------------    ------------    ------------   -------------

Operating costs and expenses:
   Operating                                                          88,133          67,221         257,833         106,650
   Selling, general and administrative                                49,263          28,836         143,267          66,068
   Charges from related parties (note 9)                               8,225           4,703          22,111           9,136
   Year 2000 costs (note 11)                                              --              --             139              --
   Stock compensation (notes 9 and 10)                                 2,468          42,898         140,904          62,938
   Depreciation and amortization                                       8,967           5,018          24,874           6,573
                                                                ------------    ------------    ------------   -------------
                                                                     157,056         148,676         589,128         251,365
                                                                ------------    ------------    ------------   -------------

        Operating income (loss)                                       19,209         (24,171)        (91,168)         (7,829)

Other income (expense):
   Interest expense to related party (note 9)                         (1,302)         (7,192)         (8,176)         (7,192)
   Other interest expense                                            (20,769)           (643)        (34,098)         (1,254)
   Dividend and interest income                                       13,775          14,262          40,530          33,509
   Share of earnings (losses) of affiliates, net (note 5)            (32,038)         (7,832)       (103,058)          5,143
   Minority interests in (earnings) losses of attributed
      subsidiaries                                                       430           5,734            (332)         (6,175)
   Gain on disposition of assets (notes 6 and 7)                       1,365         303,659         516,672         304,240
   Gain on issuance of equity interests by
      affiliate (note 5)                                                  --              --          23,460              --
   Other, net                                                            (27)           (225)           (142)           (430)
                                                                ------------    ------------    ------------   -------------
                                                                     (38,566)        307,763         434,856         327,841
                                                                ------------    ------------    ------------   -------------

        Earnings (loss) before income taxes                          (19,357)        283,592         343,688         320,012

Income tax benefit (expense)                                           7,772        (121,283)       (116,749)       (135,550)
                                                                ------------    ------------    ------------   -------------

        Net earnings (loss)                                     $    (11,585)        162,309         226,939         184,462
                                                                ============    ============    ============   =============

Basic earnings (loss) attributable to common stockholders per
   common share (note 3)                                        $       (.03)            .44            .64             .50
                                                                ============    ============    ===========    ============

Diluted earnings (loss) attributable to common stockholders
   per common share (note 3)                                    $       (.03)            .40            .58             .45
                                                                ============    ============    ===========    ============

Comprehensive earnings (note 1)                                 $    532,856         160,955       1,110,065         185,868
                                                                ============    ============    ============   =============


See accompanying notes to combined financial statements.

                             "LIBERTY MEDIA GROUP"
            (a combination of certain assets, as defined in note 1)


                          Combined Statement of Equity

                      Nine months ended September 30, 1998
                                   (unaudited)

                                                                         Accumulated other
                                                                            comprehensive              Due to             Total
                                                         Combined             earnings,                related          combined
                                                          equity             net of taxes              parties           equity
                                                     ----------------   ---------------------       ---------------   -------------
                                                                                      amounts in thousands

Balance at January 1, 1998                           $      1,690,256                 734,649               508,592       2,933,497

   Net earnings                                               226,939                      --                    --         226,939
   Payments for call agreements                               (63,521)                     --                    --         (63,521)
   Purchase of Liberty Group Stock                            (25,780)                     --                    --         (25,780)
   Issuance of Liberty Group Stock                            173,164                      --                (5,074)        168,090
   Gain, net of taxes, in connection
    with the issuance of stock of
    affiliate (note 5)                                         64,522                      --                    --          64,522
   Gain in connection with the issuance of stock
     by attributed subsidiary                                   2,508                      --                    --           2,508
   Premium received in connection with put
     obligation                                                 1,283                      --                    --           1,283
   Reclassification of redemption amount of
     Liberty Group Stock subject to put obligation            (16,222)                     --                    --         (16,222)
   Excess of consideration paid over carryover
     basis of net assets acquired from related
     party                                                    (18,415)                     --                    --         (18,415)
   Other transfers to related parties, net                         --                      --               (31,699)        (31,699)
   Change in unrealized holding gains on
     available-for-sale securities                                 --                 883,126                    --         883,126
                                                     ----------------   ---------------------       ---------------   -------------

Balance at September 30, 1998                        $      2,034,734               1,617,775               471,819       4,124,328
                                                     ================   =====================       ===============   =============


See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                      1998             1997
                                                                                ---------------   -------------
                                                                                       amounts in thousands
                                                                                           (see note 4)
Cash flows from operating activities:
   Net earnings                                                                 $       226,939         184,462
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                    24,874           6,573
        Stock compensation                                                              140,904          62,938
        Payments of stock compensation                                                   (4,324)         (9,690)
        Share of losses (earnings) of affiliates, net                                   103,058          (5,143)
        Deferred income tax (benefit) expense                                           (42,204)        105,111
        Intergroup tax allocation                                                       158,609          29,168
        Minority interests in earnings of attributed subsidiaries                           332           6,175
        Gain on disposition of assets                                                  (516,672)       (304,240)
        Gain on issuance of equity interests by affiliate                               (23,460)             --
        Other noncash charges                                                                --             320
        Noncash interest expense                                                          3,594           7,192
        Changes in operating assets and liabilities, net of acquisitions:
             Change in receivables                                                      (11,664)          4,032
             Change in inventories                                                          576              --
             Change in prepaid expenses                                                 (16,182)         (4,331)
             Change in payables and accruals                                              3,633           2,383
                                                                                ---------------   -------------

                  Net cash provided by operating activities                              48,013          84,950
                                                                                ---------------   -------------

Cash flows from investing activities:
   Cash proceeds from dispositions                                                      218,438             583
   Cash (paid) received in acquisitions                                                 (73,499)            832
   Capital expended for property and equipment                                          (13,369)         (1,541)
   Investments in and loans to affiliates and others                                   (860,337)        (32,956)
   Return of capital from affiliates                                                      6,777          18,700
   Other investing activities                                                            (4,993)         (8,469)
                                                                                ---------------   -------------

                  Net cash used by investing activities                                (726,983)        (22,851)
                                                                                ---------------   -------------

Cash flows from financing activities:
   Borrowings of debt                                                                 1,516,700          27,770
   Repayments of debt                                                                  (426,446)        (29,564)
   Change in restricted cash                                                            (12,263)             --
   Contribution for issuance of Liberty Group Stock                                          --           2,054
   Purchase of Liberty Group Stock                                                      (25,780)       (186,097)
   Premium received on put contracts                                                      1,283              --
   Cash transfers to related parties                                                   (299,996)         (2,195)
   Payments for call agreements                                                         (63,521)             --
   Other financing activities, net                                                          (33)            (27)
                                                                                ----------------  -------------

                  Net cash provided (used) by financing activities                      689,944        (188,059)
                                                                                ----------------  -------------

                  Net increase  (decrease) in cash and cash equivalents                  10,974        (125,960)

                  Cash and cash equivalents at beginning of period                       40,871         317,359
                                                                                ----------------  -------------

                  Cash and cash equivalents at end of period                    $        51,845         191,399
                                                                                ===============   =============

See accompanying notes to combined financial statements.

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1998
                                   (unaudited)


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

         In the Merger, TCI's Convertible Preferred Stock Series C-Liberty Media Group (the "Series C-Liberty Media Group Preferred Stock") will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (56.25 shares per preferred share) and TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "Series H Preferred Stock") will be converted into a number of shares of AT&T Liberty Class A Tracking Stock equal to the current conversion rate of such preferred stock (0.590625 of a share per preferred share).

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to "Liberty/Ventures Group", which, following the Merger, will be made up of the businesses and assets which are attributed to Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc., the stock of At Home Corporation attributed to TCI Ventures Group and the assets and business of the National Digital Television Center, Inc., and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement, under certain circumstances, including the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the Board of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

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

         The basic earnings (loss) attributable to Liberty Media Group common stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing earnings (loss) attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period.

         The diluted earnings attributable to Liberty Media Group common stockholders per common and potential common share for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 was computed by dividing earnings attributable to Liberty Media Group common stockholders by the weighted average number of common and dilutive potential common shares outstanding of Liberty Group Stock during the period. Shares issuable upon conversion of the Series C-Liberty Media Group Preferred Stock, the Convertible Preferred Stock, Series D (the "Series D Preferred Stock"), the Series H Preferred Stock, convertible notes payable, stock options and other performance awards have been included in the diluted calculation of weighted average shares to the extent the assumed issuance of such shares would have been dilutive, as illustrated below. All of the outstanding shares of Series D Preferred Stock were redeemed effective April 1, 1998. Numerator adjustments for dividends and interest associated with the convertible preferred shares and convertible notes payable, respectively, were not made to the computation of diluted earnings per share as such dividends and interest are paid or payable by TCI Group.

         The diluted loss attributable to Liberty Media Group common stockholders per common share for the three months ended September 30, 1998 was computed by dividing the net loss attributable to Liberty Media Group common stockholders by the weighted average number of common shares outstanding of Liberty Group Stock during the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         No material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to Liberty Group Stock is presented below:

                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                        ---------------------------------  ---------------------------------
                                                             1998                1997           1998               1997
                                                        --------------    ---------------  --------------    ---------------
                                                                    amounts in thousands, except per share amounts
           Basic EPS:
                Earnings (loss) attributable to
                   common stockholders                  $     (11,585)            162,309        226,939             184,462
                                                        =============     ===============  =============     ===============

                Weighted average common shares                357,481             368,390        356,629             372,048
                                                        =============     ===============  =============     ===============
                Basic earnings (loss) per share
                   attributable to common stockholders  $        (.03)                .44            .64                 .50
                                                        =============     ===============  =============     ===============

           Diluted EPS:
                Earnings (loss) attributable to
                   common stockholders                  $     (11,585)            162,309        226,939             184,462
                                                        =============     ===============  =============     ===============

                Weighted average common shares                357,481             368,390        356,629             372,048
                                                        -------------     ---------------  -------------     ---------------
                Add dilutive potential common shares:
                   Employee and director options and
                      other performance awards                     --               4,825          7,463               3,837
                   Convertible notes payable                       --              19,428         19,417              19,428
                   Series C-Liberty Media Group
                      Preferred Stock                              --               3,970          3,970               3,970
                   Series D Preferred Stock                        --               5,596            372               5,596
                   Series H Preferred Stock                        --               3,953          3,877               3,953
                                                        -------------     ---------------  -------------     ---------------
                   Dilutive potential common shares                --              37,772         35,099              36,784
                                                        -------------     ---------------  -------------     ---------------
                Diluted weighted average common shares        357,481             406,162        391,728             408,832
                                                        =============     ===============  =============     ===============
                Diluted earnings (loss) per share
                   attributable to common stockholders  $        (.03)                .40            .58                 .45
                                                        =============     ===============  =============     ===============


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)      Supplemental Disclosures to Combined Statements of Cash Flows

         Cash paid for interest was $37,831,000 and $1,204,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes during the nine months ended September 30, 1998 and 1997 was not material.

                                                                                      Nine months ended
                                                                                        September 30,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands
          Cash (paid) received in acquisitions is as follows:
                    Fair value of assets acquired                           $        (18,396)          (324,288)
                    Net liabilities assumed                                            2,930            155,809
                    Debt issued to related parties                                        --            430,169
                    Deferred tax asset recorded in acquisition                            --           (116,837)
                    Minority interests in equity of acquired subsidiaries            (42,126)            70,286
                    Excess of consideration paid over carryover basis of net
                        assets acquired from related party (note 9)                  (18,415)          (244,307)
                    Gain in connection with the issuance of stock by
                        attributed subsidiary                                          2,508                 --
                    Liberty Group Stock issued                                            --             30,000
                                                                            ----------------   ----------------

                    Cash (paid) received in acquisitions                    $        (73,499)               832
                                                                            ================   ================


         Significant noncash investing and financing activities are as follows:

                                                                                      Nine months ended
                                                                                        September 30,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands
          Issuance of Liberty Group Stock in exchange for common stock
               of affiliate (note 5)                                        $        168,090                 --
                                                                            ================   ================

          Noncash accretion of contingent obligation to purchase shares
               of attributed subsidiary from minority holders               $          5,693              2,235
                                                                            ================   ================

          Common stock received in exchange for option (note 6)             $             --            305,742
                                                                            ================   ================

          Preferred stock received in exchange for common stock and note
               receivable                                                   $             --            370,875
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

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(5)      Investments in Affiliates

         Summarized unaudited results of operations for the periods in which Liberty Media Group used the equity method to account for such affiliates are as follows:

                                                                                      Nine months ended
                                                                                        September 30,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            ----------------   ----------------
                                                                                   amounts in thousands


          Combined Operations

             Revenue                                                        $      7,725,883          3,804,597
             Operating selling, general and administrative expenses               (6,389,822)        (3,379,639)
             Depreciation and amortization                                          (881,199)          (209,979)
                                                                            ----------------   ----------------

                Operating income                                                     454,862            214,979

             Interest expense                                                       (574,423)          (104,630)
             Other, net                                                             (151,372)          (128,759)
                                                                            ----------------   ----------------

                Net loss                                                    $       (270,933)           (18,410)
                                                                            ================   ================

         The following table reflects the carrying value of Liberty Media Group's investments, accounted for under the equity method, including related receivables:

                                                                              September 30,       December 31,
                                                                                  1998                1997
                                                                            ----------------   -----------------
                                                                                    amounts in thousands

               Discovery Communications, Inc. ("Discovery")                 $         47,623              88,251
               QVC, Inc. ("QVC")                                                     172,209             133,920
               BET Holdings, Inc. ("BET")                                             22,416              26,466
               Courtroom Television Network ("Court")                                 32,981              (3,286)
               Fox/Liberty Networks LLC ("Fox Sports")(a)                              4,608             (21,608)
               Liberty/TINTA LLC ("Liberty/TINTA")                                   (16,902)            (14,532)
               Superstar/Netlink Group LLC ("SNG") (b)                                (5,699)            (40,161)
               USA Networks, Inc. ("USAI") formerly HSN, Inc. ("HSNI")
                   and related investments (c)                                     1,023,557             347,175
               United Video Satellite Group, Inc. ("UVSG") (d)                       170,687                  --
               Telemundo Network Group LLC ("Telemundo")                              38,319                  --
               Other                                                                   4,965              21,924
                                                                            ----------------    ----------------
                                                                            $      1,494,764             538,149
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


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The following table reflects Liberty Media Group's share of earnings (losses) of each of the aforementioned affiliates:

                                                                                     Nine months ended
                                                                                       September 30,
                                                                            --------------------------------
                                                                                 1998               1997
                                                                            ----------------   -------------
                                                                                   amounts in thousands

                   Discovery                                                $       (40,628)         (17,725)
                   QVC                                                               38,289           18,641
                   ICCP                                                                  --           (2,452)
                   BET                                                               (4,050)           3,539
                   Court                                                                463               --
                   Fox Sports (a)                                                   (75,642)              --
                   Liberty/TINTA                                                     (9,957)              --
                   SNG (b)                                                           14,311           12,795
                   USAI and related investments (c)                                  10,897            4,449
                   UVSG (d)                                                           2,597               --
                   Telemundo                                                         (3,520)              --
                   Other                                                            (35,818)         (14,104)
                                                                             --------------    -------------

                                                                             $     (103,058)           5,143
                                                                             ==============    =============

         (a) Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Liberty Media Group's share of losses of Fox Sports for the nine months ended September 30, 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports was less than zero.

         (b) Effective February 1, 1998, Turner-Vision, Inc. contributed the assets, obligations and operations of its retail C-band satellite business to SNG in exchange for an approximate 20% interest in SNG. As a result of this transaction, Liberty Media Group's ownership interest in SNG decreased from 50% to approximately 40%. In connection with the dilution of Liberty Media Group's ownership interest in SNG, Liberty Media Group recognized a gain of $23 million (before deducting deferred income tax expense of $9 million).

         (c) In February 1998, pursuant to an Investment Agreement among Universal Studios, Inc. ("Universal"), HSNI, Home Shopping Network, Inc. ("HSN") and Liberty Media Group, dated as of October 1997 and amended and restated as of December 1997, HSNI consummated a transaction (the "Universal Transaction") through which USA Networks Partners, Inc., a subsidiary of Universal, sold its 50% interest in USAI, a New York general partnership, to HSNI and Universal contributed the remaining 50% interest in USAI and its domestic television production and distribution operations to HSNI. Subsequent to these transactions, HSNI was renamed USAI. In connection with the Universal Transaction, Universal, USAI, HSN and Liberty Media Group became parties to a number of other agreements relating to, among other things, (i) the management of USAI, (ii) the purchase and sale or other transfer of voting securities of USAI, including securities convertible or exchangeable for voting securities of USAI, and (iii) the voting of such securities.


                                                                     (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


                  At the closing of the Universal Transaction, Universal was issued approximately 6 million shares of USAI's Class B Common Stock, approximately 7 million shares of USAI's Common Stock and approximately 109 million common equity shares ("LLC Shares") of USANi LLC, a limited liability company formed to hold all of the businesses of USAI and its subsidiaries, except for its broadcasting business and its equity interest in Ticketmaster Group, Inc. and received a cash payment of $1.3 billion. Pursuant to an Exchange Agreement relating to the LLC Shares (the "LLC Exchange Agreement"), approximately 74 million of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Class B Common Stock and the remainder of the LLC Shares issued to Universal are each exchangeable for one share of USAI's Common Stock.

                  At the closing of the Universal Transaction, Liberty Media Group was issued approximately 1.2 million shares of USAI's Class B Common Stock, representing all of the remaining shares of USAI's Class B Common Stock issuable pursuant to Liberty Media Group's contractual right to receive shares of Class B common stock of USAI upon the occurrence of certain events. Of such shares, 800,000 shares of Class B Common Stock were contributed to BDTV IV INC. (collectively with BDTV INC., BDTV II INC. and BDTV III INC., "BDTV"), a newly-formed entity having substantially the same terms as BDTV INC., BDTV II INC. and BDTV III INC. (with the exception of certain transfer restrictions) in which Liberty Media Group owns over 99% of the equity and none of the voting power (except for protective rights with respect to certain fundamental corporate actions) and Barry Diller owns less than 1% of the equity and all of the voting power. Liberty Media Group accounts for its investment in BDTV under the equity method. In addition, Liberty Media Group purchased 10 LLC Shares at the closing of the Universal Transaction for an aggregate purchase price of $200.

                  On June 24, 1998, USAI consummated the previously announced agreement to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own through a tax-free merger (the "Ticketmaster Transaction"). In connection with the dilution of Liberty Media Group's ownership interest that resulted from the issuance of common stock by USAI in the Universal Transaction and the Ticketmaster Transaction, Liberty Media Group recorded a $64 million increase to combined equity (after deducting a deferred tax liability of $42 million) and an increase to investment in affiliates of $106 million. No gain was recognized in the combined statements of operations due primarily to Liberty Media Group's commitment to purchase additional equity interests in USAI.



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

                  At September 30, 1998, Liberty Media Group held 24.4 million shares of USAI's common stock through BDTV and 5.2 million shares of USAI's common stock directly. Additionally, Liberty Media Group held 22.9 million LLC Shares at September 30, 1998, as well as shares of HSN's common stock which are exchangeable for 16.6 million shares of USAI's common stock. Liberty Media Group's direct ownership of USAI is restricted by order of the Federal Communications Commission. Assuming Liberty Media Group had exchanged its shares in HSN and its LLC Shares for USAI common stock, Liberty Media Group would have held at September 30, 1998, 69.1 million shares or 21% of USAI, including shares held through BDTV. USAI's common stock had a closing market value of $19.438 per share on September 30, 1998.

         (d) On January 12, 1998, TCI acquired from a minority stockholder of UVSG 24.8 million shares of UVSG Class A common stock (as adjusted for a two-for-one stock split) in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transactions, TCI increased its ownership in the equity of UVSG to approximately 74%, of which 17% is attributed to Liberty Media Group. UVSG's Class A common stock had a closing market value of $14-13/16 per share on September 30, 1998.

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

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


(6)      Investment in Time Warner

         Liberty Media Group holds 57 million shares of a separate series of Time Warner common stock with limited voting rights (the "TW Exchange Stock"). Holders of the TW Exchange Stock are entitled to one one-hundredth (l/100th) of a vote for each share with respect to the election of directors. Holders of the TW Exchange Stock will not have any other voting rights, except as required by law or with respect to limited matters, including amendments of the terms of the TW Exchange Stock adverse to such holders. Subject to the federal communications laws, each share of the TW Exchange Stock will be convertible at any time at the option of the holder on a one-for-one basis for a share of Time Warner common stock. Holders of TW Exchange Stock are entitled to receive dividends ratably with the Time Warner common stock and to share ratably with the holders of Time Warner common stock in assets remaining for common stockholders upon dissolution, liquidation or winding up of Time Warner. See note 8.

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

(7)      Other Investments

         Other investments and related receivables are summarized as follows:

                                                                             September 30,        December 31,
                                                                                 1998                 1997
                                                                           ----------------    -----------------
                                                                                    amounts in thousands

           Investment in preferred stock, at cost, including premium       $        370,634              370,791

           Marketable equity securities, at fair value                               20,479                   --

           Other investments, at cost, and related receivables                      104,093               31,019
                                                                           ----------------    -----------------

                                                                           $        495,206              401,810
                                                                           ================    =================


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of Liberty Media Group, which held non-voting Class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock, ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million (the "FKW Preferred Stock"). As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million during the third quarter of 1997.

         Management of Liberty Media Group estimates that the market value, calculated utilizing a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty Media Group's other investments aggregated $523 million and $458 million at September 30, 1998 and December 31, 1997, respectively. No independent external appraisals were conducted for those assets.

(8)      Debt

         Debt is summarized as follows:

                                                                  September 30,           December 31,
                                                                      1998                    1997
                                                                 ---------------      ------------------
                                                                          amounts in thousands

           Bank credit facilities:
             Communications Capital Corp. (a)                    $       432,000                  292,000
             LMC Capital LLC (b)                                         620,000                       --
             TCI Music, Inc. (c)                                          89,166                   53,200
             Encore Media Group LLC (d)                                  300,000                       --
             Other (e)                                                        --                    3,390
                                                                 ---------------      -------------------

                                                                 $     1,441,166                  348,590
                                                                 ===============      ===================


         (a)      Payable by Communications Capital Corp. ("CCC")

                  This revolving credit agreement, as amended, provides for borrowings up to $500 million through August of 2000. Interest on borrowings under the agreement is tied to, at CCC's option, the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The revolving credit agreement provides as security for this indebtedness a portion of Liberty Media Group's TW Exchange Stock with an estimated market value of $1.9 billion based upon the market value of the marketable common stock into which it is convertible. Additionally, the agreement provides for a three-month interest reserve to be held by an administrative agent. At September 30, 1998, $6.7 million was held in the interest reserve and is included in restricted cash in the accompanying combined balance sheets. CCC must pay an annual commitment fee of .2% of the unfunded portion of the commitment.


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (b)      Payable by LMC Capital LLC ("LMC Capital")

                  This revolving credit agreement, dated June 4, 1998, provides for borrowings up to $640 million through June 2003. Interest on borrowings under the agreement is tied to, at LMC Capital's option, the bank's prime rate or the LIBOR plus an applicable margin. Additionally, the credit agreement provides for a three-month interest reserve to be held by an administrative agent. At September 30, 1998, $10.1 million was held in the interest reserve and is included in restricted cash in the accompanying combined balance sheets. LMC Capital must pay an annual commitment fee of .2% of the unfunded portion of the commitment. The banks lend against collateral designated by LMC Capital ("Designated Assets"). The components of the Designated Assets may be changed from time to time. The aggregate market value of the Designated Assets, as determined by certain criteria in the LMC Capital agreement, must at all times exceed an amount equal to three times the total outstandings under the facility. The Designated Assets at September 30, 1998 were Liberty Media Group's holdings in Discovery, QVC and the FKW Preferred Stock. The carrying value of the Designated Assets as of September 30, 1998 was $590 million. Recourse to the banks for payment of LMC Capital's obligations is limited solely to the Designated Assets.

         (c)      Payable by TCI Music, Inc. ("TCI Music")

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

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         (e)      Other

                  Effective September 30, 1998, Liberty Media Corporation ("LMC") and TCI Ventures Group LLC ("Ventures LLC" and collectively "Liberty/Ventures") entered into a revolving credit agreement which provides for borrowings up to $800 million (the "Liberty/Ventures Facility") through September 29, 1999. LMC and Ventures LLC are jointly and severally responsible for the obligations under the Liberty/Ventures Facility. Interest on borrowings under the Liberty/Ventures Facility is tied to, at Liberty/Ventures option, the bank's prime rate or LIBOR plus an applicable margin. Liberty/ Ventures must pay an annual commitment fee of .2% of the unfunded portion of the commitment. Such commitment fees are shared equally between Liberty Media Group and TCI Ventures Group. The Liberty/Ventures facility contains certain provisions which limit LMC and Ventures LLC as to additional indebtedness, sale of assets, liens, guarantees and distributions. At September 30, 1998, $70 million was outstanding under the Liberty/Ventures Facility which was used to fund obligations of TCI Ventures Group and accordingly, is attributed to TCI Ventures Group.

         The fair market value of Liberty Media Group's debt approximated its carrying value at September 30, 1998.

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

         During the nine months ended September 30, 1998, pursuant to the stock repurchase program, 766,783 shares of Liberty Group Stock were repurchased at an aggregate cost of approximately $26 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         On July 13, 1998, Liberty Media Group announced that it had made a proposal to Tele-Communications International, Inc. ("TINTA"), an 85%-owned subsidiary of TCI that is attributed to TCI Ventures Group, concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of TINTA not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Liberty Group Series A Stock for each share of Tele-Communications International, Inc. Series A Common Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, has been approved by TINTA's board of directors. The merger agreement provides that if the .58 exchange ratio would yield a value to TINTA stockholders (other than TCI Ventures Group) of less than $22.00 per TINTA share, then Liberty Media Group would be required to either increase the exchange ratio to an amount that would yield a value of $22.00 per share or terminate the merger agreement. Such value will be based upon the average closing sales price of a share of Liberty Group Series A Stock before the closing date of the merger. Consummation of the merger, which is expected to occur in November 1998, is subject to customary closing conditions. No assurance can be given that the merger will be consummated.

         Stock Options and Stock Appreciation Rights

         Liberty Media Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted by TCI to certain TCI employees and/or directors who are involved with Liberty Media Group. Estimated compensation relating to stock appreciation rights ("SARs") has been recorded through September 30, 1998, and is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI SARs resulted in increases to Liberty Media Group's share of TCI's stock compensation liability of $122 million and $51 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, for the nine months ended September 30, 1998, Liberty Media Group made cash payments relating to its share of TCI's stock compensation obligations of $4 million.

         Transactions with TCI and Other Related Parties

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group would incur for comparable services on a stand-alone basis. During the nine months ended September 30, 1998 and 1997, Liberty Media Group was allocated $4,315,000 and $790,000, respectively, in corporate general and administrative costs by TCI. Such amounts are reflected in charges from related parties in the accompanying combined statements of operations.

         Entities included in Liberty Media Group lease satellite transponder facilities from TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the nine months ended September 30, 1998 and 1997, aggregated $17,121,000 and $8,346,000, respectively. Such amounts are reflected in charges from related parties in the accompanying combined statements of operations.

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

         On July 11, 1997, TCI Music merged with DMX, Inc. (the "DMX Merger"). In connection with the DMX Merger, TCI assumed a contingent obligation to purchase from all holders who tender shares and rights in accordance with the terms of a Rights Agreement (the "Rights Agreement") up to 14,896,648 shares (6,812,393 of which were owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. Simultaneously with the DMX Merger, Liberty Media Group acquired the TCI Music Series B Common Stock and 2.6 million of the TCI-owned TCI Music Series A Common Stock by agreeing to reimburse TCI for any amounts required to be paid by TCI pursuant to TCI's contingent obligation under the Rights Agreement and issuing an $80 million promissory note (the "Music Note") to TCI. Liberty Media Group had recorded its contingent obligation to purchase such shares (excluding the TCI-owned shares) as a component of minority interest in equity of attributed subsidiaries in the accompanying combined financial statements. Prior to the July 1998 expiration of the rights under the Rights Agreement, Liberty Media Group was notified of the tender of 7,602,483 shares and associated rights. On August 27, 1998, Liberty Media Group paid $61 million (including amounts that were paid to a subsidiary of TCI that is not attributed to Liberty Media Group) to satisfy TCI's obligation under the Rights Agreement. Due to the related party nature, the $18 million excess of the consideration paid to such subsidiary of TCI over the carryover basis of the assets transferred was reflected as a decrease to combined equity.

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

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Due to Related Parties

                                                                           September 30,        December 31,
                                                                               1998                 1997
                                                                         ----------------   ------------------
                                                                                 amounts in thousands

         Note receivable from TCI Ventures Group, including accrued
              interest                                                   $         (8,502)                  --
         Notes payable to TCI Group, including accrued interest                    85,374              378,348
         Intercompany account                                                     394,947              130,244
                                                                         ----------------   ------------------

                                                                         $        471,819              508,592
                                                                         ================   ==================

         Amounts outstanding under the note receivable from TCI Ventures Group bear interest at variable rates based on the cost of borrowing under the Liberty/Ventures Facility (see note 8). Principal and interest is due and payable as mutually agreed from time to time.

         Amounts outstanding under the notes payable to TCI Group bear interest at 6.5%. Payments of principal and interest on notes payable to TCI Group during the first nine months of 1998 aggregated approximately $296 million. During the second quarter of 1998, TCI issued 153,183 shares of Liberty Group Series B Stock valued at $5 million to an individual who is an officer and director of TCI for the benefit of entities attributed to TCI Group, Accordingly, the Music Note was reduced by such amount.

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

         On February 9, 1998, in connection with the Magness Settlement, TCI entered into a call agreement (the "Malone Call Agreement") with Dr. John C. Malone, TCI's Chairman and Chief Executive Officer, and Dr. Malone's wife (together with Dr. Malone, the "Malones"), under which the Malones granted to TCI the right to acquire the Malones' high-voting shares (the "High-Voting Shares"), currently consisting of an aggregate of approximately 60 million shares of Series B Stock, upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third persons. In either such event, TCI has the right to acquire the shares at a maximum price equal to the then relevant market price of shares of "low voting" Series A Stock plus a ten percent premium. The Malones also agreed that if TCI were ever to be sold to another entity, then the maximum premium that the Malones would receive on their High-Voting Shares would be no greater than a ten percent premium over the price paid for the relevant shares of Series A Stock. TCI paid $150 million to the Malones for agreeing to the terms of the Malone Call Agreement.

                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a stockholders' agreement (the "Stockholders' Agreement") with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.

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

(10)     Commitments and Contingencies

         Encore Media Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 1998, these agreements require minimum payments aggregating approximately $703 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, it is anticipated that the required aggregate payments under the Film Licensing Obligations will be significant.

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

(11)     Year 2000

         During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of Liberty Media Group's most critical systems, equipment, and facilities. TCI also continued its efforts to verify the year 2000 readiness of Liberty Media Group's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on Liberty Media Group's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of Liberty Media Group.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of Liberty Media Group's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of Liberty Media Group's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing Liberty Media Group's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to Liberty Media Group. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.


                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         At September 30, 1998, Liberty Media Group's overall progress by phase was as follows:

                                                           Percentage of all
                                                           Equipment/Systems
                               Phase                           In Phase*
                               -----                       -----------------

                      Phase 1-Assessment                         100%
                      Phase 2-Remediation                         96%
                      Phase 3-Testing                              7%
                      Phase 4-Implementation                       0%

         ---------------------
         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.

         Liberty Media Group is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, Liberty Media Group continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to Liberty Media Group's operations. The year 2000 readiness of such providers is critical to continued provision of Liberty Media Group's programming services. Liberty Media Group has received information that the most critical systems, services or products supplied to Liberty Media Group by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. Liberty Media Group is currently developing contingency plans for systems provided by vendors who have not responded to Liberty Media Group's surveys.

         In addition to the survey process described above, management of Liberty Media Group has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. Liberty Media Group is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with Liberty Media Group's investments in certain public and private corporations, partnerships and other businesses. Accordingly, Liberty Media Group is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, Liberty Media Group has surveyed and monitored the year 2000 status of certain privately-held business entities in which Liberty Media Group has significant investments.
                                                                    (continued)

                              "LIBERTY MEDIA GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements


         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were not material. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $139,000 and zero, respectively. Management of Liberty Media Group currently estimates the remaining costs to be not less than $2 million, bringing the total estimated cost associated with Liberty Media Group's year 2000 remediation efforts to be not less than $2 million, including Liberty Media Group's pro rata share of the $32 million cost for replacement of noncompliant information technology ("IT") systems. Also included in this estimate is Liberty Media Group's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

         TCI is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor Liberty Media Group consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that Liberty Media Group's systems or the systems of other companies on which Liberty Media Group relies will be converted in time or that any such failure to convert by Liberty Media Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                             Combined Balance Sheets
                                   (unaudited)


                                                                             September 30,         December 31,
                                                                                 1998                  1997
                                                                          -----------------     -----------------
                                                                                    amounts in thousands

Assets

Cash and cash equivalents                                                 $         333,398               161,495

Trade and other receivables, net                                                    125,510                86,856

Investment in Telewest Communications plc ("Telewest"), accounted for under the
    equity method (note 5)                                                          432,465               324,417

Investments in Sprint Spectrum Holding Company, L.P., MinorCo, L.P.
    and PhillieCo, L.P. (collectively, the "PCS Ventures"), accounted
    for under the equity method (note 6)                                            258,204               607,333

Investment in Cablevision S.A. ("Cablevision"), accounted for under
    the equity method (note 7)                                                      224,555               239,379

Investments in other affiliates, accounted for under the equity method, and
    related receivables (note 8)                                                    604,333               926,769

Investment in AT&T Corp. ("AT&T") (note 9)                                        2,743,924                    --

Deferred tax asset                                                                       --                85,737

Property and equipment, at cost:
      Land                                                                            7,893                 7,893
      Distribution systems                                                          717,911               851,145
      Support equipment and buildings                                               126,903               116,088
                                                                         ------------------     -----------------
                                                                                    852,707               975,126
      Less accumulated depreciation                                                 312,027               265,945
                                                                         ------------------     -----------------
                                                                                    540,680               709,181
                                                                         ------------------     -----------------

Franchise costs and other intangible assets                                         688,114               333,516
      Less accumulated amortization                                                 112,689                76,507
                                                                         ------------------     -----------------
                                                                                    575,425               257,009
                                                                         ------------------     -----------------

Other assets, net of accumulated amortization                                       756,315               381,726
                                                                         ------------------     -----------------

                                                                         $        6,594,809             3,779,902
                                                                         ==================     =================

                                                                   (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                       Combined Balance Sheets, continued
                                   (unaudited)

                                                                             September 30,        December 31,
                                                                                 1998                 1997
                                                                          -----------------     ----------------
                                                                                    amounts in thousands


Liabilities and Combined Equity

Accounts payable                                                          $          50,739               31,825

Accrued liabilities                                                                  95,722              109,549

Customer prepayments                                                                136,412              133,479

Deferred revenue (note 16)                                                          339,625                   --

Capital lease obligations                                                           191,660              386,808

Debt (note 13)                                                                    1,012,594              408,532

Deferred tax liability                                                              770,634                   --

Other liabilities                                                                    23,362               18,683
                                                                         ------------------     ----------------

        Total liabilities                                                         2,620,748            1,088,876
                                                                         ------------------     ----------------

Minority interests in equity of attributed subsidiaries                             483,073              420,177

Obligation to redeem TCI Ventures Group Stock (note 14)                               2,963                   --

Combined equity (notes 11 and 14):
   Combined equity                                                                3,423,717            2,215,683
   Accumulated other comprehensive earnings, net
    of taxes (note 1)                                                                44,218               33,661
                                                                         ------------------     ----------------
                                                                                  3,467,935            2,249,344

   Due to related parties                                                            20,090               21,505
                                                                         ------------------     ----------------

        Total combined equity                                                     3,488,025            2,270,849
                                                                         ------------------     ----------------

Commitments and contingencies  (notes 2, 6, 8, 12, 14, 16 and 17)
                                                                          $       6,594,809            3,779,902
                                                                          =================     ================

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Operations
                                   (unaudited)

                                                                     Three months ended             Nine months ended
                                                                        September 30,                  September 30,
                                                              ----------------------------    ---------------------------
                                                                  1998             1997            1998           1997
                                                              ------------    ------------    ------------   ------------
                                                                                amounts in thousands,
                                                                              except per share amounts
Revenue:
    Related parties (note 14)                                 $     14,479          11,720          35,928         37,813
    Other                                                          234,276         247,222         648,956        720,269
                                                              ------------    ------------    ------------   ------------
                                                                   248,755         258,942         684,884        758,082
                                                              ------------    ------------    ------------   ------------
Operating costs and expenses:
    Operating:
       Related parties (note 14)                                    11,984          16,321          36,954         46,540
       Other                                                       135,548         132,873         392,978        382,095
    General and administrative:
       Related parties (note 14)                                     1,905           2,212           8,175          6,636
       Other                                                        56,019          61,838         158,250        187,833
    Year 2000 costs (note 16)                                          142              --             480             --
    Cost of distribution agreements (note 12)                           --              --          83,320             --
    Stock compensation (note 14)                                    (4,404)         55,774         122,382         68,699
    Depreciation and amortization                                   37,729          52,985         108,704        138,149
                                                              ------------    ------------    ------------   ------------
                                                                   238,923         322,003         911,243        829,952
                                                              ------------    ------------    ------------   ------------

          Operating  income (loss)                                   9,832         (63,061)       (226,359)       (71,870)

Other income (expense):
    Share of losses of the PCS Ventures (note 6)                  (186,674)       (147,051)       (510,464)      (304,436)
    Share of losses of Telewest (note 5)                           (26,366)        (37,880)        (90,083)      (111,338)
    Share of losses of Cablevision (note 7)                         (6,817)             --         (14,408)            --
    Share of losses of other affiliates (note 8)                   (43,393)        (42,541)       (125,148)      (120,767)
    Interest expense                                               (14,664)        (11,634)        (38,263)       (41,178)
    Dividend and interest income:
       Related parties (note 14)                                        55             588           1,692          4,340
       Other (note 9)                                               17,879             642          22,576          4,543
    Minority interests' share of (earnings) losses                    (649)          1,525          52,676         (6,935)
    Gain on disposition of assets, net (note 9)                  2,303,061          75,881       2,344,958        104,774
    Gain on issuance of stock by affiliates (notes 5 and 8)         57,965              --         259,350         21,251
    Gain on issuance of equity interest by attributed
       subsidiaries (notes 11 and 12)                               16,553          60,233          31,253         60,233
    Other, net                                                      (2,198)         (2,875)         (2,066)         3,375
                                                              ------------    ------------    ------------   ------------
                                                                 2,114,752        (103,112)      1,932,073       (386,138)
                                                              ------------    ------------    ------------   ------------

          Earnings (loss) before income taxes                    2,124,584        (166,173)      1,705,714       (458,008)

Income tax benefit (expense)                                      (821,625)         40,440        (711,652)       143,117
                                                              ------------    ------------    ------------   ------------

          Net earnings (loss)                                 $  1,302,959        (125,733)        994,062       (314,891)
                                                              ============    ============    ============   ============

Basic earnings attributable to common stockholders
    per common share subsequent to TCI Ventures
    Exchange (note 3)                                         $       3.08             .07            2.36            .07
                                                              ============    ============   =============   ============

Diluted earnings attributable to common stockholders
    per common share subsequent to TCI Ventures
    Exchange (note 3)                                         $       2.89             .07            2.20            .07
                                                              ============    ============    ============    ===========

Comprehensive earnings (loss) (note 1)                        $  1,271,275        (144,317)      1,004,619       (338,352)
                                                              ============    ============    ============   ============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                          Statement of Combined Equity

                      Nine months ended September 30, 1998
                                   (unaudited)




                                                                            Accumulated
                                                                               other
                                                                           comprehensive           Due to           Total
                                                        Combined             earnings,             related         combined
                                                         equity             net of taxes           parties         equity
                                                         -----              ------------           -------         ------
                                                                              amounts in thousands

Balance at January 1, 1998                         $      2,215,683             33,661               21,505       2,270,849
   Net earnings                                             994,062                 --                   --         994,062
   Repurchases of TCI Ventures Group Stock                   (3,857)                --                   --          (3,857)
   Issuance of TCI Ventures Group Stock (note 11)           177,661                 --                   --         177,661
   Payments for call agreements (note 14)                   (75,836)                --                   --         (75,836)
   Transfer of net liabilities to related party
     (note 14)                                               49,528                 --                   --          49,528
   Adjustment to minority interest deficit in
     joint venture (note 11)                                 24,524                 --                   --          24,524
   Excess of consideration received over basis
     of net assets sold to related party (note
     14)                                                     18,415                 --                   --          18,415
   Assignment of option contract from related
     party (note 14)                                         15,854                 --              (15,854)             --
   Excess of earnings over distributions to
     minority interest in joint venture                      10,771                 --                   --          10,771
   Reclassification of redemption amount of TCI
     Ventures Group Stock subject to put
     obligation                                              (2,963)                --                   --          (2,963)
   Premium received in connection with put
     obligation                                                 348                 --                   --             348
   Recognition of fees related to Equity Swap
     Facility (note 14)                                        (473)                --                   --            (473)
   Foreign currency translation adjustment                       --              6,594                   --           6,594
   Change in unrealized holding gains on
     available-for-sale securities                               --              3,963                   --           3,963
   Other transfers from related parties, net                     --                 --               14,439          14,439
                                                   ----------------    ---------------         ------------   -------------

Balance at September 30, 1998                      $      3,423,717             44,218               20,090       3,488,025
                                                   ================    ===============         ============   =============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                        Combined Statements of Cash Flows
                                   (unaudited)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                --------------------------------
                                                                                     1998               1997
                                                                               ---------------     -------------
                                                                                       amounts in thousands
                                                                                           (see note 4)

Cash flows from operating activities:
   Net earnings (loss)                                                         $       994,062          (314,891)
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                  108,704           138,149
        Cost of distribution agreements                                                 83,320                --
        Stock compensation                                                             122,382            68,699
        Payments of stock compensation                                                 (71,551)               --
        Share of losses of affiliates, net                                             740,103           536,541
        Gain on disposition of assets, net                                          (2,344,958)         (104,774)
        Gain on issuance of stock by affiliate                                        (259,350)          (21,251)
        Gain on issuance of equity interest by attributed subsidiary                   (31,253)          (60,233)
        Minority interests' share of losses (earnings), net                            (52,676)            6,935
        Other noncash charges                                                              524             2,335
        Deferred income tax expense                                                    846,163            16,750
        Intergroup tax allocation                                                     (157,154)         (163,694)
        Changes in operating assets and liabilities, net of the effect of acquisitions and the deconsolidation of attributed subsidiary:
             Change in receivables                                                     (20,218)             (284)
             Change in film inventory and other prepaid expenses                         1,019            (2,331)
             Change in payables, accruals, customer prepayments and
                other liabilities                                                       (5,070)           31,073
                                                                               ---------------     -------------

                 Net cash provided by (used in) operating activities           $       (45,953)          133,024
                                                                               ---------------     -------------


                                                                    (continued)

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                  Combined Statements of Cash Flows, continued
                                   (unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                               -----------------------------------
                                                                                     1998                1997
                                                                               ---------------     ---------------
                                                                                       amounts in thousands
                                                                                            (see note 4)
Cash flows from investing activities:
   Investments in and loans to affiliates                                      $      (397,726)           (364,752)
   Capital expended for property and equipment                                         (91,643)           (145,186)
   Proceeds from dispositions of assets                                                124,965             199,929
   Collections of loans to affiliates                                                   19,801              72,836
   Cash balance of deconsolidated subsidiary                                                --             (38,142)
   Cash paid for acquisitions, net                                                     (30,855)            (39,558)
   Other, net                                                                           (8,273)             21,039
                                                                               ---------------     ---------------

                 Net cash used in investing activities                                (383,731)           (293,834)
                                                                               ---------------     ---------------

Cash flows from financing activities:
   Borrowings of debt                                                                  544,750             225,780
   Repayments of debt and capital lease obligations                                    (61,834)           (235,128)
   Payments for call agreements                                                        (75,836)                 --
   Repurchase of common stock by attributed subsidiaries                               (15,440)            (42,014)
   Repurchase of TCI Ventures Group Stock                                               (3,857)                 --
   Net proceeds from issuance of stock by attributed subsidiaries                       91,762             148,015
   Collections on note receivable from related party                                    88,707             149,245
   Borrowings from related party                                                        70,000                  --
   Cash transfers (to) from related parties                                            (31,115)            160,373
   Distribution to minority interest owners                                             (3,704)             (8,488)
   Other, net                                                                           (1,846)               (950)
                                                                               ---------------     ---------------

                 Net cash provided by financing activities                             601,587             396,833
                                                                               ---------------     ---------------

                 Net increase in cash and cash equivalents                             171,903             236,023

                 Cash and cash equivalents: Beginning of period                        161,495             105,527
                                                                               ---------------     ---------------

                     End of period                                             $       333,398             341,550
                                                                               ===============     ===============

See accompanying notes to combined financial statements.

                              "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

                               September 30, 1998
                                   (unaudited)

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

         TINTA ceased to consolidate Flextech p.l.c. ("Flextech") and Cablevision and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively. See notes 7 and 8.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at September 30, 1998, as published in The Wall Street Journal.

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

                                                                    (continued)

                             "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         As of September 30, 1998, the TCI Ventures Group consisted principally of the following assets and their related liabilities: (i) TCI's 85% equity interest (representing a 92% voting interest) in Tele-Communications International, Inc. ("TINTA"), which is TCI's primary vehicle for the conduct of its international cable, telephony and programming businesses (other than those international programming businesses attributed to the Liberty Media Group), (ii) TCI's principal interests in the telephony business ("TCI Telephony") consisting primarily of TCI's investment in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide under the Sprint(R) brand (a registered trademark of Sprint Communications Company, L.P.), TCI's 3% interest in AT&T and Western Tele-Communications, Inc. ("WTCI"), a wholly-owned subsidiary of TCI that provides long distance transport of video, voice and data traffic and other telecommunications services to interexchange carriers on a wholesale basis using primarily a digital broadband microwave network located throughout a 12 state region, (iii) a 57% equity interest (representing a 89% voting interest) in United Video Satellite Group, Inc. ("UVSG"), which provides satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users, primarily throughout North America, (iv) TCI's 39% equity interest (representing a 72% voting interest) in At Home Corporation ("@Home"), a provider of high speed multimedia Internet services, and TCI's interest in other Internet-related assets and (v) other assets, including ETC w/tci, Inc. ("ETC"), a wholly-owned subsidiary of TCI which is a developer and distributor of for-profit education, training and communications services and products, and National Digital Television Center, Inc. and related companies ("NDTC"), which provide digital compression and authorization services to programming suppliers and to video distribution outlets. The foregoing subsidiaries and assets are collectively referred to as "TCI Ventures Group." The stocks of TINTA, AT&T, @Home and UVSG are publicly traded.

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

                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The "TCI Group" is intended to reflect the performance of those businesses of TCI and its subsidiaries not attributed to the "Liberty Media Group" (which is intended to reflect the performance of TCI's assets which produce and distribute programming services) and TCI Ventures Group. Collectively, TCI Group, Liberty Media Group and TCI Ventures Group are referred to as the "Groups" and individually may be referred to herein as a "Group". The Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock"), TCI Ventures Group Series A Stock and the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series A Stock") are sometimes collectively referred to herein as the "Series A Stock," and the Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock"), TCI Ventures Group Series B Stock and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share ("Liberty Group Series B Stock") are sometimes collectively referred to herein as the "Series B Stock."

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

                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(2)      Proposed Merger

         TCI and AT&T have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and
         (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group", which following the Merger, will be made up of the businesses and assets which are attributed to Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group ("TCG"), the stock of @Home attributed to TCI Ventures Group, the assets and business of NDTC and TCI Ventures Group's equity interest in WTCI) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement, under certain circumstances, including the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

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

                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(3)      Earnings Per Common Share and Potential Common Share

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

         The basic earnings attributable to TCI Ventures Group stockholders per common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing earnings attributable to TCI Ventures Group stockholders by the weighted average number of common shares outstanding of TCI Ventures Group Stock during the period.

         The diluted earnings attributable to TCI Ventures Group stockholders per common and potential common share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing earnings attributable to TCI Ventures Group stockholders by the weighted average number of common and dilutive potential common shares outstanding of TCI Ventures Group Stock during the period. Shares issuable upon conversion of convertible notes payable, stock options and other performance awards have been included in the computation of weighted average shares to the extent the assumed issuance of such shares would have been dilutive, as illustrated below. Numerator adjustments for interest associated with convertible notes payable were not made to the computation of diluted earnings per share as such interest is paid or payable by TCI Group.

         No material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Information concerning the reconciliation of basic EPS to dilutive EPS with respect to TCI Ventures Group Stock is presented below:

                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                        ---------------------------------  ---------------------------------
                                                             1998                1997           1998               1997
                                                        -------------     ---------------  --------------    ---------------
                                                                    amounts in thousands, except per share amounts
           Basic EPS:
                Net earnings (loss)                     $   1,302,959            (125,733)       994,062            (314,891)
                Loss through the date of the TCI
                   Ventures Exchange (note 1)                      --             156,184             --             345,342
                                                        -------------     ---------------  -------------     ---------------
                Earnings attributable to common
                   stockholders                         $   1,302,959              30,451        994,062              30,451
                                                        =============     ===============  =============     ===============

                Weighted average common shares                422,398             409,855        421,744             409,855
                                                        =============     ===============  =============     ===============
                Basic earnings per share
                   attributable to common stockholders  $        3.08                 .07           2.36                 .07
                                                        =============     ===============  =============     ===============

           Diluted EPS:
                Earnings attributable to common
                   stockholders                         $   1,302,959              30,451        994,062              30,451
                                                        =============     ===============  =============     ===============

                Weighted average common shares                422,398             409,855        421,744             409,855
                                                        -------------     ---------------  -------------     ---------------
                Add dilutive potential common shares:
                   Employee and director options and
                      other performance awards                  7,919               4,590          8,569               4,590
                   Convertible notes payable                   20,711              20,774         20,711              20,774
                                                        -------------     ---------------  -------------     ---------------
                   Dilutive potential common shares            28,630              25,364         29,280              25,364
                                                        -------------     ---------------  -------------     ---------------
                Diluted weighted average common shares        451,028             435,219        451,024             435,219
                                                        =============     ===============  =============     ===============
                Diluted earnings  per share
                   attributable to common stockholders  $        2.89                 .07           2.20                 .07
                                                        =============     ===============  =============     ===============


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(4)      Supplemental Disclosures to Statements of Cash Flows

         Cash paid for interest was $41 million and $45 million for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $19 million and $28 million during the nine months ended September 30, 1998 and 1997, respectively.

         The net cash paid for acquisitions is as follows:

                                                                                  Nine months ended
                                                                                    September 30,
                                                                   ------------------------------------------
                                                                         1998                       1997
                                                                   ----------------       -------------------
                                                                                amounts in thousands

         Fair value of assets acquired                             $       (117,089)                  (79,555)
         Issuance of notes payable                                           65,000                        --
         Net liabilities assumed                                             21,234                    38,482
         Minority interest in equity of acquired entity                          --                     1,515
                                                                   ----------------       -------------------
                 Cash paid for acquisitions                        $        (30,855)                  (39,558)
                                                                   ================       ===================

         Property and equipment purchased under capital
             leases                                                $             --                   168,326
                                                                   ================       ===================

         The effects of changing the method of accounting for TINTA's ownership interest in Flextech from the consolidation method to the equity method (see note 8) are summarized below (amounts in thousands):

                Assets reclassified to equity investments              $         177,003
                Liabilities reclassified to equity investments                   (72,512)
                Minority interests in equity of attributed
                    subsidiary reclassified to equity investments               (142,633)

                Decrease in cash and cash equivalents                  $         (38,142)
                                                                       =================

         For information concerning additional non-cash transactions see notes 11 and 14.

(5)      Investment in Telewest

         At September 30, 1998, TINTA indirectly owned through its 50% ownership interest in TW Holdings, L.L.C., 463,438,960 or 22% of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was (pound)1.35 ($2.30) per share at September 30, 1998.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Effective September 1, 1998, Telewest and General Cable PLC ("General Cable") consummated a merger (the "General Cable Merger") in which holders of General Cable received 1.243 new Telewest shares and (pound)0.65 ($1.11) in cash for each share of General Cable. In addition, holders of American Depository shares of General Cable ("General Cable ADS") (each representing five General Cable shares) received 6.215 new Telewest shares and (pound)3.25 ($5.53) in cash for each share of General Cable ADS. Based upon Telewest's closing share price of (pound)0.89 ($1.51) on April 14, 1998, the General Cable Merger was valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.57) per share (the "Telewest Offer"). TINTA subscribed to 84,688,960 Telewest ordinary shares at an aggregate cost of (pound)78.3 million ($133.1 million) in connection with the Telewest Offer. Immediately following the Telewest Offer, TINTA owned 28% of the issued and outstanding Telewest ordinary shares.

         In connection with the General Cable Merger, TINTA also converted its entire holdings of Telewest convertible preference shares (132,638,250 shares) into Telewest ordinary shares. As a result of the General Cable Merger, TINTA's ownership interest in Telewest decreased to 22%. In connection with such dilution, TINTA recognized a non-cash gain of $58.0 million (excluding related tax expense of $20.3 million) during the third quarter of 1998.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1998 and 1997, Telewest experienced foreign currency transaction gains (losses) of (pound)11.1 million ($18.5 million using the applicable exchange rate) and (pound)(32.87 million) ($54.5 million using the applicable exchange rate) respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the TCI Ventures Group's share of Telewest's operating results from UK pounds to U.S. dollars was
         1.6584 to 1 and 1.6393 to 1 during the nine months ended September 30, 1998 and 1997, respectively. The spot rate used to translate the TCI Ventures Group's share of Telewest's net assets from UK pounds to U.S. dollars was 1.7000 to 1 and 1.6508 to 1 at September 30, 1998 and December 31, 1997, respectively.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summarized unaudited results of operations for Telewest are as follows:

                                                                                       Nine months ended
                                                                                         September 30,
                                                                          --------------------------------------
                                                                                 1998                  1997
                                                                          ---------------       ----------------
          Consolidated Operations                                                   amounts in thousands
          -----------------------

              Revenue                                                     $       604,537                460,646
              Operating, selling, general and administrative expenses            (456,421)              (408,038)
              Depreciation and amortization                                      (281,106)              (239,987)
                                                                          ---------------       ----------------

                   Operating loss                                                (132,990)              (187,379)

              Interest expense, net                                              (209,585)              (154,510)
              Share of losses of affiliates                                       (25,951)               (26,078)
              Foreign currency transaction gain (loss)                             18,511                (54,487)
              Other, net                                                            2,051                    339
                                                                          ---------------       ----------------

                   Net loss                                               $      (347,964)              (422,115)
                                                                          ===============       ================

(6)      Investments in the PCS Ventures

         TCI Telephony is a partner in a series of partnerships formed to engage in the business of providing wireless communications services, using the radio spectrum for broadband personal communications services ("PCS"), to residential and business customers nationwide, using the "Sprint" brand. The PCS Ventures include Sprint Spectrum Holding Company, L. P. ("Sprint Spectrum") and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo, L.P. ("PhillieCo"). The partners of Sprint PCS are subsidiaries of Sprint Corporation ("Sprint"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and TCI. The partners of PhillieCo are subsidiaries of Sprint, Cox and TCI. TCI Ventures Group has a 30% partnership interest in Sprint PCS and a 35% partnership interest in PhillieCo.

         From inception through September 1998, the four partners have contributed $4.6 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of $1.4 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.


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

         In May 1998 the Sprint PCS partners entered into a series of agreements pursuant to which TCI Telephony, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint. If such transactions are consummated, TCI Telephony will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which TCI Telephony's share is $120 million) to Sprint PCS pending the closing of such transactions. As of September 30, 1998, all of such additional capital contributions had been made to Sprint PCS. If the above-described transactions are consummated, the Company would begin to account for its investment in the Sprint PCS stock as an available-for-sale security. No assurance can be given that the above-described transactions will be consummated.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summarized unaudited results of operations for the PCS Ventures, accounted for under the equity method, are as follows:

                                                                                  Nine months ended
                                                                                    September 30,
                                                                    ---------------------------------------
                 Combined Operations                                       1998                    1997
                 -------------------                                -----------------     -----------------
                                                                                amounts in thousands

                     Revenue                                        $         787,953               110,528
                     Operating, selling, general and
                         administrative  expenses                          (1,714,629)             (789,583)
                     Depreciation and amortization                           (529,166)             (189,924)
                                                                    -----------------     -----------------

                       Operating loss                                      (1,455,842)             (868,979)

                     Interest expense                                        (358,321)              (55,568)
                     Other, net                                               122,173               (96,911)
                                                                    -----------------     -----------------

                       Net loss                                     $      (1,691,990)           (1,021,458)
                                                                    =================     =================

(7)      Cablevision

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to unaffiliated third parties (the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $320 million. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26%. TINTA recognized a gain of $49 million on the Cablevision Sale (excluding related tax expense of $17 million). TINTA continues to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         On November 9, 1998, Cablevision and the lenders under its $1.1 billion loan facility agreed to an extension of $950 million of outstanding borrowings under the facility until December 15, 1998. At that time, outstanding borrowings are to be refinanced through (i) $550 million of indebtedness, which is expected to be issued under Cablevision's medium term note program, and (ii) $400 million of support from Cablevision's shareholders, including TINTA. TINTA's portion of such support aggregates approximately $84.8 million, and will be made through (i) a $42.4 million capital contribution to Cablevision and (ii) the guarantee of senior indebtedness of Cablevision and/or subordinated loans from TINTA to Cablevision in the aggregate amount of $42.4 million.

         During the fourth quarter of 1998, one of the Cablevision shareholders exercised a put right that, under certain circumstances, could require TINTA to purchase a portion of such shareholder's ownership interest for cash consideration of up to $36 million, one-third of which would be paid on December 15, 1998 and the remaining amount would be paid in four semi-annual installments. Additionally, the Cablevision shareholders' agreement contains a buy-sell provision that, under certain circumstances, could require TINTA to purchase other shareholders' ownership interests.

         Summarized unaudited results of operations for Cablevision are as follows:

                                                                             Nine months ended
                                                                            September 30, 1998
                                                                            ------------------
         Consolidated Operations                                           amounts in thousands
         -----------------------

                  Revenue                                                   $         337,323
                  Operating, selling, general and
                     administrative expenses                                         (241,977)
                  Depreciation and amortization                                       (54,559)
                                                                            -----------------
                     Operating income                                                  40,787

                  Interest expense, net                                               (66,794)
                  Other, net                                                           (6,731)
                                                                            -----------------
                     Net loss                                               $         (32,738)
                                                                            =================


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(8)      Investments in Other Affiliates

         The TCI Ventures Group's affiliates other than Telewest, the PCS Ventures and Cablevision (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in the U.S. and in various foreign countries.

         The TCI Ventures Group has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At September 30, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $123 million.

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

         The following table reflects the TCI Ventures Group's carrying value (including receivables) of the Other Affiliates:

                                                                       September 30,             December 31,
                                                                          1998                       1997
                                                                   ------------------       --------------------
                                                                          amounts in thousands

          Flextech (a)                                             $          255,606                    261,453
          Liberty/TINTA LLC ("Liberty/TINTA")                                 124,383                    115,720
          MultiThematiques S.A. ("MultiThematiques")                           74,670                     68,335
          Jupiter Telecommunications
               Co., Ltd. ("Jupiter")                                           45,170                     49,197
          United International Investments                                     23,682                     26,966
          Bresnan International Partners (Poland), L.P.
               ("BIP Poland")                                                  23,726                     26,110
          Jupiter Programming Co., Ltd. ("JPC")                                17,688                     15,582
          Bresnan International Partners (Chile), L.P.                         18,720                     22,863
          TCG (b)                                                                  --                    294,851
          Other                                                                20,688                     45,692
                                                                   ------------------       --------------------
                                                                   $          604,333                    926,769
                                                                   ==================       ====================

         ---------------------


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (a)      Flextech

                  TINTA owned, at September 30, 1998, 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (pound)5.73 ($9.74) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by TINTA had an aggregate market value of (pound)332 million ($564 million) at September 30, 1998.

                  In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "Principal Joint Venture" and the "Second Joint Venture", collectively the "BBC Joint Ventures"). Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($150 million) and subject to certain restrictions, a standby credit facility of (pound)30 million ($51 million). As of September 30, 1998, the Principal Joint Venture had borrowed (pound)13.6 million ($23.1 million) under the primary credit facility. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($17 million). As of September 30, 1998, Flextech had funded (pound)7.5 million ($12.8 million) to the Second Joint Venture under such obligation. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

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

         (b) On July 23, 1998, a merger, in which TCG agreed to be acquired by AT&T, was consummated. See note 9. On April 22, 1998, TCG completed a merger transaction with ACC Corp. ("ACC") in which ACC shares were exchanged with shares of TCG in the ratio of .90909 of a share of TCG stock for each share of ACC stock. The transaction was valued at approximately $1.1 billion. As a result of ACC's merger with TCG, TCI Ventures Group's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI Ventures Group's interest in TCG, TCI Ventures Group recorded a non-cash gain of $201.4 million (excluding related tax expense of $70.5 million).

                  During the nine months ended September 30, 1997, TCG issued 4,857,083 shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93 million. As a result of such share issuances, TCI Ventures Group's ownership interest in TCG was reduced to approximately 30%. Accordingly, TCI Ventures Group recognized a gain of $21 million (excluding related tax expense of $8 million) as a result of such dilution.

         The following table reflects the TCI Ventures Group's share of losses of the Other Affiliates:

                                                                           Nine months ended
                                                                             September 30,
                                                                  ---------------------------------
                                                                       1998               1997
                                                                  -------------     ---------------
                                                                         amounts in thousands

                            TCG                                   $      32,043              43,417
                            Jupiter                                      17,270              17,173
                            Liberty/TINTA                                15,917              11,364
                            MultiThematiques                             14,690               9,337
                            JPC                                          10,941              12,614
                            BIP Poland                                    7,109               1,507
                            Other                                        27,178              25,355
                                                                  -------------     ---------------

                                                                  $     125,148             120,767
                                                                  =============     ===============


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Summarized unaudited results of operations of the Other Affiliates for the periods in which the TCI Ventures Group used the equity method to account for its investments in the Other Affiliates are as follows:

                                                                           Nine months ended September 30,
                                                                         1998                       1997
                                                                   --------------           ----------------
          Combined Operations                                                 amounts in thousands
          -------------------

               Revenue                                             $      903,809                    667,590
               Operating expenses                                        (917,933)                  (685,222)
               Depreciation and amortization                             (157,990)                  (135,773)
                                                                   --------------           ----------------

                   Operating loss                                        (172,114)                  (153,405)

               Interest expense, net                                      (68,463)                  (108,734)
               Other, net                                                 (71,774)                   (32,586)
                                                                   --------------           ----------------

                   Net loss                                        $     (312,351)                  (294,725)
                                                                   ==============           ================

(9)      Investment in AT&T

         On July 23, 1998, a merger, in which TCG agreed to be acquired by AT&T, was consummated. As a result of such merger, TCI Ventures Group received in exchange for its 26% interest in TCG, approximately 47 million shares of AT&T Common Stock. TCI Ventures Group recognized a gain of $2.3 billion (excluding related tax expense of $883 million) on such transaction based on the difference between the carrying value of TCI Ventures Group's interest in TCG and the fair value of the AT&T Common Stock received. See note 8. TCI Ventures Group accounts for its ownership interest in AT&T Common Stock as an available-for-sale security. During the third quarter of 1998, TCI Ventures Group recognized dividend income of $15.5 million on its AT&T Common Stock. See note 2.

(10)     Acquisitions and Dispositions

         On August 21, 1998, TINTA purchased 100% of the issued and outstanding common stock of Pramer SCA ("Pramer"), an Argentine programming company, for $32 million in cash and the issuance of notes payable in the amount of $65 million (the "Pramer Notes"). See note 13. In accordance with the purchase method of accounting, the purchase price was allocated using the estimated fair values of the net assets acquired and Pramer has been included in TCI Ventures Group's combined financial statements since the August 21, 1998 acquisition date. The $101 million excess of the purchase price over the fair value of the tangible net assets acquired is being amortized over ten years.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(11)     UVSG

         On January 12, 1998, TCI acquired from a minority shareholder of UVSG
         24.8 million shares of UVSG Class A common stock (as adjusted for a two-for-one stock split) in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 74%, of which 57% is attributed to the TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%. In connection with such transaction, during the first quarter of 1998, TCI Ventures Group recorded a $154.2 million increase to intangible assets, a $23.5 million decrease to minority interests in equity and a $177.7 million increase to combined equity.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC ("SNG") in exchange for an approximate 20% interest in SNG. As a result of such transaction, each of UVSG's and Liberty Media Group's ownership interest in SNG decreased from 50% to approximately 40%. Turner Vision's contribution to SNG was accounted for as a purchase and the $61.2 million excess of the purchase price over the fair value of the net tangible assets acquired was recorded as an intangible asset and is being amortized over five years.

         In connection with the dilution of UVSG's ownership interest in SNG, UVSG recognized a gain of $14.7 million (excluding related tax expense of $5.9 million). The minority interest deficit in SNG attributable to Liberty Media Group has been included in combined equity in the accompanying combined financial statements. Accordingly, the effect of the change in Liberty Media Group's ownership in the underlying equity of SNG of $24.5 million has been credited to combined equity in the accompanying combined financial statements.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in SNG and its 100% interest in certain businesses conducted by Netlink USA in exchange for 12.8 million shares of UVSG's common stock (as adjusted for a two-for-one stock split). Consummation of this transaction is subject to UVSG stockholder approval and certain regulatory approvals. Accordingly, no assurance can be given that this transaction will be consummated.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On June 11, 1998, UVSG and The News Corporation Limited ("News Corp.") announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 60 million shares of UVSG's stock (as adjusted for a two-for-one stock split), including 22,503,412 shares of its Class A common stock and 37,496,588 shares of its Class B common stock (as adjusted for a two-for-one stock split). As a result of this transaction, and the above-described pending transation with Liberty Media Group, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following such transactions, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock. TCI will begin to account for its interest in UVSG under the equity method of accounting following consummation of this transaction. Consummation of this transaction is subject to UVSG shareholder approval and certain regulatory approvals. Accordingly, no assurance can be given that this transaction will be consummated.

(12)     @Home

         During the third quarter of 1998, @Home completed a public offering (the "@Home Offering") in which 2.9 million shares of @Home common stock were sold for net cash proceeds of approximately $125 million. In connection with the @Home Offering, (i) TCI Ventures Group paid $36.9 million to purchase 800,000 shares of @Home common stock and (ii) TCI Ventures Group's economic interest in @Home decreased to 38.8%. In connection with the associated dilution of TCI Ventures Group's ownership interest in @Home, TCI Ventures Group recognized a gain of $16.6 million during the third quarter of 1998.

         In April 1997, @Home issued 240,000 shares of convertible preferred stock, resulting in cash proceeds of $48 million, less issuance costs. On July 11, 1997, @Home completed its initial public offering (the "@Home IPO"), in which 10,350,000 shares of @Home common stock were sold for net cash proceeds of approximately $100 million. As a result of the @Home IPO, TCI Ventures Group's economic interest in @Home decreased from 43% to 39%, which economic interest represents an approximate 72% voting interest. In connection with the associated dilution of TCI Ventures Group's ownership interest in @Home, TCI Ventures Group recognized a gain of $60 million during the third quarter of 1997.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of September 30, 1998. During the nine months ended September 30, 1998, @Home recorded non-cash charges of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. Such charges are included in "cost of distribution agreements" in the accompanying combined statements of operations. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.
                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Pursuant to a shareholder's agreement among certain shareholders of @Home, under certain circumstances, TCI Ventures Group could be required to sell a portion of its @Home common stock to such shareholders.

(13)     Debt

         The components of debt are as follows:

                                                                        September 30,           December 31,
                                                                            1998                    1997
                                                                        --------------      ----------------
                                                                                 amounts in thousands

           Debentures (a)                                               $      345,000               345,000
           Bank Facilities:
              Ventures Group (b)                                               400,000                    --
              Puerto Rico Subsidiary (c)                                        90,000                45,000
              Liberty/Ventures (d)                                              70,000                    --
           Pramer Notes (e)                                                     65,731                    --
           Other                                                                41,863                18,532
                                                                        --------------      ----------------

                                                                        $    1,012,594               408,532
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

           (b) On March 10, 1998, TCI Ventures Group entered into a bank credit facility with a term of one year which provides for aggregate borrowings of up to $400 million (the "Ventures Group Bank Facility"). Borrowings under the Ventures Group Bank Facility bear interest at variable rates. TCI Ventures Group is required to pay a commitment fee equal to 0.15% on the average daily unused portion of the maximum borrowing commitments. The Ventures Group Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and includes limitations on indebtedness, liens and encumbrances, acquisitions, dispositions and dividends.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

           (c) TINTA's Puerto Rico subsidiary (the "Puerto Rico Subsidiary") has a reducing revolving bank facility which is unsecured and provides for maximum borrowing commitments of $100 million (the "Puerto Rico Bank Facility"). The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates. In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

                  As described more fully in note 16, on September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary has submitted a claim to its insurance carrier for its damaged property and loss of revenue. The Puerto Rico Subsidiary anticipates that its estimated loss of revenue will exceed its business interruption insurance. Such uncovered losses could cause the Puerto Rico Subsidiary to be in violation of certain financial covenants of the Puerto Rico Bank Facility in the fourth quarter of 1998 and the first quarter of 1999. Violations of certain financial covenants will prevent the Puerto Rico Subsidiary from borrowing any unused borrowing commitments and could result in the acceleration of amounts due under the Puerto Rico Bank Facility. The Puerto Rico Subsidiary is in discussions with the lenders of the Puerto Rico Bank Facility regarding possible remedies of any potential violations of financial covenants.

         (d) Effective September 30, 1998, Liberty Media Corporation ("LMC") and TCI Ventures Group LLC ("Ventures LLC" and collectively "Liberty/Ventures") entered into a revolving credit agreement which provides for borrowings of up to $800 million through September 29, 1999 (the "Liberty/Ventures Facility"). LMC and Ventures LLC are jointly and severally responsible for the obligations under the Liberty/Ventures Facility. Interest on borrowings under the Liberty/Ventures Facility is tied to, at Liberty/Ventures option, the bank's prime rate or LIBOR plus an applicable margin. Liberty/Ventures must pay an annual commitment fee of .2% of the unfunded portion of the commitment. Such commitment fees are shared equally between Liberty Media Group and TCI Ventures Group. The Liberty/Ventures Facility contains certain provisions which limit LMC and Ventures LLC as to additional indebtedness, sale of assets, liens, guarantees and distributions. Amounts outstanding under the Liberty/Ventures Facility at September 30, 1998 were used to fund requirements of TCI Ventures Group and accordingly, have been attributed to TCI Ventures Group.


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         (e) In connection with TINTA's acquisition of Pramer, TINTA issued $65 million principal amount of secured promissory notes. Interest of $731,000 on such notes has been included in the principal amount at September 30, 1998. TINTA made an $11 million payment on the Pramer Notes on October 1, 1998 and the remainder of the Pramer Notes are due in 20 equal monthly installments beginning October 15, 1998 and accrue interest at 9.25%.

         With the exception of the Debentures, which had a fair value of $336 million, TCI Ventures Group believes the carrying value of TCI Ventures Group's debt approximates its fair value at September 30, 1998.

(14)     Combined Equity

         General

         During the fourth quarter of 1997, TCI entered into a Total Return Equity Swap Facility (the "Equity Swap Facility"). Pursuant to the Equity Swap Facility, TCI has the right to direct the counterparty (the "Counterparty") to use the Equity Swap Facility to purchase shares ("Equity Swap Shares") of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of September 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $49 million less than the fair value of such Equity Swap Shares at September 30, 1998. The costs and benefits associated with the TCI Ventures Group Series A Stock held by the Equity Swap Facility are attributed to TCI Ventures Group.

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

         Also on February 9, 1998, in connection with the Magness Settlement, certain members of the Magness family, individually and in certain cases, on behalf of the Estate of Betsy Magness (the first wife of Bob Magness) and the Magness Estate (collectively, the "Magness Family") also entered into a call agreement with TCI (with substantially the same terms as the one entered into by the Malones, including a call on the shares owned by the Magness Family upon Dr. Malone's death) (the "Magness Call Agreement") on the Magness Family's aggregate of approximately 49 million High-Voting Shares. The Magness Family was paid $124 million by TCI for entering into the Magness Call Agreement. Additionally, on February 9, 1998, the Magness Family entered into a stockholders' agreement with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family, (ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones.

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


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         During the nine months ended September 30, 1998, pursuant to the stock repurchase program, 145,450 shares of TCI Ventures Group Series A Stock and 94,000 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $3.9 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         Transactions with Related Parties

         The components of due to (from) related parties are as follows:

                                                                           September 30,        December 31,
                                                                               1998                 1997
                                                                         ----------------   ------------------
                                                                                 amounts in thousands

         Ventures Intergroup Credit Facility (a)                         $         36,900                   --
         Note payable to Liberty Media Group, including accrued
              interest (b)                                                          8,502                   --
         TCI Note Receivable (c)                                                       --              (88,707)
         Intercompany account (d)                                                 (25,312)             110,212
                                                                         ----------------   ------------------

                                                                         $         20,090               21,505
                                                                         ================   ==================

         --------------------

         (a) TCI Group has provided a revolving loan facility (the "Ventures Intergroup Credit Facility") to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was $1.4 million and not material for the nine months ended September 30, 1998 and 1997, respectively.

         (b) Amounts outstanding under the note payable to Liberty Media Group bear interest at variable rates based on the cost of borrowing under the Liberty/Ventures Facility (see note 13). Principal and interest is due and payable as mutually agreed from time to time.

         (c) Amounts outstanding under a note agreement between TCI Ventures Group and TCI (the "TCI Note Receivable") were repaid in their entirety during the third quarter of 1998. During the nine months ended September 30, 1998 and 1997, interest income related to the TCI Note Receivable aggregated $1.7 million and $4.3 million, respectively.

         (d) The non-interest bearing intercompany account includes certain income tax and stock compensation allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification. Through September 10, 1997, the date of the TCI Ventures Exchange, the effects of all transactions with TCI Group, except those related to the TCI Note Receivable, were reflected as adjustments to TCI Ventures Group's combined equity.

                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         In 1996, a subsidiary attributed to TCI Ventures Group (i) issued preferred stock in connection with a previous acquisition, which is convertible at the option of the holders into 1,084,056 of TCI Group Series A Common Stock beginning in April 1999 or sooner in the event of a change in control of TCI and (ii) acquired an option contract from TCI Group in exchange for a $14 million increase in the intercompany amount due to TCI Group. Such option contract provided TCI Ventures Group with the right to acquire 1,084,056 shares of TCI Group Series A Stock at a price equivalent to the fair value at the time of exercise less $14.625 per share. During September 1998, TCI Group assigned its obligation under the option contract to TCI Ventures Group. As a result of such assignment, TCI Ventures Group recorded a $15.9 million reduction to the intercompany amount due to TCI Group and a corresponding increase to combined equity. In July 1998, TCI Ventures Group entered into an equity swap transaction with a commercial bank, which provides TCI Ventures Group with the right but not the obligation to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. In the event TCI Ventures Group does not exercise its right to acquire such shares, any difference between the counterparty's cost and the market value of the shares on the settlement date will be settled in cash or shares of TCI Ventures Group Series A Stock at TCI Ventures Group's option. Such shares could be used to satisfy the exchange requirements of the aforementioned preferred stock.

         During 1996, TCI Group transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCI Group to TCI Ventures Group in connection with the September 10, 1997 consummation of the Exchange Offers. The distribution equipment was subsequently leased back to TCI Group over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCI Group and the related lease and the TVG LLC Promissory Note were canceled. During the nine months ended September 30, 1997, (i) the U.S. dollar equivalent of interest expense with respect to the TVG LLC Promissory Note was $1 million, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $3 million and (iii) TINTA experienced foreign currency transaction losses of $1 million, with respect to the TVG LLC Promissory Note.

         Certain TCI corporate general and administrative costs are charged to TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. TCI Ventures Group was allocated $8.2 million and $6.6 million in corporate general and administrative costs by the TCI Group during the nine months ended September 30, 1998 and 1997, respectively.

         During the nine months ended September 30, 1998 and 1997, programming revenue earned by UVSG from TCI Group was $6.9 million and $7.0 million, respectively. UVSG purchases programming from Liberty Media Group and, during the nine months ended September 30, 1997, also purchased programming from TCI Group. These purchases totaled $33.2 million and $27.5 million for the nine months ended September 30, 1998 and 1997, respectively, and are included in operating costs in the accompanying combined statements of operations.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Amounts included in revenue for services provided to the other Groups by WTCI and NDTC are $26.8 million and $27.6 million for the nine months ended September 30, 1998 and 1997, respectively.

         During the third quarter of 1998, TINTA exercised its right to require Liberty Media Group to purchase from TINTA 2,710,406 shares of TCI Music, Inc. Series A common stock for $8.00 per share. Due to the related party nature of the transaction, TCI Ventures Group has reflected its share of the excess consideration received over the basis of net assets sold of $18.4 million as an increase to combined equity in the accompanying combined financial statements.

         A subsidiary of TCI that was attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCI Group under an operating lease. In January 1998, TCI Group paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCI Group. Due to the related party nature of the transaction, the $49.5 million total of the cash payment and the historical cost of the net liabilities assumed by TCI Group (including capital lease obligations aggregating $175.8 million) has been reflected as an increase to TCI Ventures Group's combined equity.

         The Puerto Rico Subsidiary purchases programming services from the TCI Group. The charges, which approximate the TCI Group's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $3.8 million and $4.9 million during the nine months ended September 30, 1998 and 1997, respectively. The above-described programming fee charges are included in operating costs in the accompanying combined statements of operations.

         As further described in note 5, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the nine months ended September 30, 1997, such charges aggregated $11.8 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2.3 million during the nine months ended September 30, 1997. The above-described programming and general and administrative charges are included in operating costs in the accompanying combined statements of operations.

(15)     Income Taxes

         At December 31, 1997, the TCI Ventures Group had federal net operating loss carryforwards for income tax purposes aggregating approximately $504 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004. Pursuant to certain tax sharing agreements, TCI Ventures Group has already received benefit for approximately $37 million of such net operating loss carryforwards. TCI Ventures Group is responsible to TCI to the extent this amount of net operating loss carryforwards is utilized by TCI in future periods.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(16)     Commitments and Contingencies

         In addition to the commitments and contingent obligations described below, TCI Ventures Group has significant commitments and contingent obligations with respect to certain of its affiliates and other matters. See notes 2, 6, 8, 12, 14 and 17.

         TINTA has guaranteed the obligation of an affiliate ("The Premium Movie Partnership") to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, TINTA believes that the aggregate payments pursuant to such obligations could be significant. If TINTA were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from TINTA of approximately $32 million. Although TINTA has not had to perform under such guarantee to date, TINTA cannot be certain that it will not be required to perform under such guarantee in the future.

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through September 30, 1998, TINTA had contributed $52.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions in connection with the DTH Ventures. In addition, as of September 30, 1998, TINTA had guaranteed approximately $174 million of the DTH Ventures' financial obligations.

         TCI Ventures Group records stock compensation expense relating to restricted stock awards, options and/or stock appreciation rights (collectively, "Awards") granted (i) by TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) by TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to the Awards has been recorded in the accompanying combined financial statements through September 30, 1998. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. The estimated compensation adjustment with respect to TCI Awards resulted in increases to TCI Ventures Group's share of TCI's stock compensation liability of $115.5 million and $68.0 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, for the nine months ended September 30, 1998, TCI Ventures Group made cash payments relating to its share of TCI's stock compensation obligations of $71.3 million. The payable arising from the compensation related to the Awards granted by TCI is included in the amount due to related parties.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         On July 17, 1998, NDTC acquired 21.4 million shares of stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI, (iii) a $50 million promissory note from TCI Ventures Group to GI and (iv) a nine year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a service agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three year period, and represent approximately 13% of the outstanding common stock of GI at September 30, 1998. TCI Ventures Group recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. TCI Ventures Group will account for its investment in such shares using the cost method of accounting. The $346 million excess of the recorded value of GI common stock received over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from TCI Ventures Group to GI, has been deferred by NDTC in the accompanying September 30, 1998 combined balance sheet. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

         On September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary's cable television systems represent $35.9 million of TCI Ventures Group's revenue for the nine months ended September 30, 1998. The Puerto Rico Subsidiary has property and business interruption insurance aggregating $15 million that is subject to a deductible of $1 million. The Puerto Rico Subsidiary has submitted a property damage claim to its insurance carrier for approximately $12 million which represents the estimated replacement cost of its damaged property. As a result of the damage caused by Hurricane Georges, the Puerto Rico Subsidiary, at September 30, 1998, recorded an impairment to reduce the net book value of the damaged property and equipment by $8.3 million and recorded a receivable in the same amount for a portion of the estimated proceeds under its property insurance coverage. Subsequent to September 30, 1998, the Puerto Rico Subsidiary received a $2 million advance on its insurance coverage from the insurance carrier. TCI Ventures Group has applied $1 million of such advance to property losses and $1 million to business interruption losses. The balance of the receivable is deemed probable of collection.


                                                                   (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Although there can be no assurance, the Puerto Rico Subsidiary currently estimates that 85% of its cable distribution systems and related support equipment will be restored by the end of 1998 and fully restored by the end of the first quarter of 1999. In addition to property damage caused by Hurricane Georges, the Puerto Rico Subsidiary will also suffer a loss in revenue from its pre-hurricane customers. As of September 30, 1998, approximately 23% of the Puerto Rico Subsidiary's pre-hurricane basic customers were receiving cable television services. Although there can be no assurance, the Puerto Rico Subsidiary estimates that it will regain 80% and 100% of its pre-hurricane customer base by December 31, 1998 and June 30, 1999, respectively. The loss of revenue from September 21, 1998 through December 31, 1998 has been preliminarily estimated at $7 million, of which $1 million relates to the period from September 21, 1998 through September 30, 1998. In addition, the estimated loss of revenue for the first quarter of 1999 is approximately $3 million. The Puerto Rico Subsidiary's business interruption insurance will cover the first $3 million in lost revenue. The Puerto Rico Subsidiary currently estimates that lost revenue of approximately $7 million will not be covered under its business interruption insurance. However, no assurance can be given that the Puerto Rico Subsidiary will not incur losses in excess of current estimates. In addition, all insurance claims are subject to approval by the Puerto Rico Subsidiary's insurance carrier. Accordingly, no assurance can be given that amounts claimed under the Puerto Rico Subsidiary's insurance coverage will be paid in their entirety.

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

         On January 1, 1999, eleven of the fifteen European Union countries (the "Participating Countries") will adopt a new currency, the "euro". The other members of the European Union countries (Denmark, Greece, the United Kingdom and Sweden) have elected not to adopt the euro at this time. In connection with the adoption of the euro, (i) a fixed conversion rate will be established between the existing currencies of the Participating Countries (the "legacy currencies") and the euro,
         (ii) the legacy currencies will trade on currency exchanges and will remain legal tender in the Participating Countries through January 1, 2002 and (iii) the Participating Countries will no longer control their own monetary policies. Instead, the new European Central Bank will direct monetary policy, including money supply and official interest rates of the euro. Certain of TINTA's affiliates (primarily MultiThematiques and UII) have operations in the Participating Countries. Management of TINTA has had communications with such affiliates to assess the impact of the euro conversion on TINTA. Although there can be no assurance, TINTA anticipates that the euro conversion will not have an adverse material effect on it's financial position, results of operations or cash flows.



                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

(17)     Year 2000

         During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCI Ventures Group's most critical systems, equipment, and facilities. TCI also continued its efforts to verify the year 2000 readiness of TCI Ventures Group's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCI Ventures Group's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCI Ventures Group.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of TCI Ventures Group's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TCI Ventures Group's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TCI Ventures Group's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI Ventures Group. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         At September 30, 1998, TCI Ventures Group's overall progress by phase was as follows:

                                                               Percentage of all
                                                               Equipment/Systems
                               Phase                                In Phase*
                               -----                           -----------------

                      Phase 1-Assessment                             87%
                      Phase 2-Remediation                            29%
                      Phase 3-Testing                                16%
                      Phase 4-Implementation                          3%

         ---------------------
         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.


                                                                  (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         TCI Ventures Group is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, TCI Ventures Group continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCI Ventures Group's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TCI Ventures Group's cable and programming services. TCI Ventures Group has received information that the most critical systems, services or products supplied to TCI Ventures Group by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCI Ventures Group is currently developing contingency plans for systems provided by vendors who have not responded to TCI Ventures Group's surveys.

         In addition to the survey process described above, management of TCI Ventures Group has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TCI Ventures Group is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with TCI Ventures Group's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TCI Ventures Group is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TCI Ventures Group has surveyed and monitored the year 2000 status of certain privately-held business entities in which TCI Ventures Group has significant investments.


                                                                    (continued)

                            "TCI VENTURES GROUP"
             (a combination of certain assets, as defined in note 1)

                     Notes to Combined Financial Statements

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were approximately $200,000 and zero, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were approximately $500,000 and zero, respectively. Management of TCI Ventures Group currently estimates the remaining costs to be not less than $10.5 million, bringing the total estimated cost associated with TCI Ventures Group's year 2000 remediation efforts to be not less than $11 million, including TCI Ventures Group's pro rata share of the $32 million cost for replacement of noncompliant information technology ("IT") systems. Also included in this estimate is TCI Ventures Group's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

         TCI is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TCI Ventures Group consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that TCI Ventures Group's systems or the systems of other companies on which TCI Ventures Group relies will be converted in time or that any such failure to convert by TCI Ventures Group or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

         Magness Settlement

         On June 16, 1997, the Company exchanged (the "Exchange") 30,545,864 shares of TCI Group Series A Stock for the same number of shares of TCI Group Series B Stock owned by the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI. Subsequent to the Exchange, the Magness Estate sold (the "Sale") the shares of TCI Group Series A Stock received in the Exchange, together with approximately 1.5 million shares of TCI Group Series A Stock that the Magness Estate previously owned (collectively, the "Option Shares"), to two investment banking firms (the "Investment Bankers") for approximately $530 million (the "Sale Price"). Subsequent to the Sale, TCI entered into an agreement with the Investment Bankers whereby TCI has the option, but not the obligation, to purchase the Option Shares at any time within two years (the "Option Period") from the date of the Sale. During the Option Period, the Company and the Investment Bankers are to settle quarterly any increase or decrease in the market value of the Option Shares. If the market value of the Option Shares exceeds the Investment Bankers' cost, Option Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Option Shares in an account at the Investment Bankers. If the market value of the Option Shares is less than the Investment Bankers' cost, the Company, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, the Company is required to pay the Investment Bankers a quarterly fee equal to the LIBOR plus 1% on the Sale Price, as adjusted for payments made by the Company pursuant to any quarterly settlement with the Investment Bankers. Due to the Company's ability to settle quarterly price fluctuations and fees with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock, the Company records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. During the fourth quarter of 1997, the Company repurchased 4,000,000 shares of TCI Group Series A Stock from one of the Investment Bankers for an aggregate cash purchase price of $66 million. Additionally, as a result of the Exchange Offers and certain open market transactions, the Investment Bankers disposed of 4,210,308 shares of TCI Group Series A Stock and acquired 23,407,118 shares of TCI Ventures Group Series A Stock during the last half of 1997. As a result of the foregoing transactions and certain transactions related to the January 5, 1998 settlement of litigation involving the Magness Estate, as described below, the Option Shares were comprised of 6,201,042 shares of TCI Group Series A Stock and 11,740,610 shares of TCI Ventures Group Series A Stock at September 30, 1998. At September 30, 1998, the market value of the Option Shares exceeded the Investment Bankers' cost by $254 million. The costs and benefits associated with the Option Shares are attributed to TCI Group.

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

         Additionally, on February 9, 1998, the Magness Family entered into a Stockholders' Agreement with the Malones and TCI under which (i) the Magness Family and the Malones agreed to consult with each other in connection with matters to be brought to the vote of TCI's stockholders, subject to the proviso that if they cannot mutually agree on how to vote the shares, Dr. Malone has an irrevocable proxy to vote the High-Voting Shares owned by the Magness Family,
(ii) the Magness Family may designate a nominee for the Board and Dr. Malone has agreed to vote his High-Voting Shares for such nominee and (iii) certain "tag along rights" have been created in favor of the Magness Family and certain "drag along rights" have been created in favor of the Malones. In addition, the Malone Right granted by TCI to Dr. Malone to acquire 30,545,864 shares of TCI Group Series B Stock was reduced to an option to acquire 14,511,570 shares of TCI Group Series B Stock. Pursuant to the terms of the Stockholders' Agreement, the Magness Family has the right to participate in the reduced Malone Right on a proportionate basis with respect to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. On June 24, 1998, Dr. Malone delivered notice to TCI Group exercising his right to purchase (subject to the Magness Family proportionate right) up to 14,511,570 shares of TCI Group Series B Stock at a per share price of $35.5875 pursuant to the Malone Right. In addition, a representative of the Magness Family advised Dr. Malone that the Magness Family would participate in such purchase up to the Magness Family's proportionate right. On October 14, 1998, 8,718,770 shares of TCI Group Series B Stock were issued to Dr. Malone upon payment of cash consideration totaling $310 million. On October 16, 1998, 5,792,800 shares of TCI Group Series B Stock were issued to the Magness Family upon payment of cash consideration totaling $206 million. In connection with the acquisition of the TCI Group Series B Stock by Dr. Malone, TCI executed certain waivers to the Stockholders' Agreement and TCI and the Magness Family executed a waiver to the Malone Call Agreement to, among other things, permit the pledge of TCI Group Series B Stock owned by Dr. Malone as collateral to the lenders who provided the proceeds for the purchase of the shares of TCI Group Series B Stock.

         Year 2000

         During the three months ended September 30, 1998, the Company continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. The Company's year 2000 remediation efforts include an assessment of its most critical systems, such as customer service and billing systems, headends and other cable plant, systems that support the Company's programming services, business support operations, and other equipment and facilities. The Company also continued its efforts to verify the year 2000 readiness of its significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         The Company formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on the Company's year 2000 remediation efforts. It is comprised of a 90 member full-time staff and is accountable to executive management of the Company.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         At September 30, 1998, the Company's overall progress by phase was as follows:

                                  Percentage of all
                                  Equipment/Systems                    Expected
         Phase                        In Phase *                    Completion Date
         -----                    -----------------                 ---------------
Phase 1-Assessment                      92%                           April 1999
Phase 2-Remediation                     54%                           July 1999
Phase 3-Testing                         10%                           July 1999
Phase 4-Implementation                   5%                           July 1999

---------------------
         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of year 2000 projects.

         The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         The Company is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by December of 1998.

         During the three months ended September 30, 1998, the Company continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to the Company's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of the Company's billing services). The year 2000 readiness of such providers is critical to continued provision of the Company's cable service. The Company has received information that the most critical systems, services or products supplied to the Company by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. The Company is currently developing contingency plans for systems provided by vendors who have not responded to the Company's surveys.

         In addition to the survey process described above, management of the Company has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. The Company is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with the Company's investments in certain public and private corporations, partnerships and other businesses. Accordingly, the Company is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness, including CSC, Time Warner, and AT&T. In addition, the Company has surveyed and monitored the year 2000 status of certain privately-held business entities in which the Company has significant investments.

         The Company was informed by CSC that, at September 30, 1998, the remediation and testing of CSC's critical systems was underway and a target date of June 1999 had been established for completion of all remediation and testing of year 2000 compliance of all such systems. The Company was informed by AT&T that, at September 30, 1998, AT&T had completed 99% of its assessments and was remediating its noncompliant systems. The Company has been informed that AT&T has set a target date of December 1998 for completion of the assessment, remedation and testing of all customer-affecting systems. A target date of mid-year 1999 has been established for enterprise-wide year 2000 compliance. For updated information related to CSC, Time Warner, and AT&T's year 2000 programs, please refer to CSC, Time Warner, and AT&T's most recent periodic filings with the Securities and Exchange Commission.

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were $4 million and less than $1 million, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $6 million and less than $1 million, respectively. Management of the Company currently estimates the remaining costs to be not less than $71 million, bringing the total estimated cost associated with the Company's year 2000 remediation efforts to be not less than $77 million (including $32 million for replacement of noncompliant IT Systems). Also included in this estimate is $9 million in future payments to be made pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with the Company's year 2000 program will not be material to the Company's financial position, results of operations or cash flows.

         The Company is a widely distributed enterprise in which allocation of certain resources, including IT support is decentralized. Accordingly, the Company does not consolidate an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce the Company's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that the Company has deemed critical in regard to customer service, business operations, financial impact or safety.

         The failure of addressable controllers contained in the cable system headends could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the programmers, premium and adult content channels would not likely be transmitted until the addressable controller had been repaired.

         Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling and disable the processing of pay-per-view requests. The Company plans to have its customer service representatives answer telephone calls from customers in the event of outages and expects to retrieve needed customer information manually from the billing service provider.

         A failure of the services provided by billing systems service providers could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. The Company plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, the Company continues to monitor the year 2000 readiness of its key customer-billing suppliers.

         Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in the Company's programming. The Company anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

         The Company owns investments in numerous cable programming operators and other businesses. The market value of the Company's investment in these entities could be adversely impacted by material failures of such entities to address year 2000 remediation issues (including supplier and vendor issues) related to their programming services and businesses. Further, due to tax and strategic considerations, the Company has a limited ability to dispose of these investments if year 2000 issues develop. Therefore, as a contingency plan, the Company has undertaken an extensive effort to verify and in certain cases assist in the year 2000 remediation efforts of companies in which it has significant investments.

         Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. The Company expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). The Company also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

         In the event that the local public utility cannot supply power, the Company expects to supply power for a limited time to the Company's cable headends, the NDTC and office sites through backup generators.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios.

         If critical systems related to the Company's cable TV and programming services are not successfully remediated, the Company could face claims of breach of contract from customers of the NDTC, from parties to cable system sale or exchange agreements, from certain programming providers and from other cable TV businesses that rely on the Company's programming services. The Company has not determined the possible losses from any such claims of breach of contract.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         GENERAL

         Summarized operating data with respect to TCI is presented below for the indicated periods:

                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                   --------------------      --------------------
                                                    1998         1997         1998         1997
                                                   -------      -------      -------      -------
                                                               amounts in millions

Revenue                                            $ 1,825        1,934        5,510        5,637

Operating, selling, general and administrative
    expenses                                         1,147        1,156        3,458        3,405
Year 2000 costs                                          4           --            6           --
AT&T merger costs                                        1           --           11           --
Stock compensation                                      11          160          423          231
Cost of distribution agreements                         --           --           83           --
Depreciation and amortization                          407          396        1,250        1,177
                                                   -------      -------      -------      -------

     Operating income                                  255          222          279          824

Interest expense                                      (272)        (300)        (808)        (883)
Share of losses of affiliates, net                    (397)        (253)        (986)        (591)
Minority interests in earnings of consolidated
    subsidiaries, net                                  (39)         (35)         (68)        (129)
Gain on dispositions of assets                       2,680          398        4,018          481
Other, net                                              21           24            3           46
                                                   -------      -------      -------      -------
                                                     1,993         (166)       2,159       (1,076)
                                                   -------      -------      -------      -------
    Earnings (loss) before income taxes              2,248           56        2,438         (252)

Income tax benefit (expense)                          (903)         (78)      (1,068)          18
                                                   -------      -------      -------      -------

     Net earnings (loss)                           $ 1,345          (22)       1,370         (234)
                                                   =======      =======      =======      =======


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

                                              Three months ended                              Nine months ended
                                                 September 30,                                   September 30,
                                  -------------------------------------------    ----------------------------------------------
                                         1998                    1997                    1998                      1997
                                  -----------------      --------------------    --------------------      --------------------
                                                                 dollar amounts in millions
Revenue                               100%  $ 1,479          100%     $ 1,618       100%      $ 4,560          100%      $ 4,779

Operating expenses                    (37)     (546)         (36)        (580)      (37)       (1,685)         (37)       (1,792)
Selling, general and
    administrative expenses           (22)     (329)         (20)        (330)      (22)         (986)         (20)         (952)
Year 2000 costs                        --        (3)          --           --        --            (5)          --            --
AT&T merger costs                      --        (1)          --           --        --           (11)          --            --
Stock compensation                     (1)      (13)          (4)         (61)       (4)         (160)          (2)          (99)
Depreciation and amortization         (25)     (362)         (21)        (338)      (24)       (1,111)         (22)       (1,032)
                                  -------   -------      -------      -------   -------       -------      -------       -------

      Operating income                 15%  $   225           19%     $   309        13%      $   602           19%      $   904
                                  =======   =======      =======      =======   =======       =======      =======       =======

         The operation of TCI Group's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission to regulate rates. At September 30, 1998, approximately 68% of TCI Group's basic customers were served by cable television systems that were subject to such rate regulation.

         During the nine months ended September 30, 1998, 74% of TCI Group's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit TCI Group's ability to increase its service rates.

         During the first nine months of 1998, TCI Group consummated the 1998 Contribution Transactions. Since January 1, 1997, TCI Group has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCI Group's results of operations for the three and nine months ended September 30, 1998 and 1997. For additional information see note 7 to the accompanying combined financial statements of TCI Group.

         TCI Group's revenue decreased $139 million or 9% for the three months ended September 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 3%. Revenue from TCI Group's customers accounted for 3% of such increase in revenue, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products and an 8% decrease in traditional premium revenue. TCI Group experienced a 3% increase in its average basic rate, an increase in the number of average basic customers of 2%, an 8% decrease in its average rate for traditional premium services and a decrease of less than 1% in the number of average traditional premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCI Group provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for the remaining 1% increase in revenue. A significant portion of the increase in advertising sales is attributable to arrangements with programming suppliers that may not continue at current levels in future periods.

         TCI Group's revenue decreased $219 million or 5% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 2%. Revenue from TCI Group's customers accounted for 2% of such increase in revenue, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products and an 11% decrease in traditional premium revenue. TCI Group experienced a 5% increase in its average basic rate, an increase in the number of average basic customers of less than 1%, a 5% decrease in its average rate for traditional premium services and a 6% decrease in the number of average traditional premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCI Group provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for the remaining 1% increase in revenue. A significant portion of the increase in advertising sales is attributable to arrangements with programming suppliers that may not continue at current levels in future periods.

         Operating expenses decreased $34 million or 6% and $107 million or 6% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 5% and 1%, respectively. Such increases relate primarily to higher programming and labor costs, which were partially offset by reductions attributable to higher capitalized labor and overhead resulting primarily from increased installation and construction activities. It is anticipated that TCI Group's programming costs will increase in future periods.

         Selling, general and administrative expenses decreased $1 million or less than 1% and increased $34 million or 4% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 12% and 16%, respectively. Such increases are due primarily to general increases in expenses relating to the launch of digital products and other initiatives, and other individually insignificant increases in general and administrative expenses in 1998, which increases were partially offset by increases in marketing incentives received from programming suppliers. The majority of such marketing incentives are associated with the Company's launch of digital services and accordingly may not continue at current levels in future periods.

         Year 2000 costs include fees and other expenses incurred directly in connection with TCI's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         AT&T merger costs were incurred in the second and third quarters of 1998, as a result of a Merger Agreement dated June 23, 1998, between TCI and AT&T. Such costs include investment advisory, legal and accounting fees, and other incremental pre-closing costs directly related to the Merger. See note 2 to the accompanying combined financial statements of TCI Group.

         TCI Group records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCI Group employees and directors who are involved with TCI Group. The estimated compensation liability relating to stock appreciation rights has been recorded as of September 30, 1998, and is subject to future adjustment based upon vesting and market values and, ultimately, on the final determination of market values when such rights are exercised.

         Depreciation and amortization expense increased $24 million or 7% and $79 million or 8% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases represent the net effect of (i) increases attributable to acquisitions, capital expenditures and differences in the composition of TCI Group's depreciable property and equipment and (ii) decreases attributable to the 1998 Contribution Transactions and other dispositions.

         Other Income and Expenses

         TCI Group's interest expense decreased $56 million or 19% and $107 million or 13% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of debt reductions attributable to the 1998 Contribution Transactions.

         TCI Group's share of CSC's losses, including amortization of the difference between the recorded value of TCI Group's investment in CSC and TCI Group's proportionate share of CSC's net deficiency, aggregated $76 million and $156 million for the three months ended September 30, 1998 and for the period from March 4, 1998 through September 30, 1998, respectively. As described in note 5 to the accompanying combined financial statements of TCI Group, TCI Group acquired an equity interest in CSC on March 4, 1998.

         TCI Group's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCI Group's share of net earnings (losses) of other affiliates aggregated $(17 million) and $30 million for the three and nine months ended September 30, 1998, respectively, as compared to $(16 million) and $(50 million) for the corresponding prior year periods. A significant portion of the change from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 is attributable to TCI Group's share of 1998 gains recognized by two affiliates on the sale of certain assets.

         During the nine months ended September 30, 1998 and 1997, TCI Group purchased notes payable which had aggregate principle balances of $352 million and $190 million, respectively. In connection with such purchases, TCI Group recognized losses on early extinguishment of debt of $44 million and $11 million for the nine months ended September 30, 1998 and 1997, respectively. Such losses relate to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of attributed subsidiaries aggregated $48 million and $143 million for the three and nine months ended September 30, 1998, respectively, as compared to $42 million and $125 million for the corresponding prior year periods. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in 1996 by a TCI subsidiary that is attributed to TCI Group. See note 10 to the accompanying combined financial statements of TCI Group.

         Gain on disposition of assets of $842 million for the nine months ended September 30, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCI Group to CSC and certain of the 1998 Joint Ventures. See notes 5 and 7 to the accompanying combined financial statements of TCI Group.

         Net Earnings

         As a result of the above-described fluctuations in the Company's results of operations, (i) TCI Group's net earnings (before preferred stock dividend requirements) of $52 million for the three months ended September 30, 1998 changed by $110 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $58 million for the three months ended September 30, 1997, and (ii) TCI Group's net earnings (before preferred stock dividend requirements) of $148 million for the nine months ended September 30, 1998 changed by $251 million, as compared to TCI Group's net loss (before loss of TCI Ventures Group and preferred stock dividend requirements) of $103 million for the nine months ended September 30, 1997.

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

                                                         Three months ended September 30,
                                                       ----------------------------------
                                                             1998              1997
                                                       ---------------   ----------------
                                                            dollar amounts in thousands
Entertainment and Information
Programming Services

    Revenue                                             100%  $ 176,265  100%   $ 124,505
    Operating, selling, general and administrative       81%   (142,321)  80%     (99,362)
    Stock compensation                                    2%     (4,489)   6%      (7,406)
    Depreciation and amortization                         5%     (8,936)   4%      (4,988)
                                                       ----   ---------  ---    ---------

       Operating income                                  12%  $  20,519   10%   $  12,749
                                                       ====   =========  ===    =========

Corporate expenses

    Selling, general and administrative                       $  (3,300)        $  (1,398)
    Stock compensation                                            2,021           (35,492)
    Depreciation and amortization                                   (31)              (30)
                                                              ---------         ---------

       Operating loss                                         $  (1,310)        $ (36,920)
                                                              =========         =========

                                                         Nine months ended September 30,
                                                       ----------------------------------
                                                             1998              1997
                                                       ---------------   ----------------
                                                            dollar amounts in thousands
Entertainment and Information
Programming Services

    Revenue                                             100%  $ 497,960  100%   $ 243,536
    Operating, selling, general and administrative       83%   (414,741)  73%    (177,657)
    Stock compensation                                    4%    (18,518)   5%     (11,982)
    Depreciation and amortization                         5%    (24,784)   3%      (6,486)
                                                       ----   ---------  ---    ---------

       Operating income                                   8%  $  39,917   19%   $  47,411
                                                       ====   =========  ===    =========

Corporate expenses

    Selling, general and administrative                       $  (8,609)        $  (4,197)
    Stock compensation                                         (122,386)          (50,956)
    Depreciation and amortization                                   (90)              (87)
                                                              ---------         ---------

       Operating loss                                         $(131,085)        $ (55,240)
                                                              =========         =========

         Entertainment and Information Programming Services

         As discussed above, certain acquisitions and dispositions have affected the comparability of Liberty Media Group's operating results for the nine months and three months ended September 30, 1998 and 1997. The following table presents adjustments to remove the effects of such acquisitions and dispositions.

                                       Three months ended September 30, 1998
                                    --------------------------------------------
                                                      Effect of
                                                    acquisitions
                                    Historical    and dispositions   As adjusted
                                    ----------   ------------------ ------------
                                               amounts in thousands

Revenue                              $ 176,265        (24,674)        151,591

Operating, selling, general and
     administrative expenses          (142,321)        24,317        (118,004)

Stock compensation                      (4,489)           128          (4,361)

Depreciation and amortization           (8,936)         6,905          (2,031)
                                     ---------      ---------       ---------

     Operating income                $  20,519          6,676          27,195
                                     =========      =========       =========



                                       Three months ended September 30, 1997
                                    --------------------------------------------
                                                      Effect of
                                                    acquisitions
                                    Historical    and dispositions   As adjusted
                                    ----------   ------------------ ------------
                                               amounts in thousands
Revenue                              $ 124,505         (17,978)        106,527

Operating, selling, general and
     administrative expenses           (99,362)          6,893         (92,469)

Stock compensation                      (7,406)            581          (6,825)

Depreciation and amortization           (4,988)          3,140          (1,848)
                                     ---------       ---------       ---------

     Operating income                $  12,749          (7,364)          5,385
                                     =========       =========       =========

                                        Nine months ended September 30, 1998
                                    --------------------------------------------
                                                      Effect of
                                                    acquisitions
                                    Historical    and dispositions   As adjusted
                                    ----------   ------------------ ------------
                                               amounts in thousands
Revenue                             $  497,960        (287,468)        210,492

Operating, selling, general and
     administrative expenses          (414,741)        277,489        (137,252)

Stock compensation                     (18,518)            369         (18,149)

Depreciation and amortization          (24,784)         19,410          (5,374)
                                    ----------        --------        --------

     Operating income               $   39,917           9,800          49,717
                                    ==========        ========        ========


                                        Nine months ended September 30, 1997
                                    --------------------------------------------
                                                      Effect of
                                                    acquisitions
                                    Historical    and dispositions   As adjusted
                                    ----------   ------------------ ------------
                                               amounts in thousands

Revenue                             $  243,536         (83,423)         160,113

Operating, selling, general and
     administrative expenses          (177,657)         72,519         (105,138)

Stock compensation                     (11,982)            581          (11,401)

Depreciation and amortization           (6,486)          3,583           (2,903)
                                    ----------       ---------         --------

     Operating income               $   47,411          (6,740)          40,671
                                    ==========       =========         ========

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 42% or $45 million for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. The increase is primarily attributable to higher revenue from the distribution of Encore services to cable operators, including TCI Group. In connection with the formation of Encore Media Group, TCI Group entered into the EMG Affiliation Agreement pursuant to which TCI Group pays monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. During the three months ended September 30, 1998, revenue from Encore services distributed to TCI Group increased due to the EMG Affiliation Agreement, when compared to the three months ended September 30, 1997. Additionally, Netlink had increased revenue during the third quarter of 1998 compared to the same period in 1997 of approximately $1 million, primarily due to increased rates as a result of increased copyright fees.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, increased 28% or $26 million for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Operating, selling, general and administrative expenses related to Encore services increased by $22 million during the third quarter of 1998 compared to the third quarter of 1997 primarily due to a $14 million increase in first run program license fees, $1 million increase in music rights costs and $1 million due to increased transponder costs from the acquisition of an additional transponder. The remainder of the increase from Encore Services is due to a $6 million increase in marketing support costs. Operating, selling, general and administrative expenses at Netlink increased by approximately $2 million which is primarily attributable to an increase in the copyright fee rate from approximately $.06 per subscriber to $.27 per subscriber. Additionally, Liberty Media Group incurred start up costs of approximately $1 million during the second quarter of 1998 for a new package of Spanish language channels (the "Spanish Plex").

         Revenue from TCI Music contributed $22 million and $10 million to revenue from Entertainment and Information Programming Services for the quarter ended September 30, 1998 and 1997, respectively. Operating, selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 included $22 million and $5 million, respectively, from the operations of TCI Music, As discussed above, operations for TCI Music were not included in the combined financial results of Liberty Media Group prior to the date of the DMX Merger. Additionally, revenue from ICCP contributed $2 million to revenue for the three months ended September 30, 1998. Operating, selling, general and administrative expenses for Entertainment and Information Programming Services for the quarter ended September 30, 1998 included $3 million from the operations of ICCP. Operations for ICCP were not included in the combined financial results of Liberty Media Group for the nine months ended September 30, 1997.

         Excluding the effect of acquisitions and dispositions, revenue from Entertainment and Information Programming Services increased 31% or $50 million during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase is primarily attributable to higher subscription revenue from the distribution of Encore services to cable operators, including TCI Group. Additionally, Netlink had increased revenue during the first nine months of 1998 compared to the same period in 1997 of approximately $5 million primarily due to increased rates as a result of increased copyright fees.

         Operating, selling, general and administrative expenses from Entertainment and Information Programming Services, as adjusted for the effect of acquisitions and dispositions, increased 31% or $32 million for the nine months ended September 30, 1998 compared to the same period of 1997. Increased first run program license fees related to the Encore services accounted for $16 million of the increase. Additionally, operating, selling, general and administrative costs for the Encore services increased by $3 million due to increased music rights costs and $3 million due to increased marketing support costs. Operating, selling, general and administrative expenses at Netlink increased $7 million for the nine months ended September 30, 1998 compared to 1997 primarily due to the increase in the copyright fee rate. Additionally, Liberty Media Group incurred start up costs of approximately $2 million during the nine months ended September 30, 1998 for the Spanish Plex.

         The increase in stock compensation of Entertainment and Information Programming Services for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 is due to an increase in Encore Media Group's stock compensation. See note 10 to the accompanying combined financial statements of Liberty Media Group.

         Revenue from TCI Music contributed $63 million and $10 million to revenue from Entertainment and Information Programming Services for the nine months ended September 30, 1998 and 1997, respectively. Additionally, revenue from STARZ! contributed $218 million and $50 million for the nine month periods in 1998 and 1997, respectively, and ICCP contributed $7 million to revenue for the nine months ended September 30, 1998. As discussed above, the operations for STARZ! were not included in the combined financial results of Liberty Media Group for the six months ended June 30, 1997. Operating, selling, general and administrative expenses for Entertainment and Information Programming Services for the nine months ended September 30, 1998 and 1997 included $59 million and $5 million, respectively, from the operations of TCI Music and $208 million and $62 million, respectively, from the operations of STARZ!. Operating, selling, general and administrative expenses for the nine months ended September 30, 1998 included $10 million from the operations of ICCP.

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

         Other Income and Expense

         Interest expense was $42 million and $8 million during the nine months ended September 30, 1998 and 1997, respectively. Increased interest expense is directly related to increased outstanding debt at Encore Media Group, TCI Music, CCC and LMC Capital as well as an increase in interest-bearing amounts due to TCI Group during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

         Dividend and interest income was $41 million and $34 million during the nine months ended September 30, 1998 and 1997, respectively. Such amounts are primarily comprised of dividends received on the FKW Preferred Stock and the Time Warner Exchange Stock.

         Liberty Media Group's share of losses of affiliates for the quarters ended September 30, 1998 and 1997 was $32 million and $8 million, respectively. Liberty Media Group's share of losses of affiliates was $103 million for the nine months ended September 30, 1998 compared to earnings of $5 million for the corresponding period in 1997.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in Discovery decreased $4 million and $23 million during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. While Discovery's revenue increased by 32% and 27% during the third quarter and nine months of 1998, respectively, its earnings before interest, taxes, depreciation and amortization decreased by 70% and 44%, principally because of costs associated with launching new digital services, continuing investments in the retail business as well as new joint ventures including the joint venture with the British Broadcasting Corporation. Interest expense for Discovery was 98% and 113% higher in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997 mainly due to increased debt caused by significant cash payments made to distributors in support of the launch of "Animal Planet" and its new digital services.

         Liberty Media Group's share of earnings of affiliates attributable to its interest in QVC increased approximately $11 million and $20 million during the quarter and nine months ended September 30, 1998, respectively, compared to the same period in 1997. QVC's revenue increased by 17% and 15% for the quarter and nine months ended September 30, 1998, respectively, contributing to a 34% and 26% increase in earnings before interest, taxes, depreciation and amortization over the corresponding periods in 1997. In the aggregate, interest expense, interest income, taxes, depreciation and amortization for QVC increased by 1% and 8% for the third quarter and first nine months of 1998, respectively, resulting in a 181% and 106% increase in net income for QVC for the quarter and nine months ended September 30, 1998, respectively, compared to the quarter and nine months ended September 30, 1997.

         The share of losses of Fox Sports was responsible for approximately $76 million of the decrease in share of earnings of affiliates for the first nine months of 1998 compared to 1997. Prior to the first quarter of 1998, Liberty Media Group had no obligation, nor intention, to fund Fox Sports. During 1998, Liberty Media Group made the determination to provide funding to Fox Sports based on specific transactions consummated by Fox Sports. Consequently, Liberty Media Group's share of losses of Fox Sports for the nine months ended September 30, 1998 includes previously unrecognized losses of Fox Sports of approximately $64 million. Losses for Fox Sports were not recognized in prior periods due to the fact that Liberty Media Group's investment in Fox Sports was less than zero.

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

         Effective February 1, 1998, Turner-Vision, Inc. contributed the assets, obligations and operations of its retail C-band Satellite business to SNG in exchange for an approximate 20% interest in SNG. As a result of this transaction, Liberty Media Group's ownership interest in SNG decreased from 50% to approximately 40%. In connection with such dilution, Liberty Media Group recognized a $23 million gain (before deducting deferred income tax expense of $9 million). See note 5 to the accompanying combined financial statements of Liberty Media Group.

         On August 1, 1997, Liberty IFE Inc., a wholly owned subsidiary of Liberty Media Group which holds the Class C Stock and the Convertible Notes, contributed its Class C Stock and Convertible Notes to FKW in exchange for the FKW Preferred Stock. As a result of the exchange, Liberty Media Group recognized a pre-tax gain of approximately $304 million.

         TCI VENTURES GROUP

         The following table sets forth certain financial information for the TCI Ventures Group and the businesses attributed to it during the nine months ended September 30, 1998 and 1997:

                                               Nine months ended September 30,
                                           --------------------------------------
                                                   1998                1997
                                           -------------------   ----------------
                                                   dollar amounts in thousands
         Revenue:
             UVSG                          $  443,177       65%  $  376,882    50%
             NDTC (1)                          76,080       11       69,750      9
             ETC                               63,222        9       65,245      9
             TINTA (2)                         43,557        6      206,621     27
             WTCI                              27,044        4       25,984      3
             @Home                             28,808        4        3,737      1
             Corporate and other                2,996        1        9,863      1
                                           ----------   ------   ----------  -----
                                           $  684,884      100%  $  758,082    100%
                                           ==========   ======   ==========  =====

         Operating, selling, general,
           administrative:
                UVSG                       $  350,428      59%   $  302,237     48%
                NDTC                           54,172        9       41,838      7
                ETC                            67,497       11       78,858     13
                TINTA (2)                      33,468        6      132,447     21
                WTCI                           19,908        3       17,058      3
                @Home                          55,004        9       34,804      6
                Corporate and other            15,880        3       15,862      2
                                           ----------   ------   ----------  -----
                                           $  596,357     100%   $  623,104    100%
                                           ==========   ======   ==========  =====
         Depreciation, amortization,
           other non-cash charges,
           stock compensation and
           year 2000 costs:
                UVSG                       $   44,850      14%   $   26,839     13%
                NDTC                           28,862        9       23,204     11
                ETC                             4,921        1        4,663      2
                TINTA (2)                      21,179        7       56,950     28
                WTCI                            9,126        3        6,416      3
                @Home                          93,082       30        5,311      3
                Corporate and other (3)       112,866       36       83,465     40
                                           ----------   ------   ----------  -----
                                           $  314,886     100%   $  206,848    100%
                                           ==========   ======   ==========  =====
         Operating income (loss):
                UVSG                       $   47,899       (4)  $   47,806     (4)
                NDTC                           (6,954)                4,708
                ETC                            (9,196)              (18,276)
                TINTA (2)                     (11,090)               17,224
                WTCI                           (1,990)                2,510
                @Home                        (119,278)              (36,378)
                Corporate and other (3)      (125,750)              (89,464)
                                           ----------            ----------
                                           $ (226,359)           $  (71,870)
                                           ==========            ==========

-----------------------

         (1) A significant number of NDTC's major customers are affiliates of TCI, and NDTC derives a substantial portion of its revenue from such affiliated companies. For the nine months ended September 30, 1998 and 1997 revenue from services provided to TCI and its consolidated subsidiaries accounted for 35% and 38%, respectively, of NDTC's total revenue.

         (2) As described in note 7 to the accompanying combined financial statements of TCI Ventures Group, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. As a result, effective October 1, 1997, TINTA's results of operations no longer include Cablevision's results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Cablevision that were included in TINTA's results of operations for the nine months ended September 30, 1997 (amounts in thousands):



                         Revenue                           $ 173,517
                         Operating costs and expenses       (105,351)
                         Depreciation and amortization       (40,882)
                                                           ---------

                         Operating income                  $  27,284
                                                           =========


         (3) Amount includes stock compensation expense of $109.9 million and $61.3 million for the nine months ended September 30, 1998 and 1997, respectively.

         (4)      Not meaningful.

         On September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary's cable television systems represent $35.9 million of TCI Ventures Group's revenue for the nine months ended September 30, 1998. The Puerto Rico Subsidiary has property and business interruption insurance aggregating $15 million that is subject to a deductible of $1 million. The Puerto Rico Subsidiary has submitted a property damage claim to its insurance carrier for approximately $12 million which represents the estimated replacement cost of its damaged property. As a result of the damage caused by Hurricane Georges, the Puerto Rico Subsidiary, at September 30, 1998, recorded an impairment by reducing the net book value of the damaged property and equipment by $8.3 million and recorded a receivable in the same amount for a portion of the estimated proceeds under its property insurance coverage. Subsequent to September 30, 1998, the Puerto Rico Subsidiary received a $2 million advance on its insurance coverage from the insurance carrier. TCI Ventures Group has applied $1 million of such advance to property losses and $1 million to business interruption losses. The balance of the receivable is deemed probable of collection.

         Although there can be no assurance, the Puerto Rico Subsidiary currently estimates that 85% of its cable distribution systems and related support equipment will be restored by the end of 1998 and fully restored by the end of the first quarter of 1999. In addition to property damage caused by Hurricane Georges, the Puerto Rico Subsidiary will also suffer a loss in revenue from its pre-hurricane customers. As of September 30, 1998, approximately 23% of the Puerto Rico Subsidiary's pre-hurricane basic customers were receiving cable television services. Although there can be no assurance, the Puerto Rico Subsidiary estimates that it will regain 80% and 100% of its pre-hurricane customer base by December 31, 1998 and June 30, 1999, respectively. The loss of revenue from September 21, 1998 through December 31, 1998 has been preliminarily estimated at $7 million, of which $1 million relates to the period from September 21, 1998 through September 30, 1998. In addition, the estimated loss of revenue for the first quarter of 1999 is approximately $3 million. The Puerto Rico Subsidiary's business interruption insurance will cover the first $3 million in lost revenue. The Puerto Rico Subsidiary currently estimates that lost revenue of approximately $7 million will not be covered under its business interruption insurance. However, no assurance can be given that the Puerto Rico Subsidiary will not incur losses in excess of current estimates. In addition, all insurance claims are subject to approval by the Puerto Rico Subsidiary's insurance carrier. Accordingly, no assurance can be given that amounts claimed under the Puerto Rico Subsidiary's insurance coverage will be paid in their entirety.

         Revenue

         Revenue decreased by $10.2 million or 4% and $73.2 million or 10% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are largely attributable to TINTA's deconsolidation of Cablevision which was partially offset by increased revenue of UVSG.

         Revenue from UVSG increased $27.7 million or 22% and $66.3 million or 18% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to Turner Vision's retail C-band operations which were combined with SNG effective February 1, 1998.

         Operating Costs and Expenses

         Operating costs and expenses, excluding depreciation, amortization, stock compensation, other non-cash charges and year 2000 costs decreased by $7.6 million or 4% and $26.7 million or 4% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are attributable to TINTA's deconsolidation of Cablevision which was partially offset by increased costs attributable to UVSG.

         Operating costs and expenses, excluding depreciation, amortization, stock compensation and other non-cash charges from UVSG increased $18.7 million or 19% and $48.2 million or 16% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to Turner Vision's retail C-band operations which were combined with SNG effective February 1, 1998.

         Certain TCI corporate general and administrative costs are charged to the TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. During the three months ended September 30, 1998 and 1997, TCI Ventures Group was allocated $1.9 million and $2.2 million, respectively, in corporate general and administrative costs by TCI Group. During the nine months ended September 30, 1998 and 1997, TCI Ventures Group was allocated $8.2 million and $6.6 million, respectively, in corporate general and administrative costs by TCI Group.

         During the first quarter of 1998, @Home recorded non-cash costs of distribution agreements of $83.3 million based on the fair value of 2,705,514 shares of @Home's Series A common stock which were underlying certain warrants which became exercisable during the period. For additional information concerning such warrants, see note 12 to the accompanying combined financial statements of TCI Ventures Group.

         Stock compensation expense increased (decreased) $(60.2 million) and $53.7 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such amounts represent changes in TCI Ventures Group's stock compensation liability. TCI Ventures Group records stock compensation expense relating to Awards granted by
(i) TCI to certain TCI employees and/or directors who are involved with the TCI Ventures Group and (ii) TINTA, UVSG, and @Home to employees and/or directors of such entities. Stock compensation with respect to Awards granted by TCI includes amounts related to TCI common stock and to common stock of certain non-public subsidiaries of TCI and is allocated to TCI Ventures Group based on the Awards held by TCI employees and/or directors who are involved with TCI Ventures Group. Estimated compensation relating to stock appreciation rights has been recorded through September 30, 1998. Such estimate is subject to future adjustment based upon vesting and market value, and ultimately, on the final determination of market value when such rights are exercised. See note 16 to the accompanying combined financial statements of TCI Ventures Group.

         The $15.3 million or 29% and $29.4 million or 21% decreases in depreciation and amortization expense during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods, are primarily the result of the net effects of the deconsolidation of Cablevision and increases in depreciation and amortization attributable to UVSG. Depreciation and amortization attributable to UVSG increased in 1998 as a result of amortization of goodwill resulting from (i) TCI's acquisition of UVSG common stock from a minority shareholder of UVSG and (ii) UVSG's Turner Vision acquisition.

         Other Income and Expense

         The TCI Ventures Group's share of losses from its investment in the PCS Ventures increased $39.6 million and $206.0 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. The increases in the share of losses are attributed primarily to increases in (i) selling, general and administrative costs associated with Sprint Spectrum's efforts to increase its customer base,
(ii) depreciation expense resulting from capital expenditures made to expand its PCS network and (iii) interest expense associated with higher amounts of outstanding debt. It is expected that Sprint PCS will continue to incur significant operating losses and significant negative cash flow from operating activities during the next several years while it continues to expand its PCS network and build its customer base. Sprint PCS's operating profitability will depend upon many factors, including, among others, its ability to (i) market its products and services successfully, (ii) achieve its projected market penetration, (iii) manage customer turnover rates effectively and (iv) price its products and services competitively. There can be no assurance that Sprint PCS will achieve or sustain operating profitability or positive cash flow from operating activities in the future. If Sprint PCS does not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, it may not be able to meet its debt service requirements.

         The TCI Ventures Group's share of Telewest's net losses decreased $11.5 million and $21.3 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to the net effects of (i) changes in foreign currency transaction losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into U.K. pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience foreign currency transaction gains (losses) of (i) $20.9 million and $(14.5 million) during the three months ended September 30, 1998 and 1997, respectively, and (ii) $18.5 million and $(54.5 million) during the nine months ended September 30, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The TCI Ventures Group's share of losses from Cablevision was $6.8 million and $14.4 million for the three and nine month periods ended September 30, 1998, respectively.

         TCI Ventures Group's share of losses from the Other Affiliates remained relatively constant during the three and nine month periods ended September 30, 1998, as compared to the corresponding prior year periods. Increased losses of MultiThematiques, Liberty/TINTA and BIP Poland were partially offset by a decrease in TCG's share of losses. As described below, on July 23, 1998, a merger in which TCG agreed to be acquired by AT&T was consummated. As a result of such merger, TCI Ventures Group received in exchange for its 26% interest in TCG, shares of AT&T Common Stock. TCI Ventures Group accounts for its ownership interest in AT&T Common Stock as an available-for-sale security. TCI Ventures Group expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information, see note 8 to the accompanying combined financial statements of TCI Ventures Group.

         Interest expense increased (decreased) $3.0 million and $(2.9 million) during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily the result of the net effects of increased borrowings during the second and third quarters of 1998, the October 1997 deconsolidation of Cablevision and the January 1998 assignment of certain capital lease obligations to TCI Group.

         Dividend and interest income increased $16.7 million and $15.4 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily the result of dividends received on TCI Ventures Group's investment in AT&T Common Stock.

         During the nine months ended September 30, 1998 and 1997, TCI Ventures Group recognized $2.3 billion and $104.8 million, respectively, in gains from the disposition of assets. The most significant of such gains are described below.

         On July 23, 1998, a merger in which TCG agreed to be acquired by AT&T was consummated. As a result of such merger, TCI Ventures Group received in exchange for its 26% interest in TCG, approximately 47 million shares of AT&T Common Stock. TCI Ventures Group recognized a gain of $2.3 billion (excluding related tax expense of $883 million) on such transaction based on the difference between the carrying value of TCI Ventures Group's interest in TCG and the fair value of the AT&T Common Stock received.

         On February 12, 1998, TCI Ventures Group sold its (i) 79% interest in New Jersey Fiber Technologies, L.P., (ii) 40% interest in NHT Partnership and
(iii) 50% interest in Louisville Lightwave for aggregate cash proceeds of $44.1 million. TCI Ventures Group recognized a gain of $28.6 million on such transactions.

         In July 1998, TCI and the other partner of Kansas City Fiber Network, L.P. ("KC Fiber") sold the assets of KC Fiber to TCG for cash proceeds of approximately $55 million. TCI Ventures Group held a 50% interest in KC Fiber. TCI Ventures Group received proceeds of $20.3 million and recognized a gain of $14.6 million in connection with such sale.

         On September 26, 1997, TINTA sold its interest in Sky Network Television New Zealand, Ltd. for cash proceeds of $53.0 million. TINTA recognized a gain on such sale of $58.4 million.

         In February 1997, TSX Corporation ("TSX"), an equity affiliate of the TCI Ventures Group, and Antec Corporation ("Antec") entered into a business combination with Antec being the surviving entity. In connection with this transaction, the TCI Ventures Group recognized a $29 million gain representing the difference between the fair value of the Antec shares received and the carrying value of its investment in TSX at the date of the transaction. The TCI Ventures Group accounts for its investment in Antec as an available-for-sale security.

         During the first quarter of 1998, UVSG recognized a gain of $14.7 million from the dilution of its interest in SNG. In addition, during the third quarter of 1998, TCI Ventures Group recognized a gain of $16.6 million from the dilution of its interest in @Home. For additional information regarding such transactions, see notes 11 and 12 to the accompanying combined financial statements of TCI Ventures Group.

         On April 22, 1998, TCG completed a merger transaction with ACC in which ACC shares were exchanged with shares of TCG. As a result of such merger transaction, TCI Ventures Group's interest in TCG was reduced to approximately 26%. In connection with the dilution of TCI Ventures Group's interest in TCG, TCI Ventures Group recorded a non-cash gain of $201.4 million (excluding related tax expense of $70.5 million). In addition, effective September 1, 1998, Telewest and General Cable consummated the General Cable Merger. As a result of the General Cable Merger, TINTA's ownership interest in Telewest was reduced to 22%. In connection with such dilution, TINTA recorded a non-cash gain of $58.0 million (excluding related tax expense of $20.3 million). For additional information regarding such transactions, see notes 5 and 8 to the accompanying combined financial statements of TCI Ventures Group.

         During 1997, TCG issued 4,857,083 shares of its Class A common stock for certain acquisitions. The total consideration paid by TCG through the issuance of common stock was approximately $93 million. As a result of such share issuances, TCI Ventures Group's ownership interest in TCG was reduced to approximately 30%. Accordingly, TCI Ventures Group recognized a gain of $21 million (excluding related tax expense of $8 million) as a result of such dilution.

         The minority interests' share of net losses increased (decreased) $(2.2 million) and $59.6 million during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. The increase for the nine month period is primarily attributable to certain non-cash charges recorded by @Home during the first quarter of 1998, as described above.

         Net Losses

         The TCI Ventures Group reported net earnings of $1,303.0 million and $994.1 million during the three and nine month periods ended September 30, 1998, respectively, as compared to net losses of $125.7 million and $314.9 million for the three and nine month periods ended September 30, 1997, respectively. Included in such amounts was the recognition of certain non-operating gains aggregating (i) $2,377.6 million and $136.1 million during the three months ended September 30, 1998 and 1997, respectively, and (ii) $2,635.6 million and $186.3 million during the nine months ended September 30, 1998 and 1997, respectively. With the exception of UVSG, WTCI and the Puerto Rico Subsidiary, the entities included in the TCI Ventures Group's combined financial statements generally have sustained losses since their respective inception dates. Any improvements in such entities' results of operations are largely dependent upon the ability of such entities to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such improvements will occur.

         MATERIAL CHANGES IN FINANCIAL CONDITION

         TCI GROUP

         On March 4, 1998, TCI Group contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (as adjusted for a two-for-one stock split) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCI Group to external parties and $95 million of debt owed to TCI Group. TCI Group has also entered into letters of intent with CSC which provide for TCI Group to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to
(i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCI Group's debt. The ability of TCI Group to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. For additional information concerning the CSC Transaction, see note 5 to the accompanying combined financial statements of TCI Group.

         In addition to the CSC Transaction, TCI also completed, during the first nine months of 1998, six transactions whereby TCI Group contributed cable television systems serving in the aggregate approximately 1,224,000 customers to six separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCI Group to external parties aggregating $323 million and intercompany debt owed to TCI Group aggregating $1,533 million. TCI Group has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, TCI Group has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, TCI Group has recorded deferred gains aggregating $163 million and recognized net gains aggregating $263 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as TCI Group's contingent commitments are eliminated. TCI Group uses the equity method of accounting to account for its investments in CSC and the 1998 Joint Ventures. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCI Group, as of September 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.9 million basic customers to joint ventures in which TCI Group will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, the Contributed Cable Systems will no longer be included in TCI Group's combined financial statements. Accordingly it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCI Group's debt of $4.8 billion and aggregate estimated reductions (based on 1997 amounts) to TCI Group's annual revenue and annual operating income before depreciation, amortization, other non-cash items and stock compensation of $1.8 billion and $815 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         During the nine months ended September 30, 1998, pursuant to a stock repurchase program approved by the Board, TCI Group repurchased 66,041 shares of TCI Group Series A Stock at an aggregate cost of $2 million.

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

         During the fourth quarter of 1997, TCI Group entered into an Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI Group has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI Group has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI Group is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market value of the Equity Swap Shares is less than the Counterparty's cost, TCI Group, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI Group is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI Group's ability to issue shares to settle periodic price fluctuations and fees under the Equity Swap Facility, TCI Group records all amounts received or paid under this arrangement as increases or decreases, respectively, to equity. As of September 30, 1998, the Equity Swap Facility had acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $49 million less than the fair value of such Equity Swap Shares at September 30, 1998. The costs and benefits associated with the TCI Group Series A Stock held by the Equity Swap Facility are attributed to TCI Group.

         TCI Group's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation thereafter through 2022.

         In 1996, a subsidiary attributed to TCI Ventures Group (i) issued preferred stock in connection with a previous acquisition, which is convertible at the option of the holders into 1,084,056 of TCI Group Series A Common Stock beginning in April 1999 or sooner in the event of a change in control of TCI and (ii) acquired an option contract from TCI Group in exchange for a $14 million increase in the intercompany amount due to TCI Group. Such option contract provided TCI Ventures Group with the right to acquire 1,084,056 shares of TCI Group Series A Stock at a price equivalent to the fair value at the time of exercise less $14.625 per share. During September 1998, TCI Group assigned its obligation under the option contract to TCI Ventures Group. As a result of such assignment, TCI Group recorded a $16 million reduction in due from related parties and a corresponding adjustment of combined equity (deficit).

         On July 11, 1997, TCI Music merged with DMX. Simultaneously with the DMX Merger, substantially all of TCI's controlling ownership interest in TCI Music was transferred from TCI Group to Liberty Media Group in exchange for an $80 million promissory note and an agreement to reimburse TCI for any amounts required to be paid by TCI pursuant to its contingent obligation under a Rights Agreement (the "Rights Agreement") to purchase up to 14,896,648 shares (6,812,393 of which were owned by subsidiaries of TCI) of TCI Music common stock at a price of $8.00 per share. Prior to the July 1998 expiration of the rights under the Rights Agreement, TCI was notified of the tender of 7,602,483 shares and associated rights. On August 27, 1998, Liberty Media Group paid $61 million to satisfy TCI's obligation to purchase such tendered shares, including $22 million paid to acquire shares that were tendered by a majority-owned subsidiary of TCI that is attributed to TCI Ventures Group. The Music Note may be reduced by the payment of cash or the issuance by TCI of shares of Liberty Group Stock for the benefit of entities attributed to TCI Group. Additionally, Liberty Media Group may elect to pay $50 million of the Music Note by delivery of a Stock Appreciation Rights Agreement that will give TCI Group the right to receive 20% of the appreciation in value of Liberty Media Group's investment in TCI Music, to be determined at July 11, 2002.

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

         At September 30, 1998, TCI Group had approximately $2.1 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although TCI Group was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to TCI Group's continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 8 to the accompanying combined financial statements of TCI Group for additional information regarding TCI Group's debt.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, other non-cash items, year 2000 costs, AT&T merger costs and stock compensation) ($1,889 million and $2,035 million during the nine months ended September 30, 1998 and 1997, respectively) to interest expense ($736 million and $843 million during the nine months ended September 30, 1998 and 1997, respectively), is determined by reference to the combined statements of operations. TCI Group's interest coverage ratio was 257% and 241% during the nine months ended September 30, 1998 and 1997, respectively. Management of TCI Group believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, TCI Group's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that TCI Group will be able to achieve such objective. In the event TCI Group is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of TCI Group to obtain additional financing (including the available lines of credit and access to public debt markets), issuances and sales of TCI's equity or equity of its subsidiaries, attributable to TCI Group, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See TCI Group's combined statements of cash flows included in the accompanying combined financial statements.

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

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying combined statements of cash flows. Net cash provided by operating activities ($793 million and $1,047 million during the nine months ended September 30, 1998 and 1997, respectively) generally reflects net cash from the operations of TCI Group available for TCI Group's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCI Group for property and equipment was $1,017 million, $273 million and $538 million during the nine months ended September 30, 1998 and 1997, and the year ended December 31, 1997, respectively. In light of TCI Group's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCI Group anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCI Group estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCI Group expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCI Group cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         TCI Group's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $353 million and $34 million at September 30, 1998 and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.


                                     1-182

         TCI Group has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $191 million at September 30, 1998. With respect to TCI Group's guarantees of $166 million of such obligations, TCI Group has been indemnified for any loss, claim or liability that TCI Group may incur, by reason of such guarantees. As described in note 7 to the accompanying combined financial statements of TCI Group, TCI Group also has provided certain credit enhancements with respect to the 1998 Joint Ventures. TCI Group also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCI Group believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCI Group.

         TCI Group has provided a revolving loan facility to TCI Ventures Group for a five-year period commencing on September 10, 1997. Such facility permits aggregate outstanding borrowings at any one time of up to $500 million (subject to reduction as provided below), which borrowings bear interest at a rate per annum equal to The Bank of New York's prime rate (as in effect from time to time) plus 1% per annum, payable quarterly. A commitment fee equal to 3/8% per annum of the average unborrowed availability under the Ventures Intergroup Credit Facility is payable by TCI Ventures Group to TCI Group on a quarterly basis. Such commitment fee was $1 million for the nine months ended September 30, 1998. Borrowings outstanding pursuant to the Ventures Intergroup Credit Facility were $37 million at September 30, 1998.

         TCI Group is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCI Group is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specific number of customers.

         TCI Group is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCI Group is obligated at September 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCI Group is obligated at September 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $412 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCI Group is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1998, the amount of such obligations or guarantees was approximately $273 million. The future obligations of TCI Group with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, NDTC, on behalf of TCI Group and other cable operators that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying combined financial statements of TCI Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On June 30, 1998, TCI Group entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCI Group agreed to sell to, and lease back from, the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $200 million. The initial term of the Lease is two years, and it provides for renewal, at TCI Group's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCI Group is required to either (i) purchase the equipment at the Termination Value (as defined in the Lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of September 30, 1998, TCI Group has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $109 million. Current annual lease payments with respect to such leased equipment are $16 million. TCI Group has treated the Lease as an operating lease in the accompanying combined financial statements.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCI Group may enter into Interest Rate Swaps pursuant to which it
(i) pays fixed interest rates and receives variable interest rates and (ii) pays variable interest rates and receives fixed interest rates. During the nine months ended September 30, 1998 and 1997, TCI Group's net payments pursuant to the Fixed Rate Agreements were less than $1 million for each period; and TCI Group's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. At September 30, 1998, all of TCI Group's Fixed Rate Agreements had expired. At September 30, 1998, TCI Group would be entitled to receive $78 million upon termination of the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, TCI Group entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (5.8% at September 30, 1998) and receives a variable rate based on CMT (4.7% at September 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.7% at September 30, 1998) and receives a variable rate based on CMT (4.8% at September 30, 1998) on notional amounts of $95 million through February 2000. During the nine months ended September 30, 1998, TCI Group's net payments pursuant to such agreements were $1 million. At September 30, 1998, TCI Group would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         TCI Group is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCI Group does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of September 30, 1998, TCI Group does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 8 to the accompanying combined financial statements for additional information regarding Interest Rate Swaps.

         At September 30, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCI Group had $7,081 million (or 58%) of fixed rate debt and $5,169 million (or 42%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCI Group expects that it would experience an increase in interest expense.

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

         On January 12, 1998, TCI acquired from a minority stockholder of UVSG
24.8 million shares of UVSG Class A common stock (as adjusted for a two-for-one stock split) in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 74%, of which 17% is attributed to Liberty Media Group.

         In February 1998, TCI, Liberty Media Group and UVSG announced their agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in SNG and its 100% interest in certain businesses conducted by Netlink USA ("Netlink") (the "Netlink Business") in exchange for 12.8 million shares of UVSG's common stock (as adjusted for a two-for-one stock split). Consummation of such transaction is subject to UVSG stockholder approval and certain regulatory approvals.

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

         As of September 30, 1998, Liberty Media Group holds approximately 57 million shares of the TW Exchange Stock. During the nine months ended September 30, 1998, the unrealized appreciation, net of taxes, of the fair value of such shares of TW Exchange Stock was $882 million based upon the market value of the common stock into which the TW Exchange Stock is convertible. Holders of TW Exchange Stock are entitled to receive dividends ratably with Time Warner common stock. Liberty Media Group received approximately $15 million and $14 million in cash dividends for the first nine months of 1998 and 1997, respectively. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently that Liberty Media Group will receive dividends on the TW Exchange Stock it holds. However, there can be no assurance that such dividends will continue to be paid.

         Liberty Media Group received approximately $23 million and $5 million in cash dividends on a 30 year non-convertible 9% preferred stock, with a stated value of $345 million, during the nine months ended September 30, 1998 and 1997, respectively.

         Liberty Media Group has a revolving line of credit which provides for borrowings of up to $500 million and another which provides up to $640 million. Borrowings of $432 million and $620 million, respectively, were outstanding at September 30, 1998. Certain assets of Liberty Media Group serve as collateral for borrowings under these two bank credit facilities. Encore Media Group has a $525 million senior, secured facility. The credit agreement for the EMG Senior Facility contains certain provisions which limit Encore Media Group as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, Encore Media Group must maintain certain specified financial ratios. Borrowings of $300 million were outstanding on the EMG Senior Facility at September 30, 1998. TCI Music has a revolving loan agreement which provides for borrowings of up to $100 million. Borrowings of $89 million were outstanding at September 30, 1998. Additionally, Liberty Media Group is a party to an $800 million credit facility. Liberty Media Group and TCI Ventures Group are jointly and severally responsible for the borrowings under such facility. The outstanding borrowings of $70 million were attributed to TCI Ventures Group at September 30, 1998. See note 8 to the accompanying combined financial statements of Liberty Media Group.

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

         Including rights exercised by a subsidiary of TCI that is not a member of Liberty Media Group, the obligation under the Rights Agreement was paid by Liberty Media Group in August of 1998. Such payment aggregated $61 million. See note 9 to the accompanying combined financial statements of Liberty Media Group.

         Various partnerships and other affiliates of Liberty Media Group accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         As of September 30, 1998, Liberty Media Group was not exposed to material near-term losses in future earnings, fair values, or cash flows resulting from derivative financial instruments.

         Liberty Media Group intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 1998, Encore Media Group's future minimum obligation related to certain film licensing agreements was $703 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Liberty Media Group will obtain such financing. If additional financing cannot be obtained, Liberty Media Group could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty Media Group. Further, Liberty Media Group and/or TCI could attempt to sell equity securities, however, there can be no certainty that such a sale could be accomplished on acceptable terms.

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

         On June 30, 1998, Liberty Media Group contributed $300 million in cash to USANi LLC in exchange for an aggregate of 15 million LLC Shares. Liberty Media Group's cash purchase price was increased at an annual interest rate of 7.5% beginning from the date of the closing of the Universal Transaction through the date of Liberty Media Group's purchase of such securities. Subject to certain restrictions, each LLC Share issued or to be issued to Liberty Media Group is exchangeable for one share of USAI's Common Stock pursuant to the LLC Exchange Agreement.

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

         During the nine months ended September 30, 1998, pursuant to the stock repurchase program, 766,783 shares of Liberty Group Stock were repurchased at an aggregate cost of approximately $26 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         On July 13, 1998, Liberty Media Group announced that it had made a proposal to TINTA concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of TINTA not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Liberty Group Series A Stock for each share of Tele-Communications International, Inc. Series A Common Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, has been approved by TINTA's board of directors. The merger agreement provides that if the .58 exchange ratio would yield a value to TINTA stockholders (other than TCI Ventures Group) of less than $22.00 per TINTA share, then TCI would be required to either increase the exchange ratio to an amount that would yield a value of $22.00 per share or terminate the merger agreement. Consummation of the merger, which is expected to occur in November 1998, is subject to customary closing conditions. No assurance can be given that the merger will be consummated.

         TCI VENTURES GROUP

         The following table sets forth total assets and debt and capital lease obligations for the TCI Ventures Group and each of the businesses attributed to it:

                                                      September 30,
                                                          1998
                                                   --------------------
                                                   amounts in thousands
               Total assets
                 TCI Telephony                         $3,017,860
                 TINTA                                  1,657,563
                 @Home                                    266,596
                 UVSG                                     672,815
                 NDTC                                     350,275
                 ETC                                       81,006
                 WTCI                                      79,370
                 Other                                    469,324
                                                       ----------
                                                       $6,594,809
                                                       ==========
               Debt and capital lease obligations (1)
                 Corporate and other                   $  511,581
                 TINTA (2)                                501,026
                 NDTC                                     148,113
                 UVSG                                      17,838
                 @Home                                     25,696
                                                       ----------
                                                       $1,204,254
                                                       ==========


      (1) For additional information concerning the terms of TCI Ventures Group's debt, see note 13 to the accompanying combined financial statements of the TCI Ventures Group.

      (2)   Excludes amounts due to TCI Ventures Group of $145.0 million.

         The TCI Ventures Group's combined operating activities provided (used) cash of $(46.0 million) and $133.0 million during the nine months ended September 30, 1998 and 1997, respectively. As discussed above, effective October 1, 1997, Cablevision's cash flows are no longer included in the TCI Ventures Group's combined statements of cash flows. Cablevision's operating activities provided cash of $40.0 million during the nine months ended September 30, 1997. At September 30, 1998, @Home and UVSG held cash and cash equivalents of $203.7 million and $104.8 million, respectively. The cash balances of such entities are generally intended to be applied towards the respective liquidity requirements of such entities. It is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to other members of the TCI Ventures Group.

         During the nine months ended September 30, 1998 and 1997, cash used by TCI Ventures Group's investing activities aggregated $383.7 million and $293.8 million, respectively. The 1998 amount includes cash proceeds of $125.0 million received upon the disposition of assets. Additionally, the 1998 and 1997 amounts include $397.7 million and $364.8 million, respectively, that were used by the TCI Ventures Group to fund investments in, and loans to, affiliates. For additional information concerning the TCI Ventures Group's cash flows, see the combined statements of cash flows included in the accompanying combined financial statements of TCI Ventures Group.

         Substantially all of the entities the ownership of which, or the investment in which, has been attributed to the TCI Ventures Group will require significant additional capital in order to develop their respective businesses and assets, to fund future operating losses and to fund future growth. In certain cases, the TCI Ventures Group has contractual commitments pursuant to which (subject to certain conditions) it may be required to make significant additional capital contributions to the entities in which it has investments. TINTA and its consolidated subsidiaries also have commitments under various partnership and other funding agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. There can be no assurance that any of the TCI Ventures Group's entities will be successful in generating sufficient cash flow from operating activities or raising debt or equity capital in sufficient amounts or on terms acceptable to them to be able to meet their respective capital requirements. There is also no assurance that the anticipated capital requirements of TCI Ventures Group's entities and/or affiliates will not significantly increase due to changing circumstances, such as unanticipated opportunities, technological or marketing hurdles, unanticipated expenses, and the like. The failure to generate sufficient cash flow from operating activities or to raise sufficient funds may require such entity to delay or abandon some or all of its development and expansion plans or in certain instances, could result in the failure to meet certain regulatory requirements, any and all of which could have a material adverse effect on such entity's growth, its ability to compete in its industry and its ability to service its debt.

         The ability of one of the TCI Ventures Group entities to fund the cash flow deficits of other TCI Ventures Group entities is limited not only by the structural separation of such businesses in separate corporations and partnerships, but also by the presence of other investors, both debt and equity, in many of the TCI Ventures Group entities. In addition, TINTA and certain of the other TCI Ventures Group entities, such as Sprint PCS, are holding companies, the assets of which consist solely or primarily of investments in their subsidiaries and affiliates. As such, the ability of such holding companies to meet their respective financial obligations and their funding and other commitments to their respective subsidiaries and affiliates, is dependent upon external financing and/or of dividends, loans or other payments from their respective subsidiaries and affiliates, or repayment of loans and advances from such holding companies. Accordingly, such holding companies' ability to meet their respective liquidity requirements, including debt service, is limited as a result of their dependence upon external financing and funds received from their respective subsidiaries and affiliates. The payment of dividends or the making of loans or advances to such holding companies by their respective subsidiaries and affiliates may be subject, among other things, to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations.

         From inception through September 1998, the Sprint PCS partners have contributed $4.6 billion to Sprint PCS (of which TCI Telephony contributed an aggregate of $1.4 billion). Sprint PCS's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint PCS's capital requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from the Sprint PCS Partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to Sprint PCS or the Sprint PCS Partners and within the limitations contained in the agreements governing Sprint PCS's existing debt.

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

         In May 1998 the Sprint PCS partners entered into a series of agreements pursuant to which TCI Telephony, Comcast and Cox would exchange their respective interests in Sprint PCS and PhillieCo for shares of a new class of tracking stock of Sprint which would track the performance of Sprint's newly created PCS Group (which would initially consist of Sprint PCS, PhillieCo and certain PCS licenses which are separately owned by Sprint). The consummation of such transactions is subject to a number of conditions, including the approval of such transactions by the stockholders of Sprint. If such transactions are consummated, TCI Telephony will initially hold shares of Sprint PCS Group stock (as well as certain additional securities of Sprint exercisable for or convertible into such securities) representing approximately 24% of the equity value of Sprint attributable to the PCS Group, subject to further dilution as a result of additional expected issuances of shares of Sprint PCS stock (including in connection with a proposed initial public offering of shares of Sprint PCS stock that may be consummated in connection with such transactions). In connection with the execution of such agreements, the Sprint PCS partners agreed to make up to $400 million in additional capital contributions (of which TCI Telephony's share is $120 million) to Sprint PCS pending the closing of such transactions. As of September 30, 1998, all of such additional capital contributions had been made to Sprint PCS. If the above-described transactions are consummated, the Company would begin to account for its investment in the Sprint PCS stock as an available-for-sale security. No assurance can be given that the above-described transactions will be consummated.

         Historically, the TCI Ventures Group's combined operating activities have not provided sufficient funds to meet all of the TCI Ventures Group's capital requirements. The TCI Ventures Group's ability to obtain sufficient capital resources to make its expected additional capital contributions to the Sprint PCS Partnerships and other entities in which it has investments are limited. WTCI and NDTC are the only wholly-owned subsidiaries attributed to the TCI Ventures Group that are operating companies and such entities are currently the TCI Ventures Group's only source of cash provided by operating activities. As a result, the TCI Ventures Group has limited ability to generate funds internally to fund capital requirements and limited cash flow from operating activities to support external financings. The other operating companies attributed to the TCI Ventures Group have other investors, public or private, and the payment of dividends, or the making of loans or advances by any one of such TCI Ventures Group entities to any other of such TCI Ventures Group entities would be subject to various business considerations, as well as any legal restrictions, including pursuant to agreements among the investors. At September 30, 1998, TCI Ventures Group had the Ventures Intergroup Credit Facility with TCI Group which has a five-year term commencing on September 10, 1997 and which permits aggregate borrowings at any one time outstanding of up to $500 million (subject to reduction as provided below). At September 30, 1998, borrowings of $37 million were outstanding pursuant to the Ventures Intergroup Credit Facility. In March 1998, TCI Ventures Group entered into the Ventures Group Bank Facility with a term of one year which provides for aggregate borrowings of up to $400 million. At September 30, 1998, borrowings of $400 million were outstanding under the Ventures Group Bank Facility. In addition, effective September 30, 1998, LMC and Ventures LLC entered into the Liberty/Ventures Facility which provides for borrowings of up to $800 million. LMC and Ventures LLC are jointly and severally responsible for the obligations under the Liberty/Ventures Facility. At September 30, 1998, borrowings of $70 million, which have been attributed to TCI Ventures Group, were outstanding under the Liberty/Ventures Facility. If the available borrowings under the Liberty/Ventures Group Facility and the Ventures Intergroup Credit Facility are not sufficient to fund the TCI Ventures Group's capital requirements, no assurance can be given that the TCI Ventures Group will be able to obtain any required additional financing on terms acceptable to it, or at all. Additional capital could be raised for the TCI Ventures Group by, among other things, engaging in public offerings or private placements of TCI Ventures Group common stock or through issuance of debt securities or preferred equity securities attributed to the TCI Ventures Group. If TCI Ventures Group is unable to obtain sufficient financing from outside sources, the TCI Ventures Group may continue to be dependent upon funding from the TCI Group. The TCI Ventures Group's failure to meet its contractual and other capital requirements could have significant adverse consequences to a particular operating company or affiliate and to the TCI Ventures Group.

         TINTA's business strategy requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes may require substantial additional funds. Although TINTA has, at September 30, 1998, (i) available borrowings of $55.8 million under a credit facility with TCI Ventures Group and (ii) the ability to access any excess cash and borrowing availability from the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain debt financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. (As described below, TINTA will use $42.4 million of the availability under its credit facility with TCI Ventures Group to fund a capital contribution to Cablevision.) Furthermore, because TINTA's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of TINTA's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         On November 9, 1998, Cablevision and the lenders under its $1.1 billion loan facility agreed to an extension of $950 million of outstanding borrowings under the facility until December 15, 1998. At that time, outstanding borrowings are to be refinanced through (i) $550 million of indebtedness, which is expected to be issued under Cablevision's medium term note program, and (ii) $400 million of support from Cablevision's shareholders, including TINTA. TINTA's portion of such support aggregates approximately $84.8 million, and will be made through
(i) a $42.4 million capital contribution to Cablevision and (ii) the guarantee of senior indebtedness of Cablevision and/or subordinated loans from TINTA to Cablevision in the aggregate amount of $42.4 million.

         During the fourth quarter of 1998, one of the Cablevision shareholders exercised a put right that, under certain circumstances, could require TINTA to purchase a portion of such shareholder's ownership interest for cash consideration of up to $36 million, one-third of which would be paid on December 15, 1998 and the remaining amount would be paid in four semi-annual installments. Additionally, the Cablevision shareholders' agreement contains a buy-sell provision that, under certain circumstances, could require TINTA to purchase other shareholders' ownership interests.

         Effective September 1, 1998, Telewest and General Cable consummated the General Cable Merger in which holders of General Cable received 1.243 new Telewest shares and (pound)0.65 ($1.11) in cash for each share of General Cable. In addition, holders of General Cable ADS (each representing five General Cable shares) received 6.215 new Telewest shares and (pound)3.25 ($5.53) in cash for each share of General Cable ADS. Based upon Telewest's closing share price of (pound)0.89 ($1.51) on April 14, 1998, the General Cable Merger was valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of 261 million new Telewest shares at a price of (pound)0.925 ($1.57) per share. TINTA subscribed to 84,688,960 Telewest ordinary shares at an aggregate cost of (pound)78.3 million ($133.1 million) in connection with the Telewest Offer. Immediately following the Telewest Offer, TINTA owned 28% of the issued and outstanding Telewest ordinary shares.

         In connection with the General Cable Merger, TINTA also converted its entire holdings of Telewest convertible preference shares (132,638,250 shares) into Telewest ordinary shares. As a result of the General Cable Merger, TINTA's ownership interest in Telewest decreased to 22%. In connection with such dilution, TINTA recognized a non-cash gain of $58.0 million (excluding related tax expense of $20.3 million) during the third quarter of 1998.

         On August 21, 1998, TINTA purchased 100% of the issued and outstanding common stock of Pramer, an Argentine programming company, for $32 million in cash and the issuance of the Pramer Notes in the amount of $65 million. TINTA made an $11 million payment on the Pramer Notes on October 1, 1998 and the remainder of the Pramer Notes are due in 20 equal monthly installments beginning October 15, 1998. For additional information concerning TINTA's acquisition of Pramer, see note 10 to the accompanying combined financial statements of TCI Ventures Group.

         On November 6, 1998, United International Investments ("UII") distributed to TINTA a 45% interest in Princes Holding Limited ("PHL"). Immediately following the distribution, TINTA sold its interest in UII to United International Holdings, Inc. for $68 million plus an additional 5% interest in PHL.

         During the third quarter of 1997, Fox Sports International distributed its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA. On October 2, 1997, TINTA purchased a 5% direct interest in Torneos for $12 million. As of September 30, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $56.5 million.

         @Home is investing significantly in the development of its network infrastructure. @Home believes that the net cash proceeds from its public offering, together with existing cash, cash equivalents and capital lease financing, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. @Home may, however, require additional funds if its estimates of working capital and/or capital expenditure and/or lease financing requirements change or prove inaccurate or in order for @Home to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that @Home will require substantial additional funds to continue to fund its infrastructure investment, product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to @Home. If adequate funds are not available, or are not available on acceptable terms, @Home may not be able to continue its network implementation, to develop new products and services or otherwise to respond to competitive pressures. Such inability could have a material adverse effect on @Home's business, operating results and financial condition.

         During the third quarter of 1998, @Home completed a public offering (the "@Home Offering") in which 2.9 million shares of @Home common stock were sold for net cash proceeds of approximately $125 million. In connection with the @Home Offering (i) TCI Ventures Group paid $36.9 million to purchase 800,000 shares of @Home common stock and (ii) TCI Ventures Group's economic interest in @Home decreased to 38.8%. In connection with the associated dilution of TCI Ventures Group's ownership interest in @Home, TCI Ventures Group recognized a gain of $16.6 million during the third quarter of 1998.

         @Home has entered into exclusive distribution agreements with certain cable operators. In connection with the distribution agreements, @Home has issued warrants to such cable operators to purchase 17,946,956 shares of @Home's Series A common stock. Of these warrants, warrants to purchase 10,581,298 shares were exercisable as of September 30, 1998. During the first quarter of 1998, @Home recorded a non-cash charges of $83.3 million to operations based on the fair value of 2,705,514 shares which were underlying warrants which became exercisable during the period. @Home may issue additional stock, or warrants in connection with its efforts to expand its distribution of the @Home service to other cable operators. The exercise of warrants or stock issued by @Home will reduce TCI Ventures Group's equity interest and voting power in @Home.

         During the period in which each of TCI, Cox, Comcast and Cablevision Systems Corporation ("CSC") have agreed (subject to certain exceptions and limitations) to use @Home as its exclusive provider of high speed residential consumer Internet access services, a stockholders agreement among such parties and @Home provides that in the event the number of exclusive homes passed attributable to TCI decreases below 80% of the number of homes passed of TCI and its controlled affiliates as of June 1996, then TCI will be required to offer to sell a proportionate amount of its equity in @Home to certain other stockholders of @Home at fair market value. Since June 1996, TCI has sold or transferred certain cable systems that reduce TCI's number of base homes passed. In addition, TCI has announced the proposed sale or transfer of additional cable systems that would further reduce TCI's number of base homes passed. In the event that such cable systems continue to be exclusive to @Home, such cable systems and their homes passed would continue to be included in TCI's homes passed for purposes of determining whether or not TCI is obligated to offer a portion of its equity interest in @Home to Cox, Comcast and CSC, even though such cable systems are no longer owned or controlled by TCI. If TCI does not require that such cable systems remain exclusive to @Home, the TCI Ventures Group could be required to sell shares to Cox, Comcast, CSC and certain other stockholders of @Home, at fair market value. There can be no assurance that, if the TCI Ventures Group is required to sell shares of @Home, the price paid to the TCI Ventures Group would represent adequate consideration to the TCI Ventures Group because such fair market value may not adequately reflect the TCI Ventures Group's expectation of the long term value of such investments in @Home. In addition to the exceptions to the general exclusivity obligations, Cox and Comcast have the right to terminate the exclusivity provisions with respect to TCI, Cox, Comcast and CSC in the event TCI does not attain certain customer penetration levels for the @Home service relative to the customer penetration levels of Cox and Comcast, as of June 4, 1999, and each anniversary thereafter until 2002. Such termination could have a material adverse effect on @Home and the value of the TCI Ventures Group's interest in @Home.

         In addition, although TCI, Cox, Comcast and CSC are subject to certain exclusivity obligations to carry @Home's residential consumer Internet service over their cable systems, such exclusivity obligations are subject to a number of exceptions which allow them to compete with @Home in certain circumstances.

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of September 30, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         TINTA has significant commitments and contingent obligations with respect to certain affiliates. For additional information see notes 8 and 16 to the accompanying combined financial statements of TCI Ventures Group.

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

         During the fourth quarter of 1997, TCI entered into the Equity Swap Facility. Pursuant to the Equity Swap Facility, TCI has the right to direct the Counterparty to use the Equity Swap Facility to purchase Equity Swap Shares of TCI Group Series A Stock and TCI Ventures Group Series A Stock with an aggregate purchase price of up to $300 million. TCI has the right, but not the obligation, to purchase Equity Swap Shares through the September 30, 2000 termination date of the Equity Swap Facility. During such period, TCI is to settle periodically any increase or decrease in the market value of the Equity Swap Shares. If the market value of the Equity Swap Shares exceeds the Counterparty's cost, Equity Swap Shares with a fair value equal to the difference between the market value and cost will be segregated from the other Equity Swap Shares. If the market or value of Equity Swap Shares is less than the Counterparty's cost, TCI, at its option, will settle such difference with shares of TCI Group Series A Stock or TCI Ventures Group Series A Stock or, subject to certain conditions, with cash or letters of credit. In addition, TCI is required to periodically pay the Counterparty a fee equal to a LIBOR-based rate on the Counterparty's cost to acquire the Equity Swap Shares. Due to TCI's ability to issue shares to settle periodic price fluctuation and fees under the Equity Swap Facility, TCI records all amounts received or paid under this arrangement as increases or decreases to equity. As of September 30, 1998, the Equity Swap Facility has acquired 4,935,780 shares of TCI Group Series A Stock and 1,171,800 shares of TCI Ventures Group Series A Stock at an aggregate cost that was approximately $49 million less than the fair value of such Equity Swap Shares at September 30, 1998. The costs and benefits associated with the TCI Ventures Group Series A Stock held by the Equity Swap Facility are attributed to TCI Ventures Group.

         In 1996, a subsidiary attributed to TCI Ventures Group (i) issued preferred stock in connection with a previous acquisition, which is convertible at the option of the holders into 1,084,056 of TCI Group Series A Common Stock beginning in April 1999 or sooner in the event of a change in control of TCI and
(ii) acquired an option contract from TCI Group in exchange for a $14 million increase in the intercompany amount due to TCI Group. Such option contract provided TCI Ventures Group with the right to acquire 1,084,056 shares of TCI Group Series A Stock at a price equivalent to the fair value at the time of exercise less $14.625 per share. During September 1998, TCI Group assigned its obligation under the option contract to TCI Ventures Group. As a result of such assignment, TCI Ventures Group recorded a $15.9 million reduction to the intercompany amount due to TCI Group and a corresponding increase to combined equity. In July 1998, TCI Ventures Group entered into an equity swap transaction with a commercial bank, which provides TCI Ventures Group with the right but not the obligation to acquire 1,084,056 shares of TCI Group Series A Stock for approximately $45 million on or before April 19, 1999. In the event TCI Ventures Group does not exercise its right to acquire such shares, any difference between the counterparty's cost and the market value of the shares on the settlement date will be settled in cash or shares of TCI Ventures Group Series A Stock at TCI Ventures Group's option. Such shares will be used to satisfy the exchange requirements of the aforementioned preferred stock.

         During the nine months ended September 30, 1998, pursuant to the stock repurchase program, 145,450 shares of TCI Ventures Group Series A Stock and 94,000 shares of TCI Ventures Group Series B Stock were repurchased at an aggregate cost of $3.9 million. Such amount is reflected as a decrease to combined equity in the accompanying combined financial statements.

         The board of directors of UVSG has authorized UVSG to repurchase from time to time up to an aggregate of 2,000,000 shares of UVSG's Class A common stock. During the nine months ended September 30, 1998, UVSG repurchased approximately 900,000 shares of stock for a total of $15.2 million.

         In February 1998, TCI, Liberty Media Group and UVSG announced an agreement in principal for UVSG to acquire Liberty Media Group's 40% interest in SNG and its 100% interest in certain businesses conducted by Netlink USA in exchange for 12.8 million shares of UVSG's common stock (as adjusted for a two-for-one stock split). Consummation of such transaction is subject to UVSG stockholder approval and certain regulatory approvals.

         On June 11, 1998, UVSG and News Corp. announced the signing of a definitive agreement whereby News Corp.'s TV Guide properties will be combined with UVSG to create a platform for offering television guide services to consumers and advertising. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 60 million shares of UVSG's stock (as adjusted for a two-for-one stock split), including 22,503,412 shares of its Class A common stock and 37,496,588 shares of its Class B common stock (as adjusted for a two-for-one stock split). As a result of this transaction, and the above-described pending transaction with Liberty Media Group, News Corp., TCI and UVSG's public stockholders will own on an economic basis approximately 40%, 44% (of which 34% will be attributable to TCI Ventures Group and 10% will be attributable to Liberty Media Group) and 16%, respectively, of UVSG. Following such transactions, News Corp. and TCI will each have approximately 48% of the voting power of UVSG's outstanding stock. TCI will begin to account for its interest in UVSG under the equity method of accounting following consummation of this transaction. Consummation of this transaction is subject to UVSG stockholder approval and certain regulatory approvals. Accordingly, no assurance can be given that this transaction will be consummated.

         On January 12, 1998, TCI acquired from a minority shareholder of UVSG
24.8 million shares of UVSG Class A common stock (as adjusted for a two-for-one stock split) in exchange for 12.7 million shares of TCI Ventures Group Series A Stock and 7.3 million shares of Liberty Group Series A Stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. As a result of such transaction TCI increased its ownership in the equity of UVSG to approximately 74%, of which 57% is attributed to TCI Ventures Group and 17% is attributed to Liberty Media Group. In addition, TCI's collective voting power increased to 93%. In connection with such transaction, during the first quarter of 1998, TCI Ventures Group recorded a $154.2 million increase to intangible assets, a $23.5 million decrease to minority interest in equity of attributed subsidiaries and a $177.7 million increase to combined equity.

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

         In July 1998, TCI and the other partners of KC Fiber sold the assets of KC Fiber to TCG for cash proceeds of $55 million. TCI Ventures Group holds a 50% interest in KC Fiber. TCI Ventures Group received proceeds of $20.3 million in connection with such sale.

         During the third quarter of 1998, TINTA exercised its right to require Liberty Media Group to purchase from TINTA 2,710,406 shares of TCI Music, Inc. Series A common stock for $8.00 per share. Due to the related party nature of the transaction, TCI Ventures Group has reflected its share of excess consideration received over the basis of net assets sold of $18.4 million as an increase to combined equity in the accompanying combined financial statements of TCI Ventures Group.

         During the third quarter of 1998, TCI Ventures Group recognized dividend income of $15.5 million on its AT&T Common Stock. No assurance can be given that future dividends will be paid at such rate or at all. See notes 2 and 9 to the accompanying combined financial statements of TCI Ventures Group.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC, entered into an agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying combined financial statements of TCI Ventures Group. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On July 17, 1998, TCI Ventures Group acquired 21.4 million shares of stock of GI in exchange for (i) certain of the assets of NDTC's set-top authorization business, (ii) the license of certain related software to GI,
(iii) a $50 million promissory note from TCI Ventures Group to GI and (iv) a nine year revenue guarantee from TCI Ventures Group in favor of GI. In connection therewith, NDTC also entered into a service agreement pursuant to which it will provide certain postcontract services to GI's set-top authorization business. The 21.4 million shares of GI common stock are, in addition to other transfer restrictions, restricted as to their sale by NDTC for a three year period, and represent approximately 13% of the outstanding common stock of GI at September 30, 1998. TCI Ventures Group recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. TCI Ventures Group will account for its investment in such shares using the cost method of accounting. The $346 million excess of the recorded value of GI common stock received over (i) the book value of certain assets transferred from NDTC to GI, and (ii) the $42 million present value of the promissory note due from TCI Ventures Group to GI, has been deferred by TCI Ventures Group in the accompanying September 30, 1998 combined balance sheet. A portion of such excess equal to the $160 million present value of the annual amounts specified by the revenue guarantee will be amortized to revenue over nine years in proportion to such annual guaranteed amounts. The remaining $186 million excess will be amortized to revenue on a straight-line basis over the nine-year period that NDTC is required to perform postcontract services.

         As described more fully in note 16 to the accompanying combined financial statements of TCI Ventures Group, on September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary has submitted a claim to its insurance carrier for its damaged property and loss of revenue. The Puerto Rico Subsidiary anticipates that its estimated loss of revenue will exceed its business interruption insurance. Such uncovered losses could cause the Puerto Rico Subsidiary to be in violation of certain financial covenants of the Puerto Rico Bank Facility in the fourth quarter of 1998 and the first quarter of 1999. Violations of certain financial covenants will prevent the Puerto Rico Subsidiary from borrowing any unused borrowing commitments and could result in the acceleration of amounts due under the Puerto Rico Bank Facility. The Puerto Rico Subsidiary is in discussions with the lenders of the Puerto Rico Bank Facility regarding possible remedies of any potential violations of financial covenants.

                           TELE-COMMUNICATIONS, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1998 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         New Litigation

         Gemstar Development Corporation, Superguide, Inc. and StarSight Telecast, Inc. vs. Prevue Networks, Inc. and TCI. On July 24, 1998, Gemstar Development Corporation and StarSight Telecast, Inc. filed a complaint against Prevue Networks, Inc. alleging infringement of two United States patents by the Prevue Interactive system. On September 30, 1998, the plaintiffs amended their complaint to add an additional plaintiff and to add TCI as a defendant. Plaintiffs seek preliminary and permanent injunctive relief, as well as damages, treble damages, attorneys' fees and costs. TCI has only recently been served in this matter and has not yet answered. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of these actions, the ultimate disposition should not have a material adverse effect on the financial condition of the Company.

         New Developments in Previously Reported Litigation

         As previously reported, on February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against TCI and certain current and former officers of TCI and its subsidiary, TCIC (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald
         W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the Estate of Bob Magness. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Discovery is proceeding. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         On July 13, 1998, two putative class action complaints were filed by certain stockholders of TINTA in the Court of Chancery of the State of Delaware. The actions, which have identical claims and allegations, are styled as Berkowitz v. Hindery, et al., C.A. No. 16533, and Chetkov v. Hindery, et al., C.A. No. 16534, respectively. The complaints were filed following the announcement of a proposed business combination in which Liberty Media Group would acquire all outstanding public shares of TINTA not already owned by TCI Ventures Group. The defendants named in both complaints are TCI, TINTA, and the Board of Directors of TINTA: Leo J. Hindery, John C. Malone, Gary S. Howard, David J. Evans, Pierre Lescure, Paul A. Gould, Fred A. Vierra, and Jerome H. Kern. The gravamen of both complaints is that the TINTA directors will breach their fiduciary duties by approving the merger and undervaluing the proposed merger consideration to the detriment of the TINTA public stockholders. Plaintiffs in both actions seek to enjoin the consummation or closing of the proposed merger, or the rescission of the merger in the event it is consummated, and unspecified compensatory damages, fees and costs. The Company and the plaintiffs have reached an agreement in principle to settle the class action litigation in exchange for TCI's willingness to include a $22.00 per TINTA share pricing provision in the merger agreement with Liberty Media Group. The tentative settlement is subject to numerous conditions, including the execution of definitive settlement documents, court approval of the settlement and consummation of the merger. Based on the facts available, management believes that although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

                           TELE-COMMUNICATIONS, INC.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits -

               (27) Tele-Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:


                  Date of               Items
                  Report               Reported     Financial Statements Filed
                  -------              --------     --------------------------
               July 1, 1998             Item 5                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TELE-COMMUNICATIONS, INC.




Date:      November 12, 1998                By: /s/ Leo J. Hindery, Jr.
                                               ----------------------------
                                               Leo J. Hindery, Jr.
                                               President and Chief
                                               Operating Officer




Date:      November 12, 1998                By: /s/ Stephen M. Brett
                                               ----------------------------
                                               Stephen M. Brett
                                               Executive Vice President,
                                               General Counsel and Secretary



Date:      November 12, 1998                By: /s/ Bernard W. Schotters
                                               ----------------------------
                                               Bernard W. Schotters
                                               Senior Vice President
                                               (Principal Financial Officer)




Date:      November 12, 1998                By: /s/ Ann M. Koets
                                               ----------------------------
                                               Ann M. Koets
                                               Executive Vice President
                                               TCI Communications, Inc.
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


         (27)  Tele-Communications, Inc. Financial Data Schedule