Form 10-Q/A
period 1998-06-30
TELE COMMUNICATIONS INC /CO/
filed 1998-11-19
CIK 925692

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


Commission File Number 0-20421


                           TELE-COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        State of Delaware                             84-1260157
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


            5619 DTC Parkway
           Englewood, Colorado                                    80111
---------------------------------------                     ------------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

                                          TELE-COMMUNICATIONS, INC.




Date:  November 19, 1998              By:   /s/ Stephen M. Brett
                                          -------------------------------------
                                                Stephen M. Brett
                                                   Executive Vice President,
                                                    General Counsel and
                                                       Secretary

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

                            TELE-COMMUNICATIONS, INC.


Item 2.  Change in Securities.

      TCI issued 1,135,288 shares of TCI Group Series A Stock on June 29, 1998 to the holder of shares of Series C-TCI Group Preferred Stock upon the conversion, and pursuant to the terms, thereof. TCI issued the equity securities described in this paragraph in reliance on the exemption from the registration requirements of the Act provided by Section 3(a)(9) thereof. TCI believes that such exemption from registration is available because (i) shares of TCI Group Series A Stock were issued by TCI to existing security holders exclusively in exchange for shares of Series C-TCI Group Preferred Stock and (ii) no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders, held on June 16, 1998 (the "Meeting"), the following matters were voted upon by the stockholders of
      TCI:

      1. The election of three directors of TCI as follows: John W. Gallivan by 99.57% of the votes cast at the Meeting (2,028,281,100 For; 8,587,036 Withheld), Paul A. Gould by 99.65% of the votes cast at the meeting (2,029,756,903 For; 7,111,233 Withheld), and Jerome H. Kern by 99.39% of the votes cast at the Meeting (2,024,445,253 For; 12,422,883 Withheld). The election of directors required a plurality of the votes of the outstanding shares as of the record date of April 30, 1998 (the "Record Date") of the TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock, Liberty Group Series B Stock, TCI Ventures Group Series A Stock, TCI Ventures Group Series B Stock, Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock, Series C-TCI Group Preferred Stock, Series C-Liberty Media Group Preferred Stock, Series G Preferred Stock and Series H Preferred Stock, voting as a single class. Additionally, subsequent to the Meeting, Messrs. Leo J. Hindery, Jr., John C. Malone, Robert A. Naify, Donne F. Fisher, Kim Magness, and J C Sparkman continue to serve as members of the Board of Directors subject to re-election over staggered three year terms.

                            TELE-COMMUNICATIONS, INC.


      2. A proposal to approve the Tele-Communications, Inc. 1998 Incentive Plan (the "1998 Incentive Plan Proposal"), pursuant to which employees of TCI and its subsidiaries and independent contractors providing services to TCI or its subsidiaries ("Eligible Participants" or, individually, an "Eligible Participant") may be awarded additional remuneration for services rendered and encouraged to invest in capital stock of TCI, thereby increasing such Eligible Participants' proprietary interest in TCI's businesses, encouraging such Eligible Participants to remain in the employ of TCI or its subsidiaries, and increasing such Eligible Participants' interest in the continued success and progress of the Company and its subsidiaries. The 1998 Incentive Plan Proposal required the affirmative vote of a majority of the combined voting power and a majority of the combined number of shares outstanding, as of the Record Date, of the TCI Group Series A Stock, the TCI Group Series B Stock, the Liberty Group Series A Stock, the Liberty Group Series B Stock, the TCI Ventures Group Series A Stock, the TCI Ventures Group Series B Stock, the Series C-TCI Group Preferred Stock, and the Series C-Liberty Media Group Preferred Stock entitled to vote, voting as a single class (1,694,434,808 For; 324,942,209 Against; 10,132,349 Abstentions; and 6,224,633 Broker Non-Votes).

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits -

               (3) The Restated Certificate of Incorporation, dated August 4, 1994, as amended on August 4, 1994, August 16, 1994, October 11, 1994, October 21, 1994, January 26, 1995,
                        August 3, 1995, August 3, 1995, January 25, 1996,
                        January 25, 1996, April 7, 1997, August 28, 1997,
                        December 30, 1997, December 30, 1997, January 17, 1998 and April 24, 1998. *

               (10.1) Employment Agreement, dated as of June 23, 1998, between the Company and Leo J. Hindery, Jr. *

               (10.2) Employment Agreement, dated as of June 1, 1998, between the Company and Stephen M. Brett *

               (10.3) Employment Agreement, dated as of January 1, 1998, between the Company and Larry E. Romrell *

               (27)     Tele-Communications, Inc. Financial Data Schedule *

               ----------------
               * Previously filed

         (b)   Reports on Form 8-K filed during the quarter ended June 30, 1998:

                      Date of                             Items
                      Report                            Reported                      Financial Statements Filed
                      ------                            --------                      --------------------------
        March 6, 1998, as amended on June                Item 7              Cablevision Systems Corporation
              23 and June 30, 1998                                             Three and nine months ended
                                                                                  September 30, 1997
                                                                                      (unaudited)
                                                                                Years ended December 31,
                                                                                   1996, 1995 and 1994